Form 10-Q
period 2008-06-27
MERRILL LYNCH & CO INC
filed 2008-08-05
CIK 65100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2008
OR

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

1,528,978,506 shares of Common Stock and 2,484,974 Exchangeable Shares as of the close of business on August 1, 2008. The Exchangeable Shares, which were issued by Merrill Lynch & Co., Canada Ltd. in connection with the merger with Midland Walwyn Inc., are exchangeable at any time into Common Stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to Common Stock.

MERRILL LYNCH & CO., INC. QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2008

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of (Loss)/Earnings (Unaudited)

	For the Three Months Ended
	June 27,	June 29,
(In millions, except per share amounts)	2008	2007

Revenues
Principal transactions	$(4,083)	$3,556
Commissions	1,811	1,787
Managed accounts and other fee-based revenues	1,399	1,349
Investment banking	1,158	1,528
Earnings from equity method investments	111	375
Other	(1,875)	387

	(1,479)	8,982
Interest and dividend revenues	7,535	14,447
Less interest expense	8,172	13,970

Net interest (loss)/profit	(637)	477

Revenues, net of interest expense	(2,116)	9,459

Non-interest expenses
Compensation and benefits	3,491	4,731
Communications and technology	566	482
Brokerage, clearing, and exchange fees	370	346
Occupancy and related depreciation	328	273
Professional fees	263	245
Advertising and market development	166	200
Office supplies and postage	55	56
Other	311	300
Restructuring charge	445	-

Total non-interest expenses	5,995	6,633

Pre-tax (loss)/earnings from continuing operations	(8,111)	2,826
Income tax (benefit)/expense	(3,477)	816

Net (loss)/earnings from continuing operations	(4,634)	2,010

Discontinued operations:
Pre-tax (loss)/earnings from discontinued operations	(32)	197
Income tax (benefit)/expense	(12)	68

Net (loss)/earnings from discontinued operations	(20)	129

Net (loss)/earnings	$(4,654)	$2,139

Preferred stock dividends	$237	$72

Net (loss)/earnings applicable to common stockholders	$(4,891)	$2,067

Basic (loss)/earnings per common share from continuing operations	$(4.95)	$2.32
Basic (loss)/earnings per common share from discontinued operations	(0.02)	0.16

Basic (loss)/earnings per common share	$(4.97)	$2.48

Diluted (loss)/earnings per common share from continuing operations	$(4.95)	$2.10
Diluted (loss)/earnings per common share from discontinued operations	(0.02)	0.14

Diluted (loss)/earnings per common share	$(4.97)	$2.24

Dividend paid per common share	$0.35	$0.35

Average shares used in computing earnings per common share
Basic	984.1	833.8
Diluted	984.1	923.3

 See Notes to Condensed Consolidated Financial Statements

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of (Loss)/Earnings (Unaudited)

	For the Six Months Ended
	June 27,	June 29,
(In millions, except per share amounts)	2008	2007

Revenues
Principal transactions	$(6,501)	$6,290
Commissions	3,700	3,500
Managed accounts and other fee-based revenues	2,854	2,633
Investment banking	2,075	3,038
Earnings from equity method investments	542	684
Other	(3,324)	1,228

	(654)	17,373
Interest and dividend revenues	19,396	27,168
Less interest expense	17,924	25,479

Net interest profit	1,472	1,689

Revenues, net of interest expense	818	19,062

Non-interest expenses
Compensation and benefits	7,687	9,585
Communications and technology	1,121	961
Brokerage, clearing, and exchange fees	757	656
Occupancy and related depreciation	637	538
Professional fees	505	471
Advertising and market development	342	355
Office supplies and postage	112	115
Other	624	654
Restructuring charge	445	-

Total non-interest expenses	12,230	13,335

Pre-tax (loss)/earnings from continuing operations	(11,412)	5,727
Income tax (benefit)/expense	(4,809)	1,687

Net (loss)/earnings from continuing operations	(6,603)	4,040

Discontinued operations:
Pre-tax (loss)/earnings from discontinued operations	(57)	391
Income tax (benefit)/expense	(44)	134

Net (loss)/earnings from discontinued operations	(13)	257

Net (loss)/earnings	$(6,616)	$4,297

Preferred stock dividends	$411	$124

Net (loss)/earnings applicable to common stockholders	$(7,027)	$4,173

Basic (loss)/earnings per common share from continuing operations	$(7.17)	$4.67
Basic (loss)/earnings per common share from discontinued operations	(0.01)	0.31

Basic (loss)/earnings per common share	$(7.18)	$4.98

Diluted (loss)/earnings per common share from continuing operations	$(7.17)	$4.22
Diluted (loss)/earnings per common share from discontinued operations	(0.01)	0.28

Diluted (loss)/earnings per common share	$(7.18)	$4.50

Dividend paid per common share	$0.35	$0.35

Average shares used in computing earnings per common share
Basic	978.5	837.6
Diluted	978.5	926.8

 See Notes to Condensed Consolidated Financial Statements

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 27,	Dec. 28,
(dollars in millions, except per share amounts)	2008	2007

ASSETS

Cash and cash equivalents	$31,211	$41,346

Cash and securities segregated for regulatory purposes or deposited with clearing organizations	26,228	22,999

Securities financing transactions
Receivables under resale agreements (includes $105,047 in 2008 and $100,214 in 2007 measured at fair value in accordance with SFAS No. 159)	224,958	221,617
Receivables under securities borrowed transactions (includes $1,201 in 2008 measured at fair value in accordance with SFAS No. 159)	129,426	133,140

	354,384	354,757
Trading assets, at fair value (includes securities pledged as collateral that can be sold or repledged of $23,401 in 2008 and $45,177 in 2007)
Derivative contracts	86,492	72,689
Equities and convertible debentures	42,870	60,681
Corporate debt and preferred stock	37,769	37,849
Mortgages, mortgage-backed, and asset-backed	29,273	28,013
Non-U.S. governments and agencies	8,825	15,082
U.S. Government and agencies	6,784	11,219
Municipals, money markets and physical commodities	5,626	9,136

	217,639	234,669

Investment securities (includes $4,556 in 2008 and $4,685 in 2007 measured at fair value in accordance with SFAS No. 159) (includes securities pledged as collateral that can be sold or repledged of $4,111 in 2008 and $16,124 in 2007)	71,286	82,532

Securities received as collateral, at fair value	51,505	45,245

Other receivables
Customers (net of allowance for doubtful accounts of $91 in 2008 and $24 in 2007)	70,798	70,719
Brokers and dealers	17,300	22,643
Interest and other	32,684	33,487

	120,782	126,849

Loans, notes, and mortgages (net of allowances for loan losses of $602 in 2008 and $533 in 2007) (includes $1,204 in 2008 and $1,149 in 2007 measured at fair value in accordance with SFAS No. 159)	79,170	94,992

Equipment and facilities (net of accumulated depreciation and amortization of $5,779 in 2008 and $5,518 in 2007)	3,142	3,127

Goodwill and other intangible assets	5,058	5,091

Other assets	5,805	8,443

Total Assets	$966,210	$1,020,050

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 27,	Dec. 28,
(dollars in millions, except per share amount)	2008	2007

LIABILITIES

Securities financing transactions
Payables under repurchase agreements (includes $81,193 in 2008 and $89,733 in 2007 measured at fair value in accordance with SFAS No. 159)	$197,881	$235,725
Payables under securities loaned transactions	65,691	55,906

	263,572	291,631

Short-term borrowings (includes $3,112 in 2008 measured at fair value in accordance with SFAS No. 159)	19,139	24,914

Deposits	100,458	103,987

Trading liabilities, at fair value
Derivative contracts	65,908	73,294
Equities and convertible debentures	25,362	29,652
Non-U.S. governments and agencies	6,460	9,407
U.S. Government and agencies	4,541	6,135
Corporate debt and preferred stock	3,254	4,549
Municipals, money markets and other	451	551

	105,976	123,588

Obligation to return securities received as collateral, at fair value	51,505	45,245

Other payables
Customers	65,633	63,582
Brokers and dealers	15,743	24,499
Interest and other	33,777	44,545

	115,153	132,626

Long-term borrowings (includes $91,667 in 2008 and $76,334 in 2007 measured at fair value in accordance with SFAS No. 159)	270,436	260,973

Junior subordinated notes (related to trust preferred securities)	5,193	5,154

Total Liabilities	931,432	988,118

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred Stockholders’ Equity (liquidation preference of $30,000 per share; issued: 2008 — 244,100 shares; 2007 — 155,000 shares; liquidation preference of $1,000 per share; issued: 2008 and 2007 — 115,000 shares; liquidation preference of $100,000 per share; issued: 2008 — 66,000 shares)	13,666	4,383
Common Stockholders’ Equity
Shares exchangeable into common stock	39	39
Common stock (par value $1.33 1/3 per share; authorized: 3,000,000,000 shares; issued: 2008 — 1,414,588,700 shares; 2007 — 1,354,309,819 shares)	1,885	1,805
Paid-in capital	31,200	27,163
Accumulated other comprehensive loss (net of tax)	(3,685)	(1,791)
Retained earnings	15,978	23,737

	45,417	50,953
Less: Treasury stock, at cost (2008 — 431,518,432 shares; 2007 — 418,270,289 shares)	24,305	23,404

Total Common Stockholders’ Equity	21,112	27,549

Total Stockholders’ Equity	34,778	31,932

Total Liabilities and Stockholders’ Equity	$966,210	$1,020,050

 See Notes to Condensed Consolidated Financial Statements

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
		June 29,
		2007
	June 27,	As Restated
(dollars in millions)	2008	See Note 16

Cash flows from operating activities:
Net (loss)/earnings	$(6,616)	$4,297
Adjustments to reconcile net (loss)/earnings to cash used for operating activities
Depreciation and amortization	452	306
Share-based compensation expense	1,357	885
Deferred taxes	(3,353)	196
Earnings from equity method investments	(153)	(540)
Other	3,787	752
Changes in operating assets and liabilities:
Trading assets	17,030	(21,091)
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	(2,058)	(4,835)
Receivables under resale agreements	(3,341)	(82,896)
Receivables under securities borrowed transactions	3,714	(68,745)
Customer receivables	(78)	(6,664)
Brokers and dealers receivables	5,345	(10,926)
Proceeds from loans, notes, and mortgages held for sale	15,010	45,073
Other changes in loans, notes, and mortgages held for sale	(3,535)	(49,358)
Trading liabilities	(16,324)	21,590
Payables under repurchase agreements	(37,844)	84,192
Payables under securities loaned transactions	9,785	28,387
Customer payables	2,051	6,537
Brokers and dealers payables	(8,756)	16,481
Trading investment securities	411	5,748
Other, net	(2,375)	(2,629)

Cash used for operating activities	(25,491)	(33,240)

Cash flows from investing activities:
Proceeds from (payments for):
Maturities of available-for-sale securities	4,243	7,818
Sales of available-for-sale securities	20,021	15,728
Purchases of available-for-sale securities	(22,104)	(28,997)
Proceeds from the sale of discontinued operations	12,576	-
Equipment and facilities, net	(454)	(50)
Loans, notes, and mortgages held for investment	(8,588)	6,205
Other investments	1,818	(4,232)
Acquisitions, net of cash	-	(1,267)

Cash provided by (used for) investing activities	7,512	(4,795)

Cash flows from financing activities:
Proceeds from (payments for):
Commercial paper and short-term borrowings	(6,439)	1,954
Issuance and resale of long-term borrowings	53,564	75,517
Settlement and repurchases of long-term borrowings	(46,053)	(29,985)
Deposits	(3,529)	(1,323)
Derivative financing transactions	452	(28)
Issuance of common stock	2,535	700
Issuance of preferred stock, net	9,283	1,479
Common stock repurchases	-	(3,800)
Other common stock transactions	(870)	267
Excess tax benefits related to share-based compensation	37	649
Dividends	(1,136)	(749)

Cash provided by financing activities	7,844	44,681

(Decrease)/increase in cash and cash equivalents	(10,135)	6,646
Cash and cash equivalents, beginning of period	41,346	32,109

Cash and cash equivalents, end of period	$31,211	$38,755

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Income taxes (net of refunds)	$116	$890
Interest	18,235	24,860

 See Notes to Condensed Consolidated Financial Statements

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss)/Income (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 27,	June 29,	June 27,	June 29,
(dollars in millions)	2008	2007	2008	2007

Net (loss)/earnings	$(4,654)	$2,139	$(6,616)	$4,297
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(40)	60	(48)	24
Net unrealized gain/(loss) on investment securities available-for-sale	462	(82)	(1,814)	(24)
Net deferred loss on cash flow hedges	(89)	(23)	(40)	(27)
Defined benefit pension and postretirement plans	1	5	6	9

Total other comprehensive income/(loss), net of tax	334	(40)	(1,896)	(18)

Comprehensive (loss)/income	$(4,320)	$2,099	$(8,512)	$4,279

 See Notes to Condensed Consolidated Financial Statements

Merrill Lynch & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 27, 2008

Note 1.  Summary of Significant Accounting Policies

For a complete discussion of Merrill Lynch’s accounting policies, refer to the Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year-ended December 28, 2007 (“2007 Annual Report”).

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Merrill Lynch & Co., Inc. (“ML & Co.”) and subsidiaries (collectively, “Merrill Lynch” or the “Company”). The Condensed Consolidated Financial Statements are presented in accordance with U.S. Generally Accepted Accounting Principles, which include industry practices. Intercompany transactions and balances have been eliminated. The interim Condensed Consolidated Financial Statements for the three and six month periods are unaudited; however, in the opinion of Merrill Lynch management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included.

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

Discontinued Operations

On August 13, 2007, Merrill Lynch announced a strategic business relationship with AEGON, N.V. (“AEGON”) in the areas of insurance and investment products. As part of this relationship, Merrill Lynch sold Merrill Lynch Life Insurance Company and ML Life Insurance Company of New York (together “Merrill Lynch Insurance Group” or “MLIG”) to AEGON for $1.3 billion in the fourth quarter of 2007 and resulted in an after-tax gain of approximately $316 million. The gain along with the financial results of MLIG, have been reported within discontinued operations for all periods presented. Merrill Lynch previously reported the results of MLIG in the Global Wealth Management (“GWM”) business segment. Refer to Note 15 for additional information.

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

Securitization Activities

In the normal course of business, Merrill Lynch securitizes commercial and residential mortgage loans and home equity loans; municipal, government, and corporate bonds; and other types of financial assets. Merrill Lynch may retain interests in the securitized financial assets through holding tranches of the securitization. In accordance with SFAS No. 140, Merrill Lynch recognizes transfers of financial assets that relinquish control as sales to the extent of cash and any proceeds received. Control is considered to be relinquished when all of the following conditions have been met:

•	The transferred assets have been legally isolated from the transferor even in bankruptcy or other receivership;
•	The transferee has the right to pledge or exchange the assets it received, or if the entity is a QSPE the beneficial interest holders have the right to pledge or exchange their beneficial interests; and
•	The transferor does not maintain effective control over the transferred assets (e.g. the ability to unilaterally cause the holder to return specific transferred assets).

Revenue Recognition

Principal transactions revenues include both realized and unrealized gains and losses on trading assets and trading liabilities, investment securities classified as trading investments and fair value changes associated with structured debt. These instruments are recorded at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between marketplace participants. Gains and losses are recognized on a trade date basis.

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

Contractual interest and dividends received and paid on trading assets and trading liabilities, excluding derivatives, are recognized on an accrual basis as a component of interest and dividend revenues and interest expense. Interest and dividends on investment securities are recognized on an accrual basis as a component of interest and dividend revenues. Interest related to loans, notes, and mortgages, securities financing activities and certain short- and long-term borrowings are recorded on an accrual basis with related interest recorded as interest revenue or interest expense, as applicable. Contractual interest on structured notes is recorded as a component of interest expense.

Use of Estimates

In presenting the Condensed Consolidated Financial Statements, management makes estimates regarding:

•	Valuations of assets and liabilities requiring fair value estimates;
•	Determination of other-than-temporary impairments for available-for-sale investment securities;
•	The outcome of litigation;
•	Assumptions and cash flow projections used in determining whether VIEs should be consolidated and the determination of the qualifying status of QSPEs;
•	The realization of deferred taxes and the recognition and measurement of uncertain tax positions;
•	The carrying amount of goodwill and other intangible assets;
•	The amortization period of intangible assets with definite lives;
•	Incentive-based compensation accruals and valuation of share-based payment compensation arrangements; and
•	Other matters that affect the reported amounts and disclosure of contingencies in the financial statements.

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

Counterparty Credit Risk

In determining fair value Merrill Lynch considers both the credit risk of its counterparties, as well as its own creditworthiness. Credit risk to third parties is generally mitigated by entering into netting and collateral arrangements. Net exposure is then valued for counterparty creditworthiness and the resultant value is incorporated into the fair value of the respective instruments. The calculation of the credit adjustment for derivatives is generally based upon observable market credit spreads.

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

Securities Financing Transactions

Merrill Lynch enters into repurchase and resale agreements and securities borrowed and loaned transactions to accommodate customers and earn interest rate spreads (also referred to as “matched-book transactions”), obtain securities for settlement and finance inventory positions.

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

Merrill Lynch’s policy is to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under resale agreements. To ensure that the market value of the underlying collateral remains sufficient, collateral is generally valued daily and Merrill Lynch may require counterparties to deposit additional collateral or may return collateral pledged when appropriate.

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

Trading Assets and Liabilities

Merrill Lynch’s trading activities consist primarily of securities brokerage and trading; derivatives dealing and brokerage; commodities trading and futures brokerage; and securities financing transactions. Trading assets and trading liabilities consist of cash instruments (e.g., securities and loans) and derivative instruments used for trading purposes or for managing risk exposures in other trading inventory. See the Derivatives section for additional information on the accounting policy for derivatives. Trading assets and trading liabilities also include commodities inventory.

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

Derivatives

A derivative is an instrument whose value is derived from an underlying instrument or index, such as interest rates, equity securities, currencies, commodities or credit spreads. Derivatives include futures, forwards, swaps, option contracts and other financial instruments with similar characteristics. Derivative contracts often involve future commitments to exchange interest payment streams or currencies based on a notional or contractual amount (e.g., interest rate swaps or currency forwards) or to purchase or sell other financial instruments at specified terms on a specified date (e.g., options to buy or sell securities or currencies). Derivative activity is subject to Merrill Lynch’s overall risk management policies and procedures.

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

The accounting for changes in fair value of a derivative instrument depends on its intended use and if it is designated and qualifies as an accounting hedging instrument under SFAS No. 133.

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

Merrill Lynch also enters into derivatives in order to manage risk exposures arising from assets and liabilities not carried at fair value as follows:

1.	Merrill Lynch routinely issues debt in a variety of maturities and currencies to achieve the lowest cost financing possible. In addition, Merrill Lynch’s regulated bank entities accept time deposits of varying rates and maturities. Merrill Lynch enters into derivative transactions to hedge these liabilities. Derivatives used most frequently include swap agreements that:

•	Convert fixed-rate interest payments into variable-rate interest payments;
•	Change the underlying interest rate basis or reset frequency; and
•	Change the settlement currency of a debt instrument.

2.	Merrill Lynch enters into hedges on marketable investment securities to manage the interest rate risk, currency risk, and net duration of its investment portfolios.

3.	Merrill Lynch has fair value hedges of long-term fixed rate resale and repurchase agreements to manage the interest rate risk of these assets and liabilities. Subsequent to the adoption of SFAS No. 159, Merrill Lynch elects to account for these instruments on a fair value basis rather than apply hedge accounting.

4.	Merrill Lynch uses foreign-exchange forward contracts, foreign-exchange options, currency swaps, and foreign-currency-denominated debt to hedge its net investments in foreign operations. These derivatives and cash instruments are used to mitigate the impact of changes in exchange rates.

5.	Merrill Lynch enters into futures, swaps, options and forward contracts to manage the price risk of certain commodity inventory.

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

Netting of Derivative Contracts

Where Merrill Lynch has entered into a legally enforceable netting agreement with counterparties, it reports derivative assets and liabilities, and any related cash collateral, net in the Condensed Consolidated Balance Sheets in accordance with FIN No. 39, Offsetting Amounts Related to Certain Contracts (“FIN No. 39”). Derivative assets and liabilities are presented net of cash collateral of approximately $25.0 billion and $49.3 billion, respectively, at June 27, 2008 and $13.5 billion and $39.7 billion, respectively, at December 28, 2007.

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

Marketable Investments

ML & Co. and certain of its non-broker-dealer subsidiaries, including Merrill Lynch banks, follow the guidance in SFAS No. 115 when accounting for investments in debt and publicly traded equity securities. Merrill Lynch classifies those debt securities that it has the intent and ability to hold to maturity as held-to-maturity securities. Held-to-maturity securities are carried at cost unless a decline in value is deemed other-than-temporary, in which case the carrying value is reduced. For Merrill Lynch, the trading classification under SFAS No. 115 generally includes those securities that are bought and held principally for the purpose of selling them in the near term, securities that are economically hedged, or securities that may contain a bifurcatable embedded derivative as defined in SFAS No. 133. Securities classified as trading are marked to fair value through earnings. All other qualifying securities are classified as available-for-sale and held at fair value with unrealized gains and losses reported in accumulated other comprehensive loss. Any unrealized losses that are deemed other-than-temporary are included in current period earnings and removed from accumulated other comprehensive loss.

Realized gains and losses on investment securities are included in current period earnings. For purposes of computing realized gains and losses, the cost basis of each investment sold is generally based on the average cost method.

Merrill Lynch regularly (at least quarterly) evaluates each available-for-sale security whose value has declined below amortized cost to assess whether the decline in fair value is other-than-temporary. A decline in a debt security’s fair value is considered to be other-than-temporary if it is probable that not all amounts contractually due will be collected or management determines that it does not have the intent and ability to hold the security for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the security.

Merrill Lynch’s impairment review generally includes:

•	Identifying securities with indicators of possible impairment;
•	Analyzing individual securities with fair value less than amortized cost for specific factors including:

•	An adverse change in cash flows
•	The estimated length of time to recover from fair value to amortized cost
•	The severity and duration of the fair value decline from amortized cost
•	Evaluating the financial condition of the issuer;

•	Discussing evidential matter, including an evaluation of the factors that could cause individual securities to qualify as having other-than-temporary impairment;
•	Determining whether management intends to hold the security through to recovery. To the extent that Merrill Lynch has the ability and intent to hold the securities, no impairment charge will be recognized; and
•	Documenting the analysis and conclusions.

Non-Qualifying Investments

Non-qualifying investments are those investments that are not within the scope of SFAS No. 115 and primarily include private equity investments accounted for at fair value and securities carried at cost or under the equity method of accounting.

Private equity investments that are held for capital appreciation and/or current income are accounted for under the AICPA Accounting and Auditing Guide, Investment Companies (the “Investment Company Guide”) and carried at fair value. Additionally, certain private equity investments that are not accounted for under the Investment Company Guide may be carried at fair value under the fair value option election in SFAS No. 159. The carrying value of private equity investments reflects expected exit values based upon market prices or other valuation methodologies including expected cash flows and market comparables of similar companies.

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

Loans, Notes, and Mortgages, Net

Merrill Lynch’s lending and related activities include loan originations, syndications, and securitizations. Loan originations include corporate and institutional loans, residential and commercial mortgages, asset-based loans, and other loans to individuals and businesses. Merrill Lynch also engages in secondary market loan trading (see Trading Assets and Liabilities section) and margin lending. Loans included in loans, notes, and mortgages are classified for accounting purposes as loans held for investment and loans held for sale.

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

Loans held for sale are carried at lower of cost or fair value. The fair value option in SFAS No. 159 has been elected for certain held for sale loans, notes and mortgages. Estimation is required in determining these fair values. The fair value of loans made in connection with commercial lending activity, consisting mainly of senior debt, is primarily estimated using the market value of publicly issued debt instruments or discounted cash flows. Merrill Lynch’s estimate of fair value for other loans, notes, and mortgages is determined based on the individual loan characteristics. For certain homogeneous categories of loans, including residential mortgages, automobile loans, and home equity loans, fair value is estimated using a whole loan valuation or an “as-if” securitized price based on market conditions. An “as-if” securitized price is based on estimated performance of the underlying asset pool collateral, rating agency credit structure assumptions and market pricing for similar securitizations previously executed. Declines in the carrying value of loans held for sale and loans accounted for at fair value under the fair value option are included in other revenues in the Condensed Consolidated Statements of (Loss)/Earnings.

Nonrefundable loan origination fees, loan commitment fees, and “draw down” fees received in conjunction with held for investment loans are generally deferred and recognized over the contractual life of the loan as an adjustment to the yield. If, at the outset, or any time during the term of the loan, it becomes probable that the repayment period will be extended, the amortization is recalculated using the expected remaining life of the loan. When the loan contract does not provide for a specific maturity date, management’s best estimate of the repayment period is used. At repayment of the loan, any unrecognized deferred fee is immediately recognized in earnings. If the loan is accounted for as held for sale, the fees received are deferred and recognized as part of the gain or loss on sale in other revenues. If the loan is accounted for under the fair value option, the fees are included in the determination of the fair value and included in other revenue.

New Accounting Pronouncements

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1, which will apply to Merrill Lynch because it grants instruments to employees in share-based payment transactions that meet the definition of participating securities, is effective retrospectively for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Merrill Lynch is currently evaluating the impact of FSP EITF 03-6-1 on the Condensed Consolidated Financial Statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which clarifies that convertible instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 which will apply to Merrill Lynch due to the issuance of contingently convertible liquid yield option notes (“LYONs”) is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and is to be applied retrospectively for all periods that are presented in the annual financial statements for the period of adoption. Merrill Lynch is currently evaluating the impact of FSP APB 14-1 on the Condensed Consolidated Financial Statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires noncontrolling interests in subsidiaries (formerly known as “minority interests”) initially to be measured at fair value and classified as a separate component of equity. Under SFAS No. 160, gains or losses on sales of noncontrolling interests in subsidiaries are not recognized, instead sales of noncontrolling interests are accounted for as equity transactions. However, in a sale of a subsidiary’s shares that results in the deconsolidation of the subsidiary, a gain or loss is recognized for the difference between the proceeds of that sale and the carrying amount of the interest sold and a new fair value basis is established for any remaining ownership interest. SFAS No. 160 is effective for Merrill Lynch beginning in 2009; earlier application is prohibited. SFAS No. 160 is required to be adopted prospectively, with the exception of certain presentation and disclosure requirements (e.g., reclassifying noncontrolling interests to appear in equity), which are required to be adopted retrospectively. Merrill Lynch is currently evaluating the impact of SFAS No. 160 on the Condensed Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”), which significantly changes the financial accounting and reporting for business combinations. SFAS No. 141R will require:

•	More assets and liabilities to be measured at fair value as of the acquisition date,
•	Liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period with changes reflected in earnings and not goodwill, and
•	All acquisition-related costs to be expensed as incurred by the acquirer.

SFAS No. 141R is required to be adopted on a prospective basis concurrently with SFAS No. 160 and is effective for business combinations beginning in fiscal 2009. Early adoption is prohibited. Merrill Lynch is currently evaluating the impact of SFAS No. 141R on the Condensed Consolidated Financial Statements.

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

In February 2007, the FASB issued SFAS No. 159, which provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted. Merrill Lynch early adopted SFAS No. 159 in the first quarter of 2007. In connection with this adoption management reviewed its treasury liquidity portfolio and determined that Merrill Lynch should decrease its economic exposure to interest rate risk by eliminating long-term fixed rate assets from the portfolio and replacing them with floating rate assets. The fixed rate assets had been classified as available-for-sale and the unrealized losses related to such assets had been recorded in accumulated other comprehensive loss. As a result of the adoption of SFAS No. 159, the loss related to these assets was removed from accumulated other comprehensive loss and a loss of approximately $185 million, net of tax, primarily related to these assets, was recorded as a cumulative-effect adjustment to beginning retained earnings, with no material impact to total stockholders’ equity. Refer to Note 3 to the 2007 Annual Report for additional information.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of its defined benefit pension and other postretirement plans, measured as the difference between the fair value of plan assets and the benefit obligation as an asset or liability in its statement of financial condition. Upon adoption, SFAS No. 158 requires an entity to recognize previously unrecognized actuarial gains and losses and prior service costs within accumulated other comprehensive loss, net of tax. In accordance with the guidance in SFAS No. 158, Merrill Lynch adopted this provision of the standard for year-end 2006. The adoption of SFAS No. 158 resulted in a net credit of $65 million to accumulated other comprehensive loss recorded on the Consolidated Financial Statements at December 29, 2006. SFAS No. 158 also requires defined benefit plan assets and benefit obligations to be measured as of the date of the company’s fiscal year-end. Merrill Lynch has historically used a September 30 measurement date. As of the beginning of fiscal year 2008, Merrill Lynch changed its measurement date to coincide with its fiscal year end. The impact of adopting the measurement date provision of SFAS No. 158 was not material to the Condensed Consolidated Financial Statements.

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

Merrill Lynch also records revenues and expenses within a “Corporate” category. Corporate results primarily include the impact of junior subordinated notes (related to trust preferred securities), gains and losses related to ineffective interest rate hedges on certain qualifying debt, and the impact of certain hybrid financing instruments accounted for under SFAS No. 159. Net revenues and pre-tax losses recorded within Corporate for the second quarter of 2008 were negative $156 million as compared with negative net revenues and pre-tax losses of $79 million and $90 million, respectively, in the prior year period.

Net revenues and pre-tax losses recorded within Corporate for the six months ended June 27, 2008 were negative $131 million and $130 million, as compared with negative net revenues of $169 million and pre-tax losses of $180 million in the prior year period.

The following segment results represent the information that is relied upon by management in its decision-making processes. Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to Merrill Lynch’s consolidated net revenues and pre-tax earnings or loss from continuing operations.

(dollars in millions)

	GMI	GWM	Corporate	Total

Three Months Ended June 27, 2008
Non-interest revenues	$(3,822)	$2,749	$(406)	$(1,479)
Net interest (loss)/profit(1)	(1,497)	610	250	(637)

Revenues, net of interest expense	(5,319)	3,359	(156)	(2,116)
Non-interest expenses(2)	3,240	2,755	-	5,995

Pre-tax (loss)/earnings from continuing operations(3)	$(8,559)	$604	$(156)	$(8,111)

Quarter-end total assets	$869,312	$96,472	$426	$966,210

Three Months Ended June 29, 2007
Non-interest revenues	$6,066	$2,977	$(61)	$8,982
Net interest (loss)/profit(1)	(82)	577	(18)	477

Revenues, net of interest expense	5,984	3,554	(79)	9,459
Non-interest expenses	4,047	2,575	11	6,633

Pre-tax earnings/(loss) from continuing operations(3)	$1,937	$979	$(90)	$2,826

Quarter-end total assets(4)	$983,246	$92,651	$427	$1,076,324

Six Months Ended June 27, 2008
Non-interest revenues	$(5,515)	$5,709	$(848)	$(654)
Net interest (loss)/profit(1)	(494)	1,249	717	1,472

Revenues, net of interest expense	(6,009)	6,958	(131)	818
Non-interest expenses(2)	6,597	5,634	(1)	12,230

Pre-tax (loss)/earnings from continuing operations(3)	$(12,606)	$1,324	$(130)	$(11,412)

Six Months Ended June 29, 2007
Non-interest revenues	$11,722	$5,715	$(64)	$17,373
Net interest (loss)/profit(1)	621	1,173	(105)	1,689

Revenues, net of interest expense	12,343	6,888	(169)	19,062
Non-interest expenses	8,199	5,125	11	13,335

Pre-tax earnings/(loss) from continuing operations(3)	$4,144	$1,763	$(180)	$5,727

(1)	Management views interest and dividend income net of interest expense in evaluating results.
(2)	Includes restructuring charges recorded in the second quarter of 2008 of $311 million and $134 million for GMI and GWM, respectively. See Note 17 for further information.
(3)	See Note 15 to the Condensed Consolidated Financial Statements for further information on discontinued operations.
(4)	Amounts have been restated to reflect goodwill balances in the respective business segments. Such amounts ($3,350 million in GMI and $294 million in GWM) were previously included in Corporate.

Geographic Information

Merrill Lynch conducts its business activities through offices in the following five regions:

•	United States;
•	Europe, Middle East, and Africa;
•	Pacific Rim;
•	Latin America; and
•	Canada.

The principal methodologies used in preparing the geographic information below are as follows:

•	Revenues and expenses are generally recorded based on the location of the employee generating the revenue or incurring the expense without regard to legal entity;
•	Pre-tax earnings or loss from continuing operations include the allocation of certain shared expenses among regions; and
•	Intercompany transfers are based primarily on service agreements.

The information that follows, in management’s judgment, provides a reasonable representation of each region’s contribution to the consolidated net revenues and pre-tax loss or earnings from continuing operations:

(dollars in millions)

	For the Three Months Ended		For the Six Months Ended

	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007

Revenues, net of interest expense
Europe, Middle East, and Africa	$1,420	$2,120	$2,405	$4,223
Pacific Rim	729	1,493	1,546	2,680
Latin America	402	363	867	750
Canada	79	120	135	292

Total Non-U.S.	2,630	4,096	4,953	7,945
United States(1)(2)	(4,746)	5,363	(4,135)	11,117

Total revenues, net of interest expense	$(2,116)	$9,459	$818	$19,062

Pre-tax (loss)/earnings from continuing operations
Europe, Middle East, and Africa	$197	$703	$(164)	$1,479
Pacific Rim	150	766	330	1,286
Latin America	201	162	369	358
Canada	30	62	28	176

Total Non-U.S.	578	1,693	563	3,299
United States(1)(2)	(8,689)	1,133	(11,975)	2,428

Total pre-tax (loss)/earnings from continuing operations(3)	$(8,111)	$2,826	$(11,412)	$5,727

(1)	Corporate net revenues and adjustments are reflected in the U.S. region.
(2)	U.S. net revenues for the three and six months ended June 27, 2008 include net losses of $9.5 billion and $15.9 billion, respectively, related to U.S. ABS CDOs, credit valuation adjustments related to hedges with financial guarantors, losses in the investment portfolio of Merrill Lynch’s U.S. banks and other residential mortgage exposures. Losses for the six months ended June 27, 2008 were partially offset by gains of $2.2 billion that resulted from the widening of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities.
(3)	See Note 15 for further information on discontinued operations.

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

d)	Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability (examples include certain residential and commercial mortgage-related assets, including loans, securities and derivatives).

Level 3.	Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability (examples include certain private equity investments, certain residential and commercial mortgage-related assets (including loans, securities and derivatives), and long-dated or complex derivatives (including certain equity and currency derivatives and long-dated options on gas and power)).

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. Refer to the recurring and non-recurring sections within this Note for further information on the net transfers in and out during the quarter.

Recurring Fair Value

The following tables present Merrill Lynch’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 27, 2008 and December 28, 2007, respectively.

(dollars in millions)
	Fair Value Measurements on a Recurring Basis
	as of June 27, 2008
				Netting
	Level 1	Level 2	Level 3	Adj(1)	Total

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations	$1,727	$6,788	$-	$-	$8,515
Receivables under resale agreements(2)	-	105,047	-	-	105,047
Receivables under securities borrowed transactions	-	1,201	-	-	1,201
Trading assets, excluding derivative contracts	43,107	67,850	20,190	-	131,147
Derivative contracts	5,930	686,792	33,127	(639,357)	86,492
Investment securities	2,843	45,419	4,589	-	52,851
Securities received as collateral	45,869	5,636	-		51,505
Loans, notes, and mortgages	-	1,205	172	-	1,377
Other assets(3)	30	1,035	-	(17)	1,048
Liabilities:
Payables under repurchase agreements(2)	-	81,193	-	-	81,193
Short-term borrowings	-	3,078	34	-	3,112
Trading liabilities, excluding derivative contracts	35,404	4,664	-	-	40,068
Derivative contracts	5,767	680,413	34,419	(654,691)	65,908
Obligation to return securities received as collateral	45,869	5,636	-	-	51,505
Long-term borrowings(4)	-	81,575	12,749	-	94,324
Other payables — interest and other(3)	-	487	-	(17)	470

(1)	Represents counterparty and cash collateral netting.
(2)	Resale and repurchase agreements are shown gross of counterparty netting.
(3)	Primarily represents certain derivatives used for non-trading purposes.
(4)	Includes bifurcated embedded derivatives carried at fair value.

Level 3 trading assets primarily include U.S. super senior ABS CDOs of $10.1 billion, corporate bonds and loans of $6.9 billion and auction rate securities of $1.6 billion.

Level 3 derivative contracts (assets) primarily relate to derivative positions on U.S. super senior ABS CDOs of $9.9 billion, $13.6 billion of other credit derivatives that incorporate unobservable correlation, and $9.2 billion of equity, currency, interest rate and commodity derivatives that are long-dated and/or have unobservable correlation.

Level 3 investment securities primarily relate to certain private equity and principal investment positions of $4.3 billion.

Level 3 derivative contracts (liabilities) primarily relate to derivative positions on U.S. super senior ABS CDOs of $15.4 billion, $10.8 billion of other credit derivatives that incorporate unobservable correlation, and $6.6 billion of equity and currency derivatives that are long-dated and/or have unobservable correlation.

Level 3 long-term borrowings primarily relate to structured notes with embedded equity and commodity derivatives of $10.7 billion that are long-dated and/or have unobservable correlation and $1.7 billion related to certain non-recourse long-term borrowings issued by consolidated special purpose entities (“SPEs”).

(dollars in millions)
	Fair Value Measurements on a Recurring Basis
	as of December 28, 2007
				Netting
	Level 1	Level 2	Level 3	Adj(1)	Total

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations	$1,478	$5,595	$84	$-	$7,157
Receivables under resale agreements(2)	-	100,214	-	-	100,214
Trading assets, excluding derivative contracts	71,038	81,169	9,773	-	161,980
Derivative contracts	4,916	522,014	26,038	(480,279)	72,689
Investment securities	2,240	53,403	5,491	-	61,134
Securities received as collateral	42,451	2,794	-	-	45,245
Loans, notes, and mortgages	-	1,145	63	-	1,208
Other assets(3)	7	1,739	-	(24)	1,722
Liabilities:
Payables under repurchase agreements(2)	-	89,733	-	-	89,733
Trading liabilities, excluding derivative contracts	43,609	6,685	-	-	50,294
Derivative contracts	5,562	526,780	35,107	(494,155)	73,294
Obligation to return securities received as collateral	42,451	2,794	-	-	45,245
Long-term borrowings(4)	-	75,984	4,765	-	80,749
Other payables — interest and other(3)	2	287	-	(13)	276

(1)	Represents counterparty and cash collateral netting.
(2)	Resale and repurchase agreements are shown gross of counterparty netting.
(3)	Primarily represents certain derivatives used for non-trading purposes.
(4)	Includes bifurcated embedded derivatives carried at fair value.

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

The following tables provide a summary of changes in fair value of Merrill Lynch’s Level 3 financial assets and liabilities for the three and six months ended June 27, 2008 and June 29, 2007, respectively.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Three Months Ended June 27, 2008
		Total Realized and Unrealized
		Gains or (Losses)			Total Realized and	Purchases,
		included in Income			Unrealized Gains	Issuances
	Beginning	Principal	Other		or (Losses)	and	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	Settlements	in (out)	Balance

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations	$80	$-	$-	$-	$-	$(80)	$-	$-
Trading assets	18,225	(2,624)	-	37	(2,587)	2,134	2,418	20,190
Investment securities	4,932	(343)	70	-	(273)	(53)	(17)	4,589
Loans, notes, and mortgages	205	-	(3)	(3)	(6)	(12)	(15)	172
Liabilities:
Short-term borrowings	-	-	-	-	-	34	-	34
Derivative contracts, net	3,003	(1,122)	-	-	(1,122)	(4,125)	1,292	1,292
Long-term borrowings	8,118	(1,169)	14	-	(1,155)	400	3,076	12,749

Net losses in principal transactions during the quarter ended June 27, 2008 were due primarily to $5.8 billion of net losses related to U.S. super senior ABS CDO positions.

The increase in Level 3 trading assets and the decrease in derivative contracts, net due to purchases, issuances and settlements is primarily attributable to the recording of assets for which the exposure was previously recognized as derivative liabilities (total return swaps) at March 28, 2008. In the second quarter of 2008, Merrill Lynch purchased the assets underlying the total return swaps as the assets were downgraded and could no longer be held by the counterparty to the swap.

The Level 3 net transfers in for trading assets primarily relates to decreased observability of inputs on certain corporate bonds and loans. The Level 3 net transfers in for long-term borrowings were primarily due to decreased observability of inputs on certain long-dated equity linked notes.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Six Months Ended June 27, 2008
		Total Realized and Unrealized
		Gains or (Losses)			Total Realized and	Purchases,
		included in Income			Unrealized Gains	Issuances
	Beginning	Principal	Other		or (Losses)	and	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	Settlements	in (out)	Balance

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations	$84	$-	$-	$1	$1	$(79)	$(6)	$-
Trading assets	9,773	(3,047)	-	81	(2,966)	10,399	2,984	20,190
Investment securities	5,491	(748)	13	-	(735)	98	(265)	4,589
Loans, notes, and mortgages	63	-	(1)	(3)	(4)	119	(6)	172
Liabilities:
Short-term borrowings	-	-	-	-	-	34	-	34
Derivative contracts, net	9,069	(1,057)	-	5	(1,052)	(12,119)	3,290	1,292
Long-term borrowings	4,765	(1,617)	14	-	(1,603)	1,465	4,916	12,749

Net losses in principal transactions for the six months ended June 27, 2008 were due primarily to $9.0 billion of net losses related to U.S. super senior ABS CDO positions, offset by $2.8 billion in gains on other credit derivatives that incorporate unobservable correlation.

The increase in Level 3 trading assets and the decrease in derivative contracts, net for the six months ended June 27, 2008 due to purchases, issuances and settlements is primarily attributable to the recording of assets for which the exposure was previously recognized as derivative liabilities (total return swaps) at December 28, 2007. In the first quarter of 2008, Merrill Lynch recorded certain of these positions as trading assets as a result of consolidating certain SPEs that held the underlying assets on which the total return swaps were referenced. As a result of the consolidation of the SPEs the total return swaps were eliminated in consolidation. In the second quarter of 2008, Merrill Lynch purchased the assets underlying the total return swaps as the assets were downgraded and could no longer be held by the counterparty to the swap.

The Level 3 net transfers in for trading assets primarily relates to decreased observability of inputs on certain corporate bonds and loans. The Level 3 net transfers in for derivative contracts were primarily due to the impact of the counterparty credit valuation adjustments to U.S. super senior ABS CDO positions. The Level 3 net transfers in for long-term borrowings were primarily due to decreased observability of inputs on certain long-dated equity linked notes.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Three Months Ended June 29, 2007
		Total Realized and Unrealized
		Gains or (Losses)			Total Realized and	Purchases,
		included in Income			Unrealized Gains	Issuances
	Beginning	Principal	Other		or (Losses)	and	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	Settlements	in (out)	Balance

Assets:
Trading assets	$2,324	$259	$-	$32	$291	$483	$550	$3,648
Investment securities	5,922	(295)	185	5	(105)	568	(601)	5,784
Loans, notes, and mortgages	6	-	(5)	-	(5)	(1)	4	4
Liabilities:
Derivative contracts, net	1,357	416	5	1	422	(249)	(915)	(229)
Long-term borrowings	-	-	-	-	-	-	282	282

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Six Months Ended June 29, 2007
		Total Realized and Unrealized
		Gains or (Losses)			Total Realized and	Purchases,
		included in Income			Unrealized Gains	Issuances
	Beginning	Principal	Other		or (Losses)	and	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	Settlements	in (out)	Balance

Assets:
Trading assets	$2,021	$253	$-	$28	$281	$503	$843	$3,648
Investment securities	5,117	(430)	480	5	55	1,204	(592)	5,784
Loans, notes, and mortgages	7	-	(9)	-	(9)	(2)	8	4
Liabilities:
Derivative contracts, net	2,030	571	5	6	582	(807)	(870)	(229)
Long-term borrowings	-	-	-	-	-	-	282	282

The following tables provide the portion of gains or losses included in income for the three and six months ended June 27, 2008 and June 29, 2007 attributable to unrealized gains or losses relating to those Level 3 assets and liabilities still held at June 27, 2008 and June 29, 2007, respectively.

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3 Assets and Liabilities Still Held at June 27, 2008
	Three Months Ended June 27, 2008				Six Months Ended June 27, 2008

	Principal	Other			Principal	Other
	Transactions	Revenue	Interest	Total	Transactions	Revenue	Interest	Total

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations	$-	$-	$-	$-	$-	$-	$1	$1
Trading assets	(2,623)	-	59	(2,564)	(3,047)	-	103	(2,944)
Investment securities	(318)	66	-	(252)	(723)	9	-	(714)
Loans, notes, and mortgages	-	-	(3)	(3)	-	6	(3)	3
Liabilities:
Derivative contracts, net	(1,209)	-	-	(1,209)	(1,115)	-	5	(1,110)
Long-term borrowings	(1,126)	14	-	(1,112)	(1,575)	14	-	(1,561)

Net losses in principal transactions for the three months ended June 27, 2008 were primarily due to $5.8 billion of net losses on U.S. super senior ABS CDO related assets and liabilities.

For the six months ended June 27, 2008, net unrealized losses were primarily due to $9.0 billion of net losses on U.S. super senior ABS CDO related assets and liabilities. These losses were offset by $2.8 billion in gains on other credit derivatives that incorporate unobservable correlation.

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3 Assets and Liabilities Still Held at June 29, 2007
	Three Months Ended June 29, 2007				Six Months Ended June 29, 2007

	Principal	Other			Principal	Other
	Transactions	Revenue	Interest	Total	Transactions	Revenue	Interest	Total

Assets:
Trading assets	$234	$-	$32	$266	$203	$-	$28	$231
Investment securities	(295)	189	5	(101)	(430)	396	5	(29)
Loans, notes, and mortgages	-	1	-	1	-	3	-	3
Liabilities:
Derivative contracts, net	336	5	1	342	460	-	6	466

Non-recurring Fair Value

Certain assets and liabilities are measured at fair value on a non-recurring basis and are not included in the tables above. These assets and liabilities primarily include loans and loan commitments held for sale and reported at lower of cost or market and loans held for investment that were initially measured at cost and have been written down to fair value as a result of an impairment. The following table shows the fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of June 27, 2008 and December 28, 2007, respectively.

(dollars in millions)
					Gains / (Losses)	Gains / (Losses)
	Non-Recurring Basis as of June 27, 2008				Three Months Ended	Six Months Ended
	Level 1	Level 2	Level 3	Total	June 27, 2008	June 27, 2008

Assets:
Loans, notes, and mortgages	$-	$15,080	$6,117	$21,197	$(53)	$(1,275)
Liabilities:
Other liabilities	-	651	-	651	45	(7)

(dollars in millions)
	Non-Recurring Basis
	as of December 28, 2007
	Level 1	Level 2	Level 3	Total

Assets:
Loans, notes, and mortgages	$-	$32,594	$7,157	$39,751
Liabilities:
Other liabilities	-	666	-	666

Loans, notes, and mortgages include held for sale loans that are carried at the lower of cost or market and for which the fair value was below the cost basis at June 27, 2008 and/or December 28, 2007. It also includes certain impaired held for investment loans where an allowance for loan losses has been calculated based upon the fair value of the loans or collateral. Level 3 assets as of June 27, 2008 primarily relate to U.K. residential real estate loans of $5.2 billion that are classified as held for sale where there continues to be significant illiquidity in the securitization market. The losses on the Level 3 loans were calculated primarily by a fundamental cash flow valuation analysis. This cash flow analysis includes cumulative loss and prepayment assumptions derived from multiple inputs including mortgage remittance reports, property prices and other market data. Level 3 assets as of December 28, 2007 primarily related to residential and commercial real estate loans that are classified as held for sale in the United Kingdom of $4.1 billion.

Other liabilities include amounts recorded for loan commitments at lower of cost or fair value where the funded loan will be held for sale, particularly leveraged loan commitments in the U.S. The losses were calculated by models incorporating significant observable market data.

Fair Value Option

SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. As discussed above, certain of Merrill Lynch’s financial instruments are required to be accounted for at fair value under SFAS No. 115 and SFAS No. 133, as well as industry level guidance. For certain financial instruments that are not accounted for at fair value under other applicable accounting guidance, the fair value option has been elected.

The following tables provide information about where in the Condensed Consolidated Statements of (Loss)/Earnings changes in fair values of assets and liabilities, for which the fair value option has been elected, are included for the three and six months ended June 27, 2008 and June 29, 2007, respectively.

(dollars in millions)
	Changes in Fair Value For the Three			Changes in Fair Value For the Six
	Months Ended June 27,			Months Ended June 27,
	2008, for Items Measured at Fair Value			2008, for Items Measured at Fair Value
	Pursuant to Fair Value Option			Pursuant to Fair Value Option
	Gains/		Total	Gains/		Total
	(losses)	Gains/(losses)	Changes	(losses)	Gains/(losses)	Changes
	Principal	Other	in Fair	Principal	Other	in Fair
	Transactions	Revenues	Value	Transactions	Revenues	Value

Assets:
Receivables under resale agreements	$(178)	$-	$(178)	$(209)	$-	$(209)
Receivables under securities borrowed transactions	-	-	-	-	-	-
Investment securities	247	(1)	246	(83)	(39)	(122)
Loans, notes, and mortgages	11	-	11	3	12	15
Liabilities:
Payables under repurchase agreements	63	-	63	48	-	48
Short-term borrowings	379	-	379	182	-	182
Long-term borrowings	1,263	370	1,633	4,509	869	5,378

(dollars in millions)
	Changes in Fair Value For the Three			Changes in Fair Value For the Six
	Months Ended June 29,			Months Ended June 29,
	2007, for Items Measured at Fair			2007, for Items Measured at Fair
	Value Pursuant to Fair Value Option			Value Pursuant to Fair Value Option
	Gains/	Gains/	Total	Gains/	Gains/	Total
	(losses)	(losses)	Changes	(losses)	(losses)	Changes
	Principal	Other	in Fair	Principal	Other	in Fair
	Transactions	Revenues	Value	Transactions	Revenues	Value

Assets:
Receivables under resale agreements	$6	$-	$6	$5	$-	$5
Investment securities	210	8	218	210	21	231
Loans, notes, and mortgages	-	20	20	2	40	42
Liabilities:
Payables under repurchase agreements	7	-	7	17	-	17
Long-term borrowings	985	-	985	838	-	838

The following describes the rationale for electing to account for certain financial assets and liabilities at fair value, as well as the impact of instrument-specific credit risk on the fair value.

Resale and repurchase agreements:

Merrill Lynch elected the fair value option on a prospective basis for certain resale and repurchase agreements. The fair value option election was made based on the tenor of the resale and repurchase agreements, which reflects the magnitude of the interest rate risk. The majority of resale and repurchase agreements collateralized by U.S. government securities were excluded from the fair value option election as these contracts are generally short-dated and therefore the interest rate risk is not considered significant. Amounts loaned under resale agreements require collateral with a market value equal to or in excess of the principal amount loaned resulting in minimal credit risk for such transactions.

Securities borrowed transactions:

Merrill Lynch elected the fair value option for certain Japanese government bond borrowing transactions during the second quarter of 2008. Fair value changes related to such transactions were immaterial for the three and six months ended June 27, 2008.

Investment securities:

At June 27, 2008 investment securities primarily represented non-marketable convertible preferred shares for which Merrill Lynch has economically hedged a majority of the position with derivatives.

Loans, notes, and mortgages:

Merrill Lynch elected the fair value option for automobile and certain corporate loans because the loans are risk managed on a fair value basis. The change in the fair value of loans, notes, and mortgages for which the fair value option was elected that was attributable to changes in borrower-specific credit risk was not material for the three and six months ended June 27, 2008 and for the three and six months ended June 29, 2007.

For those loans, notes and mortgages for which the fair value option has been elected, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status are not material to the Condensed Consolidated Financial Statements.

Short-term and long-term borrowings:

Merrill Lynch elected the fair value option for certain short-term and long-term borrowings that are risk managed on a fair value basis, including structured notes, and for which hedge accounting under SFAS No. 133 had been difficult to obtain. The changes in the fair value of liabilities for which the fair value option was elected that was attributable to changes in Merrill Lynch credit spreads were estimated gains of $91 million and $2.2 billion for the three and six months ended June 27, 2008, respectively. The changes in the fair value of liabilities for which the fair value option was elected that were attributable to changes in Merrill Lynch credit spreads were not material for the three and six months ended June 29, 2007. Changes in Merrill Lynch specific credit risk are derived by isolating fair value changes due to changes in Merrill Lynch’s credit spreads as observed in the secondary cash market.

The fair value option was also elected for certain non-recourse long-term borrowings issued by consolidated SPEs. The fair value of these long-term borrowings is unaffected by changes in Merrill Lynch’s creditworthiness.

The following tables present the difference between fair values and the aggregate contractual principal amounts of receivables under resale agreements, receivables under securities borrowed transactions, loans, notes, and mortgages and short-term and long-term borrowings for which the fair value option has been elected as of June 27, 2008 and December 28, 2007, respectively.

(dollars in millions)
		Principal
	Fair Value	Amount
	at	Due Upon
	June 27, 2008	Maturity	Difference

Assets:
Receivables under resale agreements	$105,047	$104,970	$77
Receivables under securities borrowed transactions	1,201	1,201	-
Loans, notes and mortgages(1)	1,204	1,395	(191)
Liabilities:
Payables under repurchase agreements	81,193	81,233	(40)
Short-term borrowings	3,112	3,158	(46)
Long-term borrowings(2)	91,667	93,635	(1,968)

(1)	The majority of the difference relates to loans purchased at a substantial discount from the principal amount.
(2)	The majority of the difference relates to the impact of the widening of Merrill Lynch’s credit spreads, the change in fair value of non-recourse debt, and zero coupon notes issued at a substantial discount from the principal amount.

(dollars in millions)
	Fair Value	Principal
	at	Amount
	December 28,	Due Upon
	2007	Maturity	Difference

Assets:
Receivables under resale agreements	$100,214	$100,090	$124
Loans, notes and mortgages(1)	1,149	1,355	(206)
Liabilities:
Long-term borrowings(2)	76,334	81,681	(5,347)

(1)	The majority of the difference relates to loans purchased at a substantial discount from the principal amount.
(2)	The majority of the difference relates to the impact of the widening of Merrill Lynch’s credit spreads, the change in fair value of non-recourse debt, and zero coupon notes issued at a substantial discount from the principal amount.

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

Concentration of Risk to the Mortgage Markets

At June 27, 2008, Merrill Lynch had sizeable exposure to the mortgage market through securities, derivatives, loans and loan commitments. This included:

•	Net exposures of $33.7 billion in U.S. Prime residential mortgage-related positions and $10.0 billion in other residential mortgage-related positions, excluding Merrill Lynch’s U.S. banks investment securities portfolio;
•	Net exposure of $4.5 billion in super senior U.S. ABS CDOs and related secondary trading exposures;
•	Net exposure of $18.0 billion in Merrill Lynch’s U.S. banks investment securities portfolio; and
•	Net exposure of $14.9 billion in commercial real estate related positions, excluding First Republic, and $2.7 billion in First Republic commercial real estate related positions.

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

Concentration of Risk to Monoline Financial Guarantors

To economically hedge certain U.S. super senior ABS CDOs and U.S. sub-prime mortgage positions, Merrill Lynch entered into credit derivatives with various counterparties, including financial guarantors. At June 27, 2008, Merrill Lynch’s short exposure (i.e., purchases of credit protection) from credit default swaps with financial guarantors to economically hedge certain U.S. super senior ABS CDOs was $9.6 billion, which represented credit default swaps with a notional amount of $18.7 billion that have been adjusted for mark-to-market gains of $9.1 billion. The fair value of these credit default swaps at June 27, 2008 was $2.9 billion, after taking into account life-to-date credit valuation adjustments of $6.2 billion related to certain financial guarantors. Merrill Lynch also has credit derivatives with financial guarantors on other referenced assets. The fair value of these credit derivatives at June 27, 2008 was $3.6 billion, after taking into account life-to-date credit valuation adjustments of $2.8 billion.

Subsequent to the end of the second quarter of 2008, Merrill Lynch entered into an agreement to sell $30.6 billion gross notional amount of U.S. super senior ABS CDOs. These CDOs were carried at $11.1 billion at the end of the second quarter of 2008. Additionally, Merrill Lynch agreed to terminate all of its CDO-related hedges with monoline guarantor XL Capital Assurance Inc. (“XL”) and is in the process of negotiating settlements on certain contracts with other monoline counterparties. Refer to Note 18 for further details.

Note 4.  Securities Financing Transactions

Merrill Lynch enters into secured borrowing and lending transactions in order to meet customers’ needs and earn residual interest rate spreads, obtain securities for settlement and finance trading inventory positions.

Under these transactions, Merrill Lynch either receives or provides collateral, including U.S. Government and agencies, asset-backed, corporate debt, equity, and non-U.S. governments and agencies securities. Merrill Lynch receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans, and other loans. Under many agreements, Merrill Lynch is permitted to sell or repledge the securities received (e.g., use the securities to secure repurchase agreements, enter into securities lending transactions, or deliver to counterparties to cover short positions). At June 27, 2008 and December 28, 2007, the fair value of securities received as collateral where Merrill Lynch is permitted to sell or repledge the securities was $865 billion and $853 billion, respectively, and the fair value of the portion that has been sold or repledged was $622 billion and $675 billion, respectively. Merrill Lynch may use securities received as collateral for resale agreements to satisfy regulatory requirements such as Rule 15c3-3 of the SEC. The fair value of collateral used for this purpose was $16.7 billion and $19.3 billion at June 27, 2008 and December 28, 2007, respectively.

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

Merrill Lynch pledges assets to collateralize repurchase agreements and other secured financings. Pledged securities that can be sold or repledged by the secured party are parenthetically disclosed in trading assets and investment securities on the Condensed Consolidated Balance Sheets. The parenthetically disclosed amount for December 28, 2007 relating to trading assets has been restated from approximately $79 billion (as previously reported) to approximately $45 billion to properly reflect the amount of pledged securities that can be sold or repledged by the secured party. The carrying value and classification of securities owned by Merrill Lynch that have been pledged to counterparties where those counterparties do not have the right to sell or repledge at June 27, 2008 and December 28, 2007 are as follows:

(dollars in millions)

	June 27,	Dec. 28,
	2008	2007

Trading asset category
Mortgages, mortgage-backed, and asset-backed securities	$20,881	$11,873
U.S. Government and agencies	5,729	11,110
Corporate debt and preferred stock	16,170	17,144
Non-U.S. governments and agencies	1,606	2,461
Equities and convertible debentures	7,906	9,327
Municipals and money markets	733	450

Total	$53,025	$52,365

Note 5.  Investment Securities

Investment securities on the Condensed Consolidated Balance Sheets include:

•	SFAS No. 115 investments held by ML & Co. and certain of its non-broker-dealer entities, including Merrill Lynch banks. SFAS No. 115 investments consist of:

•	Debt securities, including debt held for investment and liquidity and collateral management purposes that are classified as available-for-sale, debt securities held for trading purposes, and debt securities that Merrill Lynch intends to hold until maturity;
•	Marketable equity securities, which are generally classified as available-for-sale.

•	Non-qualifying investments are those that do not fall within the scope of SFAS No. 115. Non-qualifying investments consist principally of:

•	Equity investments, including investments in partnerships and joint ventures. Included in equity investments are investments accounted for under the equity method of accounting, which consist of investments in (i) partnerships and certain limited liability corporations where Merrill Lynch has more than minor influence (i.e. generally defined as greater than a three percent interest) and (ii) corporate entities where Merrill Lynch has the ability to exercise significant influence over the investee (i.e. generally defined as ownership and voting interest of 20% to 50%). For information related to our investments accounted for under the equity method, please refer to Note 5 of the 2007 Annual Report. Also included in equity investments are private equity investments that Merrill Lynch holds for capital appreciation and/or current income and which are accounted for at fair value in accordance with the Investment Company Guide, as well as private equity investments accounted for at fair value under the fair value option election in SFAS No. 159. The carrying value of private equity investments reflects expected exit values based upon market prices or other valuation methodologies including discounted expected cash flows and market comparables of similar companies.
•	Deferred compensation hedges, which are investments economically hedging deferred compensation liabilities and are accounted for at fair value.

Investment securities reported on the Condensed Consolidated Balance Sheets at June 27, 2008 and December 28, 2007 are as follows:

(dollars in millions)

	June 27,	Dec. 28,
	2008	2007

Investment securities
Available-for-sale(1)	$43,819	$50,922
Trading	3,848	5,015
Held-to-maturity	271	267
Non-qualifying(2)
Equity investments(3)	27,889	29,623
Deferred compensation hedges(4)	1,639	1,710
Investments in trust preferred securities and other investments	435	438

Total	$77,901	$87,975

(1)	At June 27, 2008 and December 28, 2007, includes $6.6 billion and $5.4 billion, respectively, of investment securities reported in cash and securities segregated for regulatory purposes or deposited with clearing organizations.
(2)	Non-qualifying for SFAS No. 115 purposes.
(3)	Includes Merrill Lynch’s investment in BlackRock.
(4)	Represents investments that economically hedge deferred compensation liabilities.

Included in available-for-sale investment securities above are certain mortgage- and asset-backed securities held in Merrill Lynch’s U.S. banks investment securities portfolio. The fair values of most of these mortgage- and asset-backed securities have declined below the respective security’s amortized cost basis. Changes in fair value are initially captured in the financial statements by reporting the securities at fair value with the cumulative change in fair value reported in accumulated other comprehensive (loss)/income, a component of shareholder’s equity. Merrill Lynch regularly (at least quarterly) evaluates each security whose value has declined below amortized cost to assess whether the decline in fair value is other-than-temporary. If the decline in fair value is determined to be other-than-temporary, the cost basis of the security is reduced to an amount equal to the fair value of the security at the time of impairment (the new cost basis), and the amount of the reduction in cost basis is recorded in earnings.

A decline in a debt security’s fair value is considered to be other-than-temporary if it is probable that not all amounts contractually due will be collected. In assessing whether it is probable that not all amounts contractually due will be collected, Merrill Lynch considers the following:

•	Whether there has been an adverse change in the estimated cash flows of the security;
•	The period of time over which it is estimated that the fair value will increase from the current level to at least the amortized cost level, or until principal is estimated to be received;
•	The period of time a security’s fair value has been below amortized cost;
•	The amount by which the security’s fair value is below amortized cost;
•	The financial condition of the issuer; and
•	Management’s ability and intent to hold the security until fair value recovers or until the principal is received.

The determination of whether a security is other-than-temporarily impaired is based, in large part, on estimates and assumptions related to the prepayment and default rates of the loans collateralizing the securities, the loss severities experienced on the sale of foreclosed properties, and other matters affecting the security’s underlying cash flows. The cash flow estimates and assumptions used to assess whether an adverse change has occurred as well as the other factors affecting the other-than-temporary determination are regularly reviewed and revised, incorporating new information as it becomes available and due to changes in market conditions.

For all securities including those securities that are deemed to be other-than-temporarily impaired based on specific analysis described above, management must conclude on whether it has the intent and ability to hold the securities to recovery. To that end, management has considered its ability and intent to hold available-for-sale securities relative to the cash flow requirements of Merrill Lynch’s operating, investing and financing activities and has determined that it has the ability and intent to hold the securities with unrealized losses until the fair value recovers to an amount at least equal to the amortized cost or principal is received.

Other-than-temporary impairments related to Merrill Lynch’s U.S. banks investment securities portfolio, which are recorded within other revenues on the Condensed Consolidated Statement of (Loss)/Earnings, have been recognized for the three and six month periods ended June 27, 2008 as follows:

(dollars in millions)

	Three Months Ended	Six Months Ended
	June 27, 2008	June 27, 2008

Security Description
Prime	$223	$227
Alt A	1,373	1,544
Sub-prime	80	94
CDOs	28	221

Total	$1,704	$2,086

The cumulative pre-tax balance in other comprehensive loss related to the U.S. banks investment securities portfolio was approximately negative $4.7 billion as of June 27, 2008.

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

Merrill Lynch securitized assets of approximately $16.0 billion and $126.3 billion for the six months ended June 27, 2008 and June 29, 2007, respectively. For the six months ended June 27, 2008 and June 29, 2007, Merrill Lynch received $17.0 billion and $128.1 billion, respectively, of proceeds, and other cash inflows, from securitization transactions, and recognized net securitization gains of $6 million and $206.5 million, respectively, in Merrill Lynch’s Condensed Consolidated Statements of (Loss)/Earnings.

The table below summarizes the cash inflows received by Merrill Lynch from securitization transactions related to the following underlying asset types:

(dollars in millions)

	Six Months Ended
	June 27,	June 29,
	2008	2007

Asset category
Residential mortgage loans	$10,386	$81,172
Municipal bonds	4,703	36,588
Commercial loans and corporate bonds	1,483	8,869
Other	413	1,474

Total	$16,985	$128,103

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

Retained interests in securitized assets were approximately $3.5 billion and $6.1 billion at June 27, 2008 and December 28, 2007, respectively, which related primarily to residential mortgage loan, municipal bond, and commercial loan and corporate bond securitization transactions. As a result of the illiquidity in the mortgage-backed securities market, the majority of the mortgage-backed securities retained interest balance had limited price transparency at June 27, 2008 and December 28, 2007. The majority of these retained interests include mortgage-backed securities that Merrill Lynch had expected to sell to investors in the normal course of its underwriting activity. However, the timing of any sale is subject to current and future market conditions. A portion of the retained interests represent residual interests in U.S. sub-prime mortgage securitizations and is included in the Level 3 U.S. ABS CDO exposure disclosed in Note 3 to the Condensed Consolidated Financial Statements.

The following table presents information on retained interests, excluding the offsetting benefit of financial instruments used to hedge risks, held by Merrill Lynch as of June 27, 2008 arising from Merrill Lynch’s residential mortgage loan, municipal bond, and commercial loan and corporate bond securitization transactions. The pre-tax sensitivities of the current fair value of the retained interests to immediate 10% and 20% adverse changes in assumptions and parameters are also shown.

(dollars in millions)

	Residential		Commercial Loans
	Mortgage	Municipal	and Corporate
	Loans	Bonds	Bonds

Retained interest amount	$1,417	$1,108	$977
Weighted average credit losses (rate per annum)	0.7%	0.0%	1.0%
Range	0-7.8%	0.0%	0-5.0%
Impact on fair value of 10% adverse change	$(7)	$-	$(2)
Impact on fair value of 20% adverse change	$(14)	$-	$(4)
Weighted average discount rate	11.9%	2.3%	3.5%
Range	0-100%	1.6-8.2%	0-35.0%
Impact on fair value of 10% adverse change	$(43)	$(51)	$(11)
Impact on fair value of 20% adverse change	$(92)	$(99)	$(23)
Weighted average life (in years)	5.0	9.9	4.8
Range	0-28.4	7.2-11.5	0-9.1
Weighted average prepayment speed (CPR)(1)	18.5%	29.0%	25.0%
Range(1)	0-54%	0-35.9%	0-96%
Impact on fair value of 10% adverse change	$(27)	$-	$(3)
Impact on fair value of 20% adverse change	$(50)	$-	$(5)

CPR=Constant Prepayment Rate

(1)	Relates to select securitization transactions where assets are prepayable.

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

The weighted average assumptions and parameters used initially to value retained interests relating to securitizations that were still held by Merrill Lynch as of June 27, 2008 are as follows:

	Residential		Commercial Loans
	Mortgage	Municipal	and Corporate
	Loans	Bonds	Bonds

Credit losses (rate per annum)	0.6%	0.0%	0.6%
Weighted average discount rate	5.8%	4.6%	2.6%
Weighted average life (in years)	4.9	7.8	5.6
Prepayment speed assumption (CPR)(1)	26.6%	9.0%	15.5%

CPR = Constant Prepayment Rate

(1)	Relates to select securitization transactions where assets are prepayable.

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

Changes in Merrill Lynch’s MSR balance are summarized below:

(dollars in millions)

Carrying Value

Mortgage servicing rights, December 28, 2007 (fair value was $476)	$389
Additions	1
Amortization	(71)
Valuation allowance adjustments	(46)

Mortgage servicing rights, June 27, 2008 (fair value was $333)	$273

The amount of contractually specified revenues for the three and six months ended June 27, 2008 and June 29, 2007, which are included within managed accounts and other fee-based revenues in the Condensed Consolidated Statements of (Loss)/Earnings include:

(dollars in millions)

	For the Three		For the Six
	Months Ended		Months Ended

	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007

Servicing fees	$115	$92	$202	$166
Ancillary and late fees	14	16	32	30

Total	$129	$108	$234	$196

The following table presents Merrill Lynch’s key assumptions used in measuring the fair value of MSRs at June 27, 2008 and the pre-tax sensitivity of the fair values to an immediate 10% and 20% adverse change in these assumptions:

(dollars in millions)

Fair value of capitalized MSRs	$333
Weighted average prepayment speed (CPR)	22.3%
Impact on fair value of 10% adverse change	$(20)
Impact on fair value of 20% adverse change	$(42)
Weighted average discount rate	17.5%
Impact on fair value of 10% adverse change	$(13)
Impact on fair value of 20% adverse change	$(26)

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

The following tables summarize Merrill Lynch’s involvement with certain VIEs as of June 27, 2008 and December 28, 2007, respectively. The table below does not include information on QSPEs or those VIEs where Merrill Lynch is the primary beneficiary and holds a majority of the voting interests in the entity.

(dollars in millions)

			Significant Variable
	Primary Beneficiary		Interest Holder

	Net	Recourse	Total
	Asset	to Merrill	Asset	Maximum
	Size(4)	Lynch(5)	Size(6)	Exposure

June 27, 2008
Loan and real estate VIEs	$6,945	$6,051	$-	$-
Guaranteed and other funds(1)	1,667	162	324	171
Credit-linked note and other VIEs(2)	138	265	-	-
Tax planning VIEs(3)	1	3,473	152	5

December 28, 2007
Loan and real estate VIEs	$15,420	$-	$307	$232
Guaranteed and other funds(1)	4,655	928	246	23
Credit-linked note and other VIEs(2)	83	-	5,438	9,081
Tax planning VIEs(3)	1	-	483	15

(1)	The maximum exposure for guaranteed and other funds is the fair value of Merrill Lynch’s investments, derivatives entered into with the VIEs if they are in an asset position, and liquidity and credit facilities with certain VIEs.
(2)	The maximum exposure for credit-linked note and other VIEs is the notional amount of total return swaps that Merrill Lynch has entered into with the VIEs. This assumes a total loss on the referenced assets underlying the total return swaps. The maximum exposure may be different than the total asset size due to the netting of certain derivatives in the VIE.
(3)	The maximum exposure for tax planning VIEs reflects indemnifications made by Merrill Lynch to investors in the VIEs.
(4)	This column reflects the size of the assets held in the VIE after accounting for intercompany eliminations and any balance sheet netting of assets and liabilities as permitted by FIN 39.
(5)	This column reflects the extent, if any, to which investors have recourse to Merrill Lynch beyond the assets held in the VIE. For certain loan and real estate and tax planning VIEs, recourse to Merrill Lynch represents the notional amount of derivatives that Merrill Lynch has on the assets in the VIEs.
(6)	This column reflects the total size of the assets held in the VIE.

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

For consolidated VIEs that hold loans or mortgage related assets, the assets of the VIEs are recorded in trading assets-mortgages, mortgage-backed and asset-backed, other assets, or loans, notes, and mortgages in the Condensed Consolidated Balance Sheets. For consolidated VIEs that hold real estate investments, these real estate investments are included in other assets in the Condensed Consolidated Balance Sheets. In certain instances, the beneficial interest holders in these VIEs have no recourse to the general credit of Merrill Lynch; their investments are paid exclusively from the assets in the VIE. However, investors have recourse to Merrill Lynch in instances where Merrill Lynch retains all the exposure to the assets in the VIE through total return swaps. These transactions resulted in an increase in recourse to Merrill Lynch at June 27, 2008 as compared to year end 2007. The net assets of loan and real estate VIEs decreased as Merrill Lynch sold mortgage-related securities, resulting in the associated VIEs qualifying as QSPEs; therefore, Merrill Lynch no longer consolidates these securitization vehicles.

Guaranteed and Other Funds

•	Merrill Lynch is the sponsor of funds that provide a guaranteed return to investors at the maturity of the VIE. This guarantee may include a guarantee of the return of an initial investment or of the initial investment plus an agreed upon return depending on the terms of the VIE. Investors in certain of these VIEs have recourse to Merrill Lynch to the extent that the value of the assets held by the VIEs at maturity is less than the guaranteed amount. In some instances, Merrill Lynch is the primary beneficiary and must consolidate the fund. Assets held in these VIEs are primarily classified in trading assets. In instances where Merrill Lynch is not the primary beneficiary, the guarantees related to these funds are further discussed in Note 11 to the Condensed Consolidated Financial Statements.

•	Merrill Lynch has made certain investments in alternative investment fund structures that are VIEs. Merrill Lynch is the primary beneficiary of these funds as a result of its substantial investment in the vehicles. Merrill Lynch records the assets in these VIEs in investment securities in the Condensed Consolidated Balance Sheets.

•	Merrill Lynch has established two asset-backed commercial paper conduits (“Conduits”), one of which remains active. Merrill Lynch’s variable interests in the active Conduit are in the form of 1) a liquidity facility that protects commercial paper holders against short term changes in the fair value of the assets held by the Conduit in the event of a disruption in the commercial paper market, and 2) a credit facility to the Conduit that protects commercial paper investors against credit losses for up to a certain percentage of the portfolio of assets held by the Conduit. Merrill Lynch also provided a liquidity facility with a third Conduit that it did not establish and Merrill Lynch had purchased all the assets from this Conduit at December 28, 2007.

At June 27, 2008, Merrill Lynch had liquidity and credit facilities outstanding or maximum exposure to loss with the active Conduit for $924 million. The maximum exposure to loss assumes a total loss on the assets in the Conduit. The underlying assets in the Conduit are primarily auto and equipment loans and lease receivables totaling $523 million. The Conduit also has unfunded loan commitments for $343 million. This Conduit remained active and continued to issue commercial paper, although during the latter half of 2007 there were instances when it was required to draw on its liquidity facility with Merrill Lynch. Merrill

Lynch had purchased loans and asset backed securities under these facilities of $1.4 billion in 2007. The facilities were not drawn upon and Merrill Lynch did not purchase any assets in the second quarter of 2008. Merrill Lynch carries these assets as investment securities — available-for-sale. Merrill Lynch also periodically purchases commercial paper issued by this Conduit and held $81 million of commercial paper at June 27, 2008. These purchases resulted in reconsideration events under FIN 46R that required Merrill Lynch to reassess whether it must consolidate the Conduit.

As of the last reconsideration event, Merrill Lynch concluded it was not the primary beneficiary and does not hold a significant variable interest at June 27, 2008 and it was not the primary beneficiary and did not have a significant variable interest in this Conduit at year-end 2007. In July 2008, this Conduit became inactive as Merrill Lynch purchased the remaining assets. Merrill Lynch does not intend to utilize this Conduit in the future.

The liquidity and credit facilities are further discussed in Note 11.

Credit-Linked Note and Other VIEs

•	Merrill Lynch has entered into transactions with VIEs where Merrill Lynch typically purchases credit protection from the VIE in the form of a derivative in order to synthetically expose investors to a specific credit risk. These are commonly known as credit-linked note VIEs. Merrill Lynch also takes synthetic exposure to the underlying investment grade collateral held in these VIEs, which primarily includes super senior U.S. sub-prime ABS CDOs, through total return swaps. As a result of a reconsideration event during the first quarter of 2008, Merrill Lynch’s exposure to these vehicles declined such that at June 27, 2008, Merrill Lynch no longer held a significant variable interest in these vehicles. The decrease in Total Asset Size and Maximum Exposure as compared to year end 2007 is due to Merrill Lynch no longer holding a significant variable interest in these vehicles. Merrill Lynch recorded its transactions with these VIEs as trading assets/liabilities-derivative contracts in the Condensed Consolidated Financial Statements.

•	In 2004, Merrill Lynch entered into a transaction with a VIE whereby Merrill Lynch arranged for additional protection for directors and employees to indemnify them against certain losses that they may incur as a result of claims against them. Merrill Lynch is the primary beneficiary and consolidates the VIE because its employees benefit from the indemnification arrangement. As of June 27, 2008 and December 28, 2007 the assets of the VIE totaled approximately $16 million, representing a purchased credit default agreement, which is recorded in other assets on the Condensed Consolidated Balance Sheets. In the event of a Merrill Lynch insolvency, proceeds of $140 million will be received by the VIE to fund any claims. Neither Merrill Lynch nor its creditors have any recourse to the assets of the VIE.

Tax Planning VIEs

•	Merrill Lynch has entered into transactions with VIEs that are used, in part, to provide tax planning strategies to investors and/or Merrill Lynch through an enhanced yield investment security. These structures typically provide financing to Merrill Lynch and/or the investor at enhanced rates. Merrill Lynch may be either the primary beneficiary of and consolidate the VIE, or may be a significant variable interest holder in the VIE. Recourse increased during the period as a result of new transactions where Merrill Lynch consolidated the VIEs and investors have recourse to Merrill Lynch through derivatives entered into either directly with Merrill Lynch or through the VIE.

Note 7.  Loans, Notes, Mortgages and Related Commitments to Extend Credit

Loans, notes, mortgages and related commitments to extend credit include:

•	Consumer loans, which are substantially secured, including residential mortgages, home equity loans, and other loans to individuals for household, family, or other personal expenditures.

•	Commercial loans including corporate and institutional loans (including corporate and financial sponsor, non-investment grade lending commitments), commercial mortgages, asset-based loans, small- and middle-market business loans, and other loans to businesses.

Loans, notes, mortgages and related commitments to extend credit at June 27, 2008 and December 28, 2007, are presented below. This disclosure includes commitments to extend credit that, if drawn upon, will result in loans held for investment or loans held for sale.

(dollars in millions)

	Loans		Commitments(1)

	June 27,	Dec. 28,	June 27,	Dec. 28,
	2008	2007	2008(2)(3)	2007(3)

Consumer:
Mortgages	$31,122	$26,939	$10,064	$7,023
Other	1,816	5,392	1,347	3,298
Commercial and small- and middle-market business:
Investment grade	17,548	18,917	33,532	36,921
Non-investment grade	29,286	44,277	14,286	30,990

	79,772	95,525	59,229	78,232
Allowance for loan losses	(602)	(533)	-	-
Reserve for lending-related commitments	-	-	(1,594)	(1,408)

Total, net	$79,170	$94,992	$57,635	$76,824

(1)	Commitments are outstanding as of the date the commitment letter is issued and are comprised of closed and contingent commitments. Closed commitments represent the unfunded portion of existing commitments available for draw down. Contingent commitments are contingent on the borrower fulfilling certain conditions or upon a particular event, such as an acquisition. A portion of these contingent commitments may be syndicated among other lenders or replaced with capital markets funding.
(2)	See Note 11 to the Condensed Consolidated Financial Statements for a maturity profile of these commitments.
(3)	In addition to the loan origination commitments included in the table above, at June 27, 2008, Merrill Lynch entered into agreements to purchase $302 million of loans that, upon settlement of the commitment, will be classified in loans held for investment and loans held for sale. Similar loan purchase commitments totaled $330 million at December 28, 2007. See Note 11 to the Condensed Consolidated Financial Statements for additional information.

Activity in the allowance for loan losses is presented below:

(dollars in millions)

	Six Months Ended

	June 27,	June 29,
	2008	2007

Allowance for loan losses, at beginning of period	$533	$478
Provision for loan losses	170	11
Charge-offs	(104)	(43)
Recoveries	6	9

Net charge-offs	(98)	(34)
Other	(3)	(20)

Allowance for loan losses, at end of period	$602	$435

Consumer loans, which are substantially secured, consisted of approximately 221,500 individual loans at June 27, 2008. Commercial loans consisted of approximately 14,800 separate loans. The principal balance of non-accrual loans was $585 million at June 27, 2008 and $607 million at December 28, 2007. The investment grade and non-investment grade categorization is determined using the credit rating agency equivalent of internal credit ratings. Non-investment grade counterparties are those rated lower than the BBB− category. In some cases Merrill Lynch enters into single name and index credit default swaps to mitigate credit exposure related to funded and unfunded commercial loans. The notional value of these swaps totaled $14.1 billion and $16.1 billion at June 27, 2008 and December 28, 2007, respectively. For information on credit risk management see Note 3 of the 2007 Annual Report.

The above amounts include $24.7 billion and $49.0 billion of loans held for sale at June 27, 2008 and December 28, 2007, respectively. Loans held for sale are loans that management expects to sell prior to maturity. At June 27, 2008, such loans consisted of $8.9 billion of consumer loans, primarily residential mortgages and automobile loans, and $15.8 billion of commercial loans, approximately 12% of which are to investment grade counterparties. At December 28, 2007, such loans consisted of $11.6 billion of consumer loans, primarily residential mortgages and automobile loans, and $37.4 billion of commercial loans, approximately 19% of which were to investment grade counterparties.

Note 8.  Goodwill and Intangibles

Goodwill

Goodwill is the cost of an acquired company in excess of the fair value of identifiable net assets at acquisition date. Goodwill is tested annually (or more frequently under certain conditions) for impairment at the reporting unit level in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

The following table sets forth the changes in the carrying amount of Merrill Lynch’s goodwill by business segment for the six months ended June 27, 2008:

(dollars in millions)

	GMI	GWM	Total

Goodwill:
December 28, 2007	$2,970	$1,620	$4,590
Translation adjustment and other	24	2	26

June 27, 2008	$2,994	$1,622	$4,616

Intangible Assets

Intangible assets at June 27, 2008 and December 28, 2007 consist primarily of value assigned to customer relationships and core deposits. Intangible assets with definite lives are tested for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) whenever certain conditions exist which would indicate the carrying amounts of such assets may not be recoverable. Intangible assets with definite lives are amortized over their respective estimated useful lives.

The gross carrying amounts of intangible assets were $633 million and $644 million as of June 27, 2008 and December 28, 2007, respectively. Accumulated amortization of other intangible assets amounted to $191 million and $143 million at June 27, 2008 and December 28, 2007, respectively.

Amortization expense for the three and six months ended June 27, 2008 was $29 million and $53 million, respectively. Amortization expense for the three and six months ended June 29, 2007 was $22 million and $43 million, respectively.

Note 9.  Borrowings and Deposits

ML & Co. is the primary issuer of all of Merrill Lynch’s debt instruments. For local tax or regulatory reasons, debt is also issued by certain subsidiaries.

The value of Merrill Lynch’s debt instruments as recorded on the Condensed Consolidated Balance Sheets does not necessarily represent the amount that will be repaid at maturity. This is due to the following:

•	Certain debt issuances are issued at a discount to their redemption amount, which will accrete up to the redemption amount as they approach maturity;

•	Certain debt issuances are accounted for at fair value and incorporate changes in Merrill Lynch’s creditworthiness as well as other underlying risks (see Note 3);

•	Certain structured notes whose coupon or repayment terms are linked to the performance of debt and equity securities, indices, currencies or commodities will take into consideration the fair value of those risks; and

•	Certain debt issuances are adjusted for the impact of the application of fair value hedge accounting (see Note 1).

Total borrowings at June 27, 2008 and December 28, 2007, which are comprised of short-term borrowings, long-term borrowings and junior subordinated notes (related to trust preferred securities), consisted of the following:

(dollars in millions)

	June 27,	Dec. 28,
	2008	2007

Senior debt issued by ML & Co.	$159,573	$148,190
Senior debt issued by subsidiaries — guaranteed by ML & Co.	11,906	14,878
Senior structured notes issued by ML & Co.	43,341	45,133
Senior structured notes issued by subsidiaries — guaranteed by ML & Co.	42,931	31,401
Subordinated debt issued by ML & Co.	12,944	10,887
Junior subordinated notes (related to trust preferred securities)	5,193	5,154
Other subsidiary financing — not guaranteed by ML & Co.	12,628	5,597
Other subsidiary financing — non-recourse(1)	6,252	29,801

Total	$294,768	$291,041

(1)	Other subsidiary financing — non-recourse is primarily attributable to debt issued to third parties by consolidated entities that are VIEs. Additional information regarding VIEs is provided in Note 6 to the Condensed Consolidated Financial Statements.

Borrowings and deposits at June 27, 2008 and December 28, 2007, are presented below:

(dollars in millions)

	June 27,	Dec. 28,
	2008	2007

Short-term borrowings
Commercial paper	$8,620	$12,908
Promissory notes	-	2,750
Secured short-term borrowings	1,656	4,851
Other unsecured short-term borrowings	8,863	4,405

Total	$19,139	$24,914

Long-term borrowings(1)
Fixed-rate obligations(2)	$117,161	$102,020
Variable-rate obligations(3)(4)	151,520	156,743
Zero-coupon contingent convertible debt (LYONs®)	1,599	2,210
Other Zero-coupon obligations	156	-

Total	$270,436	$260,973

Deposits
U.S.	$72,065	$76,634
Non U.S.	28,393	27,353

Total	$100,458	$103,987

(1)	Excludes junior subordinated notes (related to trust preferred securities).
(2)	Fixed-rate obligations are generally swapped to floating rates.
(3)	Variable interest rates are generally based on rates such as LIBOR, the U.S. Treasury Bill Rate, or the Federal Funds Rate.
(4)	Included are various equity-linked, credit-linked or other indexed instruments.

At June 27, 2008, long-term borrowings mature as follows:

(dollars in millions)

Less than 1 year	$79,159	29%
1 - 2 years	34,053	13
2+ - 3 years	20,772	8
3+ - 4 years	26,611	10
4+ - 5 years	21,808	8
Greater than 5 years	88,033	32

Total	$270,436	100%

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

A limited number of notes whose coupon or repayment terms are linked to the performance of debt and equity securities, indices, currencies or commodities maturities may be accelerated based on the value of a referenced index or security, in which case Merrill Lynch may be required to immediately settle the obligation for cash or other securities. These notes are included in the portion of long-term debt maturing in less than a year.

Except for the $1.6 billion of aggregate principal amount of floating rate zero-coupon contingently convertible liquid yield option notes (“LYONs®”) that were outstanding at June 27, 2008, senior and subordinated debt obligations issued by ML & Co. and senior debt issued by subsidiaries and guaranteed by ML & Co. do not contain provisions that could, upon an adverse change in ML & Co.’s credit rating, financial ratios, earnings, cash flows, or stock price, trigger a requirement for an early payment, additional collateral support, changes in terms, acceleration of maturity, or the creation of an additional financial obligation.

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

The effective weighted-average interest rates for borrowings at June 27, 2008 and December 28, 2007 (excluding structured notes) were as follows:

	June 27,	Dec. 28,
	2008	2007

Short-term borrowings	3.36%	4.64%
Long-term borrowings	4.57	4.35
Junior subordinated notes (related to trust preferred securities)	6.82	6.91

See Note 9 of the 2007 Annual Report for additional information on Borrowings.

Merrill Lynch also obtains standby letters of credit from issuing banks to satisfy various counterparty collateral requirements, in lieu of depositing cash or securities collateral. Such standby letters of credit aggregated $5.6 billion and $5.8 billion at June 27, 2008 and December 28, 2007, respectively.

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

On July 28, 2008, Merrill Lynch announced initiatives to enhance its capital position, which included the conversion of a portion of the outstanding convertible preferred stock into common stock. The reset feature for all securities exchanged has been eliminated. Refer to Note 18 for further details.

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

On July 28, 2008, Merrill Lynch announced initiatives to enhance its capital position, which included the issuance of common stock through a public offering. This public offering has established an obligation for Merrill Lynch under the reset provisions contained in its agreement with Temasek. Refer to Note 18 for further details.

Earnings Per Share

Basic EPS is calculated by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents the computations of basic and diluted EPS:

(dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended

	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007

Net (loss)/earnings from continuing operations	$(4,634)	$2,010	$(6,603)	$4,040
Net (loss)/earnings from discontinued operations	(20)	129	(13)	257
Preferred stock dividends	(237)	(72)	(411)	(124)

Net (loss)/earnings applicable to common shareholders — for basic and diluted EPS(1)	$(4,891)	$2,067	$(7,027)	$4,173

(shares in thousands)
Weighted-average basic shares outstanding(2)(8)	984,091	833,804	978,463	837,551
Effect of dilutive instruments:
Employee stock options(3)	-	39,712	-	40,829
FACAAP shares(3)	-	20,736	-	20,483
Restricted shares and units(3)	-	24,424	-	23,084
Convertible LYONs®(4)	-	4,645	-	4,819
ESPP shares(3)	-	9	-	12

Dilutive potential common shares	-	89,526	-	89,227

Diluted Shares(5)(6)(8)	984,091	923,330	978,463	926,778

Basic EPS from continuing operations	$(4.95)	$2.32	$(7.17)	$4.67
Basic EPS from discontinued operations	(0.02)	0.16	(0.01)	0.31

Basic EPS	$(4.97)	$2.48	$(7.18)	$4.98

Diluted EPS from continuing operations	$(4.95)	$2.10	$(7.17)	$4.22
Diluted EPS from discontinued operations	(0.02)	0.14	(0.01)	0.28

Diluted EPS	$(4.97)	$2.24	$(7.18)	$4.50

Common shares outstanding at period end(7)(8)	985,376	862,559	985,376	862,559

(1)	Due to the net loss for the three and six months ended June 27, 2008, inclusion of the incremental shares on the Mandatory Convertible Preferred Stock would be antidilutive and have not been included as part of the Diluted EPS calculation. See Mandatory Convertible Preferred Stock Issuance section above for additional information.
(2)	Includes shares exchangeable into common stock.
(3)	See Note 13 of the 2007 Annual Report for a description of these instruments.
(4)	See Note 9 to the Condensed Consolidated Financial Statements and Note 9 of the 2007 Annual Report for additional information on LYONs®.
(5)	Excludes 243 thousand of instruments for the three and six month periods ended June 29, 2007 and 281 thousand for the six months ended June 29, 2007 that were considered antidilutive and thus were not included in the above calculations.
(6)	Due to the net loss for the three and six months ended June 27, 2008, the Diluted EPS calculation excludes 126 million of incremental shares related to the mandatory convertible preferred stock, 122 million of employee stock options, 40 million of FACAAP shares, 45 million of restricted shares and units, and 311 thousand of ESPP shares, as they were antidilutive.
(7)	Increase in outstanding shares primarily related to Temasek and Davis issuances.
(8)	Subsequent to the end of the second quarter of 2008, Merrill Lynch issued common stock through a public offering. Refer to Note 18 for further details.

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

Commitments

At June 27, 2008, Merrill Lynch’s commitments had the following expirations:

(dollars in millions)

		Commitment expiration
		Less than
	Total	1 year	1 - 3 years	3+- 5 years	Over 5 years

Commitments to extend credit	$59,229	$18,535	$11,525	$21,454	$7,715
Purchasing and other commitments	9,181	2,819	1,058	1,391	3,913
Operating leases	4,096	674	1,270	1,003	1,149
Commitments to enter into forward dated resale and securities borrowing agreements	64,790	64,614	176	-	-
Commitments to enter into forward dated repurchase and securities lending agreements	76,529	76,365	164	-	-

Commitments to Extend Credit

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

For lending commitments where the loan will be classified as held for sale upon funding, liabilities associated with unfunded commitments are calculated at the lower of cost or fair value, capturing declines in the fair value of the respective credit risk. For loan commitments where the loan will be classified as held for investment upon funding, liabilities are calculated considering both market and historical loss rates. Loan commitments held by entities that apply broker-dealer industry level accounting are accounted for at fair value.

Purchasing and Other Commitments

In the normal course of business, Merrill Lynch enters into institutional and margin-lending transactions, some of which are on a committed basis, but most of which are not. Margin lending on a committed basis only includes amounts where Merrill Lynch has a binding commitment. These binding margin lending commitments totaled $937 million at June 27, 2008 and $693 million at December 28, 2007.

Merrill Lynch had commitments to purchase partnership interests, primarily related to private equity and principal investing activities, of $2.7 billion and $3.1 billion at June 27, 2008 and December 28, 2007, respectively. Merrill Lynch also has entered into agreements with providers of market data, communications, systems consulting, and other office-related services. At June 27, 2008 and December 28, 2007, minimum fee commitments over the remaining life of these agreements totalled $482 million and $453 million, respectively. Merrill Lynch entered into commitments to purchase loans of $4.3 billion (which upon settlement of the commitment will be included in trading assets, loans held for investment or loans held for sale) at June 27, 2008. Such commitments totaled $3.0 billion at December 28, 2007. Other purchasing commitments amounted to $0.8 billion and $0.9 billion at June 27, 2008 and December 28, 2007, respectively.

In the normal course of business, Merrill Lynch enters into commitments for underwriting transactions. Settlement of these transactions as of June 27, 2008 would not have a material effect on the consolidated financial condition of Merrill Lynch.

In connection with trading activities, Merrill Lynch enters into commitments to enter into resale and securities borrowing and also repurchase and securities lending agreements that are primarily secured by collateral.

Operating Leases

Merrill Lynch has entered into various non-cancelable long-term lease agreements for premises that expire through 2024. Merrill Lynch has also entered into various non-cancelable short-term lease agreements, which are primarily commitments of less than one year under equipment leases.

Guarantees

Merrill Lynch issues various guarantees to counterparties in connection with certain leasing, securitization and other transactions. In addition, Merrill Lynch enters into certain derivative contracts that meet the accounting definition of a guarantee under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness of Others (“FIN 45”). FIN 45 defines guarantees to include derivative contracts that contingently require a guarantor to make payment to a guaranteed party based on changes in an underlying (such as changes in the value of interest rates, security prices, currency rates, commodity prices, indices, etc.), that relate to an asset, liability or equity security of a guaranteed party. Derivatives that meet the FIN 45 definition of guarantees include certain written options and credit default swaps (contracts that require Merrill Lynch to pay the counterparty the par value of a referenced security if that referenced security defaults). Merrill Lynch does not track, for accounting purposes, whether its clients enter into these derivative contracts for speculative or hedging purposes. Accordingly, Merrill Lynch has disclosed information about all credit default swaps and certain types of written options that can potentially be used by clients to protect against changes in an underlying, regardless of how the contracts are used by the client. These guarantees and their maturity at June 27, 2008 are summarized as follows:

(dollars in millions)

	Maximum
	Payout /	Less than			Over	Carrying
	Notional	1 year	1 - 3 years	3+- 5 years	5 years	Value

Derivative contracts	$4,152,925	$519,662	$828,617	$1,412,198	$1,392,448	$234,383
Liquidity, credit and default facilities	19,219	16,813	869	1,537	-	165
Residual value guarantees	846	68	362	96	320	11
Standby letters of credit and other guarantees	46,169	1,758	1,200	927	42,284	621

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

Merrill Lynch also funds selected assets, including CDOs and CLOs, via derivative contracts with third party structures, the majority of which are not consolidated on its balance sheet. Of the total notional amount of these total return swaps, approximately $24 billion is term financed through facilities provided by commercial banks, $21 billion of long term funding is provided by third party special purpose vehicles and $2 billion is financed with asset backed commercial paper conduits. In certain circumstances, Merrill Lynch may be required to purchase these assets, which would not result in additional gain or loss to the Company as such exposure is already reflected in the fair value of the derivative contracts.

Liquidity, Credit and Default Facilities

The liquidity, credit and default facilities in the above table relate primarily to municipal bond securitization SPEs and Conduits.

Merrill Lynch acts as liquidity provider to certain municipal bond securitization SPEs and provides both liquidity and credit default protection to certain other municipal bond securitization SPEs. As of June 27, 2008, the value of the assets held by the SPEs plus any additional collateral pledged to Merrill Lynch exceeded the amount of beneficial interests issued, which provides additional support to Merrill Lynch in the event that the standby facilities are drawn. In certain of these facilities, Merrill Lynch is generally required to provide liquidity support within seven days, while the remainder have third-party liquidity support for between 30 and 364 days before Merrill Lynch is required to provide liquidity. A significant portion of the facilities where Merrill Lynch is required to provide liquidity support within seven days are “net liquidity” facilities where upon draw Merrill Lynch may direct the trustee for the SPE to collapse the SPE trusts and liquidate the municipal bonds, and Merrill Lynch would only be required to fund any difference between par and the sale price of the bonds. “Gross liquidity” facilities require Merrill Lynch to wait up to 30 days before directing the trustee to liquidate the municipal bonds. Beginning in the second half of 2007, Merrill Lynch began reducing facilities that require liquidity in seven days, and the total amount of such facilities was $12.8 billion as of June 27, 2008, down from $40.7 billion as of June 29, 2007. Details of these liquidity and credit default facilities as of June 27, 2008, are illustrated in the table below:

(dollars in millions)

	Merrill Lynch Liquidity Facilities Can Be Drawn:				Municipal Bonds to Which
	In 7 Days with	In 7 Days with	After Up to		Merrill Lynch Has Recourse
	“Net Liquidity”	“Gross Liquidity”	364 Days(1)	Total	if Facilities Are Drawn

Merrill Lynch provides standby liquidity facilities	$6,750	$1,970	$3,022	$11,742	$13,314

Merrill Lynch provides standby liquidity facilities and credit default protection	1,491	2,588	2,039	6,118	6,695

Total	$8,241	$4,558	$5,061	$17,860	$20,009

(1)	Initial liquidity support within 7 days is provided by third parties for a maximum of 364 days.

In addition, Merrill Lynch, through a U.S. bank subsidiary has either provided or provides liquidity and credit facilities to three Conduits. The assets in these Conduits included loans and asset-backed securities. In the event of a disruption in the commercial paper market, the Conduits may draw upon their liquidity facilities and sell certain assets held by the respective Conduits to Merrill Lynch, thereby protecting commercial paper holders against certain changes in the fair value of the assets held by the Conduits. The credit facilities protect commercial paper investors against credit losses for up to a certain percentage of the portfolio of assets held by the respective Conduits at June 27, 2008. Merrill Lynch has remaining exposure to only one of these Conduits as discussed below.

The outstanding amount of the facilities, or Merrill Lynch’s maximum exposure, related to this Conduit is approximately $924 million as of June 27, 2008. The assets remaining in the Conduit are primarily auto and equipment loans and lease receivables totaling $523 million (which approximates their fair value) with unfunded loan commitments for $343 million. The facilities were not drawn upon and Merrill Lynch did not purchase any assets from the Conduit in the second quarter of 2008. In addition, Merrill Lynch periodically purchases commercial paper from this Conduit, and held $81 million of the commercial paper as of June 27, 2008. Merrill Lynch is under no obligation to purchase additional commercial paper. These liquidity and credit facilities are recorded off-balance sheet, unless a liability is deemed necessary when a contingent payment is deemed probable and estimable. In July 2008, this Conduit became inactive, as Merrill Lynch purchased the remaining assets. Merrill Lynch does not intend to utilize this Conduit in the future.

Refer to Note 6 to the Condensed Consolidated Financial Statements for more information on Conduits.

Residual Value Guarantees

The amounts in the above table include residual value guarantees associated with the Hopewell, NJ campus and aircraft leases of $322 million at June 27, 2008.

Stand-by Letters of Credit and Other Guarantees

Merrill Lynch provides guarantees to counterparties in the form of standby letters of credit in the amount of $2.4 billion. At June 27, 2008, Merrill Lynch held marketable securities of $512 million as collateral to secure these guarantees and a liability of $45 million was recorded on the Condensed Consolidated Balance Sheets.

Further, in conjunction with certain principal-protected mutual funds, Merrill Lynch guarantees the return of the initial principal investment at the termination date of the fund. At June 27, 2008, Merrill Lynch’s maximum potential exposure to loss with respect to these guarantees is $376 million assuming that the funds are invested exclusively in other general investments (i.e., the funds hold no risk-free assets), and that those other general investments suffer a total loss. As such, this measure significantly overstates Merrill Lynch’s exposure or expected loss at June 27, 2008. These transactions met the SFAS No. 133 definition of derivatives and, as such, were carried as a liability with a fair value of approximately $7 million at June 27, 2008.

Merrill Lynch also provides indemnifications related to the U.S. tax treatment of certain foreign tax planning transactions. The maximum exposure to loss associated with these transactions at June 27, 2008 is $167 million; however, Merrill Lynch believes that the likelihood of loss with respect to these arrangements is remote, and therefore has not recorded any liabilities in respect of these guarantees.

In connection with residential mortgage loan and other securitization transactions, Merrill Lynch typically makes representations and warranties about the underlying assets. If there is a material breach of any such representation or warranty, Merrill Lynch may have an obligation to repurchase assets or indemnify the purchaser against any loss. For residential mortgage loan and other securitizations, the maximum potential amount that could be required to be repurchased is the current outstanding asset balance. Specifically related to First Franklin activities, there is currently approximately $41 billion (including loans serviced by others) of outstanding loans that First Franklin sold in various asset sales and securitization transactions where management believes we may have an obligation to repurchase the asset or indemnify the purchaser against the loss if claims are made and it is ultimately determined that there has been a material breach related to such loans. Merrill Lynch has recognized a repurchase reserve liability of approximately $565 million at June 27, 2008 arising from these residential mortgage sales and securitization transactions.

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

Defined Benefit Pension Plans

Pension cost for the three and six months ended June 27, 2008 and June 29, 2007, for Merrill Lynch’s defined benefit pension plans, included the following components:

(dollars in millions)

	Three Months Ended
	June 27, 2008			June 29, 2007

	U.S.	Non-U.S.		U.S.	Non-U.S.
	Plans	Plans	Total	Plans	Plans	Total

Service cost	$-	$7	$7	$-	$7	$7
Interest cost	24	21	45	24	20	44
Expected return on plan assets	(29)	(21)	(50)	(29)	(20)	(49)
Amortization of net (gains)/losses, prior service costs and other	-	3	3	(1)	8	7

Total defined benefit pension cost	$(5)	$10	$5	$(6)	$15	$9

(dollars in millions)

	Six Months Ended
	June 27, 2008			June 29, 2007

	U.S.	Non-U.S.		U.S.	Non-U.S.
	Plans	Plans	Total	Plans	Plans	Total

Service cost	$-	$14	$14	$-	$14	$14
Interest cost	48	43	91	48	40	88
Expected return on plan assets	(59)	(43)	(102)	(58)	(39)	(97)
Amortization of net (gains)/losses, prior service costs and other	-	6	6	(2)	15	13

Total defined benefit pension cost	$(11)	$20	$9	$(12)	$30	$18

Merrill Lynch disclosed in its 2007 Annual Report that it expected to pay $1 million of benefit payments to participants in the U.S. non-qualified pension plan and Merrill Lynch expected to contribute $11 million and $74 million respectively to its U.S. and non-U.S. defined benefit pension plans in 2008. Merrill Lynch does not expect contributions to differ significantly from amounts previously disclosed.

Postretirement Benefits Other Than Pensions

Other postretirement benefit cost for the three and six months ended June 27, 2008 and June 29, 2007, included the following components:

(dollars in millions)

	Three Months		Six Months
	Ended		Ended

	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007

Service cost	$2	$1	$3	$3
Interest cost	4	4	7	8
Amortization of net (gains)/losses, prior service costs and other	(9)	(1)	(10)	(3)

Total other postretirement benefits cost	$(3)	$4	$-	$8

Approximately 86% of the postretirement benefit cost components for the period relate to the U.S. postretirement plan.

Note 13.	Income Taxes

Merrill Lynch is under examination by the Internal Revenue Service (“IRS”) and other tax authorities in countries including Japan and the United Kingdom, and states in which Merrill Lynch has significant business operations, such as New York. The tax years under examination vary by jurisdiction. The IRS audit for the year 2004 was completed in the second quarter of 2008 but the statute of limitations for the year does not expire until September, 2008. Adjustments were proposed for two issues which Merrill Lynch will challenge. The issues involve eligibility for the dividend received deduction and foreign tax credits with respect to different transactions. These two issues have also been raised in the ongoing IRS audits for the years 2005 and 2006, which may be completed during the next twelve months. Subsequent to the end of the second quarter, Japan tax authorities completed the audit of the fiscal tax years March 31, 2004 through March 31, 2007. An assessment was issued, which has now been paid, reflecting the Japanese tax authorities’ view that certain income on which Merrill Lynch previously paid income tax to other international jurisdictions, primarily the U.S., should have been allocated to Japan. Similar to the Japan tax assessment received in 2005, Merrill Lynch will utilize the process of obtaining clarification from international authorities (Competent Authority) on the appropriate allocation of income among multiple jurisdictions to prevent double taxation. In the United Kingdom, the audit for the tax year 2005 is in progress. The Canadian tax authorities have commenced the audit of the tax years 2004-2005. New York State and New York City audits are in progress for the years 2002-2006.

Depending on the outcomes of our multi-jurisdictional global audits and the ongoing Competent Authority proceeding with respect to the Japan assessment received in 2005, it is reasonably possible our unrecognized tax benefits may be reduced during the next twelve months, either because our tax positions are sustained on audit or we agree to settle certain issues. While it is reasonably possible that a significant reduction in unrecognized tax benefits may occur within twelve months of June 27, 2008, quantification of an estimated range cannot be made at this time due to the uncertainty of the potential outcomes.

At December 28, 2007, Merrill Lynch had a United Kingdom net operating loss carryforward of approximately $13.5 billion. This net operating loss carryforward at the end of the second quarter is estimated to be $24 billion, or approximately $29 billion after taking into account the sale of U.S super senior ABS CDOs announced subsequent to the end of the second quarter. Refer to Note 18 for further details. The loss has an unlimited carryforward period and a tax benefit has been recognized for the deferred tax asset with no valuation allowance.

Note 14.	Regulatory Requirements

Effective January 1, 2005, Merrill Lynch became a consolidated supervised entity (“CSE”) as defined by the SEC. As a CSE, Merrill Lynch is subject to group-wide supervision, which requires Merrill Lynch to compute allowable capital and risk allowances on a consolidated basis. At June 27, 2008 Merrill Lynch was in compliance with applicable CSE standards.

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

Securities Regulation

As a registered broker-dealer, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 (“the Rule”). Under the alternative method permitted by the Rule, the minimum required net capital, as defined, shall be the greater of 2% of aggregate debit items (“ADI”) arising from customer transactions or $500 million in accordance with Appendix E of the Rule. At June 27, 2008, MLPF&S’s regulatory net capital of $4,906 million was approximately 18.9% of ADI, and its regulatory net capital in excess of the SEC minimum required was $4,347 million.

As a futures commission merchant, MLPF&S is also subject to the capital requirements of the Commodity Futures Trading Commission (“CFTC”), which requires that minimum net capital should not be less than 8% of the total customer risk margin requirement plus 4% of the total non-customer risk margin requirement. MLPF&S regulatory net capital of $4,906 million exceeded the CFTC minimum requirement of $691 million by $4,215 million.

Merrill Lynch International (“MLI”), a U.K. regulated investment firm, is subject to capital requirements of the Financial Services Authority (“FSA”). Financial resources, as defined, must exceed the total financial resources requirement set by the FSA. At June 27, 2008, MLI’s financial resources were $23,757 million, exceeding the minimum requirement by $5,905 million.

Merrill Lynch Government Securities Inc. (“MLGSI”), a primary dealer in U.S. Government securities, is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At June 27, 2008, MLGSI’s liquid capital of $2,039 million was 254.0% of its total market and credit risk, and liquid capital in excess of the minimum required was $1,077 million.

Merrill Lynch Japan Securities Co. Ltd. (“MLJS”), a Japan-based regulated broker-dealer, is subject to capital requirements of the Japanese Financial Services Agency (“JFSA”). Net capital, as defined, must exceed 120% of the total risk equivalents requirement of the JFSA. At June 27, 2008, MLJS’s net capital was $1,402 million, exceeding the minimum requirement by $796 million.

Banking Regulation

Merrill Lynch Bank USA (“MLBUSA”) is a Utah-chartered industrial bank, regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the State of Utah Department of Financial Institutions (“UTDFI”). Merrill Lynch Bank & Trust Co., FSB (“MLBT-FSB”) is a full service thrift institution regulated by the Office of Thrift Supervision (“OTS”), whose deposits are insured by the FDIC. Both MLBUSA and MLBT-FSB are required to maintain capital levels that at least equal minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the banks. The following table illustrates the actual capital ratios and capital amounts for MLBUSA and MLBT-FSB as of June 27, 2008.

(dollars in millions)

		MLBUSA		MLBT-FSB

	Well
	Capitalized	Actual	Actual	Actual	Actual
	Minimum	Ratio	Amount	Ratio	Amount

Tier 1 leverage	5%	9.35%	$5,579	8.08%	$2,343
Tier 1 capital	6%	12.45%	5,579	10.58%	2,343
Total capital	10%	14.81%	6,639	12.58%	2,793

As a result of its ownership of MLBT-FSB, ML & Co. is registered with the OTS as a savings and loan holding company (“SLHC”) and is subject to regulation and examination by the OTS as a SLHC. ML & Co. is classified as a unitary SLHC, and will continue to be so classified as long as it and MLBT-FSB continue to comply with certain conditions. Unitary SLHCs are exempt from the material restrictions imposed upon the activities of SLHCs that are not unitary SLHCs. SLHCs other than unitary SLHCs are generally prohibited from engaging in activities other than conducting business as a savings association, managing or controlling savings associations, providing services to subsidiaries or engaging in activities permissible for bank holding companies. Should ML & Co. fail to continue to qualify as a unitary SLHC, in order to continue its present businesses that would not be permissible for a SLHC, ML & Co. could be required to divest control of MLBT-FSB.

Merrill Lynch International Bank Limited (“MLIB”), an Ireland-based regulated bank, is subject to the capital requirements of the Irish Financial Services Regulatory Authority (“IFSRA”). MLIB is required to meet minimum regulatory capital requirements under the European Union (“EU”) banking law as implemented in Ireland by the IFSRA. At June 27, 2008, MLIB’s financial resources were $11,994 million, exceeding the minimum requirement by $1,884 million.

Note 15.  Discontinued Operations

On August 13, 2007, Merrill Lynch announced a strategic business relationship with AEGON in the areas of insurance and investment products. As part of this relationship, Merrill Lynch sold MLIG to AEGON for $1.3 billion in the fourth quarter of 2007, which resulted in an after-tax gain of $316 million. The gain, along with the financial results of MLIG, have been reported within discontinued operations for all periods presented and the assets and liabilities were not considered material for separate presentation. Merrill Lynch previously reported the results of MLIG in the GWM business segment.

On December 24, 2007 Merrill Lynch announced that it had reached an agreement with GE Capital to sell Merrill Lynch Capital, a wholly-owned middle-market commercial finance business. The sale included substantially all of Merrill Lynch Capital’s operations, including its commercial real estate division and closed on February 4, 2008. Merrill Lynch has included results of Merrill Lynch Capital within discontinued operations for all periods presented and the assets and liabilities were not considered material for separate presentation. Merrill Lynch previously reported results of Merrill Lynch Capital in the GMI business segment.

Net losses from discontinued operations for the three and six months ended June 27, 2008 were $20 million and $13 million, respectively. These results compared to net earnings of $129 million and $257 million for the three and six months ended June 29, 2007, respectively.

Certain financial information included in discontinued operations on Merrill Lynch’s Condensed Consolidated Statements of (Loss)/Earnings is shown below:

(dollars in millions)

			For the Six
	For the Three Months Ended		Months Ended

	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007

Total revenues, net of interest expense	$-	$269	$28	$520

(Losses) / earnings before income taxes	$(32)	$197	$(57)	$391
Income tax (benefit) /expense	(12)	68	(44)	134

Net (loss) / earnings from discontinued operations	$(20)	$129	$(13)	$257

The following assets and liabilities related to discontinued operations are recorded on Merrill Lynch’s Condensed Consolidated Balance Sheets as of June 27, 2008 and December 28, 2007:

(dollars in millions)

	June 27,	Dec. 28,
	2008	2007

Assets:
Loans, notes and mortgages	$215	$12,995
Other assets	38	332

Total Assets	$253	$13,327
Liabilities:
Other payables, including interest	-	489

Total Liabilities	$-	$489

As of June 27, 2008, a small portfolio of commercial real estate loans related to the Merrill Lynch Capital portfolio remain in discontinued operations as they were not part of the GE Capital transaction. Merrill Lynch anticipates selling these loans in the near future.
Note 16.  Cash Flow Restatement

Subsequent to the issuance of the Company’s Condensed Consolidated Financial Statements for the quarter ended June 29, 2007, the Company determined that its previously issued Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2007 contained an error resulting from the reclassification of certain cash flows from trading liabilities into derivative financing transactions. This error resulted in an overstatement of cash used for operating activities and a corresponding overstatement of cash provided by financing activities for the period described above.

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

A summary presentation of this cash flow restatement for the six months ended June 29, 2007 is presented below.

(dollars in millions)

	As Previously Presented	Adjustments	As Restated

For the six months ended June 29, 2007(1)
Trading liabilities	$8,744	$12,846	$21,590
Cash used for operating activities	(46,086)	12,846	(33,240)
Derivative financing transactions	12,818	(12,846)	(28)
Cash provided by financing activities	57,527	(12,846)	44,681

(1)	There was no change in cash and cash equivalents for the period restated.

Note 17.	Restructuring

In connection with its previously announced expense reduction initiative, the Company recorded a pre-tax restructuring charge of approximately $445 million ($286 million after-tax) in the second quarter of 2008. This charge was comprised of severance costs of $309 million and expenses related to the accelerated amortization of previous granted equity-based compensation awards of $136 million. These charges were recorded within the GMI and GWM operating segments and were $311 million and $134 million, respectively. The number of full-time employees was reduced by approximately 4,200 during the first half of 2008, largely in the United States, within GMI and support areas.

During the second quarter of 2008, the Company made cash payments, primarily severance related, of approximately $68 million, resulting in a remaining liability balance of approximately $241 million, a majority of which will be settled by the end of 2008. This liability is recorded in other payables on the Condensed Consolidated Balance Sheet at June 27, 2008.

Note 18.	Subsequent Events

Bloomberg, L.P. and Financial Data Services

On July 17, 2008 the Company announced that it had completed the sale of its 20% ownership stake in Bloomberg, L.P. to Bloomberg Inc., for approximately $4.4 billion, and as part of this transaction had entered into a long-term service agreement. As consideration for the sale of its interest in Bloomberg L.P., Merrill Lynch received notes issued by Bloomberg Inc. (the general partner and owner of substantially all of Bloomberg L.P.) with an aggregate face amount of approximately $4.3 billion and cash in the amount of approximately $110 million. The notes represent senior unsecured obligations of Bloomberg Inc. The notes consist of fixed-rate and floating-rate tranches and both tranches have maturities of 10 to 15 years. The notes accrue interest at market rates.

The Company also announced that it was in negotiations and had signed a non-binding letter of intent to sell a controlling interest in Financial Data Services, Inc. (“FDS”), based on an enterprise value for FDS in excess of $3.5 billion. FDS is currently a wholly-owned subsidiary of Merrill Lynch and is a provider of administrative functions for mutual funds, retail banking products and other services within GWM. The expected sale of FDS is currently subject to a non-binding letter of intent and there can be no assurance that a definitive agreement will be completed with the current purchasers, or if a sale is consummated, that it will be on the financial terms described above. Merrill Lynch intends to provide debt financing for the FDS transaction on a commercially reasonable basis.

CDO Sale

On July 28, 2008, Merrill Lynch agreed to sell $30.6 billion gross notional amount of U.S. super senior ABS CDOs (the “Portfolio”) to an affiliate of Lone Star Funds (“Lone Star”) for a purchase price of $6.7 billion. At the end of the second quarter of 2008, these CDOs were carried at $11.1 billion, and in connection with this sale Merrill Lynch will record a pre-tax write-down of $4.4 billion in the third quarter of 2008.

On a pro forma basis, this sale will reduce Merrill Lynch’s aggregate U.S. super senior ABS CDO long exposures from $19.9 billion at June 27, 2008 to $8.8 billion. The pro forma remaining $8.8 billion super senior long exposure is hedged with an aggregate of $7.2 billion of short exposure, of which $6.0 billion are with highly-rated non-monoline counterparties. The remaining net exposure will be $1.6 billion.

Merrill Lynch will provide financing to the purchaser for approximately 75% of the purchase price. The recourse on this loan will be limited to the assets of the purchaser, which will consist solely of the Portfolio. All cash flows and distributions from the Portfolio (including sale proceeds) will be applied in accordance with a specified priority of payments. The loan will be carried at fair value.

Events of default under the loan are customary events of default, including failure to pay interest when due and failure to pay principal at maturity. The transaction is expected to close within 60 days.

Termination of Monoline Hedges

In addition to the CDO sale referenced above, Merrill Lynch also agreed to terminate all of its CDO-related hedges with XL and is in the process of negotiating settlements on certain contracts with other monoline counterparties. These short positions were the hedges on long CDO positions that are part of the announced sale.

Merrill Lynch executed an agreement to terminate all of its CDO-related hedges with XL. The transaction is expected to close in August 2008. When the transaction closes, all of Merrill Lynch’s CDO-related hedges with XL will be terminated in exchange for an upfront cash payment to Merrill Lynch of $500 million. These hedges had a carrying value of approximately $1.0 billion at June 27, 2008. As a result of this transaction, Merrill Lynch will record a pre-tax loss of $528 million during the third quarter of 2008.

Merrill Lynch is also in the process of negotiating settlements on certain other contracts relating to CDO hedges with monoline guarantors. If Merrill Lynch were to receive no payments in connection with the settlement of these hedges, the maximum pre-tax loss Merrill Lynch expects to record would be their current carrying value, $0.8 billion.

Common Stock Offering and Early Conversion of Mandatory Convertible Preferred

On July 28, 2008, Merrill Lynch announced a public offering of 437,000,000 shares of common stock (including the exercise of the over-allotment option) at a price of $22.50 per share, for an aggregate amount of $9.8 billion. On August 1, 2008, Merrill Lynch issued 368,273,954 shares of common stock as part of the announced offering. An additional 68,726,046 shares of common stock will be issued to

Temasek, Merrill Lynch’s largest shareholder, upon obtaining regulatory approvals. Temasek agreed to purchase $3.4 billion of common stock in the offering. In addition, Merrill Lynch’s executive management team purchased approximately 750 thousand shares of common stock in the offering.

In satisfaction of Merrill Lynch’s obligations under the reset provisions contained in the investment agreement with Temasek, Merrill Lynch has agreed to pay Temasek $2.5 billion, 100% of which will be invested in the offering at the public offering price without any future reset protection. The $2.5 billion payment will be recorded as an expense in the Condensed Consolidated Statement of (Loss)/Earnings during the third quarter of 2008.

In addition, holders of $4.9 billion of the $6.6 billion of outstanding mandatory convertible preferred stock have agreed to exchange their preferred stock for approximately 177 million shares of common stock, plus $65 million in cash. Holders of the remaining $1.7 billion of outstanding mandatory convertible preferred stock have agreed to exchange their preferred stock for new mandatory convertible preferred stock. The reset feature for all securities exchanged has been eliminated. In connection with the reset features of the $6.6 billion of outstanding preferred stock, Merrill Lynch will record additional preferred dividends of $2.3 billion in the third quarter of 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries (“Merrill Lynch”) as of June 27, 2008, and the related condensed consolidated statements of (loss)/earnings and comprehensive (loss)/income for the three-month and six-month periods ended June 27, 2008 and June 29, 2007, and the related condensed consolidated statements of cash flows for the six-month periods ended June 27, 2008 and June 29, 2007. These interim financial statements are the responsibility of Merrill Lynch’s management.

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

As discussed in Note 16, the condensed consolidated statement of cash flows for the six-month period ended June 29, 2007 has been restated.

As discussed in Note 18, Merrill Lynch has entered into a number of transactions subsequent to the balance sheet date which are expected to have a material impact on the interim financial statements for the three and nine month periods ended September 26, 2008.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Merrill Lynch as of December 28, 2007, and the related consolidated statements of (loss)/earnings, changes in stockholders’ equity, comprehensive (loss)/income and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2008, we expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the change in accounting method in 2007 relating to the adoption of Statement of Financial Accounting Standards No. 157, “Fair Value Measurement,” Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” and included an explanatory paragraph relating to the restatement discussed in Note 20 to the consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 28, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

New York, New York
August 4, 2008

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Non-GAAP Financial Measures

We have included certain statements in this report which may be considered forward-looking, including those about management expectations and intentions, announced but not completed transactions (including transactions disclosed in this report), strategic objectives, growth opportunities, business prospects, anticipated financial results, the impact of off-balance sheet exposures, significant contractual obligations, anticipated results of litigation and regulatory investigations and proceedings, risk management policies and other similar matters. These forward-looking statements represent only Merrill Lynch & Co., Inc.’s (“ML & Co.” and, together with its subsidiaries, “Merrill Lynch”, the “Company”, “we”, “our” or “us”) beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond our control, which affect our operations, performance, business strategy and results and could cause our actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by both current and potential competitors and counterparties, general economic conditions, market conditions, the effects of current, pending and future legislation, regulation and regulatory actions, the actions of rating agencies and the other risks and uncertainties detailed in this report. See “Risk Factors that Could Affect Our Business” in the Annual Report on Form 10-K for the year ended December 28, 2007 (“2007 Annual Report”). Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. The reader should, however, consult further disclosures we may make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

From time to time, we may also disclose financial information on a non-GAAP basis where management uses this information and believes this information will be valuable to investors in gauging the quality of our financial performance, identifying trends in our results and providing more meaningful period-to-period comparisons.

Introduction

Merrill Lynch was formed in 1914 and became a publicly traded company on June 23, 1971. In 1973, we created the holding company, ML & Co., a Delaware corporation that, through its subsidiaries, is one of the world’s leading capital markets, advisory and wealth management companies with offices in 40 countries and territories and total client assets of approximately $1.6 trillion at June 27, 2008. As an investment bank, we are a leading global trader and underwriter of securities and derivatives across a broad range of asset classes, and we serve as a strategic advisor to corporations, governments, institutions and individuals worldwide. In addition, we own a 45% voting interest and approximately half of the economic interest of BlackRock, Inc. (“BlackRock”), one of the world’s largest publicly traded investment management companies with approximately $1.4 trillion in assets under management at June 30, 2008.

Our activities are conducted through two business segments: Global Markets and Investment Banking (“GMI”) and Global Wealth Management (“GWM”). The following is a description of our business segments:

	GMI	GWM
Clients	Corporations, financial institutions, institutional investors, and governments	Individuals, small- to mid-size businesses, and employee benefit plans

Products and businesses
Global Markets (comprised of Fixed Income, Currencies & Commodities (“FICC”) & Equity Markets)
•   Facilitates client transactions and makes markets in securities, derivatives, currencies, commodities and other financial instruments to satisfy client demands
•   Provides clients with financing, securities clearing, settlement, and custody services
•   Engages in principal and private equity investing, including managing investment funds, and certain proprietary trading activities
Global Private Client (“GPC”)
•   Delivers products and services primarily through our Financial Advisors (“FAs”)
  •   Commission and fee-based investment accounts
  •   Banking, cash management, and credit services, including consumer and small business lending and Visa® cards
  •   Trust and generational planning
  •   Retirement services
• Insurance products

	Investment Banking	Global Investment Management (“GIM”)

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
•   Hire additional FAs
•   Focus on client segmentation and increased annuitization of revenues through fee-based products
•   Diversify revenues by adding products and services
•   Continue to invest in technology to enhance productivity and efficiency
•   Disciplined expansion globally
•   Strengthen linkages with our GMI business
• Manage non-compensation expenses to be in line with business activity

Executive Overview

Company Results

We reported a net loss from continuing operations for the second quarter of 2008 of $4.6 billion, or $4.95 per diluted share, compared with net earnings from continuing operations of $2.0 billion, or

$2.10 per diluted share for the second quarter of 2007. Our net loss for the second quarter of 2008 was $4.7 billion, or $4.97 per diluted share, compared with net earnings of $2.1 billion, or $2.24 per diluted share, for the year-ago quarter. Revenues, net of interest expense (“net revenues”) for the second quarter of 2008 were negative $2.1 billion, compared with positive $9.5 billion in the prior-year period, while the pre-tax loss from continuing operations was $8.1 billion for the second quarter of 2008 compared with pre-tax earnings from continuing operations of $2.8 billion for the prior-year period. Second quarter 2008 results included a pre-tax restructuring charge of $445 million ($286 million after-tax) arising from staff reductions completed during the quarter (see “Restructuring Charge” below).

The substantial reduction in our net revenues and net earnings during the quarter was primarily driven by net losses generated by FICC. Net revenues were materially impacted by a challenging market environment that continued to deteriorate during the quarter, resulting in net losses that included $3.5 billion related to U.S. asset-backed securities collateralized debt obligations (“ABS CDOs”) and $2.9 billion of credit valuation adjustments related to hedges with financial guarantors, about half of which related to U.S. super senior ABS CDOs. Other significant net losses included $1.7 billion in the investment securities portfolio of Merrill Lynch’s U.S. banks, as well as $1.3 billion from certain residential mortgage exposures.

The net loss from continuing operations for the first six months of 2008 was $6.6 billion, or $7.17 per diluted share, compared with net earnings from continuing operations of $4.0 billion, or $4.22 per diluted share, in the prior-year period. The first half 2008 net loss and loss per diluted share were $6.6 billion and $7.18, respectively, compared with net earnings of $4.3 billion, or $4.50 per diluted share, for the prior-year period. First half 2008 net revenues were $818 million compared with $19.1 billion in the prior-year period. The significant decline in our revenues for the first half of 2008 was due primarily to the same reasons as the quarterly declines and included net losses related to U.S. ABS CDOs of $5.0 billion; credit valuation adjustments related to hedges with financial guarantors of $5.9 billion; net losses related to the investment securities portfolio of Merrill Lynch’s U.S. banks of $2.1 billion; net losses related to certain residential mortgage exposures of $2.0 billion; and leveraged finance commitment write-downs of $1.3 billion. These losses were partially offset by a net benefit related to credit spread widening on certain of our long-term debt liabilities of $2.2 billion.

Global Markets and Investment Banking (GMI)

GMI recorded net revenues of negative $5.3 billion and a pre-tax loss of $8.6 billion ($8.2 billion excluding $311 million of expenses associated with the restructuring charge) for the second quarter of 2008, as the challenging market conditions resulted in net losses in FICC and lower revenues in Equity Markets and Investment Banking compared with the prior-year period. GMI’s second quarter net revenues included a net benefit of approximately $98 million (all of which was recorded in FICC) due to the impact of the widening of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities. Net revenues from GMI’s three major business lines were as follows:

FICC net revenues were negative $8.1 billion for the quarter, as strong revenues from commodities, rates and currencies and municipals were more than offset by net losses related to U.S. super senior ABS CDOs, credit valuation adjustments related to hedges with financial guarantors, and net losses related to the investment securities portfolio of Merrill Lynch’s U.S. banks and certain residential mortgage-related exposures. To a lesser extent, FICC revenues were also impacted by net losses related to leveraged finance exposures. Net revenues for most other FICC businesses declined from the second quarter of 2007, as the environment for those businesses was materially worse than the year-ago quarter.

Equity Markets net revenues declined 20% from the prior-year quarter to $1.7 billion. Global markets financing and services revenues increased to a record level, up approximately 25% from the prior-year period, as we took advantage of opportunities to both add prime broker clients and increase average balances. Cash equity trading revenues were up slightly from the prior-year period. These increases were more than offset by net revenue declines from equity-linked trading and principal-related businesses, including private equity, which recorded negative net revenues of $184 million, down from positive net revenues of $125 million in the prior-year quarter.

Investment Banking net revenues were $1.0 billion, down 28% from the record 2007 second quarter. Equity origination, debt origination and M&A advisory revenues all declined, reflecting significantly lower industry-wide deal volumes compared with the year-ago period.

Global Wealth Management (GWM)

GWM second quarter 2008 net revenues were $3.4 billion, down 5% from the strong second quarter of 2007. The decrease in net revenues was primarily due to GIM, which accounted for more than half of the overall decline. The revenue decline, together with higher non-compensation expenses resulting from investment in FA workstations, international expansion, and GWM’s online capabilities, contributed to the decline in GWM’s pre-tax earnings from $979 million in the prior year period to $604 million ($738 million excluding $134 million of expenses associated with the restructuring charge) in the second quarter of 2008. GWM’s pre-tax profit margin was 18.0% (22.0% excluding the restructuring charge), down from a record 27.5% in the prior-year period. Net revenues from GWM’s major business lines were as follows:

GPC net revenues for the second quarter of 2008 were $3.2 billion, down 3% from the prior-year period, as lower transaction and origination revenues, reflective of reduced client activity and origination activity in a challenging environment, were partially offset by an increase in fee-based revenues driven by asset-based fees. Net interest profit also rose compared with the second quarter of 2007, due largely to the inclusion of First Republic Bank (“First Republic”), as well as higher net interest profit from GWM’s franchise in all regions outside the United States.

GIM second quarter 2008 net revenues were $193 million, a decline of 37% from the second quarter of 2007, due largely to lower revenues from investments in certain alternative investment management companies.

Discontinued Operations

On August 13, 2007, we announced a strategic business relationship with AEGON, N.V. (“AEGON”) in the areas of insurance and investment products. As part of this relationship, we sold Merrill Lynch Life Insurance Company and ML Life Insurance Company of New York (together “Merrill Lynch Insurance Group” or “MLIG”) to AEGON for $1.3 billion in the fourth quarter of 2007. We have included the results of MLIG within discontinued operations for all periods presented. We previously reported the results of MLIG in the GWM business segment.

On December 24, 2007, we announced that we had reached an agreement with GE Capital to sell Merrill Lynch Capital, a wholly-owned middle-market commercial finance business. The sale included substantially all of Merrill Lynch Capital’s operations, including its commercial real estate division and closed on February 4, 2008. We have included the results of Merrill Lynch Capital within discontinued operations for all periods presented. We previously reported results of Merrill Lynch Capital in the GMI business segment.

Net losses for discontinued operations for the three and six months ended June 27, 2008 were $20 million and $13 million, respectively, compared with net earnings of $129 million and $257 million for the three and six months ended June 29, 2007, respectively. Refer to Note 15 to the Condensed Consolidated Financial Statements for additional information.

Restructuring Charge

In connection with our previously announced expense reduction initiative, we recorded a pre-tax restructuring charge of approximately $445 million ($286 million after-tax) in the second quarter of 2008, primarily related to severance costs and the accelerated amortization of previously granted equity-based compensation awards. Pre-tax cost savings from this reduction are expected to be approximately $730 million for 2008 and $925 million on an annualized basis. The number of full-time employees was reduced by approximately 4,200 during the first half of 2008, largely in the United States, within GMI and support areas. Refer to Note 17 to the Condensed Consolidated Financial Statements for additional information.

Subsequent Events

Bloomberg, L.P. and Financial Data Services

Subsequent to the end of the second quarter, we completed the sale of our 20% ownership stake in Bloomberg, L.P. to Bloomberg Inc., for $4.4 billion, and as part of this transaction we have entered into a long-term service agreement. As consideration for the sale of our interest in Bloomberg L.P., we received notes issued by Bloomberg Inc. (the general partner and owner of substantially all of Bloomberg L.P.) with an aggregate face amount of approximately $4.3 billion and cash in the amount of approximately $110 million. The notes represent senior unsecured obligations of Bloomberg Inc. The notes consist of fixed-rate and floating-rate tranches and both tranches have maturities of 10 to 15 years. The notes accrue interest at market rates.

We are also in negotiations and have signed a non-binding letter of intent to sell a controlling interest in Financial Data Services, Inc. (“FDS”), based on an enterprise value for FDS in excess of $3.5 billion. FDS is currently a wholly-owned subsidiary of Merrill Lynch and is a provider of administrative functions for mutual funds, retail banking products and other services within GWM. The expected sale of FDS is currently subject to a non-binding letter of intent and there can be no assurance that a definitive agreement will be completed with the current purchasers, or if a sale is consummated, that it will be on the financial terms described above. We intend to provide debt financing to the investors in the FDS transaction on a commercially reasonable basis.

CDO Sale

On July 28, 2008, we agreed to sell $30.6 billion gross notional amount of U.S. super senior ABS CDOs (the “Portfolio”) to an affiliate of Lone Star Funds (“Lone Star”) for a purchase price of $6.7 billion. At the end of the second quarter of 2008, these CDOs were carried at $11.1 billion, and in connection with this sale we will record a pre-tax write-down of $4.4 billion in the third quarter of 2008.

On a pro forma basis, this sale will reduce our aggregate U.S. super senior ABS CDO long exposures from $19.9 billion at June 27, 2008 to $8.8 billion. The pro forma remaining $8.8 billion super senior long exposure is hedged with an aggregate of $7.2 billion of short exposure, of which $6.0 billion are with highly-rated non-monoline counterparties. The remaining net exposure will be $1.6 billion.

We will provide financing to the purchaser for approximately 75% of the purchase price. The recourse on this loan will be limited to the assets of the purchaser, which will consist solely of the Portfolio. All cash flows and distributions from the Portfolio (including sale proceeds) will be applied in accordance with a specified priority of payments. The loan will be carried at fair value.

Events of default under the loan are customary events of default, including failure to pay interest when due and failure to pay principal at maturity. The transaction is expected to close within 60 days.

Termination of Monoline Hedges

In addition to the CDO sale referenced above, we have also agreed to terminate all of our CDO-related hedges with XL Capital Assurance (“XL”) and we are in the process of negotiating settlements on certain contracts with other monoline counterparties. These short positions were the hedges on long CDO positions that are part of the announced sale.

We have executed an agreement to terminate all of our CDO-related hedges with XL. The transaction is expected to close in August 2008. When the transaction closes, all of our CDO-related hedges with XL will be terminated in exchange for an upfront cash payment to us of $500 million. These hedges had a carrying value of approximately $1.0 billion at June 27, 2008. As a result of this transaction, we will record a pre-tax loss of $528 million during the third quarter of 2008.

We are also in the process of negotiating settlements on certain other contracts relating to CDO hedges with monoline guarantors. If we were to receive no payments in connection with the settlement of these hedges, the maximum pre-tax loss we expect to record would be their current carrying value, $0.8 billion.

Common Stock Offering and Early Conversion of Mandatory Convertible Preferred

On July 28, 2008, we announced a public offering of 437,000,000 shares of common stock (including the exercise of the over-allotment option) at a price of $22.50 per share, for an aggregate amount of $9.8 billion. On August 1, 2008, we issued 368,273,954 shares of common stock as part of the announced offering. An additional 68,726,046 shares of common stock will be issued to Temasek, our largest shareholder, upon obtaining regulatory approvals. Temasek agreed to purchase $3.4 billion of common stock in the offering. In addition, our executive management team purchased approximately 750 thousand shares of common stock in the offering.

In satisfaction of our obligations under the reset provisions contained in the investment agreement with Temasek, we have agreed to pay Temasek $2.5 billion, 100% of which will be invested in the offering at the public offering price without any future reset protection. The $2.5 billion payment will be recorded as an expense in the Condensed Consolidated Statement of (Loss)/Earnings during the third quarter of 2008.

In addition, holders of $4.9 billion of the $6.6 billion of outstanding mandatory convertible preferred stock have agreed to exchange their preferred stock for approximately 177 million shares of common stock, plus $65 million in cash. Holders of the remaining $1.7 billion of outstanding mandatory convertible preferred stock have agreed to exchange their preferred stock for new mandatory convertible preferred stock. The reset feature for all securities exchanged has been eliminated. In connection with the reset features of the $6.6 billion of outstanding preferred stock, we will record additional preferred dividends of $2.3 billion in the third quarter of 2008.

Pro Forma Information

Pro forma for the transactions above, our Tier 1 capital ratio, total capital ratio and adjusted “if-converted” book value per share as of June 27, 2008 would have been 11.0%, 17.5% and $21.24. Please refer to Exhibit 99.2 for further details.

Business Environment and Outlook(1)

The challenging conditions in the global financial markets continued during the second quarter of 2008. This adverse market environment intensified towards the end of the quarter and was characterized by lower business and consumer confidence, continued illiquidity in the credit markets, increased inflationary pressures, and concerns about corporate earnings and the solvency of monoline financial guarantors. During the second quarter of 2008, major U.S. and global equity market indices declined whereas oil prices and other commodity prices rose significantly. Investment banking transaction activity was mixed during the quarter. Global completed merger and acquisition volumes for the second quarter of 2008 were $704 billion, a decrease of 29% from the first quarter of 2008 and 35% from the prior year period. Global announced merger and acquisition volumes for the second quarter of 2008 were $1.0 trillion, an increase of 23% from the first quarter of 2008 and a decrease of 34% from the prior year period. Global debt and equity underwriting volumes during the second quarter of 2008 were $1.8 trillion, an increase of 37% from the first quarter of 2008 and a decrease of 20% from the prior year period.

In the United States, economic activity continued to be weak, driven in part by the difficult conditions in the credit and residential housing markets. Consumer and business confidence also declined, which affected the level of domestic spending, while rising energy prices increased inflationary pressures. The U.S. dollar showed stability during the quarter and remained essentially unchanged against most other major currencies and the level of exports remained strong. The U.S. Federal Reserve Board (the “Fed”) reduced the federal funds target rate to 2.00% from 2.25% and also reduced the discount rate by 0.25% during the second quarter of 2008.

Economic growth in Europe also slowed during the quarter, as the disruption in the global financial markets and higher oil prices affected spending and consumer confidence. The European Central Bank left its benchmark interest rate unchanged during the quarter, although it raised its benchmark interest rate by 0.25% to 4.25% in July 2008 in an effort to moderate inflation. In the United Kingdom, the Bank of England reduced its official bank rate by 0.25% to 5.00% in April 2008 in response to concerns over weak economic growth and declining consumer confidence.

Economic growth continued to slow in Japan, reflecting weaker business investment and consumer consumption due to higher energy and commodity prices. The Bank of Japan left interest rates unchanged during the quarter. Growth in China’s economy remained relatively strong but has moderated due to lower export demand as a result of weaker global economic conditions. The People’s Bank of China left its benchmark lending rate unchanged during the quarter.

Market conditions in the short- and medium-term will continue to have an ongoing adverse impact on our businesses. While dislocation in the credit markets has somewhat moderated due to the interventions of the Fed and other central banks, the risk of spread widening remains and the threat of rating agency downgrades of structured securities continues to impact the financial services industry. A deeper, sustained de-leveraging across the industry would continue to have a negative impact on asset prices and asset flows, which would have implications on our financing businesses. In addition, potential interest rate increases and the potential decline in certain market indices would have an

(1)  Debt and equity underwriting and merger and acquisition volumes were obtained from Dealogic.

adverse impact on revenues from related products. The slowdown in U.S. economic growth and the potential for inflationary pressures could also have significant impact on our businesses in the U.S., and while emerging markets currently appear strong, a significant decrease in certain commodity prices from their recent highs could have negative implications in some key markets. Additionally, the potential of larger than anticipated decreases in U.S. home prices, changes in GDP growth rates and a more pronounced slow down in the equity markets would affect the level of revenue generation across GMI and GWM. Furthermore, widening of credit spreads and increased corporate defaults could also have a material impact on our businesses.

Consolidated Results Of Operations

(dollars in millions, except per share amounts)
	For the Three Months Ended			For the Six Months Ended
	June 27,	June 29,	%	June 27,	June 29,	%
	2008	2007	Change	2008	2007	Change

Revenues
Principal transactions	$(4,083)	$3,556	N/M %	$(6,501)	$6,290	N/M %
Commissions	1,811	1,787	1	3,700	3,500	6
Managed accounts and other fee-based revenues	1,399	1,349	4	2,854	2,633	8
Investment banking	1,158	1,528	(24)	2,075	3,038	(32)
Earnings from equity method investments	111	375	(70)	542	684	(21)
Other	(1,875)	387	N/M	(3,324)	1,228	N/M

Subtotal	(1,479)	8,982	N/M	(654)	17,373	N/M
Interest and dividend revenues	7,535	14,447	(48)	19,396	27,168	(29)
Less interest expense	8,172	13,970	(42)	17,924	25,479	(30)

Net interest (loss)/profit	(637)	477	N/M	1,472	1,689	(13)

Revenues, net of interest expense	(2,116)	9,459	N/M	818	19,062	(96)

Non-interest expenses:
Compensation and benefits	3,491	4,731	(26)	7,687	9,585	(20)
Communications and technology	566	482	17	1,121	961	17
Brokerage, clearing, and exchange fees	370	346	7	757	656	15
Occupancy and related depreciation	328	273	20	637	538	18
Professional fees	263	245	7	505	471	7
Advertising and market development	166	200	(17)	342	355	(4)
Office supplies and postage	55	56	(2)	112	115	(3)
Other	311	300	4	624	654	(5)
Restructuring charge	445	-	N/M	445	-	N/M

Total non-interest expenses	5,995	6,633	(10)	12,230	13,335	(8)

Pre-tax (loss)/earnings from continuing operations	(8,111)	2,826	N/M	(11,412)	5,727	N/M
Income tax (benefit)/expense	(3,477)	816	N/M	(4,809)	1,687	N/M

Net (loss)/earnings from continuing operations	(4,634)	2,010	N/M	(6,603)	4,040	N/M

Discontinued operations:
Pre-tax (loss)/earnings from discontinued operations	(32)	197	N/M	(57)	391	N/M
Income tax (benefit)/expense	(12)	68	N/M	(44)	134	N/M

Net (loss)/earnings from discontinued operations	(20)	129	N/M	(13)	257	N/M

Net (loss)/earnings	$(4,654)	$2,139	N/M	$(6,616)	$4,297	N/M

Preferred stock dividends	$237	$72	229	$411	$124	231

Net (loss)/earnings applicable to common stockholders	$(4,891)	$2,067	N/M	$(7,027)	$4,173	N/M

Basic (loss)/earnings per common share from continuing operations	$(4.95)	$2.32	N/M	$(7.17)	$4.67	N/M
Basic (loss)/earnings per common share from discontinued operations	(0.02)	0.16	N/M	(0.01)	0.31	N/M

Basic (loss)/earnings per common share	$(4.97)	$2.48	N/M	$(7.18)	$4.98	N/M

Diluted (loss)/earnings per common share from continuing operations	$(4.95)	$2.10	N/M	$(7.17)	$4.22	N/M
Diluted (loss)/earnings per common share from discontinued operations	(0.02)	0.14	N/M	(0.01)	0.28	N/M

Diluted (loss)/earnings per common share	$(4.97)	$2.24	N/M	$(7.18)	$4.50	N/M

Return on average common stockholders’ equity from continuing operations	N/M	21.0%		N/M	21.4%
Return on average common stockholders’ equity	N/M	22.4%		N/M	22.8%

Book value per share	$21.43	$43.55	(51)	$21.43	$43.55	(51)

Note: Certain prior period amounts have been reclassified to conform to the current period presentation.
N/M = Not Meaningful

Quarterly Consolidated Results of Operations

Our net loss from continuing operations for the second quarter of 2008 was $4.6 billion compared with net earnings from continuing operations of $2.0 billion in the second quarter of 2007. As the difficult market environment continued during the second quarter of 2008, our net revenues were negative $2.1 billion compared with positive $9.5 billion for the year-ago quarter. The revenue decline was driven primarily by net losses related to U.S. super senior ABS CDOs of $3.5 billion, credit valuation adjustments related to hedges with financial guarantors of $2.9 billion, net losses related to the investment securities portfolio of our U.S. banks of $1.7 billion and certain residential mortgage-related exposures of $1.3 billion. Losses per diluted share from continuing operations were $4.95 for the second quarter of 2008, compared with earnings per diluted share from continuing operations of $2.10 for the year-ago quarter. The net loss from discontinued operations was $20 million in the second quarter of 2008 compared with net earnings of $129 million in the second quarter of 2007.

Principal transactions revenues include both realized and unrealized gains and losses on trading assets and trading liabilities and investment securities classified as trading investments. Principal transactions revenues were negative $4.1 billion compared with positive $3.6 billion in the year-ago quarter. The decrease was driven primarily by net losses related to U.S. super senior ABS CDOs, credit valuation adjustments related to hedges with financial guarantors and residential mortgage-related exposures. These losses were partially offset by strong net revenues for the quarter generated from our commodities, interest rate products and currencies businesses, as well as gains arising from the impact of the widening of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities. Principal transactions revenues are primarily reported in our GMI business segment. Refer to the FICC and Equity Markets discussions within the GMI business segment results for additional details.

Net interest (loss)/profit is a function of (i) the level and mix of total assets and liabilities, including trading assets owned, deposits, financing and lending transactions, and trading strategies associated with our businesses, and (ii) the prevailing level, term structure and volatility of interest rates. Net interest (loss)/profit is an integral component of trading activity. In assessing the profitability of our client facilitation and trading activities, we view principal transactions and net interest (loss)/profit in the aggregate as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause the mix of principal transactions and net interest profit to fluctuate from period to period. Net interest was negative $637 million compared with positive $477 million for the year-ago quarter, primarily due to higher interest expense associated with certain structured equity financing activities within our global market financing and services business. The effect of the increase in net interest expense associated with these activities is offset in Principal transactions revenues. These expenses were partially offset by the inclusion of net interest revenues from First Republic. Net interest (loss)/profit is reported in both our GMI and GWM business segments.

Commissions revenues primarily arise from agency transactions in listed and OTC equity securities and commodities, insurance products and options. Commissions revenues also include distribution fees for promoting and distributing mutual funds and hedge funds. Commission revenues were $1.8 billion, up slightly from the year-ago quarter, driven by volume growth in our global cash equity trading business. This increase was partially offset by lower revenues from insurance sales and other distribution fees within GWM due to challenging market conditions. Commissions revenues are generated by our GMI and GWM business segments.

Managed accounts and other fee-based revenues primarily consist of asset-priced portfolio service fees earned from the administration of separately managed and other investment accounts for retail investors, annual account fees, and certain other account-related fees. Managed accounts and other fee-based revenues were $1.4 billion, up 4% from the year-ago quarter, driven primarily by higher asset-based fees in GWM from fee-based products including the impact of fee-based accounts from First

Republic. Managed accounts and other fee-based revenues are primarily generated by our GWM business segment. Refer to the GWM business segment discussion for additional details.

Investment banking revenues include (i) origination revenues representing fees earned from the underwriting of debt, equity and equity-linked securities, as well as loan syndication and commitment fees and (ii) strategic advisory services revenues including merger and acquisition and other investment banking advisory fees. Investment banking revenues were $1.2 billion, down 24% from the year-ago quarter, driven by lower net revenues from equity origination, debt origination and M&A advisory revenues, reflecting significantly lower industry-wide deal volumes compared with the year-ago period. Investment banking revenues are primarily reported in our GMI business segment but also include origination revenues in GWM. Refer to the Investment Banking discussion within the GMI business segment results for additional details.

Earnings from equity method investments include our pro rata share of income and losses associated with investments accounted for under the equity method of accounting. Earnings from equity method investments were $111 million, down 70% from the year-ago quarter due largely to lower revenues from certain investments in alternative investment management companies. Earnings from equity method investments are reported in both our GMI and GWM business segments. Refer to Note 5 of the 2007 Annual Report for further information on equity method investments.

Other revenues include gains and losses on investment securities, including certain available-for-sale securities, gains and losses on private equity investments that are held for capital appreciation and/or current income, and gains and losses on loans and other miscellaneous items. Other revenues were negative $1.9 billion, compared with positive $387 million in the year-ago quarter. The decrease was primarily due to other-than-temporary impairment charges on available-for-sale securities within our U.S. banks investment securities portfolio of approximately $1.7 billion, write-downs of approximately $348 million on leveraged finance commitments, and a decrease in the value of our private equity investments due primarily to the decline in value of certain publicly traded investments.

Compensation and benefits expenses were $3.5 billion for the second quarter of 2008, down 26% from $4.7 billion in the year-ago quarter due to a decline in the current year accruals reflecting lower net revenues and reductions in headcount.

Non-compensation expenses for the second quarter of 2008 included a restructuring charge of $445 million, primarily related to severance costs and the accelerated amortization of previously granted stock awards arising from staff reductions completed during the quarter. Refer to Note 17 to the Condensed Consolidated Financial Statements for additional information on the restructuring charge. Non-compensation expenses (excluding the restructuring charge) were $2.1 billion, up 8% from the year-ago quarter. Communication and technology costs were $566 million, up 17% due primarily to costs related to ongoing technology investments and system development initiatives, as well as higher market data information costs. Occupancy and related depreciation costs were $328 million, up 20% due principally to higher office rental expenses associated with data center growth and increased office space, including the impact of First Republic. Advertising and market development costs were $166 million, down 17% due primarily to lower travel and other related expenses.

Income taxes from continuing operations for the second quarter were a net credit of $3.5 billion, reflecting tax benefits associated with our pre-tax losses. The second quarter 2008 effective tax rate was 42.9% compared with 28.9% for the second quarter of 2007. The increase in the effective tax rate primarily reflected changes in the geographic mix of earnings and the impact of tax benefits on net operating losses.

Year-to-Date Consolidated Results of Operations

For the first six months of 2008, our net loss from continuing operations was $6.6 billion or $7.17 per diluted share, compared with net earnings from continuing operations of $4.0 billion, or $4.22 per diluted share, in the prior-year period. The first half 2008 net loss and loss per diluted share were $6.6 billion and $7.18, respectively, compared with net earnings of $4.3 billion, or $4.50 per diluted share, for the prior-year period. First half 2008 net revenues were $818 million compared to $19.1 billion in the prior-year period. The decrease in net revenues was due primarily to net losses related to U.S. ABS CDOs of $5.0 billion, credit valuation adjustments related to hedges with financial guarantors of $5.9 billion, net losses related to the investment securities portfolio of Merrill Lynch’s U.S. banks of $2.1 billion, net losses related to certain residential mortgage exposures of $2.0 billion, and leveraged finance commitment write-downs of $1.3 billion, partially offset by a net benefit related to credit spread widening on certain of our long-term liabilities of $2.2 billion.

Compensation and benefits expenses were $7.7 billion for the first half of 2008, down 20% from $9.6 billion in the first half of 2007 due primarily to the same reasons as the quarterly decline.

Non-compensation expenses (excluding the restructuring charge) were $4.1 billion, up 9% from $3.8 billion in the first half of 2007. Communication and technology costs were $1.1 billion, up 17% due primarily to costs related to ongoing technology investments and system development initiatives, higher market data information costs, as well as the inclusion of First Republic. Brokerage, clearing, and exchange fees were $757 million, up 15% primarily due to increased transaction volumes and business-driven growth. Occupancy and related depreciation costs were $637 million, up 18% due principally to higher office rental expenses associated with data center growth and increased office space, including the impact of First Republic.

Income taxes from continuing operations for the first six months of 2008 were a net credit of $4.8 billion, reflecting tax benefits associated with our pre-tax losses. Our year-to-date effective tax rate was 42.1% compared with 29.5% in the prior-year period. The increase in the effective tax rate primarily reflected changes in the geographic mix of earnings and the impact of tax benefits on net operating losses.

U.S. ABS CDO and Other Mortgage-Related Activities

The challenging market conditions that have existed since the second half of 2007, particularly those relating to U.S. ABS CDOs and sub-prime residential mortgages, continued through the second quarter of 2008. Although the greatest impact to date had been on the U.S. sub-prime residential mortgage products, the adverse conditions in the credit markets have also affected other products, including U.S. Alt-A, Non-U.S. residential mortgages and commercial real estate. In addition, these conditions also negatively affected the value of leveraged lending transactions and our exposure to monoline financial guarantors. At June 27, 2008, we maintained exposures to these markets through securities, derivatives, loans and loan commitments. The following discussion details our activities and net exposures as of June 27, 2008.

U.S. Residential Mortgage-Related Activities (excluding U.S. banks investment securities portfolio)

U.S. Prime: We had net exposures of $33.7 billion at June 27, 2008, which consisted primarily of prime mortgage whole loans, including approximately $29 billion of prime loans originated mainly with GWM clients (of which $13 billion were originated by First Republic, an operating division of Merrill Lynch Bank & Trust Co., FSB (“MLBT-FSB”)). Net exposures related to U.S. prime residential mortgages increased 10% during the quarter as a result of strong loan origination within GWM’s high net worth client base.

In addition to our U.S. prime related net exposures, we also had net exposures related to other residential mortgage-related activities. These activities consist of the following:

U.S. Sub-prime: We define sub-prime mortgages as single-family residential mortgages that have more than one high risk characteristic, such as: (i) the borrower has a low FICO score (generally below 660); (ii) the mortgage has a high loan-to-value (“LTV”) ratio (LTV greater than 80% without borrower paid mortgage insurance); (iii) the borrower has a high debt-to-income ratio (greater than 45%); or (iv) the mortgage was underwritten based on stated/limited income documentation. Sub-prime mortgage-related securities are those securities that derive more than 50% of their value from sub-prime mortgages.

We had net exposures of $1.0 billion at June 27, 2008, down 29% from March 28, 2008 primarily due to $544 million in net losses. Our U.S. Sub-prime exposures consisted primarily of non-performing loans (valued using discounted liquidation values) and secondary trading exposures related to our residential mortgage-backed securities business, which consist of trading activity including credit default swaps (“CDS”) on single names and indices. We value residential mortgage-backed securities based on observable prices and where prices are not observable, values are based on modeling the present value of projected cash flows that we expect to receive, based on the actual and projected performance of the mortgages underlying a particular securitization. Key determinants affecting our estimates of future cash flows include estimates for borrower prepayments, delinquencies, defaults, and loss severities.

U.S. Alt-A: We define Alt-A mortgages as single-family residential mortgages that are generally higher credit quality than sub-prime loans but have characteristics that would disqualify the borrower from a traditional prime loan. Alt-A lending characteristics may include one or more of the following: (i) limited documentation; (ii) high combined-loan-to-value (“CLTV”) ratio (CLTV greater than 80%); (iii) loans secured by non-owner occupied properties; or (iv) debt-to-income ratio above normal limits.

We had net exposures of $1.5 billion at June 27, 2008, down 51% from March 28, 2008 due to sales of $1.1 billion and net losses of $549 million. Our U.S. Alt-A exposures consisted primarily of residential mortgage-backed securities collateralized by Alt-A residential mortgages. These net exposures resulted from secondary market trading activity or were retained from our securitizations of Alt-A residential mortgages, which were purchased from third-party mortgage originators.

We value residential mortgage-backed securities (“RMBS”) based on observable prices and where prices are not observable, values are based on modeling the present value of projected cash flows that we expect to receive, based on the actual and projected performance of the mortgages underlying a particular securitization. Key determinants affecting our estimates of future cash flows include estimates for borrower prepayments, delinquencies, defaults, and loss severities.

Non-U.S.: We had net exposures of $7.4 billion at June 27, 2008, which consisted primarily of residential mortgage whole loans originated in the United Kingdom, as well as through mortgage originators in the Pacific Rim and asset-based lending facilities backed by residential whole loans. Non-U.S. net exposures decreased 15% during the quarter due primarily to the maturity of a warehouse lending facility, net losses of $229 million, paydowns of principal and sales of mortgage-backed securities. Held for sale loans are carried at the lower of cost or market value; for those loans carried at market value, given the significant illiquidity in the securitization market, values are based on modeling the present value of projected cash flows that we expect to receive, based on the actual and projected performance of the mortgages. Key determinants affecting our estimates of future cash flows include estimates for borrower prepayments, delinquencies, defaults, and loss severities.

The following table provides a summary of our residential mortgage-related net exposures and losses, excluding net exposures to residential mortgage-backed securities held in our U.S. banks for investment purposes, which is described in the U.S. Banks Investment Securities Portfolio section below.

(dollars in millions)

	Net	Net		Net
	Exposures as	Gains/(Losses)	Other Net	Exposures as
	of Mar. 28,	Reported in	Changes in Net	of Jun. 27,	Percent
	2008	Income	Exposures(1)	2008	Inc/(Dec)

Residential Mortgage-Related (excluding U.S. banks investment securities portfolio):
U.S. Prime	$30,750	$67	$2,901	$33,718	10%

Other Residential:
U.S. Sub-prime	$1,435	$(544)	$121	$1,012	(29)%
U.S. Alt-A	3,172	(549)	(1,081)	1,542	(51)%
Non-U.S.	8,769	(229)	(1,092)	7,448	(15)%

Total Other Residential(2)	$13,376	$(1,322)	$(2,052)	$10,002	(25)%

(1)	Represents U.S. Prime originations, purchases, sales, hedges, paydowns, changes in loan commitments and related funding.
(2)	Includes warehouse lending, whole loans, residuals and residential mortgage-backed securities.

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

Our exposure to super senior ABS CDOs includes the following securities, which are primarily held as derivative positions in the form of total return swaps:

•	High-grade super senior positions, which are issued by ABS CDOs with underlying collateral having an average credit rating of Aa3/A1 at inception of the underwriting by Moody’s Investor Services;

•	Mezzanine super senior positions, which are issued by ABS CDOs with underlying collateral having an average credit rating of Baa2/Baa3 at inception of the underwriting by Moody’s Investor Services; and
•	CDO-squared super senior positions, which are issued by ABS CDOs with underlying collateral consisting of other ABS CDO securities which have collateral attributes typically similar to high-grade and mezzanine super senior positions.

The fair value of these ABS CDOs at June 27, 2008, reflected unprecedented market illiquidity and significant deterioration in the value of the underlying collateral. Additionally, rating agencies have been actively reviewing, and in several cases downgrading these assets, and we expect that they will continue to be subject to ongoing rating agency review in the near term.

At the end of the second quarter of 2008, net exposures to U.S. ABS CDOs were $4.5 billion, down from $6.7 billion at the end of the first quarter of 2008. The net exposure declined due to net losses of $3.5 billion, and to a lesser extent asset sales and liquidations. The decline was partially offset by the ineffectiveness of certain hedges.

For total U.S. super senior ABS CDOs, long exposures were $19.9 billion and short exposures were $15.6 billion at June 27, 2008, compared with long exposures of $26.3 billion and short exposures of $19.8 billion at March 28, 2008. Short exposures primarily consist of credit default swap protection purchased from various third parties, including monoline financial guarantors, insurers, broker/dealers and other market participants.

Secondary Trading Exposures Related to the ABS CDO Business

We have secondary trading exposures related to our ABS CDO business, which consist of trading activity including CDO securities and CDS on single names and indices.

The following table provides a summary of our U.S. super senior ABS CDO net exposures and our secondary trading exposures related to our ABS CDO business as of June 27, 2008. Derivative exposures are represented by their notional amounts net of mark-to-market adjustments.

(dollars in millions)

	Net	Net		Net
	Exposures as	Gains/(Losses)	Other Net	Exposures as
	of Mar. 28,	Reported in	Changes in Net	of Jun. 27,	Percent
	2008	Income(1)	Exposures(2)	2008	Inc/(Dec)

U.S. ABS CDO net exposures and losses:
U.S. super senior ABS CDO net exposures and losses:
High-grade	$4,121	$(2,933)	$1,266	$2,454
Mezzanine	2,249	(515)	(89)	1,645
CDO-squared	187	(11)	(43)	133

Total super senior ABS CDO net exposures and losses	6,557	(3,459)	1,134	4,232
Secondary trading	114	(33)	146	227

Total(3)	$6,671	$(3,492)	$1,280	$4,459	(33)%

(1)	Amounts exclude credit valuation adjustments of negative $1.4 billion for the 2008 second quarter ($6.2 billion life-to-date) related to financial guarantor exposures on U.S. super senior ABS CDOs. See table below regarding financial guarantor exposures.
(2)	Primarily consists of hedge ineffectiveness, transactions executed, and amortization during the period.

(3)	Hedges are affected by a variety of factors that impact the degree of their effectiveness. These factors may include differences in attachment point, timing of cash flows, control rights, litigation, the creditworthiness of the counterparty, limited recourse to counterparties and other basis risks.

Subsequent to the end of the second quarter of 2008, we entered into an agreement to sell $30.6 billion gross notional amount of U.S. super senior ABS CDOs. These CDOs were carried at $11.1 billion at the end of the second quarter of 2008. Refer to Note 18 to the Condensed Consolidated Financial Statements for further details.

Monoline Financial Guarantors

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

At June 27, 2008, our short exposures from CDS with financial guarantors to economically hedge certain U.S. super senior ABS CDOs was $9.6 billion, which represented CDS with a notional amount of $18.7 billion that have been adjusted for mark-to-market gains of $9.1 billion. The fair value of these credit default swaps at June 27, 2008 was $2.9 billion, after taking into account life-to-date credit valuation adjustments of $6.2 billion related to certain financial guarantors. We also have credit derivatives with financial guarantors on other referenced assets. The fair value of these credit derivatives at June 27, 2008 was $3.6 billion, after taking into account life-to-date credit valuation adjustments of $2.8 billion.

We continue to monitor industry and company specific developments. Credit deterioration of the financial guarantors who are counterparties to our credit derivatives could continue to have an adverse effect on our financial performance.

Subsequent to the end of the second quarter of 2008, we agreed to terminate all of our CDO-related hedges with monoline guarantor XL and we are in the process of negotiating settlements on certain contracts with other monoline counterparties. Refer to Note 18 to the Condensed Consolidated Financial Statements for further details.

The following table provides a summary of our total financial guarantor exposures for U.S. super senior ABS CDOs as of June 27, 2008.

(dollars in millions)

	Financial Guarantors Exposure on U.S. Super Senior ABS CDOs as of June 27, 2008

		Notional of CDS,	Mark-to-Market
		Net of Gains Prior	Gains Prior
		to Credit	to Credit	Credit
	Notional of	Valuation	Valuation	Valuation	Mark-to-Market
	CDS(1)	Adjustments(2)	Adjustments(3)	Adjustments(4)	Value of CDS

Credit default swaps (CDS) with financial guarantors:
By counterparty credit quality:(5)
AAA	$-	$-	$-	$-	$-
AA	(6,726)	(4,667)	2,059	(721)	1,338
A	(1,598)	(334)	1,264	(758)	506
BBB	(3,741)	(1,170)	2,571	(1,542)	1,029
Non-investment grade or unrated	(6,632)	(3,428)	3,204	(3,204)	-

Total	$(18,697)	$(9,599)	$9,098	$(6,225)	$2,873

(1)	The gross notional amount of CDS purchased as protection for U.S. super senior ABS CDOs was $18.7 billion and $18.8 billion at June 27, 2008 and March 28, 2008, respectively. This decline was due to amortization of the underlying reference entities on the CDS. Amounts do not include exposure with financial guarantors for other asset classes.
(2)	The notional of the total CDS, net of gains prior to credit valuation adjustments, was $9.6 billion and $10.9 billion at June 27, 2008 and March 28, 2008, respectively.
(3)	Represents life-to-date mark-to-market gains prior to credit valuation adjustments. Balance was $9.1 billion and $7.8 billion as of June 27, 2008 and March 28, 2008, respectively.
(4)	Represents life-to-date credit valuation adjustments. Balance was $6.2 billion and $4.8 billion as of June 27, 2008 and March 28, 2008, respectively.
(5)	Represents S&P credit rating bands as of June 27, 2008.

U.S. Banks Investment Securities Portfolio

The investment securities portfolio of Merrill Lynch Bank USA (“MLBUSA”) and MLBT-FSB includes investment securities comprising various asset classes. The cumulative pre-tax balance in other comprehensive (loss)/income related to this portfolio was approximately negative $4.7 billion as of June 27, 2008. Merrill Lynch regularly (at least quarterly) evaluates each security whose value has declined below amortized cost to assess whether the decline in fair value is other-than-temporary. Within the investment securities portfolio of Merrill Lynch’s U.S. banks, net pre-tax losses of approximately $1.7 billion were recognized through the statement of earnings during the second quarter of 2008 (approximately $1.6 billion in MLBUSA and $0.1 billion in MLBT-FSB). These net losses primarily reflected the other-than-temporary impairment in the value of certain securities, primarily U.S. Alt-A residential mortgage-backed securities.

A decline in a debt security’s fair value is considered to be other-than-temporary if it is probable that not all amounts contractually due will be collected. In assessing whether it is probable that not all amounts contractually due will be collected, Merrill Lynch considers the following:

•	Whether there has been an adverse change in the estimated cash flows of the security;
•	The period of time over which it is estimated the fair value will increase from the current level to at least the amortized cost level, or until principal is estimated to be received;
•	The period of time a security’s fair value has been below amortized cost;
•	The amount by which the fair value has declined below amortized cost;
•	The financial condition of the issuer; and
•	Management’s ability and intent to hold the security until fair value recovers or until the principal is received.

Refer to Note 5 to the Condensed Consolidated Financial Statements for additional information.

The following table provides a summary of our U.S. banks investment securities portfolio net exposures and losses.

(dollars in millions)

	Net	Net	Unrealized	Other	Net
	Exposures	Gains/(Losses)	Gains/(Losses)	Net Changes	Exposures
	as of Mar. 28,	Reported in	Included in OCI	in Net	as of Jun. 27,	Percent
	2008	Income(1)	(pre-tax)(2)	Exposures(3)	2008	Inc/(Dec)

U.S. Banks Investment Securities Portfolio:
Sub-prime residential mortgage-backed securities	$3,327	$(91)	$(212)	$(123)	$2,901
Alt-A residential mortgage-backed securities	5,330	(1,378)	601	(215)	4,338
Commercial mortgage-backed securities	5,088	13	270	5	5,376
Prime residential mortgage-backed securities	3,580	(211)	82	(337)	3,114
Non-residential asset-backed securities	988	(7)	2	(152)	831
Non-residential CDOs	770	(1)	(20)	(4)	745
Agency residential mortgage-backed securities	532	2	-	(29)	505
Other	229	-	2	(5)	226

Total	$19,844	$(1,673)	$725	$(860)	$18,036	(9)%

(1)	Includes gains and losses realized upon the sale of securities as well as losses on certain securities deemed to be other-than-temporarily impaired.
(2)	Represents the reclassification of approximately $1.7 billion (approximately $1.6 billion in MLBUSA and $0.1 billion in MLBT-FSB) in pre-tax losses out of other comprehensive (loss)/income (“OCI”), partially offset by an additional $979 million in pre-tax losses recorded in OCI.
(3)	Primarily represents principal paydowns and sales.

Commercial Real Estate

As of June 27, 2008, net exposures related to commercial real estate, excluding First Republic, totaled approximately $14.9 billion, down 17% from March 28 2008, due primarily to asset sales, particularly for whole loan/conduit exposures in the U.S. and Europe, Middle East, and Africa (“EMEA”). Net exposures related to First Republic Bank were $2.7 billion at the end of the second quarter, up 3% from the first quarter.

The following table provides a summary of our Commercial Real Estate portfolio net exposures and losses.

(dollars in millions)

		Net		Net
	Net Exposures	Gains/(Losses)	Other Net	Exposures
	as of Mar. 28,	Reported	Changes in Net	as of Jun. 27,	Percent
	2008	in Income	Exposures(1)	2008	Inc/(Dec)

Commercial Real Estate:
Whole Loans/Conduits	$9,750	$30	$(1,908)	$7,872
Securities and Derivatives	960	(61)	(324)	575
Real Estate Investments(2)	7,288	(6)	(828)	6,454

Total Commercial Real Estate, excluding First Republic Bank	$17,998	$(37)	$(3,060)	$14,901	(17)%

First Republic Bank	$2,586	$22	$62	$2,670	3%

(1)	Primarily represents sales, repayments and the cancellation of unfunded commitments.
(2)	We make equity and debt investments in entities whose underlying assets are real estate. We consolidate those entities in which we are the primary beneficiary in accordance with FIN No. 46-R, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51. We do not consider ourselves to have economic exposure to the total underlying assets in those entities. The amounts presented are our net investment and, therefore, exclude the amounts that have been consolidated but for which we do not consider ourselves to have economic exposure.

Business Segments

Our operations are organized into two business segments: GMI and GWM. We also record revenues and expenses within a “Corporate” category. Corporate results primarily include the impact of junior subordinated notes (related to trust preferred securities), gains and losses related to ineffective interest rate hedges on certain qualifying debt, and the impact of certain hybrid financing instruments accounted for under SFAS No. 159. Net revenues and pre-tax losses recorded within Corporate for the second quarter of 2008 were negative $156 million, as compared with negative net revenues of $79 million and pre-tax losses of $90 million in the prior year period. The decreases were primarily attributable to losses associated with ineffective interest rate hedges on certain debt in the second quarter of 2008.

Net revenues and pre-tax losses recorded within Corporate for the six months ended June 27, 2008 were negative $131 million and $130 million, as compared with negative net revenues of $169 million and pre-tax losses of $180 million in the prior year period. The differences were primarily attributable to lower losses associated with ineffective interest rate hedges on certain debt for the six months ended June 27, 2008 as compared with the prior year period.

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

Global Markets and Investment Banking

GMI Results of Operations

(dollars in millions)

	For the Three Months Ended			For the Six Months Ended

	Jun. 27,	Jun. 29,	%	Jun. 27,	Jun. 29,	%
	2008	2007	Change	2008	2007	Change

Global Markets
FICC	$(8,068)	$2,421	N/M	$(11,446)	$5,046	N/M
Equity Markets	1,727	2,148	(20)	3,610	4,534	(20)

Total Global Markets revenues, net of interest expense	(6,341)	4,569	N/M	(7,836)	9,580	N/M

Investment Banking
Origination:
Debt	367	471	(22)	598	1,057	(43)
Equity	338	547	(38)	537	910	(41)
Strategic Advisory Services	317	397	(20)	692	796	(13)

Total Investment Banking revenues, net of interest expense	1,022	1,415	(28)	1,827	2,763	(34)

Total GMI revenues, net of interest expense	(5,319)	5,984	N/M	(6,009)	12,343	N/M

Non-interest expenses, before restructuring charge	2,929	4,047	(28)	6,286	8,199	(23)
Restructuring charge	311	-	N/M	311	-	N/M

Pre-tax (loss)/earnings from continuing operations	$(8,559)	$1,937	N/M	$(12,606)	$4,144	N/M

Pre-tax (loss)/earnings from continuing operations, before restructuring charge	$(8,248)	$1,937	N/M	$(12,295)	$4,144	N/M

Pre-tax profit margin	N/M	32.4%		N/M	33.6%
Pre-tax profit margin, before restructuring charge	N/M	32.4%		N/M	33.6%

N/M = Not Meaningful

GMI recorded negative net revenues and a pre-tax loss from continuing operations for the second quarter of 2008 of $5.3 billion and $8.6 billion, respectively, as challenging market conditions resulted in net losses in FICC and lower revenues in Equity Markets and Investment Banking compared with the prior-year period. Excluding the impact of a $311 million restructuring charge recorded by GMI in the second quarter of 2008, GMI’s second quarter 2008 pre-tax loss from continuing operations was $8.2 billion.

For the first six months of 2008, GMI recorded a pre-tax loss of $12.6 billion on net revenues of negative $6.0 billion, due primarily to net losses in FICC. Excluding the impact of the $311 million restructuring charge, GMI’s pre-tax loss for the first half of 2008 was $12.3 billion. GMI recorded a benefit of approximately $2.2 billion during the first six months of 2008 due to the impact of the widening of Merrill Lynch’s credit spreads on the carrying value of certain long-term debt liabilities.

Fixed Income, Currencies and Commodities (FICC)

FICC net revenues include principal transactions and net interest profit (which we believe should be viewed in aggregate to assess trading results), commissions, revenues from principal investments and other revenues.

During the second quarter of 2008, FICC net revenues were negative $8.1 billion as results were adversely impacted by the continuing deterioration in the credit markets, lower levels of liquidity, increased volatility and a weaker U.S. housing market. Such conditions resulted in net losses of approximately $3.5 billion related to our U.S. super senior ABS CDOs. In addition, as a result of the deteriorating environment for financial guarantors, FICC also recorded credit valuation adjustments related to hedges of negative $2.9 billion, about half of which related to U.S. super senior ABS CDOs. FICC net revenues were also impacted by net losses related to our U.S. banks investment securities portfolio of $1.7 billion and certain of our U.S. sub-prime, U.S. Alt-A and Non-U.S. residential mortgage-related exposures aggregating approximately $1.3 billion during the second quarter of 2008. FICC also recognized net write-downs related to our leveraged finance commitments of approximately $348 million. In addition, net revenues for most other FICC businesses declined from the second quarter of 2007, as the environment for those businesses was materially worse than the year-ago quarter. Partially offsetting these declines were strong performances in our commodities, rates and currencies and municipals businesses and a net benefit of approximately $98 million related to the impact of the widening of our credit spreads on the carrying value of certain long-term debt liabilities. Commodities revenues were up 58% from the prior-year quarter, driven by strong trading results in gas, coal and electricity. Rates and currencies revenues increased 7% from the prior-year quarter and benefited from higher levels of market liquidity and volatility.

For the first half of 2008, FICC net revenues were negative $11.4 billion as strong performances in our rates and currencies and municipal businesses were more than offset by net losses related to U.S. super senior ABS CDOs of $5.0 billion, credit valuation adjustments related to hedges with financial guarantors of $5.9 billion, net losses related to the investment securities portfolio of Merrill Lynch’s U.S. banks of $2.1 billion, net losses related to certain residential mortgage exposures of $2.0 billion, and net write-downs related to leveraged finance commitments of $1.3 billion. FICC’s first half of 2008 net revenues also included a net benefit of approximately $1.5 billion related to the impact of the widening of our credit spreads on the carrying value of certain long-term debt liabilities. For the first six months of 2008, our rates and currencies businesses reached record revenue levels, up 53% from the prior-year period, benefiting from strong client flows in interest rate swaps and options.

Equity Markets

Equity Markets net revenues include commissions, principal transaction revenues and net interest profit (which we believe should be viewed in aggregate to assess trading results), revenues from certain equity method investments, changes in the fair value of private equity investments, and other revenues.

In the second quarter of 2008, Equity Markets net revenues were $1.7 billion, down 20% from the prior-year period. Net revenues from financing and services increased to a record level, up 25% compared with the year-ago quarter, driven by an increase in average prime brokerage balances. Net revenues from cash equity trading were up slightly from the prior-year period, driven primarily by increases in electronic trading. These increases were more than offset by net revenue declines from equity-linked trading and principal-related businesses, including private equity. Net revenues from the private equity business declined by approximately $310 million from the strong prior-year period to negative $184 million primarily due to decreases in the fair value of certain publicly traded investments.

For the first six months of 2008, Equity Markets net revenues were $3.6 billion, down 20% from the year-ago period. The decrease in net revenues from the private equity business and equity-linked trading more than offset higher revenues from financing and services. Equity Markets net revenues for the first six months of 2008 included a net benefit of approximately $700 million related to the impact of the widening of our credit spreads on the carrying value of certain long-term debt liabilities.

Investment Banking

Investment Banking net revenues for the second quarter of 2008 were $1.0 billion, down 28% from the year-ago quarter due to lower net revenues from debt and equity origination activities and strategic advisory services, reflecting significantly lower industry-wide deal volumes compared with the year-ago quarter.

For the first half of 2008, Investment Banking net revenues were $1.8 billion, down 34% from a record $2.8 billion in prior-year period, primarily driven by lower deal volumes in all product lines.

Origination

Origination revenues represent fees earned from the underwriting of debt, equity, and equity-linked securities, as well as loan syndication fees.

Origination net revenues in the second quarter of 2008 were $705 million, down 31% from the year-ago quarter. Debt origination revenues were down 22% from the year-ago quarter, primarily due to decreased activity levels for leveraged finance. Excluding the decline in leveraged finance, debt origination revenues were up 7% as issuers, especially financial institutions, capitalized on more favorable credit markets during the early part of the second quarter. Equity origination net revenues were down 38% from the prior-year period, resulting from lower transaction volumes, especially for initial public offerings. Lower revenues from convertible issuances also contributed to the decrease.

For the first six months of 2008, origination revenues were $1.1 billion, down 42% from the record year-ago period. Debt and equity origination were down 43% and 41%, respectively, compared with the first six months of 2007 primarily reflecting lower transaction volumes in the first half of 2008.

Strategic Advisory Services

Strategic advisory services net revenues, which include merger and acquisition and other advisory fees, were $317 million in the second quarter of 2008, a decrease of 20% from the year-ago quarter. Year-to-date strategic advisory services revenues decreased 13% from the year-ago period, to $692 million. The decrease in quarterly and year-to-date revenues was primarily due to lower industry-wide transaction activity.

For additional information on GMI’s segment results, refer to Note 2 to the Condensed Consolidated Financial Statements.

Global Wealth Management

GWM Results of Operations

(dollars in millions)

	For the Three Months Ended			For the Six Months Ended

	Jun. 27,	Jun. 29,	%	Jun. 27,	Jun. 29,	%
	2008	2007	Change	2008	2007	Change

GPC
Fee-based revenues	$1,591	$1,544	3	$3,216	$3,017	7
Transactional and origination revenues	897	1,015	(12)	1,823	1,926	(5)
Net interest profit and related hedges(1)	604	577	5	1,242	1,169	6
Other revenues	74	113	(35)	185	210	(12)

Total GPC revenues, net of interest expense	3,166	3,249	(3)	6,466	6,322	2
GIM
Total GIM revenues, net of interest expense	193	305	(37)	492	566	(13)

Total GWM revenues, net of interest expense	3,359	3,554	(5)	6,958	6,888	1

Non-interest expenses, before restructuring charge	2,621	2,575	2	5,500	5,125	7
Restructuring charge	134	-	N/M	134	-	N/M

Pre-tax earnings from continuing operations	$604	$979	(38)	$1,324	$1,763	(25)

Pre-tax earnings from continuing operations, before restructuring charge	$738	$979	(25)	$1,458	$1,763	(17)

Pre-tax profit margin	18.0%	27.5%		19.0%	25.6%
Pre-tax profit margin, before restructuring charge	22.0%	27.5%		21.0%	25.6%
Total Financial Advisors	16,690	16,200		16,690	16,200

N/M = Not Meaningful

(1)	Includes the interest component of non-qualifying derivatives, which are included in other revenues on the Condensed Consolidated Statements of (Loss)/Earnings.

GWM generated net revenues of $3.4 billion for the second quarter of 2008, down 5% from the second quarter of 2007, primarily due to a decrease in net revenues from GIM. GWM’s second quarter 2008 pre-tax earnings of $604 million were down 38% from the prior-year period while the pre-tax profit margin was 18.0%, down from 27.5% in the prior-year period. The decrease in GWM’s pre-tax earnings and profit margin was driven by lower net revenues and higher non-interest expenses, including the restructuring charge, as well as costs associated with FA workstations and investments in GWM’s international expansion and online capabilities. Excluding the impact of the $134 million restructuring charge recorded by GWM in the second quarter of 2008, GWM’s second quarter 2008 pre-tax earnings of $738 million were down 25% from the year-ago quarter. On the same basis, the pre-tax profit margin was 22.0%, compared with 27.5% in the year-ago quarter.

For the first six months of 2008, GWM’s net revenues were $7.0 billion, an increase of 1% from the prior-year period. GWM recorded pre-tax earnings of $1.3 billion, down 25% from the year-ago period, primarily due to higher expenses that included an $80 million loss on a client receivable in the first quarter of 2008 and continued investment in growth initiatives. The pre-tax profit margin was 19%, down from 25.6% in the prior-year period. Excluding the impact of the restructuring charge, pre-tax earnings were $1.5 billion, down 17% from the year-ago period. On the same basis, the pre-tax profit margin was 21.0%, down from 25.6% in the prior-year period.

Global Private Client

GPC’s second quarter 2008 net revenues were $3.2 billion, down 3% from the year-ago period, reflecting lower transactional and origination revenues, partially offset by an increase in fee-based revenues and net interest profit. For the first six months of 2008, GPC’s net revenues increased 2% over the prior-year period to $6.5 billion.

Financial Advisor headcount was 16,690 at the end of the second quarter of 2008, an increase of 30 FAs during the quarter and 490 from the second quarter of 2007, as GWM continued to successfully execute its strategy for recruiting and training high-quality FAs.

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

GPC’s fee-based revenues were $1.6 billion in the second quarter of 2008, up 3% from the year-ago quarter. On a year-to-date basis, fee based revenues increased 7% from the year-ago period to $3.2 billion. These increases reflect continued growth in assets in annuitized-revenue products and the inclusion of fee-based accounts from First Republic.

The value of client assets in GWM accounts at June 27, 2008 and December 28, 2007 were as follows:

(dollars in billions)

	As of	As of
	Jun. 27,	Dec. 28,
	2008	2007

Assets in client accounts
U.S.	$1,447	$1,586
Non — U.S.	158	165

Total	$1,605	$1,751

Assets in annuitized-revenue products	$630	$655

GWM’s net inflows of client assets into annuitized-revenue products were $8 billion for the second quarter of 2008 and $17 billion for the first half of 2008. Total net new money was negative $5 billion for the second quarter of 2008 and negative $1 billion for the first six months of 2008. Total net new money during the second quarter of 2008 was negatively impacted by seasonal client income tax payments and the departure of a significant institutional retirement client as a result of a merger transaction. Total client assets in GWM accounts were $1.6 trillion, down from $1.8 trillion at year-end. Assets in annuitized-revenue products ended the quarter at $630 billion, down from $655 billion at year-end. The decrease in total client assets and assets in annuitized-revenue products in GWM accounts during the first six months of 2008 was primarily due to market depreciation.

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

Transactional and origination revenues were $897 million in the second quarter of 2008, down 12% from the year-ago quarter, due to lower client transaction and origination volumes in secondary markets. Year-to-date transaction and origination revenues were $1.8 billion, down 5% from the year-ago period, also primarily due to decreased client transaction and origination activity in a challenging business environment.

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

GPC’s net interest profit and related hedges were $604 million in the second quarter of 2008, up 5% from the year-ago quarter. On a year-to-date basis, GPC’s net interest profit and related hedges revenues were up 6% to $1.2 billion. These increases reflect higher net interest revenue from deposits and the inclusion of revenues from First Republic, which we acquired on September 21, 2007.

Other Revenues

GPC’s other revenues were $74 million in the second quarter of 2008, down 35% from the year-ago quarter. For the first six months of 2008, other revenues were down 12% to $185 million. The decreases for both period comparisons were primarily due to foreign exchange transaction losses, lower gains on sales of mortgages and markdowns on certain alternative investments.

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

GIM’s second quarter 2008 revenues of $193 million were down 37% from the year-ago quarter. For the first six months of 2008, GIM’s revenues were $492 million, down 13% from the year-ago period. The decreases in both periods were primarily due to lower revenues from investments in certain alternative investment management companies.

Geographic Information

Our operations are organized into five regions which include: the United States; Europe, Middle East, and Africa (“EMEA”); Pacific Rim; Latin America; and Canada. Revenues and expenses are generally recorded based on the location of the employee generating the revenue or incurring the expense without regard to legal entity. The information that follows, in management’s judgment, provides a reasonable representation of each region’s contribution to the consolidated revenues, net of interest expense:

(dollars in millions)

	For the Three Months Ended			For the Six Months Ended

	June 27,	June 29,	%	June 27,	June 29,	%
	2008	2007	Change	2008	2007	Change

Revenues, net of interest expense
Europe, Middle East, and Africa	$1,420	$2,120	(33)%	$2,405	$4,223	(43)%
Pacific Rim	729	1,493	(51)	1,546	2,680	(42)
Latin America	402	363	11	867	750	16
Canada	79	120	(34)	135	292	(54)

Total Non-U.S	2,630	4,096	(36)	4,953	7,945	(38)
United States(1)(2)	(4,746)	5,363	N/M	(4,135)	11,117	N/M

Total	$(2,116)	$9,459	N/M	$818	$19,062	N/M

(1)	Corporate net revenues and adjustments are reflected in the U.S. region.

(2)	U.S. net revenues for the three and six months ended June 27, 2008 include net losses of $9.5 billion and $15.9 billion, respectively, related to U.S. ABS CDOs, credit valuation adjustments related to hedges with financial guarantors, losses in the investment portfolio of Merrill Lynch’s U.S. banks and other residential mortgage exposures. Losses for the six months ended June 27, 2008 were partially offset by gains of $2.2 billion that resulted from the widening of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities.

Non-U.S. net revenues in the 2008 second quarter decreased to $2.6 billion, down 36% from the 2007 second quarter. This decrease was primarily attributable to lower net revenues generated in the Pacific Rim and EMEA. For GMI, non-U.S. net revenues decreased 40% from the 2007 second quarter. For GWM, non-U.S. net revenues increased 5% from the 2007 second quarter and represented 12% of the total GWM net revenues.

Net revenues in EMEA were $1.4 billion in the 2008 second quarter, a decrease of 33% from the 2007 second quarter. The decrease from the prior year quarter was driven by lower net revenues from GMI, mainly within our FICC and Investment Banking businesses. Within our FICC business, we experienced lower net revenues in EMEA across multiple businesses with the exception of a strong performance in commodities. Within our Investment Banking business, lower net revenues were driven primarily by decreases from our global leveraged finance activities and strategic advisory services. These decreases were partially offset by an increase in our equity origination activities. GWM net revenues rose 7% in the 2008 second quarter as compared with the prior year quarter.

Net revenues in the Pacific Rim were $729 million in the 2008 second quarter, a decrease of 51% from the 2007 second quarter. These results reflected decreases across multiple businesses and activities. Within GMI, lower net revenues in Equity Markets were primarily driven by decreases from cash and equity linked products, while in Investment Banking, lower net revenues were driven by decreases in equity origination activities. In FICC, lower net revenues were primarily driven by decreases in our credit activities. GWM net revenues were relatively unchanged as compared with the prior year quarter.

Net revenues in Latin America increased 11% in the 2008 second quarter, reflecting strong results in both our GMI and GWM businesses. In GMI, our FICC, Equity, and Investment Banking businesses all generated higher net revenues across multiple activities as compared to the second quarter of 2007. GWM net revenues rose 7% in the 2008 second quarter as compared with the prior year quarter.

Net revenues in Canada decreased 34% in the 2008 second quarter, primarily due to lower net revenues from our Investment Banking and Equity businesses within GMI.

For the six months ended June 27, 2008, non-U.S. net revenues decreased to $5.0 billion, down 38% from the first six months of 2007. We experienced lower net revenues in all non-U.S. regions as compared with the first six months of 2007, except for Latin America, which increased 16% as compared with the first six months of 2007. Lower net revenues in EMEA and the Pacific Rim primarily reflected decreases across multiple businesses and activities. Within GMI, lower net revenues in FICC were driven by decreases in our global mortgage, credit, and structured finance activities, while in Equity Markets, lower net revenues were driven primarily by our equity linked activities. In the Investment Banking business, lower net revenues were driven by decreases in leveraged finance and equity origination activities. For GWM, net revenues increased 6% from the first six months of 2007.

U.S. net revenues were negative $4.7 billion in second quarter 2008, down from $5.4 billion in the second quarter 2007. As previously discussed within the Quarterly Consolidated Results of Operations section, the decline in net revenues was mainly driven by net losses related to U.S. ABS CDOs, credit valuation adjustments related to hedges with financial guarantors, losses in the investment portfolio of Merrill Lynch’s U.S. banks and other residential mortgage exposures. In addition, the difficult environment in the second quarter of 2008 resulted in lower net revenues across multiple businesses and activities within GMI. See the GMI results of operations section for further information. For GWM, net revenues decreased 5% from the 2007 second quarter.

For the six months ended June 27, 2008, U.S. net revenues were negative $4.1 billion. As previously discussed within the Year-to-Date Consolidated Results of Operations section, the decline in net revenues was mainly driven by net losses related to U.S. ABS CDOs, credit valuation adjustments related to hedges with financial guarantors, losses in the investment portfolio of Merrill Lynch’s U.S. banks and other residential mortgage exposures partially offset by a net benefit related to credit spread widening on certain of our long-term debt liabilities. In addition, the difficult environment in the first half of 2008 resulted in lower net revenues across multiple businesses and activities within GMI. See the GMI results of operations section for further information. For GWM, net revenues decreased 2% from the first six months of 2007.

Consolidated Balance Sheets

We continuously monitor and evaluate the size and composition of the Condensed Consolidated Balance Sheet. The following table summarizes the balance sheets as of June 27, 2008 and December 28, 2007:

(dollars in millions)

		2008
	June 27,	Six Month	Dec. 28,	2007
	2008	Average(1)	2007	Average(1)

Assets
Trading-Related
Securities financing assets	$405,889	$422,554	$400,002	$490,729
Trading assets	217,639	250,988	234,669	254,421
Other trading-related receivables	92,097	114,755	95,753	93,556

	715,625	788,297	730,424	838,706

Non-Trading-Related
Cash	57,439	77,397	64,345	54,068
Investment securities	71,286	79,918	82,532	85,982
Loans, notes, and mortgages, net	79,170	81,829	94,992	81,704
Other non-trading assets	42,690	45,796	47,757	52,150

	250,585	284,940	289,626	273,904

Total assets	$966,210	$1,073,237	$1,020,050	$1,112,610

Liabilities Trading-Related
Securities financing liabilities	$315,077	$380,547	$336,876	$459,827
Trading liabilities	105,976	151,358	123,588	146,073
Other trading-related payables	84,535	112,019	91,550	107,198

	505,588	643,924	552,014	713,098

Non-Trading-Related
Short-term borrowings	19,139	18,091	24,914	20,231
Deposits	100,458	103,447	103,987	88,319
Long-term borrowings	270,436	243,651	260,973	211,118
Junior subordinated notes (related to trust preferred securities)	5,193	5,174	5,154	4,263
Other non-trading liabilities	30,618	22,371	41,076	36,180

	425,844	392,734	436,104	360,111

Total liabilities	931,432	1,036,658	988,118	1,073,209

Total stockholders’ equity	34,778	36,579	31,932	39,401

Total liabilities and stockholders’ equity	$966,210	$1,073,237	$1,020,050	$1,112,610

(1)	Averages represent our daily balance sheet estimates, which may not fully reflect netting and other adjustments included in period-end balances. Balances for certain assets and liabilities are not revised on a daily basis.

Total assets at June 27, 2008 were $966 billion, a decrease of $54 billion from December 28, 2007. The decrease in total assets was primarily due to a decrease in trading assets and investment securities, which was driven by our efforts to reduce the size of our balance sheet and lower the risk profile of our assets. In addition, the decrease in loans, notes and mortgages was primarily due to the sale of Merrill Lynch Capital, which was completed in February 2008.

Off-Balance Sheet Exposures

As a part of our normal operations, we enter into various off-balance sheet arrangements that may require future payments. The table below outlines our significant off-balance sheet arrangements, as well as the future expirations, as of June 27, 2008:

(dollars in millions)
	Expiration
		Less than	1 - 3	3+ - 5	Over 5
	Total	1 Year	Years	Years	Years

Liquidity, credit and default facilities	$19,219	$16,813	$869	$1,537	$-
Residual value guarantees	846	68	362	96	320
Standby letters of credit and other guarantees	46,169	1,758	1,200	927	42,284

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

Residual Value Guarantees

Residual value guarantees are primarily related to leasing SPEs where either Merrill Lynch or a third-party is the lessee, and includes residual value guarantees associated with our Hopewell, NJ campus and aircraft leases of $322 million. At June 27, 2008, a liability of $11 million was recorded on the Condensed Consolidated Balance Sheet for these guarantees.

Standby Letters of Credit

We also make guarantees to counterparties in the form of standby letters of credit. At June 27, 2008, we held $512 million of marketable securities as collateral to secure these guarantees and a liability of $45 million was recorded on the Condensed Consolidated Balance Sheet.

Other Guarantees

In conjunction with certain structured investment funds, we guarantee the return of the initial principal investment at the termination date of the fund. These funds are generally managed based on a formula that requires the fund to hold a combination of general investments and highly liquid risk-free assets that, when combined, will result in the return of principal at the maturity date unless there is a significant market event. At June 27, 2008, a liability of $7 million was recorded on the Condensed Consolidated Balance Sheet for these guarantees.

We also provide indemnifications related to the U.S. tax treatment of certain foreign tax planning transactions. The maximum exposure to loss associated with these transactions is $167 million; however, we believe that the likelihood of loss with respect to these arrangements is remote. At June 27, 2008, no liabilities were recorded on the Condensed Consolidated Balance Sheet for these guarantees.

In connection with residential mortgage loan and other securitization transactions, we typically make representations and warranties about the underlying assets. If there is a material breach of any such representation or warranty, we may have an obligation to repurchase assets or indemnify the purchaser against any loss. For residential mortgage loan and other securitizations, the maximum potential amount that could be required to be repurchased is the current outstanding asset balance. Specifically related to First Franklin activities, there is currently approximately $41 billion (including loans serviced by others) of outstanding loans that First Franklin sold in various asset sales and securitization transactions where management believes we may have an obligation to repurchase the asset or indemnify the purchaser against the loss if claims are made and it is ultimately determined that there has been a material breach related to such loans. We have recognized a repurchase reserve liability of approximately $565 million at June 27, 2008 arising from these residential mortgage sales and securitization transactions.

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

We also fund selected assets, including CDOs and Collateralized Loan Obligations (“CLOs”), via derivative contracts with third-party structures, the majority of which are not consolidated on our balance sheets. Of the total notional amount of these total return swaps, approximately $24 billion is term financed through facilities provided by commercial banks, $21 billion is financed by long term funding provided by third party special purpose vehicles, and $2 billion is financed with asset-backed commercial paper conduits. In certain circumstances, we may be required to purchase these assets, which would not result in additional gain or loss to us as such exposure is already reflected in the fair value of our derivative contracts.

In order to facilitate client demand for structured credit products, we sell protection on high-grade collateral to, and buy protection on lesser grade collateral from, certain SPEs, which then issue structured credit notes.

Acting in our market making capacity, we enter into other derivatives with SPEs, both Merrill Lynch and third party sponsored, including interest rate swaps, credit default swaps and other derivative instruments.

Involvement with SPEs

We transact with SPEs in a variety of capacities, including those that we help establish as well as those initially established by third parties. Our involvement with SPEs can vary and, depending upon the accounting definition of the SPE (i.e., voting rights entity (“VRE”), variable interest entity (“VIE”) or qualified special purpose entity (“QSPE”)), we may be required to reassess prior consolidation and disclosure conclusions. An interest in a VRE requires reconsideration when our equity interest or management influence changes, an interest in a VIE requires reconsideration when an event occurs that was not originally contemplated (e.g., a purchase of the SPE’s assets or liabilities), and an interest in a QSPE requires reconsideration if the entity no longer meets the definition of a QSPE. Refer to Note 1 to the Condensed Consolidated Financial Statements for a discussion of our consolidation accounting policies. Types of SPEs with which we transact include:

•	Municipal bond securitization SPEs: SPEs that issue medium-term paper, purchase municipal bonds as collateral and purchase a guarantee to enhance the creditworthiness of the collateral.

•	Asset-backed securities SPEs: SPEs that issue different classes of debt, from super senior to subordinated, and equity and purchase assets as collateral, including residential mortgages, commercial mortgages, auto leases and credit card receivables.

•	ABS CDOs: SPEs that issue different classes of debt, from super senior to subordinated, and equity and purchase asset-backed securities collateralized by residential mortgages, commercial mortgages, auto leases and credit card receivables.

•	Synthetic CDOs: SPEs that issue different classes of debt, from super senior to subordinated, and equity, purchase high-grade assets as collateral and enter into a portfolio of credit default swaps to synthetically create the credit risk of the issued debt.

•	Credit-linked note SPEs: SPEs that issue notes linked to the credit risk of a company, purchase high-grade assets as collateral and enter into credit default swaps to synthetically create the credit risk to pay the return on the notes.

•	Tax planning SPEs: SPEs are sometimes used to legally isolate transactions for the purpose of obtaining a particular tax treatment for our clients as well as ourselves. The assets and capital structure of these entities vary for each structure.

•	Trust preferred security SPEs: These SPEs hold junior subordinated debt issued by ML & Co., or our subsidiaries, and issue preferred stock on substantially the same terms as the junior subordinated debt to third party investors. We also provide a parent guarantee, on a junior subordinated basis, of the distributions and other payments on the preferred stock to the extent that the SPEs have funds legally available. The debt we issue into the SPE is classified as long-term borrowings on our Condensed Consolidated Balance Sheets. The ML & Co. parent guarantees of its own subsidiaries are not required to be recorded in the Condensed Consolidated Financial Statements.

•	Conduits: Generally, entities that issue commercial paper and subordinated capital, purchase assets, and enter into total return swaps or repurchase agreements with higher rated counterparties, particularly banks. The Conduits generally have a liquidity and/or credit facility to further enhance the credit quality of the commercial paper issuance. A single seller conduit will execute total return swaps, repurchase agreements, and liquidity and credit facilities with one financial institution. A multi-seller conduit will execute total return swaps, repurchase agreements, and liquidity and credit facilities with numerous financial institutions. Refer to

Notes 6 and 11 to the Condensed Consolidated Financial Statements for additional information on Conduits.

Our involvement with SPEs includes off-balance sheet arrangements discussed above, as well as the following activities:

•	Holder of Issued Debt and Equity: Merrill Lynch invests in debt of third party securitization vehicles that are SPEs and also invests in SPEs that we establish. In Merrill Lynch formed SPEs, we may be the holder of debt and equity of an SPE. These holdings will be classified as trading assets, loans, notes and mortgages or investment securities. Such holdings may change over time at our discretion and rarely are there contractual obligations requiring us to purchase additional debt or equity interests. Significant obligations are disclosed in the off-balance sheet arrangements table above.

•	Warehousing of Loans and Securities: Warehouse loans and securities represent amounts maintained on our balance sheet that are intended to be sold into a trust for the purposes of securitization. We may retain these loans and securities on our balance sheet for the benefit of a CDO managed by a third party. Warehoused loans are carried as held for sale and warehoused securities are carried as trading assets.

•	Securitizations: In the normal course of business, we securitize: commercial and residential mortgage loans and home equity loans; municipal, government, and corporate bonds; and other types of financial assets. Securitizations involve the selling of assets to SPEs, which in turn issue debt and equity securities (“tranches”) with those assets as collateral. We may retain interests in the securitized financial assets through holding tranches of the securitization. See Note 6 to the Condensed Consolidated Financial Statements.

•	Structured Investment Vehicles (“SIVs”): SIVs are leveraged investment programs that purchase securities and issue asset-backed commercial paper and medium-term notes. These SPEs are characterized by low equity levels with partial liquidity support facilities and the assets are actively managed by the SIV investment manager. We have not been the sponsor or equity investor of any SIV, though we have acted as a commercial paper or medium-term note placement agent for various SIVs.

Contractual Obligations and Commitments

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments. The accompanying table summarizes our contractual obligations by remaining maturity at June 27, 2008. Excluded from this table are obligations recorded on the Condensed Consolidated Balance Sheets that are: (i) generally short-term in nature, including securities financing transactions, trading liabilities, derivative contracts, commercial paper and other short-term borrowings and other payables; and (ii) deposits.

(dollars in millions)
	Expiration
		Less than	1 - 3	3+ - 5	Over 5
	Total	1 Year	Years	Years	Years

Long-term borrowings	$270,436	$79,159	$54,825	$48,419	$88,033
Contractual interest payments(1)	63,750	7,724	12,312	9,371	34,343
Purchasing and other commitments	9,181	2,819	1,058	1,391	3,913
Junior subordinated notes (related to trust preferred securities)	5,193	-	-	-	5,193
Operating lease commitments	4,096	674	1,270	1,003	1,149

(1)	Relates to estimates of future interest payments associated with long-term borrowings based upon applicable interest rates as of June 27, 2008. Includes stated coupons, if any, on structured notes.

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

Commitments

At June 27, 2008, our commitments had the following expirations:

(dollars in millions)
	Expiration
		Less than	1 - 3	3+ - 5	Over 5
	Total	1 Year	Years	Years	Years

Commitments to extend credit(1)	$59,229	$18,535	$11,525	$21,454	$7,715
Commitments to enter into forward dated resale and securities borrowing agreements	64,790	64,614	176	-	-
Commitments to enter into forward dated repurchase and securities lending agreements	76,529	76,365	164	-	-

(1)	See Note 7 and Note 11 to the Condensed Consolidated Financial Statements.

Capital and Funding

The primary objectives of our capital management and funding strategies are as follows:

•	Maintain sufficient long-term capital to support the execution of our business strategies and to achieve our financial performance objectives;
•	Ensure liquidity across market cycles and through periods of financial stress; and
•	Comply with regulatory capital requirements.

Long-Term Capital

Our long-term capital sources include equity capital, long-term borrowings and certain deposits in bank subsidiaries that we consider to be long-term or stable in nature.

At June 27, 2008 and December 28, 2007, total long-term capital consisted of the following:

(dollars in millions)

	June 27,	Dec. 28,
	2008	2007

Common equity	$21,112	$27,549
Preferred stock	13,666	4,383
Trust preferred securities(1)	4,764	4,725

Equity capital	39,542	36,657
Subordinated long-term debt obligations	12,944	10,887
Senior long-term debt obligations(2)	171,830	156,370
Deposits(3)	82,019	85,035

Total long-term capital	$306,335	$288,949

(1)	Represents junior subordinated notes (related to trust preferred securities), net of related investments. The related investments are reported as investment securities and were $429 million at June 27, 2008 and December 28, 2007.

(2)	Excludes junior subordinated notes (related to trust preferred securities), the current portion of long-term borrowings and the long-term portion of other subsidiary financing that is non-recourse to or not guaranteed by ML & Co. Borrowings that mature in more than one year, but contain provisions whereby the holder has the option to redeem the obligations within one year, are reflected as the current portion of long-term borrowings and are not included in long-term capital.
(3)	Includes $68,378 million and $13,641 million of deposits in U.S. and non-U.S. banking subsidiaries, respectively, at June 27, 2008, and $70,246 million and $14,789 million of deposits in U.S. and non-U.S. banking subsidiaries, respectively, at December 28, 2007 that we consider to be long-term based on our liquidity models.

At June 27, 2008, our long-term capital sources of $306.3 billion exceeded our estimated long-term capital requirements. See Risk Management — Liquidity Risk for additional information.

Equity Capital

At June 27, 2008, equity capital, as defined by Merrill Lynch, was $39.5 billion and comprised of $21.1 billion of common equity, $13.7 billion of preferred stock, and $4.8 billion of trust preferred securities. We define equity capital more broadly than stockholders’ equity under U.S. generally accepted accounting principles, as we include other capital instruments with equity-like characteristics such as trust preferred securities. We view trust preferred securities as equity capital because they are either perpetual or have maturities of at least 50 years at issuance. These trust preferred securities represent junior subordinated notes, net of related investments. Junior subordinated notes (related to trust preferred securities) are reported on the Condensed Consolidated Balance Sheets as liabilities for accounting purposes. The related investments are reported as investment securities on the Condensed Consolidated Balance Sheets.

We regularly assess the adequacy of our equity capital base relative to the estimated risks and needs of our businesses, the regulatory and legal capital requirements of our subsidiaries, standards required by the SEC’s consolidated supervised entity (“CSE”) rules and capital adequacy methodologies of rating agencies. At June 27, 2008 Merrill Lynch was in compliance with applicable CSE standards. Refer to “Consolidated Regulatory Capital Requirements” in this section and Note 14 to the Condensed Consolidated Financial Statements for additional information on regulatory requirements. We also assess the impact of our capital structure on financial performance metrics.

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

On July 28, 2008, we announced initiatives to enhance our capital position, which included the issuance of common stock through a public offering. This public offering has established an obligation for us under the reset provisions (which have been eliminated for the future) contained in our investment agreement with Temasek. Refer to “Executive Overview — Subsequent Events” for further details.

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

On April 29, 2008, we issued $2.7 billion of new perpetual 8.625% Non-Cumulative Preferred Stock, Series 8.

On July 28, 2008, we announced initiatives to enhance our capital position, which included the conversion of a portion of the outstanding mandatory convertible preferred stock into common stock. The reset feature for all securities exchanged has been eliminated. Refer to “Executive Overview — Subsequent Events” for further details.

Major components of the changes in our equity capital for the first six months of 2008 are as follows:

(dollars in millions)

Balance at December 28, 2007	$36,657
Net loss	(6,616)
Issuance of common stock in connection with Temasek	2,362
Issuance of preferred stock, net of repurchases and re-issuances	9,283
Common and preferred stock dividends	(1,136)
Other comprehensive loss	(1,896)
Net effect of employee stock transactions and other	888

Balance at June 27, 2008	$39,542

Balance Sheet Leverage

Assets-to-equity leverage ratios are among the metrics commonly used to assess a company’s capital adequacy. We believe that a leverage ratio adjusted to exclude certain assets considered to have low risk profiles and assets in customer accounts financed primarily by customer liabilities provides a more meaningful measure of balance sheet leverage in the securities industry than an unadjusted ratio. We calculate adjusted assets by reducing total assets by (1) securities financing transactions and securities received as collateral and (2) segregated cash and securities, and increasing total assets by trading liabilities excluding derivative contracts.

As leverage ratios are not risk sensitive, we do not rely on them to measure capital adequacy. When we assess our capital adequacy, we consider more sophisticated measures that capture the risk profiles of the assets, the impact of hedging, off-balance sheet exposures, operational risk, economic and regulatory capital requirements, and other considerations.

The following table provides calculations of our leverage ratios at June 27, 2008 and December 28, 2007:

(dollars in millions)
	June 27, 2008		Dec. 28, 2007

Total assets	$966,210		$1,020,050
Less:
Receivables under resale agreements	224,958		221,617
Receivables under securities borrowed transactions	129,426		133,140
Securities received as collateral	51,505		45,245
Add:
Trading liabilities, at fair value, excluding derivative contracts	40,068		50,294

Sub-total	600,389		670,342
Less:
Segregated cash and securities balances	26,228		22,999

Adjusted assets	574,161		647,343
Less:
Goodwill and other intangible assets	5,058		5,091

Tangible adjusted assets	$569,103		$642,252
Stockholders’ equity	$34,778		$31,932
Add:
Trust preferred securities(1)	4,764		4,725

Equity capital	$39,542		$36,657
Tangible equity capital(2)	$34,484		$31,566
Leverage ratio(3)	24.4	x	27.8	x
Adjusted leverage ratio(4)	14.5	x	17.7	x
Tangible adjusted leverage ratio(5)	16.5	x	20.3	x

(1)	Represents junior subordinated notes (related to trust preferred securities), net of related investments. The related investments are reported as investment securities and were $429 million at June 27, 2008 and December 28, 2007.

(2)	Equity capital less goodwill and other intangible assets.
(3)	Total assets divided by equity capital.
(4)	Adjusted assets divided by equity capital.
(5)	Tangible adjusted assets divided by tangible equity capital.

Subsequent to the end of the second quarter of 2008, we announced initiatives to enhance our capital position, which would impact our leverage ratios. Refer to “Executive Overview — Subsequent Events” for further details.

Consolidated Regulatory Capital Requirements

Effective January 1, 2005, Merrill Lynch became a CSE as defined by the SEC. As a CSE, Merrill Lynch is subject to voluntary group-wide supervision and examination by the SEC as well as to minimum consolidated capital requirements. Capital requirements are measured as a ratio of allowable capital to risk weighted assets (“RWAs”) for credit, market and operational risks. In accordance with the CSE requirements, our approach for calculating allowable capital and RWAs is approved by the SEC and is consistent with the Basel II Framework published in June 2006 (as adopted by the Basel Committee on Banking Supervision). Merrill Lynch is required to notify the SEC in the event that the Total Capital Ratio falls or is expected to fall below 10%. At June 27, 2008 we were in compliance with the rule with a Total Capital Ratio of 12.27%. Although we are not subject to a Tier 1 Capital requirement, as of June 27, 2008 our Tier 1 Capital Ratio was 7.64%.

The following table presents our allowable capital and RWAs at June 27, 2008:

(dollars in millions)

Tier 1 Composition:
Common stockholders’ equity	$21,112
Less:
Goodwill and other intangible assets	(5,058)
Disallowed deferred tax assets	(8,393)
Gains on fair valuation of own debt (net of tax)	(2,485)
Add:
Losses on available-for-sale debt securities (net of tax)	3,323
Qualifying cumulative and non-cumulative preferred stock	13,666
Qualifying restricted core capital elements(1)	5,195
Other additions/(deductions)(2)	47

Tier 1 Capital	27,407
Tier 2 Composition:
Qualifying subordinated debt	12,944
Qualifying senior debt	760
Excess of eligible credit reserves over total expected credit losses	1,400
Allowable gains on equity investments	1,541

Total Allowable Capital	$44,052

Risk Weighted Assets
Credit risk	$222,683
Market risk	99,641
Operational risk	36,563

Total	$358,887

Tier 1 Capital Ratio (Tier 1 Capital / Risk Weighted Assets)	7.64%
Total Capital Ratio (Total Allowable Capital / Risk Weighted Assets)	12.27%

(1)	Consists mainly of junior subordinated notes (related to trust preferred securities) and certain minority interests
(2)	Includes gains and losses on cash flow hedges and minimum pension liability adjustments associated with defined benefit plans

Subsequent to the end of the second quarter of 2008, we announced initiatives to enhance our capital position, which would impact our consolidated regulatory capital ratios. Refer to “Executive Overview — Subsequent Events” for further details. As adjusted for the estimated impact of these events, our Tier 1 and Total Capital Ratios at June 27, 2008, would have been 11.0% and 17.5%, respectively.

Composition of Tier 1 and Total Allowable Capital

Tier 1 Capital
Tier 1 Capital consists primarily of common stockholders’ equity. Tier 1 Capital also includes non-cumulative preferred stock, as well as cumulative preferred stock and trust preferred securities (subject to a combined limit of 25% of the elements of Tier 1 Capital). Certain minority interests are also included.

The elements of Tier 1 Capital are adjusted to exclude certain items, including goodwill and other intangible assets. Also excluded are net deferred tax assets (“DTA”) that exceed the sum of (1) those DTA which may be utilized to offset current or prior-period income and (2) a portion of DTA dependent on future earnings and subject to a 10% cap based on Tier I Capital. Further adjustments reverse the impact of unrealized gains and losses on available-for-sale investment securities which are included, net of taxes, in stockholders’ equity as part of accumulated other comprehensive (loss)/income. Also excluded are life-to-date after-tax fair value adjustments reflecting the change in credit spreads on the Company’s long-term debt liabilities that have been included in the Condensed Consolidated Statement of (Loss)/Earnings, and other adjustments.

Total Allowable Capital
Total allowable capital includes Tier 1 Capital and Tier 2 Capital. Tier 2 Capital consists of qualifying unsecured senior and subordinated notes that have a remaining maturity greater than five years, up to a limit of 50% of the amount of Tier 1 Capital. Total Allowable Capital also includes excess credit reserves and allowable unrealized gains on certain equity investments carried below fair value. Merrill Lynch’s allowable gains on equity investments consists of a portion of the unrealized gain over the carrying value of its investment in BlackRock.

Capital Requirement by Risk Type

In determining banking and trading book positions, we account for all transactions that follow fair value accounting as trading book and all transactions that follow accrual accounting as banking book. Our computation of market risk RWAs includes trading book positions. Our calculation of RWAs for credit risk includes banking book positions and counterparty exposure associated with OTC derivatives.

Credit Risk
The credit risk components for the regulatory capital requirement calculation encompass traditional banking book activity, including traditional lending activities, commitments and guarantees, banking book principal investments, counterparty risk associated with OTC derivatives and securities financing transactions. The calculation of RWAs for credit risk captures the unexpected losses that may be incurred due to counterparty default. We use the Advanced Internal Risk Based (“AIRB”) approach of the Basel II Framework to determine RWAs. This methodology is based on internal counterparty ratings which are associated with a probability of default (“PD”) over a one year period, the estimates of loss given default (“LGD”) which is the loss that would be incurred in the event of a default and the maturity of the exposure. Internal models provide measures of credit risk exposures on OTC derivatives and securities financing transactions.

Market Risk
The market risk components for the regulatory capital calculation encompass the trading book activity. The calculation of RWAs for market risk captures the unexpected loss from financial market events, including movements in credit spreads, equity prices, foreign exchange rates, commodity prices and implied volatility. For trading book positions, we have implemented the provisions of The Application of Basel II Trading Activities and the Treatment of Double Default Effects (July 2005), which has been incorporated in the International Convergence of Capital Measurement and Capital Standards: A Revised Framework. These provisions include additional capital charges to capture default and event risks not fully captured by the specific risk VaR framework.

Operational Risk
We hold capital against operational risks for unexpected losses that may arise from inadequate controls or business disruptions related to failed processes or systems, litigation, human error or external events. We calculate the RWAs for operational risk under the Basel II Standardized approach. For each business line, average three year net revenues are multiplied by factors ranging from 12% to 18% to determine the capital charge. The RWAs are then calculated as 12.5 times the sum of the capital charges for each business line.

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

We use unsecured liabilities to fund certain trading assets, as well as other long-dated assets not funded with equity. Our unsecured liabilities consist of the following:

(dollars in millions)

	June 27,	Dec. 28,
	2008	2007

Commercial paper	$8,620	$12,908
Promissory notes	-	2,750
Other unsecured short-term borrowings(1)(2)	4,720	1,229
Current portion of long-term borrowings(3)	69,029	63,307

Total unsecured short-term borrowings	$82,369	$80,194

Senior long-term borrowings(4)	$171,830	$156,370
Subordinated long-term borrowings	12,944	10,887

Total unsecured long-term borrowings	$184,774	$167,257

Deposits	$100,458	$103,987

(1)	Excludes $1.7 billion and $4.9 billion of secured short-term borrowings at June 27, 2008 and December 28, 2007, respectively; these short-term borrowings are represented under a master note lending program.

(2)	Excludes $4.1 billion and $3.2 billion of other unsecured short-term borrowings that is non-recourse or not guaranteed by ML & Co. at June 27, 2008 and December 28, 2007, respectively.

(3)	Excludes $10.1 billion and $1.7 billion of the current portion of other subsidiary financing that is non-recourse or not guaranteed by ML & Co. at June 27, 2008 and December 28, 2007, respectively.

(4)	Excludes junior subordinated notes (related to trust preferred securities), current portion of long-term borrowings, secured long-term borrowings, and the long-term portion of other subsidiary financing that is non-recourse or not guaranteed by ML & Co.

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

At June 27, 2008 and December 28, 2007, our total short- and long-term borrowings were issued in the following currencies:

(USD equivalent in millions)
	June 27,		Dec. 28,
	2008		2007

USD	$149,551	51%	$165,285	57%
EUR	87,933	30	74,207	26
JPY	14,033	5	16,879	6
GBP	15,319	5	9,303	3
AUD	5,577	2	5,455	2
CAD	5,175	2	5,953	2
CHF	5,444	2	2,283	1
INR	1,215	1	1,964	1
Other(1)	5,328	2	4,558	2

Total(2)	$289,575	100%	$285,887	100%

(1)	Includes various other foreign currencies, none of which individually exceed 1% of total issuances.

(2)	Excludes junior subordinated notes (related to trust preferred securities).

We also diversify our funding sources by issuing various types of debt instruments, including structured notes. Structured notes are debt obligations with returns that are linked to other debt or equity securities, indices, currencies or commodities. We typically hedge these notes with positions in derivatives and/or in the underlying instruments. We could be required to immediately settle certain structured note obligations for cash or other securities under certain circumstances, which we take into account for liquidity planning purposes. Structured notes outstanding were $86.3 billion and $76.5 billion at June 27, 2008 and December 28, 2007, respectively.

Extendible notes are debt obligations that provide the holder an option to extend the note monthly but not beyond the stated final maturity date. These notes are included in long-term borrowings as the original maturity is greater than one year. There were no extendible notes outstanding at June 27, 2008 and $1.8 billion were outstanding at December 28, 2007.

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

At June 27, 2008, excluding junior subordinated notes, other subsidiary financing and the current portion of long-term debt, the weighted average maturity of our long-term unsecured borrowings was approximately 6.5 years based on contractual maturity dates. Including the current portion and assuming certain structured notes with contingent early redemption features are redeemed at the earliest possible date, the weighted average maturity was approximately 4.6 years.

The following chart presents our consolidated long-term borrowings maturity profile as of June 27, 2008 (quarterly for two years and annually thereafter):

See Note 9 to the Condensed Consolidated Financial Statements for additional information on our long-term borrowings.

The $79.2 billion of long-term debt maturing within the next twelve months consists of the following:

(dollars in billions)

Consolidated unsecured long-term debt maturities within twelve months	$79.2
Less: non-recourse debt and debt not guaranteed by ML & Co.	10.1
Less: warrant maturities and other customer funded positions(1)	9.6

ML & Co. maximum long-term debt maturities within twelve months	59.5
Less: ML & Co. debt that may potentially mature within twelve months, final maturity beyond twelve months(2)	8.1

ML & Co. contractual long-term debt maturities within twelve months	$51.4

(1)	Warrants are fully funded customer facilitation trades.
(2)	Consists of structured notes that are callable based on certain market triggers. See Note 9 to the Condensed Consolidated Financial Statements for further information on our structured notes.

Major components of the change in long-term borrowings, excluding junior subordinated debt (related to trust preferred securities), for the six months ended June 27, 2008 were as follows:

(dollars in billions)

Balance December 28, 2007	$261.0
Issuance and resale	53.6
Settlement and repurchase	(46.1)
Other(1)	1.9

Balance June 27, 2008(2)	$270.4

(1)	Primarily relates to fair value changes and foreign exchange movements.
(2)	See Note 9 to the Condensed Consolidated Financial Statements for the long-term borrowings maturity schedule.

Subordinated debt is an important component of our long-term borrowings. All of ML & Co.’s subordinated debt is junior in right of payment to ML & Co.’s senior indebtedness.

At June 27, 2008, senior and subordinated debt issued by ML & Co. or by subsidiaries and guaranteed by ML & Co., including short-term borrowings, totaled $270.7 billion. Except for the $1.6 billion of zero-coupon contingent convertible debt (Liquid Yield Option Notes or “LYONs®”) outstanding at June 27, 2008 and the three-year multi-currency, unsecured bank facility discussed in Committed Credit Facilities, senior and subordinated debt obligations issued by ML & Co. and senior debt issued by subsidiaries and guaranteed by ML & Co. do not contain provisions that could, upon an adverse change in ML & Co.’s credit rating, financial ratios, earnings, cash flows, or stock price, trigger a requirement for an early repayment, additional collateral support, changes in terms, acceleration of maturity, or the creation of an additional financial obligation. See Note 9 to the Condensed Consolidated Financial Statements for additional information.

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

Deposit Funding

At June 27, 2008, our global bank subsidiaries had $100.5 billion in customer deposits, which provide a diversified and stable base for funding assets within those entities. Our U.S. deposit base of $72.1 billion includes an estimated $55.7 billion of FDIC-insured deposits, which we believe are less sensitive to our credit ratings. We predominantly source deposit funding from our customer base in the form of our bank sweep programs and time deposits. In addition, the acquisition of First Republic has further diversified and enhanced our bank subsidiaries deposit funding base.

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

Credit Ratings

Our credit ratings affect the cost and availability of our unsecured funding, and it is our objective to maintain high quality credit ratings. In addition, credit ratings are important when we compete in certain markets and when we seek to engage in certain long-term transactions, including OTC derivatives. Factors that influence our credit ratings include the credit rating agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, our reputation, our liquidity position, the level and volatility of our earnings, our corporate governance and risk management policies, and our capital management practices. Management maintains an active dialogue with the major credit rating agencies.

On July 9, 2008, Fitch Ratings placed the long-term ratings of ML & Co. on Negative Watch.

Following the announcement of our second quarter financial results on July 17, 2008, Moody’s Investors Service, Inc, lowered ML & Co.’s long-term rating to A2. The short-term rating was affirmed at P-1 and the outlook on both ratings is Stable. Also on July 17, 2008, both Standard & Poor’s Ratings Services and Dominion Bond Rating Service Ltd. affirmed their respective ratings; the outlook on ML & Co.’s long-term ratings remains Negative at both agencies. On July 18, 2008, Ratings & Investment Information, Inc. (Japan) lowered ML & Co.’s long-term rating to A+ and short-term rating to a-1. The outlook on the long-term rating is Negative.

Following the announcements of the CDO sale, monoline guarantor contract terminations and common equity offering on July 28, 2008 (see “Executive Overview — Subsequent Events”), Moody’s Investors Service, Inc, Standard & Poor’s Rating Services and Ratings and Investment Information, Inc. (Japan) affirmed their current ratings and outlooks. Dominion Bond Rating Service Ltd. downgraded Merrill Lynch’s long-term debt rating one notch to A(high), retaining their negative outlook.

The following table sets forth ML & Co.’s unsecured credit ratings as of July 30, 2008.

	Senior		Preferred
	Debt	Subordinated	Stock	Commercial	Rating
Rating Agency	Ratings	Debt Ratings	Ratings	Paper Ratings	Outlook

Dominion Bond Rating Service Ltd.	A(high)	A	A(low)	R-1(middle)	Negative
Fitch Ratings	A+	A	A	F1	Negative Watch
Moody’s Investors Service, Inc.	A2	A3	Baa1	P-1	Stable
Rating & Investment Information, Inc. (Japan)	A+	A	Not Rated	a-1	Negative
Standard & Poor’s Ratings Services	A	A-	BBB+	A-1	Negative

In connection with certain OTC derivatives transactions and other trading agreements, we could be required to provide additional collateral to or terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of ML & Co. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or the market value of the exposure. At June 27, 2008, the amount of additional collateral and termination payments that would be required for such derivatives transactions and trading agreements was approximately $1.8 billion in the event of a downgrade to mid single-A by all credit agencies. A further downgrade of ML & Co.’s long-term senior debt credit rating to the A− or equivalent level would require approximately an additional $0.8 billion. Our liquidity risk analysis considers the impact of additional collateral outflows due to changes in ML & Co. credit ratings, as well as for collateral that is owed by us and is available for payment, but has not been called for by our counterparties.

Cash Flows

Our previously issued Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2007 were restated to correct an overstatement of cash used for operating activities and a corresponding overstatement of cash provided by financing activities. Refer to Note 16 to the Condensed Consolidated Financial Statements for further information. This restatement has been reflected in the following discussion.

Cash and cash equivalents of $31.2 billion at June 27, 2008 decreased by $10.1 billion from December 28, 2007. Cash used for operating activities was $25.5 billion for the six months ended June 27, 2008, primarily due to net cash used for repurchase agreements of $37.8 billion and net cash used for trading liabilities of $16.3 billion, partially offset by net cash provided by trading assets of $17.0 billion and net cash provided by loans, notes and mortgages held for sale of $11.5 billion. Cash provided by investing activities was $7.5 billion and was primarily due to proceeds from the sale of Merrill Lynch Capital of $12.6 billion and net cash provided by our available-for-sale investment securities of $2.2 billion, partially offset by net cash used for loans, notes and mortgages held for investment of $8.6 billion. Cash provided by financing activities was $7.8 billion and was primarily attributable to the issuances of preferred and common stock of $11.8 billion and net cash provided by the issuances and resale of long-term borrowings, net of settlements and repurchases, of $7.5 billion partially offset by net cash used for commercial paper and short-term borrowings of $6.4 billion, net cash used for deposits of $3.5 billion and dividend payments of $1.1 billion.

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

To complement VaR and in recognition of its inherent limitations, we use a number of additional risk measurement methods and tools as part of our overall market risk management process. These include stress testing and event risk analysis, which examine portfolio behavior under significant adverse market conditions, including scenarios that may result in material losses for Merrill Lynch. As a result of the unprecedented credit market environment during 2007 and the first half of 2008, in particular the extreme dislocation that affected U.S. sub-prime residential mortgage-related and ABS CDO positions, VaR, stress testing and other risk measures significantly underestimated the magnitude of actual loss. These ABS CDO securities were AAA rated and no category of AAA rated securities (including ABS CDO) had ever experienced such significant volatility or loss of value. We are committed to the continuous development of additional risk measurement methods and plan to continue our investment in their development in light of recent market experience. Nevertheless, we also recognize that no risk metrics will exhaust the range of potential market stress events and, therefore, management will engage in a process of continuous re-evaluation of our approaches to risk management based on experience and judgment.

The table that follows presents our average and ending VaR for trading instruments for the first and second quarters of 2008 and the full-year 2007. Additionally, high and low VaR for the second quarter of 2008 is presented independently for each risk category and overall. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

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

Trading Value at Risk

(dollars in millions)

						Daily	Daily	Daily
	Jun. 27	Mar. 28	Dec. 28	High	Low	Average	Average	Average
	2008	2008	2007	2Q08	2Q08	2Q08	1Q08	2007

Trading Value-at-Risk(1)
Interest rate and credit spread	$37	$65	$52	$74	$37	$59	$63	$52
Equity	20	20	26	24	18	20	20	28
Commodity	28	18	15	30	13	21	22	18
Currency	2	10	5	14	2	7	7	5

Subtotal(2)	87	113	98			107	112	103
Diversification benefit	(38)	(54)	(33)			(50)	(47)	(38)

Overall	$49	$59	$65	$69	$47	$57	$65	$65

(1)	Based on a 95% confidence level and a one-day holding period.
(2)	Subtotals are not provided for highs and lows as they are not meaningful.

Trading VaR was lower on June 27, 2008 as compared to March 28, 2008 primarily due to decreased interest rate and credit spread risk driven by a reduction in net credit trading exposure. This decrease was partially offset by an increase in commodity risk from proprietary positions.

Daily average trading VaR for the second quarter of 2008 decreased compared to the first quarter average due primarily to decreased interest rate and credit spread risk from a reduction in net credit trading exposures and increased diversification among risk factors.

We continue to enhance our VaR model to better reflect the risks of the portfolio. Recently, we introduced material enhancements to the VaR model for purposes of internal risk management and for calculation of regulatory capital ratios. The enhanced, supplemental VaR model is designed to capture issuer-specific risks in credit and equity instruments. Under the issuer-specific risk model, one-day 95% trading VaR was $69 million on June 27, 2008, compared to $90 million on March 28, 2008.

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

The primary market risk of non-trading investment securities and repurchase and reverse repurchase agreements is expressed as sensitivity to changes in the general level of credit spreads, which are defined as the differences in the yields on debt instruments from relevant LIBOR/Swap rates. Non-trading investment securities include securities that are classified as available-for-sale and held-to-maturity. At June 27, 2008, the total credit spread sensitivity of these instruments was a pre-tax loss of $23 million in economic value for an increase of one basis point, which is one one-hundredth of a percent, in credit spreads, compared with $26 million at March 28, 2008. This change in economic value is a measurement of economic risk which may differ significantly in magnitude and timing from the actual profit or loss that would be realized under generally accepted accounting principles.

The interest rate risk associated with the non-trading positions, together with funding activities, is expressed as sensitivity to changes in the general level of interest rates. Our funding activities include LYONs®, trust preferred securities and other long-term debt issuances together with interest rate hedges. At June 27, 2008 the net interest rate sensitivity of these positions is a pre-tax gain in economic value of $2 million for a parallel one basis point increase in interest rates across all yield curves, compared to a pre-tax loss of less than $1 million at March 28, 2008. This change in economic value is a measurement of economic risk which may differ significantly in magnitude and timing from the actual profit or loss that would be realized under generally accepted accounting principles.

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

Global Risk Management uses a variety of methodologies to set limits on exposure and potential loss resulting from an individual, counterparty or issuer failing to fulfill its contractual obligations. The group performs analyses in the context of industrial, regional, and global economic trends and incorporates portfolio and concentration effects when determining tolerance levels. Credit risk limits take into account measures of both current and potential exposure as well as potential loss and are set and monitored by broad risk type, product type, and maturity. Credit risk mitigation techniques include, where appropriate, the right to require initial collateral or margin, the right to terminate transactions or to obtain collateral should unfavorable events occur the right to call for collateral when certain exposure thresholds are exceeded, the right to call for third party guarantees and the purchase of credit default protection. With senior management involvement, we conduct regular portfolio reviews, monitor counterparty creditworthiness, and evaluate potential transaction risks with a view toward early problem identification and protection against unacceptable credit-related losses. We continue to invest additional resources to enhance our methods and policies to assist in managing our credit risk and to respond to evolving regulatory requirements.

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

The following tables present a distribution of commercial loans and closed commitments by credit quality, industry and country as of June 27, 2008, gross of allowances for loan losses and credit valuation adjustments, without considering the impact of purchased credit protection. Closed commitments represent the unfunded portion of existing commitments available for draw down and do not include contingent commitments extended but not yet closed.

(dollars in millions)

		Closed
By Credit Quality(1)	Loans	Commitments

AA or above	$4,155	$8,091
A	3,470	13,779
BBB	9,923	10,594
BB	17,108	6,548
B or below	9,449	4,875
Unrated	2,729	1,997

Total	$46,834	$45,884

(1)	Based on credit rating agency equivalent of internal credit ratings.

		Closed
By Industry	Loans	Commitments

Financial Institutions	28%	25%
Industrial/Manufacturing	20	21
Real Estate	22	4
Energy/Utilities	3	13
Consumer Goods and Services	4	10
Lodging/Entertainment	4	6
Technology	1	5
All Other	18	16

Total	100%	100%

		Closed
By Country	Loans	Commitments

United States	54%	66%
United Kingdom	7	12
Germany	6	5
Japan	5	0
France	4	1
All Other	24	16

Total	100%	100%

As of June 27, 2008, our largest commercial lending industry concentration was to financial institutions. Commercial borrowers were predominantly domiciled in the United States or had principal operations tied to the United States or its economy. The majority of all outstanding commercial loan balances had a remaining maturity of less than five years. Additional detail on our commercial lending related activities can be found in Note 7 to the Condensed Consolidated Financial Statements.

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

Derivatives

We enter into International Swaps and Derivatives Association, Inc. (“ISDA”) master agreements or their equivalent (“master netting agreements”) with almost all of our derivative counterparties as soon as possible. Master netting agreements provide protection in bankruptcy in certain circumstances and, in some cases, enable receivables and payables with the same counterparty to be offset for risk management purposes. Agreements are negotiated bilaterally and can require complex terms. While we make reasonable efforts to execute such agreements, it is possible that a counterparty may be unwilling to sign such an agreement and, as a result, would subject us to additional credit risk. The enforceability of master netting agreements under bankruptcy laws in certain countries or in certain industries is not free from doubt, and receivables and payables with counterparties in these countries or industries are accordingly recorded on a gross basis.

In addition, to reduce the risk of loss, we require collateral, principally cash and U.S. Government and agency securities, on certain derivative transactions. From an economic standpoint, we evaluate risk exposures net of related collateral that meets specified standards.

The following is a summary of counterparty credit ratings for the fair value (net of $28.2 billion of collateral, of which $25.0 billion represented cash collateral) of OTC trading derivative assets by maturity at June 27, 2008.

(dollars in millions)
	Years to Maturity				Maturity
Credit Rating(1)	0 to 3	3+ to 5	5+ to 7	Over 7	Netting(2)	Total

AA or above	$8,161	$4,178	$3,576	$11,840	$(5,974)	$21,781
A	7,537	2,384	1,492	10,197	(4,440)	17,170
BBB	6,253	1,048	1,093	3,490	(1,582)	10,302
BB	3,330	931	1,329	3,234	(1,355)	7,469
B or below	2,335	1,128	457	5,344	(139)	9,125
Unrated	1,360	300	67	223	(249)	1,701

Total	$28,976	$9,969	$8,014	$34,328	$(13,739)	$67,548

(1)	Represents credit rating agency equivalent of internal credit ratings.

(2)	Represents netting of payable balances with receivable balances for the same counterparty across maturity band categories. Receivable and payable balances with the same counterparty in the same maturity category, however, are net within the maturity category.

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

As of June 27, 2008 and December 28, 2007, the aggregate Global Liquidity Sources were $205 billion and $200 billion, respectively, consisting of the following:

(dollars in billions)
	June 27,	December 28,
	2008	2007

Excess liquidity pool	$92	$79
Unencumbered assets at bank subsidiaries	52	57
Unencumbered assets at non-bank subsidiaries	61	64

Global Liquidity Sources	$205	$200

The excess liquidity pool is maintained at, or readily available to, ML & Co. and can be deployed to meet cash outflow obligations under stressed liquidity conditions. The excess liquidity pool includes cash and cash equivalents, investments in short-term money market mutual funds, U.S. government and agency obligations and other liquid securities. At June 27, 2008 and December 28, 2007, the total carrying value of the excess liquidity pool, net of related hedges, was $92 billion and $79 billion, respectively, which included liquidity sources at subsidiaries that we believe are available to ML & Co. without restrictions. We regularly test our ability to access components of our excess liquidity pool. We fund our excess liquidity pool with debt that has an appropriate term maturity structure. Additionally, our policy is to fund at least $15 billion of our excess liquidity pool with debt that has a remaining maturity of at least one year. At June 27, 2008, the amount of our excess liquidity pool funded with debt with a remaining maturity of at least one year exceeded this requirement.

We manage the size of our excess liquidity pool by taking into account the potential impact of unsecured debt maturities, normal business volatility, cash and collateral outflows under various stressed scenarios, and stressed draws for unfunded commitments and contractual obligations. At June 27, 2008, our excess liquidity pool and other liquidity sources including maturing short-term assets and committed credit facilities significantly exceeded short-term obligations and other contractual and contingent cash outflows based on our estimates.

At June 27, 2008 and December 28, 2007, unencumbered liquid assets of $52 billion and $57 billion, respectively, in the form of unencumbered investment grade asset-backed securities and prime residential mortgages were available at our regulated bank subsidiaries to meet potential deposit obligations, business activity demands and stressed liquidity needs of the bank subsidiaries. Our liquidity model conservatively assumes that these unencumbered assets are restricted from transfer and unavailable as a liquidity source to ML & Co. and other non-bank subsidiaries.

At June 27, 2008 and December 28, 2007, our non-bank subsidiaries, including broker-dealer subsidiaries, maintained $61 billion and $64 billion, respectively, of unencumbered securities, including $12 billion of customer margin securities at June 27, 2008 and $10 billion at December 28, 2007. These unencumbered securities are an important source of liquidity for broker-dealer activities and other individual subsidiary financial commitments, and are generally restricted from transfer and therefore unavailable to support liquidity needs of ML & Co. or other subsidiaries. Proceeds from encumbering customer margin securities are further limited to supporting qualifying customer activities.

Off-Balance Sheet Financing

We fund selected assets via derivative contracts with third party structures, the majority of which are not consolidated on our balance sheet, to provide financing through both term funding arrangements and asset-backed commercial paper. Certain CDO and CLO positions are funded through these vehicles, predominantly pursuant to long term funding arrangements. In our liquidity models, we assume that under various stress scenarios, financing would be required from ML& Co. and its subsidiaries for certain of these assets. In our models, under a severe stress scenario, we estimate that the amount of potential future required funding could be up to $10 billion. Although the exact timing of any cash outflows is uncertain, we are confident that we can meet potential funding obligations without materially impacting the firm’s liquidity position based upon the significant excess liquidity at the holding company and in our banking and non-banking subsidiaries as well as our ability to generate cash in the public markets. Additionally, any purchase of these assets would not result in additional gain or loss to the firm as such exposure is already reflected in the fair value of our derivative contracts.

Committed Credit Facilities

In addition to the Global Liquidity Sources, we maintain credit facilities that are available to cover regular and contingent funding needs. We maintain a committed, three-year multi-currency, unsecured bank credit facility that totaled $4.0 billion as of June 27, 2008 and which expires in April 2010. This facility permits borrowings by ML & Co. We borrow regularly from this facility as an additional funding source to conduct normal business activities. At both June 27, 2008 and December 28, 2007, we had $1.0 billion of borrowings outstanding under this facility. This facility requires us to maintain a minimum consolidated net worth, which we significantly exceeded.

We also maintain two committed, secured credit facilities which totaled $5.7 billion and $6.5 billion, respectively, at June 27, 2008 and December 28, 2007. One of the facilities was renewed in May 2008 and will now expire in May 2009. The other facility expires in December 2008. Both facilities include a one-year term-out feature that allows ML & Co., at its option, to extend borrowings under the facilities for an additional year beyond their respective expiration dates. The secured facilities permit borrowings by ML & Co. and select subsidiaries, secured by a broad range of collateral. At June 27, 2008 and December 28, 2007, we had no borrowings outstanding under either facility.

During June 2008, we terminated the $11.75 billion committed, secured credit facilities previously maintained with two financial institutions. The secured facilities were available if collateralized by government obligations eligible for pledging. The facilities were scheduled to expire at various dates through 2014, but could be terminated earlier by either party under certain circumstances. Our decision to terminate the facilities was based on changes in tax laws that adversely impacted the economics of the facility structures. At December 28, 2007, we had no borrowings outstanding under the facilities.

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

In assessing the appropriateness of our long-term capital, we seek to: (1) ensure sufficient matching of our assets based on factors such as holding period, contractual maturity and regulatory restrictions and (2) limit the amount of liabilities maturing in any particular period. We also consider liquidity needs for business growth and circumstances that might cause contingent liquidity obligations. Our policy is to operate with an excess of long-term capital sources of at least $15 billion over our long-term capital requirements. At June 27, 2008, our long-term capital sources of $306.3 billion exceeded our estimated long-term capital requirements by more than $15 billion.

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

Federal Reserve Liquidity Facilities

On March 11, 2008, the Federal Reserve announced an expansion of its securities lending program to promote liquidity in the financing markets for Treasury securities and other collateral. Under this new Term Securities Lending Facility (“TSLF”), the Federal Reserve will lend Treasury securities to primary dealers secured for a term of 28 days (rather than overnight, as in the existing program) by a pledge of other securities, including U.S. Treasuries and Agencies and other AAA/Aaa-rated asset-backed securities.

On March 16, 2008, the Federal Reserve announced that the Federal Reserve Bank of New York has been granted the authority to establish a Primary Dealer Credit Facility (“PDCF”). The PDCF provides overnight funding to primary dealers in exchange for collateral that may include U.S. Treasuries and Agencies and a broad range of investment-grade debt securities, including corporate, municipal, RMBS and ABS securities.

On July 29, 2008, the Federal Reserve extended the TSLF and PDCF through January 30, 2009 and may grant further extensions based on market conditions.

We may at times use the TSLF and PDCF as additional sources of funding.

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

Critical Accounting Policies and Estimates

Use of Estimates

In presenting the Condensed Consolidated Financial Statements, management makes estimates regarding:

•	Valuations of assets and liabilities requiring fair value estimates;
•	Determination of other-than-temporary impairments for available-for-sale investment securities;
•	The outcome of litigation;
•	Assumptions and cash flow projections used in determining whether VIEs should be consolidated and the determination of the qualifying status of QSPEs;
•	The realization of deferred taxes and the recognition and measurement of uncertain tax positions;
•	The carrying amount of goodwill and other intangible assets;
•	The amortization period of intangible assets with definite lives;
•	Incentive-based compensation accruals and valuation of share-based payment compensation arrangements; and
•	Other matters that affect the reported amounts and disclosure of contingencies in the financial statements.

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

Valuation Controls

Given the prevalence of fair value measurement in our financial statements, the control functions related to the fair valuation process are a critical component of our business operations. Prices and model inputs provided by our trading units are verified to observable market data through external pricing sources whenever possible. Similarly, valuation models created by our trading units are independently verified and tested. These control functions are independent of the trading units and include Business Unit Finance, the Product Valuation Group and Global Risk Management. Similar valuation controls are also utilized in connection with the valuation of private equity and other principal investments.

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

Counterparty Credit Risk

In determining fair value, we consider both the credit risk of our counterparties, as well as our own creditworthiness. We attempt to mitigate credit risk to third parties by entering into netting and collateral arrangements. Net exposure is then valued for counterparty creditworthiness and this resultant value is incorporated into the fair value of the respective instruments. We generally base the calculation of the credit risk adjustment for derivatives on observable market credit spreads.

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

Valuation-related issues confronted by credit market participants, including Merrill Lynch, since the second half of 2007 include uncertainty resulting from a drastic decline in market activity for certain credit products; significant increase in dependence on model-related assumptions and/or unobservable model inputs; doubts about the quality of the market information used as inputs; and significant downgrades of structured products by rating agencies.

Provided below are the percentage of level 3 assets and liabilities to total assets and liabilities, respectively.

(dollars in millions)
	June 27,	March 28,	December 28,
	2008	2008	2007

Level 3 assets(1)	$64,195	$82,367	$48,606
Level 3 assets as a percentage of total assets	7%	8%	5%
Level 3 liabilities	$47,202	$57,571	$39,872
Level 3 liabilities as a percentage of total liabilities	5%	6%	4%

(1)	Includes assets measured at fair value on a recurring and non-recurring basis

Level 3 assets as of June 27, 2008 are primarily comprised of:

•	U.S. super senior ABS CDO positions within trading assets of $10.1 billion and derivative assets of $9.9 billion;
•	U.K. residential real estate loans measured at fair value on a non-recurring basis of $5.2 billion;
•	credit derivatives of $13.6 billion that incorporate unobservable correlation;
•	corporate bonds and loans within trading assets of $8.5 billion (including $1.6 billion of auction rate securities);
•	private equity and principal investment positions of $4.3 billion within investment securities; and
•	equity, currency, interest rate and commodity derivative contracts of $9.2 billion that are long-dated and/or have unobservable correlation.

Level 3 liabilities as of June 27, 2008 are primarily comprised of:

•	derivative liabilities on U.S. super senior ABS CDO positions of $15.4 billion;
•	credit derivatives of $10.8 billion that incorporate unobservable correlation;
•	equity and currency derivative contracts of $6.6 billion that are long-dated and/or have unobservable correlation;
•	structured notes classified as long term borrowings of $10.7 billion with embedded equity and commodity derivatives that are long-dated and/or have unobservable correlation; and
•	non-recourse debt arrangements classified as long term borrowings of $1.7 billion related to certain non-recourse long-term borrowings issued by consolidated SPEs.

Level 3 assets decreased during second quarter of 2008 as compared to the first quarter of 2008. The decrease was primarily attributable to increased liquidity in the market during the second quarter for European commercial real estate positions, increased observability of inputs on certain credit derivatives on corporate underlyings, and further write-downs on our U.S. super senior ABS CDO positions. Partially offsetting these decreases was an increase attributable to the recording of assets for which the exposure was previously recognized as derivative liabilities (total return swaps) at March 28, 2008. In the second quarter of 2008, Merrill Lynch purchased the assets underlying the total return swaps as the assets were downgraded and could no longer be held by the counterparty to the swap. This also resulted in a reduction of Level 3 derivative liabilities. The remaining decrease in level 3 liabilities was due primarily to increased observability of inputs on certain credit derivatives on corporate underlyings, offset by increases in Level 3 long-term debt due to decreased observability of inputs on certain long-dated equity-linked structured notes.

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

U.S. ABS CDOs

The valuation for certain of our U.S. super senior ABS CDO positions is based on cash flow analysis including cumulative loss assumptions. These assumptions are derived from multiple inputs including mortgage remittance reports, housing prices and other market data. Relevant ABX indices are also analyzed as part of the overall valuation process.

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

Private equity and principal investments

For certain private equity and principal investments held, valuation methodologies include discounted cash flows, publicly traded comparables derived by multiplying a key performance metric (e.g. earnings before interest, taxes, depreciation and amortization) of the portfolio company by the relevant valuation multiple observed for comparable companies, acquisition comparables, or entry level multiples, and are subject to appropriate discounts for lack of liquidity or marketability. Certain factors which may influence changes to the fair value include, but are not limited to, recapitalizations, subsequent rounds of financing, and offerings in the equity or debt capital markets.

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

We are under examination by the Internal Revenue Service (“IRS”) and other tax authorities in countries including Japan and the United Kingdom, and states in which we have significant business operations, such as New York. The tax years under examination vary by jurisdiction. The IRS audit for the year 2004 was completed in the second quarter of 2008 but the statute of limitations for the year does not expire until September, 2008. Adjustments were proposed for two issues which we will challenge. The issues involve eligibility for the dividend received deduction and foreign tax credits with respect to different transactions. These two issues have also been raised in the ongoing IRS audits for the years 2005 and 2006, which may be completed during the next twelve months. Subsequent to the end of the second quarter, Japan tax authorities completed the audit of the fiscal tax years March 31, 2004 through March 31, 2007. An assessment was issued, which has now been paid, reflecting the Japanese tax authorities’ view that certain income on which Merrill Lynch previously paid income tax to other international jurisdictions, primarily the U.S., should have been allocated to Japan. Similar to the Japan tax assessment received in 2005, we will utilize the process of obtaining clarification from international authorities (Competent Authority) on the appropriate allocation of income among multiple jurisdictions to prevent double taxation. In the United Kingdom, the audit for the tax year 2005 is in progress. The Canadian tax authorities have commenced the audit of the tax years 2004-2005. New York State and New York City audits are in progress for the years 2002-2006.

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

At December 28, 2007, we had a United Kingdom net operating loss carryforward of approximately $13.5 billion. This net operating loss carryforward at the end of the second quarter is estimated to be $24 billion, or approximately $29 billion after taking into account the sale of U.S super senior ABS CDOs announced subsequent to the end of the second quarter. Refer to Note 18 to the Condensed Consolidated Financial Statements for further details. The loss has an unlimited carryforward period and a tax benefit has been recognized for the deferred tax asset with no valuation allowance.

RECENT ACCOUNTING DEVELOPMENTS

Please refer to Note 1, New Accounting Pronouncements, in the Condensed Consolidated Financial Statements for a description of the following recent accounting developments:

•	FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities;

•	FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement);

•	SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133;

•	SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51;

•	FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions;

•	SFAS No. 141R, Business Combinations;

•	Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies;

•	FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39;

•	SFAS No. 159, Fair Value Option for Certain Financial Assets and Liabilities;

•	SFAS No. 157, Fair Value Measurements;

•	SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R;

•	Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109;

•	SFAS No. 156, Accounting for Servicing of Financial Assets; and

•	SFAS No. 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140.

Transfers of Financial Assets and QSPEs

In 2008, the FASB voted to eliminate QSPEs from the guidance in SFAS 140 and to remove the scope exception for QSPEs from FIN 46(R). This will require entities previously accounted for as unconsolidated QSPEs to be analyzed for possible consolidation under FIN 46(R). Additionally, the requirements for a transfer of financial assets to be accounted for as a sale will also be modified. While the revised standards are not finalized, this change may affect Merrill Lynch’s Condensed Consolidated Financial Statements as Merrill Lynch may be required to consolidate entities previously not consolidated. Although it is unclear what changes the final standards will contain and when they will be finalized, the proposed revisions represent a significant change in current practice and may be effective as early as January 2010. Merrill Lynch will evaluate the impact of these changes on its financial statements once the changes to the standards are finalized.

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

The ASF Framework is focused on U.S. subprime first-lien adjustable-rate residential mortgages that have an initial fixed interest rate period of 36 months or less, were originated between January 1, 2005 and July 31, 2007, have an initial or subsequent interest rate reset date between January 1, 2008 and July 31, 2010, and are included in securitized pools (these loans are referred to as “subprime ARM loans” within the ASF Framework). The ASF Framework requires a borrower and its U.S. subprime residential mortgage variable rate loan to meet specific conditions to qualify for a fast track loan modification under which the qualifying borrower’s interest rate will be kept at the existing initial rate, generally for five years following the upcoming reset.

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

We adopted the ASF Framework during the first quarter of 2008, but through the end of the second quarter of 2008 a relatively low volume of loans has been modified using the ASF Framework. We do not expect that our application of the ASF Framework will impact the off-balance sheet status of Company-sponsored QSPEs that hold Segment 2 subprime ARM loans. The total amount of assets owned by Company-sponsored QSPEs that hold subprime ARM loans (including those loans that we do not service) as of June 27, 2008, was approximately $40.4 billion. Of this amount, approximately $21.7 billion relates to subprime ARM loans we service. Our retained interests in Company-sponsored QSPEs that hold subprime ARM loans totaled approximately $62 million as of June 27, 2008.

In addition, certain loans held off-balance sheet were modified outside of the ASF Framework. For these loans, an analysis was performed by the servicer to demonstrate that default on the loan was imminent or reasonably foreseeable.

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

In addition, no change in ML & Co.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, ML & Co.’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements the discussion in Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2007 and Part II, Item 1 “Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended March 28, 2008:

Enron Litigation

Newby v. Enron Corp., et al.: The parties are currently awaiting the Court’s decision on the Company’s request to dismiss the case based on the Fifth Circuit’s March 19, 2007 decision rejecting class certification and the Supreme Court’s January 15, 2008 decision rejecting liability in another case, Stoneridge Investment v. Scientific Atlanta.

Subprime-Related Litigation

The principal class actions under the federal securities laws and the the Employee Retirement Income Securities Act (“ERISA”), as well as multiple shareholder derivative actions under state law, are pending in the U.S. District Court for the Southern District of New York under the heading In re Merrill Lynch & Co., Inc. Securities, Derivative, and ERISA Litigation.

Securities Class Actions. On May 21, 2008, plaintiffs in the securities class actions filed a consolidated amended complaint on behalf of persons who acquired Merrill Lynch common stock and certain preferred stock between October 17, 2006 and January 16, 2008. The complaint alleges that the defendants, including Merrill Lynch and certain present and former officers, misrepresented and omitted facts related to Merrill Lynch’s exposure to subprime collateralized debt obligations in violation of the federal securities laws. The complaint seeks damages in an unspecified amount related to the drop in value of Merrill Lynch shares. On July 21, 2008, Merrill Lynch and other defendants filed motions to dismiss.

ERISA Class Actions. On May 21, 2008, plaintiffs in the ERISA class actions filed a consolidated amended complaint on behalf of the Merrill Lynch 401(k) Savings and Investment Plan, the Merrill Lynch Retirement Accumulation Plan, and the Merrill Lynch Employee Stock Ownership Plan. The complaint alleges that between September 25, 2006 and May 6, 2008, Merrill Lynch and individual defendants violated ERISA by permitting employees to invest Plan assets in Merrill Lynch common stock even though they knew or should have known that such investments were unduly risky. The complaint seeks an order compelling defendants to reimburse the plans for losses of an unspecified amount related to the alleged violations. On July 21, 2008, Merrill Lynch and the other defendants filed a motion to dismiss the action.

Shareholder Derivative Actions. On May 21, 2008, plaintiffs in the shareholder derivative actions filed a consolidated amended complaint against Merrill Lynch and certain present and former officers and directors for alleged breaches of fiduciary duty and other alleged violations of state law in connection with Merrill Lynch’s exposure to subprime collateralized debt obligations and compensation provided to its former CEO. The complaint seeks damages in an unspecified amount and certain corporate governance reforms. On July 21, 2008, Merrill Lynch and other defendants filed motions to dismiss the action. On July 24, 2008, N.A. Lambrecht filed a similar shareholder derivative action, Lambrecht v. O’Neal, et al., in the U.S. District Court for the Southern District of New York. Lambrecht alleges that she made a demand on the Board of Directors to initiate suit on behalf of Merrill Lynch before she filed the derivative action, and that her demand was rejected. Merrill Lynch intends to vigorously defend itself in this action.

Merrill Lynch is also cooperating in government investigations related to its exposure to subprime collateralized debt obligations.

XL Litigation.  On March 19, 2008, Merrill Lynch International filed an action in the U.S. District Court for the Southern District of New York seeking a declaratory judgment that XL Capital Assurance Inc. and XL Admin LLC (collectively, “XL”) continue to be bound by seven credit default swaps on collateralized debt obligations. On June 10, 2008, the court granted Merrill Lynch’s motion for summary judgment on the ground that it was apparent from the face of the contracts that Merrill Lynch had not breached its contracts with XL. On July 15, 2008, the Court issued an opinion setting forth the basis for its grant of summary judgment and stating that XL’s termination of the swaps was without legal basis and that the contracts remain in effect.

Auction-Rate Litigation

Burton v. Merrill Lynch & Co., Inc., et al.; Stanton v. Merrill Lynch & Co., Inc., et al. The parties are awaiting the court’s decision on motions to consolidate the two actions and to appoint lead plaintiffs and lead counsel. Merrill Lynch is also cooperating in government investigations related to its sale of auction rate securities.

In re Public Offering Fee Antitrust Litigation and In re Issuer Plaintiff Initial Public Offering Fee Antitrust Litigation: In May 2008, these matters were settled by all of the parties and dismissed.

In the Matter of Merrill Lynch, Pierce, Fenner & Smith, Incorporated: On July 31, 2008, the Securities Division of the Commonwealth of Massachusetts filed an administrative complaint against Merrill Lynch. The complaint alleges that Merrill Lynch misrepresented and omitted material facts in connection with the sale of auction rate securities and seeks relief that includes an order requiring Merrill Lynch to offer rescission of sales of auction rate securities at par. Merrill Lynch also is cooperating in investigations by other regulators who have expressed an interest in obtaining relief for investors who have not been able to sell their auction rate securities.

GIC Litigation

Between March and July 2008, multiple class actions were filed by municipalities against dozens of defendants, including Merrill Lynch, in connection with the municipalities’ investments in guaranteed investment contracts (“GICs”). The complaints allege, among other things, that the defendants conspired to fix prices for GICs and other derivative products in violation of the antitrust laws over a period of more than ten years. On June 16, 2008, the United States Judicial Panel on Multidistrict Litigation issued an order transferring the cases then before it to the U.S. District Court for the Southern District of New York which consolidated several cases under the caption Hinds County, Mississippi v. Wachovia Bank, N.A. et al. Merrill Lynch will vigorously defend itself in these matters.

Other

Merrill Lynch has been named as a defendant in various other legal actions, including arbitrations, class actions, and other litigation arising in connection with its activities as a global diversified financial services institution. Some of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the issuers that would otherwise be the primary defendants in such cases are bankrupt or otherwise in financial distress. Merrill Lynch is also involved in investigations by governmental and self-regulatory agencies.

Merrill Lynch believes it has strong defenses to, and where appropriate, will vigorously contest, many of these matters. Given the number of these matters, some are likely to result in adverse judgments, penalties, injunctions, fines, or other relief. Merrill Lynch may explore potential settlements before a case is taken through trial because of the uncertainty, risks, and costs inherent in the litigation process. In accordance with SFAS No. 5, Merrill Lynch will accrue a liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In many lawsuits, arbitrations, and investigations, including most of the lawsuits specifically disclosed in its public filings, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the matter is close to resolution, in which case no accrual is made until that time. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, Merrill Lynch cannot predict what the eventual loss or range of loss related to such matters will be. Subject to the foregoing, Merrill Lynch continues to assess these matters and believes, based on information available to it, that the resolution of these matters will not have a material adverse effect on the financial condition of Merrill Lynch as set forth in the Consolidated Financial Statements, but may be material to Merrill Lynch’s operating results or cash flows for any particular period and may impact ML & Co.’s credit ratings.

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

The table below sets forth the information with respect to purchases made by or on behalf of Merrill Lynch or any “affiliated purchaser” of Merrill Lynch’s common stock during the quarter ended June 27, 2008.

(dollars in millions, except per share amounts)

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program(1)	Program

Month #1 (Mar. 29, 2008 — May 2, 2008)
Capital Management Program	-	-	-	$3,971
Employee Transactions(2)	987,373	$46.54	N/A	N/A

Month #2 (May 3, 2008 — May 30, 2008)
Capital Management Program	-	-	-	$3,971
Employee Transactions(2)	634,350	$47.43	N/A	N/A

(dollars in millions, except per share amounts)

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program(1)	Program

Month #3 (May 31, 2008 — June 27, 2008)
Capital Management Program	-	-	-	$3,971
Employee Transactions(2)	1,158,803	$37.82	N/A	N/A

Second Quarter 2008 (Mar. 29, 2008 — June 27, 2008)
Capital Management Program	-	-	-	$3,971
Employee Transactions(2)	2,780,526	$43.11	N/A	N/A

(1)	No repurchases were made for the quarter ended June 27, 2008.
(2)	Included in the total number of shares purchased are: (1) shares purchased during the period by participants in the Merrill Lynch 401(k) Savings and Investment Plan (“401(k)”) and the Merrill Lynch Retirement Accumulation Plan (“RAP”), (2) shares delivered or attested to in satisfaction of the exercise price by holders of ML & Co. employee stock options (granted under employee stock compensation plans) and (3) Restricted Shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of Restricted Shares. ML & Co.’s employee stock compensation plans provide that the value of the shares delivered, attested, or withheld, shall be the average of the high and low price of ML & Co.’s common stock (Fair Market Value) on the date the relevant transaction occurs. See Notes 12 and 13 to the 2007 Annual Report for additional information on these plans.

On July 28, 2008, we agreed with the holders of an aggregate of 49,000 shares of our existing 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 1, par value $1.00 per share and liquidation preference $100,000 per share (the “Series 1 Securities”), to exchange their outstanding securities for approximately 177.3 million shares of common stock and $64.5 million in cash. There are no reset provisions associated with the shares of common stock issued in the exchange.

On July 28, 2008, we agreed with a holder of 12,000 shares of the Series 1 Securities to exchange such securities for 12,000 shares of newly issued 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 2, par value $1.00 per share and liquidation preference $100,000 per share (the “Series 2 Securities”). The Series 2 Securities are convertible into shares of common stock at the option of the holder at any time until October 15, 2010, at which time any outstanding Series 2 Securities will convert into common stock. There are no reset provisions associated with the Series 2 Securities.

On July 29, 2008, we agreed with holders of 5,000 shares of the Series 1 Securities to exchange such securities for 5,000 shares of newly issued 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 3, par value $1.00 per share and liquidation preference $100,000 per share (the “Series 3 Securities”). The Series 3 Securities are convertible into shares of common stock at the option of the holder at any time until October 15, 2010, at which time any outstanding Series 3 Securities will convert into common stock. There are no reset provisions associated with the Series 3 Securities.

The Series 2 Securities have a reference price of $33.00 per common share and are convertible to a maximum of 36.4 million shares of common stock. The Series 3 Securities have a reference price of $22.50 per common share and are convertible into a maximum of 22.2 million shares of common stock. Series 2 Securities and Series 3 Securities are subject to customary antidilution provisions under certain circumstances. An aggregate of 26.1 million incremental shares of common stock would be issuable upon conversion of all of the shares of the Series 2 and Series 3 Securities beyond the maximum amount that would have been issuable upon conversion of a similar amount Series 1 Securities.

Of the 177.3 million shares of common stock issued as described above, approximately 130 million shares were previously registered for resale pursuant to the fourth post-effective amendment to our Form S-3 Registration Statement filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2008. Other than the common stock previously registered with the SEC, the securities issued pursuant to these transactions were issued in private placements to accredited investors pursuant to Section 4(2) of the Securities Act of 1933, with the purchasers receiving customary registration rights for their respective shares of common stock not previously registered with the SEC. All of the above-mentioned investors will remain passive investors in us and none of the investors will have any rights of control or role in our governance.

Item 4.	Submission of Matters to a Vote of Security Holders

On April 24, 2008, ML & Co. held its Annual Meeting of Shareholders. Further details concerning matters submitted for shareholders’ vote can be found in ML & Co.’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2008.

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
     Christopher Hayward
     Finance Director and
     Principal Accounting Officer

Date: August 5, 2008

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

3.1	Restated Certificate of Incorporation of Merrill Lynch, effective as of May 3, 2001 (Exhibit 3.1 is incorporated by reference to Merrill Lynch’s Current Report on Form 8-K dated November 14, 2005).
3.2 & 4.1	Certificate of Designations of Merrill Lynch establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to Merrill Lynch’s Floating Rate Non-Cumulative Preferred Stock, Series 1 (Exhibits 3.2 and 4.1 are incorporated by reference to Registrant’s Current Report on Form 8-K dated November 14, 2005).
3.3 & 4.2	Certificate of Designations of Merrill Lynch establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to Merrill Lynch’s Floating Rate Non-Cumulative Preferred Stock, Series 2 (Exhibits 3.3 and 4.2 are incorporated by reference to Registrant’s Current Report on Form 8-K dated November 14, 2005).
3.4 & 4.3	Certificate of Designations of Merrill Lynch establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to Merrill Lynch’s 6.375% Non-Cumulative Preferred Stock, Series 3 (Exhibits 3.4 and 4.3 are incorporated by reference to Registrant’s Current Report on Form 8-K dated November 14, 2005).
3.5 & 4.4	Certificate of Designations of Merrill Lynch establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to Merrill Lynch’s Floating Rate Non-Cumulative Preferred Stock, Series 4 (Exhibits 3.5 and 4.4 are incorporated by reference to Registrant’s Current Report on Form 8-K dated November 14, 2005).
3.6 & 4.5	Certificate of Designations of Merrill Lynch establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to Merrill Lynch’s Floating Rate Non-Cumulative Preferred Stock, Series 5 (Exhibits 3.6 and 4.5 are incorporated by reference to Registrant’s Current Report on Form 8-K dated March 20, 2007).
3.7 & 4.6	Certificate of Designations of Merrill Lynch establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to Merrill Lynch’s 6.70% Non-Cumulative Perpetual Preferred Stock, Series 6 (Exhibits 3.7 and 4.6 are incorporated by reference to Registrant’s Current Report on Form 8-K dated September 24, 2007).
3.8 & 4.7	Certificate of Designations of Merrill Lynch establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to Merrill Lynch’s 6.25% Non-Cumulative Perpetual Preferred Stock, Series 7 (Exhibits 3.8 and 4.7 are incorporated by reference to Registrant’s Current Report on Form 8-K dated September 24, 2007).
3.9 & 4.8	Certificate of Designations of Merrill Lynch establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to Merrill Lynch’s 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 1, par value$1.00 per share and liquidation preference $100,000 per share (Exhibits 3.9 and 4.8 are incorporated by reference to Registrant’s Current Report on Form 8-K dated January 16. 2008).
3.10 & 4.9	Certificate of Designations of Merrill Lynch establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to Merrill Lynch’s 8.625% Non-Cumulative Preferred Stock, Series 8 (Exhibits 3.10 and 4.9 are incorporated by reference to Registrant’s Current Report on Form 8-K dated April 29, 2008).
3.11 & 4.10	Certificate of Designations of Merrill Lynch establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to Merrill Lynch’s 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 2, par value $1.00 per share and liquidation preference $100,000 per share (Exhibits 3.11 and 4.10 are incorporated by reference to Registrant’s Current Report on Form 8-K dated August 1, 2008).

Exhibit
Number	Exhibit

3.12 & 4.11	Certificate of Designations of Merrill Lynch establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to Merrill Lynch’s 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 3, par value $1.00 per share and liquidation preference $100,000 per share (Exhibits 3.12 and 4.11 are incorporated by reference to Registrant’s Current Report on Form 8-K dated August 1, 2008).
4	Instruments defining the rights of security holders, including indentures:
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
10.1	Form of Agreement dated February 27,2008 with Thomas J. Sanzone (filed as Exhibit 10.1 to ML & Co.’s Report on Form 8-K dated March 7, 2008).
10.2	Amended and Restated Stockholder Agreement, dated as of July 16, 2008, by and between Merrill Lynch & Co., Inc. and BlackRock, Inc. (filed as Exhibit 7.02 to ML & Co.’s Amendment No. 1 to Schedule 13D dated July 22, 2008).
10.3	ML & Co.’s 2009 Deferred Compensation Plan (filed as Exhibit 10 to ML & Co.’s Registration Statement on Form S-8 dated May 29, 2008).
12*	Statement re: computation of ratios.
15*	Letter of awareness from Deloitte & Touche LLP, dated August 4, 2008, concerning unaudited interim financial information.
31.1*	Rule 13a-14(a) Certification.
31.2*	Rule 13a-14(a) Certification.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Reconciliation of Non-GAAP Measures (Filed as Exhibit 99.2 to ML & Co.’s Report on Form 8-K dated July 17, 2008).
99.2*	Pro Forma Stockholders’ Equity.

*	Filed Herewith