Form 10-Q
period 2008-09-26
MERRILL LYNCH & CO INC
filed 2008-11-05
CIK 65100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2008
OR

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

1,599,731,906 shares of Common Stock and 1,436,244 Exchangeable Shares as of the close of business on October 27, 2008. The Exchangeable Shares, which were issued by Merrill Lynch & Co., Canada Ltd. in connection with the merger with Midland Walwyn Inc., are exchangeable at any time into Common Stock on a one-for-one basis and entitle holders to dividend, voting, and other rights equivalent to Common Stock.

MERRILL LYNCH & CO., INC. QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2008

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of (Loss)/Earnings (Unaudited)

	For the Three Months Ended
	Sept. 26,	Sept. 28,
(In millions, except per share amounts)	2008	2007

Revenues
Principal transactions	$(6,573)	$(5,761)
Commissions	1,745	1,860
Managed accounts and other fee-based revenues	1,395	1,392
Investment banking	845	1,277
Earnings from equity method investments	4,401	412
Other	(2,986)	(1,114)

Subtotal	(1,173)	(1,934)
Interest and dividend revenues	9,019	15,636
Less interest expense	7,830	13,322

Net interest profit	1,189	2,314

Revenues, net of interest expense	16	380

Non-interest expenses
Compensation and benefits	3,483	1,979
Communications and technology	546	499
Brokerage, clearing, and exchange fees	348	364
Occupancy and related depreciation	314	295
Professional fees	242	245
Advertising and market development	159	181
Office supplies and postage	48	54
Other	588	401
Payment related to price reset on common stock offering	2,500	-
Restructuring charge	39	-

Total non-interest expenses	8,267	4,018

Pre-tax loss from continuing operations	(8,251)	(3,638)
Income tax benefit	(3,131)	(1,258)

Net loss from continuing operations	(5,120)	(2,380)

Discontinued operations:
Pre-tax (loss)/earnings from discontinued operations	(53)	211
Income tax (benefit)/expense	(21)	72

Net (loss)/earnings from discontinued operations	(32)	139

Net loss	$(5,152)	$(2,241)

Preferred stock dividends	2,319	73

Net loss applicable to common stockholders	$(7,471)	$(2,314)

Basic loss per common share from continuing operations	$(5.56)	$(2.99)
Basic (loss)/earnings per common share from discontinued operations	(0.02)	0.17

Basic loss per common share	$(5.58)	$(2.82)

Diluted loss per common share from continuing operations	$(5.56)	$(2.99)
Diluted (loss)/earnings per common share from discontinued operations	(0.02)	0.17

Diluted loss per common share	$(5.58)	$(2.82)

Dividend paid per common share	$0.35	$0.35

Average shares used in computing earnings per common share
Basic	1,339.0	821.6
Diluted	1,339.0	821.6

 See Notes to Condensed Consolidated Financial Statements

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of (Loss)/Earnings (Unaudited)

	For the Nine Months Ended
	Sept. 26,	Sept. 28,
(In millions, except per share amounts)	2008	2007

Revenues
Principal transactions	$(13,074)	$529
Commissions	5,445	5,360
Managed accounts and other fee-based revenues	4,249	4,025
Investment banking	2,920	4,315
Earnings from equity method investments	4,943	1,096
Other	(6,310)	114

Subtotal	(1,827)	15,439
Interest and dividend revenues	28,415	42,804
Less interest expense	25,754	38,801

Net interest profit	2,661	4,003

Revenues, net of interest expense	834	19,442

Non-interest expenses
Compensation and benefits	11,170	11,564
Communications and technology	1,667	1,460
Brokerage, clearing, and exchange fees	1,105	1,020
Occupancy and related depreciation	951	833
Professional fees	747	716
Advertising and market development	501	536
Office supplies and postage	160	169
Other	1,212	1,055
Payment related to price reset on common stock offering	2,500	-
Restructuring charge	484	-

Total non-interest expenses	20,497	17,353

Pre-tax (loss)/earnings from continuing operations	(19,663)	2,089
Income tax (benefit)/expense	(7,940)	429

Net (loss)/earnings from continuing operations	(11,723)	1,660

Discontinued operations:
Pre-tax (loss)/earnings from discontinued operations	(110)	602
Income tax (benefit)/expense	(65)	206

Net (loss)/earnings from discontinued operations	(45)	396

Net (loss)/earnings	$(11,768)	$2,056

Preferred stock dividends	2,730	197

Net (loss)/earnings applicable to common stockholders	$(14,498)	$1,859

Basic (loss)/earnings per common share from continuing operations	$(13.16)	$1.75
Basic (loss)/earnings per common share from discontinued operations	(0.04)	0.48

Basic (loss)/earnings per common share	$(13.20)	$2.23

Diluted (loss)/earnings per common share from continuing operations	$(13.16)	$1.60
Diluted (loss)/earnings per common share from discontinued operations	(0.04)	0.43

Diluted (loss)/earnings per common share	$(13.20)	$2.03

Dividend paid per common share	$1.05	$1.05

Average shares used in computing earnings per common share
Basic	1,098.6	832.2
Diluted	1,098.6	916.3

 See Notes to Condensed Consolidated Financial Statements

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	Sept. 26,	Dec. 28,
(dollars in millions, except per share amounts)	2008	2007

ASSETS

Cash and cash equivalents	$36,406	$41,346

Cash and securities segregated for regulatory purposes or deposited with clearing organizations	22,801	22,999

Securities financing transactions
Receivables under resale agreements (includes $104,315 in 2008 and $100,214 in 2007 measured at fair value in accordance with SFAS No. 159)	164,466	221,617
Receivables under securities borrowed transactions (includes $271 in 2008 measured at fair value in accordance with SFAS No. 159)	99,596	133,140

	264,062	354,757
Trading assets, at fair value (includes securities pledged as collateral that can be sold or repledged of $27,074 in 2008 and $45,177 in 2007)
Derivative contracts	74,106	72,689
Equities and convertible debentures	34,311	60,681
Corporate debt and preferred stock	38,998	37,849
Mortgages, mortgage-backed, and asset-backed	19,130	28,013
Non-U.S. governments and agencies	8,998	15,082
U.S. Government and agencies	6,903	11,219
Municipals, money markets and physical commodities	6,912	9,136

	189,358	234,669

Investment securities (includes $4,045 in 2008 and $4,685 in 2007 measured at fair value in accordance with SFAS No. 159) (includes securities pledged as collateral that can be sold or repledged of $7,152 in 2008 and $16,124 in 2007)	72,182	82,532

Securities received as collateral, at fair value	47,654	45,245

Other receivables
Customers (net of allowance for doubtful accounts of $97 in 2008 and $24 in 2007)	84,077	70,719
Brokers and dealers	33,552	22,643
Interest and other	35,894	33,487

	153,523	126,849

Loans, notes, and mortgages (net of allowances for loan losses of $852 in 2008 and $533 in 2007) (includes $1,237 in 2008 and $1,149 in 2007 measured at fair value in accordance with SFAS No. 159)	75,737	94,992

Equipment and facilities (net of accumulated depreciation and amortization of $5,882 in 2008 and $5,518 in 2007)	3,082	3,127

Goodwill and other intangible assets	4,989	5,091

Other assets	5,986	8,443

Total Assets	$875,780	$1,020,050

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	Sept. 26,	Dec. 28,
(dollars in millions, except per share amount)	2008	2007

LIABILITIES

Securities financing transactions
Payables under repurchase agreements (includes $72,962 in 2008 and $89,733 in 2007 measured at fair value in accordance with SFAS No. 159)	$172,023	$235,725
Payables under securities loaned transactions	45,220	55,906

	217,243	291,631

Short-term borrowings (includes $3,079 in 2008 measured at fair value in accordance with SFAS No. 159)	25,693	24,914

Deposits	90,001	103,987

Trading liabilities, at fair value
Derivative contracts	55,613	73,294
Equities and convertible debentures	19,302	29,652
Non-U.S. governments and agencies	5,595	9,407
U.S. Government and agencies	3,828	6,135
Corporate debt and preferred stock	1,577	4,549
Municipals, money markets and other	830	551

	86,745	123,588

Obligation to return securities received as collateral, at fair value	47,654	45,245

Other payables
Customers	69,387	63,582
Brokers and dealers	27,897	24,499
Interest and other	40,277	44,545

	137,561	132,626

Long-term borrowings (includes $71,886 in 2008 and $76,334 in 2007 measured at fair value in accordance with SFAS No. 159)	227,326	260,973

Junior subordinated notes (related to trust preferred securities)	5,202	5,154

Total Liabilities	837,425	988,118

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred Stockholders’ Equity (liquidation preference of $30,000 per share; issued: 2008 — 244,100 shares; 2007 — 155,000 shares; liquidation preference of $1,000 per share; issued: 2008 and 2007 — 115,000 shares; liquidation preference of $100,000 per share; issued: 2008 — 17,000 shares)	8,605	4,383
Common Stockholders’ Equity
Shares exchangeable into common stock	39	39
Common stock (par value $1.33 1/3 per share; authorized: 3,000,000,000 shares; issued: 2008 — 2,030,675,842 shares; 2007 — 1,354,309,819 shares)	2,707	1,805
Paid-in capital	47,754	27,163
Accumulated other comprehensive loss (net of tax)	(4,334)	(1,791)
Retained earnings	7,960	23,737

	54,126	50,953

Less: Treasury stock, at cost (2008 — 432,167,085 shares; 2007 — 418,270,289 shares)	24,376	23,404

Total Common Stockholders’ Equity	29,750	27,549

Total Stockholders’ Equity	38,355	31,932

Total Liabilities and Stockholders’ Equity	$875,780	$1,020,050

 See Notes to Condensed Consolidated Financial Statements

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
		Sept. 28,
		2007
	Sept. 26,	As Restated
(dollars in millions)	2008	See Note 16

Cash flows from operating activities:
Net (loss)/earnings	$(11,768)	$2,056
Adjustments to reconcile net (loss)/earnings to cash provided by (used for) operating activities
Depreciation and amortization	671	633
Share-based compensation expense	1,787	1,220
Payment related to price reset on common stock offering	2,500	-
Deferred taxes	(5,571)	(1,380)
Gain on sale of Bloomberg L.P.	(4,296)	-
Earnings from equity method investments	(146)	(814)
Other	6,140	1,920
Changes in operating assets and liabilities:
Trading assets	45,311	(54,449)
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	658	(6,500)
Receivables under resale agreements	57,151	(41,479)
Receivables under securities borrowed transactions	33,544	(53,869)
Customer receivables	(13,359)	(11,977)
Brokers and dealers receivables	(10,905)	(7,574)
Proceeds from loans, notes, and mortgages held for sale	18,550	57,797
Other changes in loans, notes, and mortgages held for sale	(1,264)	(71,534)
Trading liabilities	(37,082)	27,949
Payables under repurchase agreements	(63,702)	75,961
Payables under securities loaned transactions	(10,686)	3,469
Customer payables	5,805	13,495
Brokers and dealers payables	3,398	744
Trading investment securities	942	3,339
Other, net	(14,708)	3,961

Cash provided by (used for) operating activities	2,970	(57,032)

Cash flows from investing activities:
Proceeds from (payments for):
Maturities of available-for-sale securities	5,978	10,511
Sales of available-for-sale securities	27,218	25,830
Purchases of available-for-sale securities	(29,121)	(43,633)
Proceeds from the sale of discontinued operations	12,576	-
Equipment and facilities, net	(593)	(364)
Loans, notes, and mortgages held for investment	(11,240)	4,830
Other investments	1,909	(6,711)
Acquisitions, net of cash	-	(1,826)

Cash provided by (used for) investing activities	6,727	(11,363)

Cash flows from financing activities:
Proceeds from (payments for):
Commercial paper and short-term borrowings	779	8,480
Issuance and resale of long-term borrowings	64,851	137,235
Settlement and repurchases of long-term borrowings	(83,353)	(60,620)
Deposits	(13,986)	874
Derivative financing transactions	554	(4)
Issuance of common stock	9,885	760
Issuance of preferred stock, net	9,281	1,494
Common stock repurchases	-	(5,272)
Other common stock transactions	(822)	670
Excess tax benefits related to share-based compensation	39	643
Dividends	(1,865)	(1,124)

Cash (used for) provided by financing activities	(14,637)	83,136

(Decrease) increase in cash and cash equivalents	(4,940)	14,741
Cash and cash equivalents, beginning of period	41,346	32,109

Cash and cash equivalents, end of period	$36,406	$46,850

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$422	$1,391
Interest paid	26,529	38,078

Non-cash investing and financing activities:
As a result of the conversion of $6.6 billion of Merrill Lynch’s mandatory convertible preferred stock, series 1, the Company recorded additional preferred dividends of $2.1 billion in the third quarter of 2008. The preferred dividends were paid in additional shares of common and preferred stock.

In satisfaction of Merrill Lynch’s obligations under the reset provisions contained in the investment agreement with Temasek, Merrill Lynch agreed to pay Temasek $2.5 billion, all of which was paid through the issuance of common stock.

As a result of the completed sale of Merrill Lynch’s 20% ownership stake in Bloomberg, L.P., Merrill Lynch recorded a $4.3 billion pre-tax gain. In connection with this sale, Merrill Lynch received notes totaling approximately $4.3 billion that have been recorded as held-to-maturity investment securities on the Condensed Consolidated Balance Sheets.

 See Notes to Condensed Consolidated Financial Statements

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss)/Income (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
(dollars in millions)	2008	2007	2008	2007

Net (loss)/earnings	$(5,152)	$(2,241)	$(11,768)	$2,056
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(141)	(9)	(189)	15
Net unrealized loss on investment securities available-for-sale	(544)	(741)	(2,358)	(765)
Net deferred gain/(loss) on cash flow hedges	37	46	(3)	19
Defined benefit pension and postretirement plans	(1)	4	5	13

Total other comprehensive loss, net of tax	(649)	(700)	(2,545)	(718)

Comprehensive (loss)/income	$(5,801)	$(2,941)	$(14,313)	$1,338

 See Notes to Condensed Consolidated Financial Statements

Merrill Lynch & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 26, 2008

Note 1.  Summary of Significant Accounting Policies

For a complete discussion of significant accounting policies, refer to the Audited Consolidated Financial Statements included in Merrill Lynch & Co. Inc.’s (“ML&Co.”) Annual Report on Form 10-K for the year-ended December 28, 2007 (“2007 Annual Report”).

On September 15, 2008, ML&Co. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bank of America Corporation (“Bank of America”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, a wholly owned subsidiary of Bank of America will merge with and into ML&Co. with ML&Co. continuing as the surviving corporation and as a wholly owned subsidiary of Bank of America. The merger has been approved by the board of directors of each of ML&Co. and Bank of America and is subject to shareholder votes at both companies.

Upon completion of the merger, each outstanding share of ML&Co. common stock will be converted into the right to receive 0.8595 shares of Bank of America common stock, and the Bank of America board of directors will be expanded to include three existing directors of ML&Co. The Merger Agreement contains certain termination rights for both ML&Co. and Bank of America and is subject to customary closing conditions, including standard regulatory approvals. The transaction is expected to close on December 31, 2008 or earlier subject to shareholder approval, customary closing conditions and regulatory approvals. In light of the pending transaction with Bank of America, ML&Co. is no longer pursuing the previously announced proposed sale of Financial Data Services, Inc. (“FDS”).

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of ML&Co. and subsidiaries (collectively, “Merrill Lynch” or the “Company”). The Condensed Consolidated Financial Statements are presented in accordance with U.S. Generally Accepted Accounting Principles, which include industry practices. Intercompany transactions and balances have been eliminated. The interim Condensed Consolidated Financial Statements for the three and nine month periods are unaudited; however, in the opinion of Merrill Lynch management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included.

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

Discontinued Operations

On August 13, 2007, Merrill Lynch announced a strategic business relationship with AEGON, N.V. (“AEGON”) in the areas of insurance and investment products. As part of this relationship, Merrill Lynch sold Merrill Lynch Life Insurance Company and ML Life Insurance Company of New York (together “Merrill Lynch Insurance Group” or “MLIG”) to AEGON for $1.3 billion in the fourth quarter of 2007, which resulted in an after-tax gain of approximately $316 million. The gain along with the financial results of MLIG, have been reported within discontinued operations for all periods presented. Merrill Lynch previously reported the results of MLIG in the Global Wealth Management (“GWM”) business segment. Refer to Note 15 for additional information.

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

VREs are defined to include entities that have both equity at risk that is sufficient to fund future operations and have equity investors with decision making ability that absorb the majority of the expected losses and expected returns of the entity. In accordance with SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, Merrill Lynch generally consolidates those VREs where it holds a controlling financial interest. For investments in limited partnerships and certain limited liability corporations that Merrill Lynch does not control, Merrill Lynch applies Emerging Issues Task Force (“EITF”) Topic D-46, Accounting for Limited Partnership Investments, which requires use of the equity method of accounting for investors that have more than a minor influence, which is typically defined as an investment of greater than 3% of the outstanding equity in the entity. For more traditional corporate structures, in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, Merrill Lynch applies the equity method of accounting where it has significant influence over the investee. Significant influence can be evidenced by a significant ownership interest (which is generally defined as a voting interest of 20% to 50%), significant board of director representation, or other contracts and arrangements.

VIEs — Those entities that do not meet the VRE criteria are generally analyzed for consolidation as either VIEs or QSPEs. Merrill Lynch consolidates those VIEs in which it absorbs the majority of the variability in expected losses and/or the variability in expected returns of the entity as required by FIN 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”). Merrill Lynch relies on a qualitative and/or quantitative analysis, including an analysis of the design of the entity, to determine if it is the primary beneficiary of the VIE and therefore must consolidate the VIE. Merrill Lynch reassesses whether it is the primary beneficiary of a VIE upon the occurrence of a reconsideration event.

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

Securitization Activities

In the normal course of business, Merrill Lynch securitizes commercial and residential mortgage loans; municipal, government, and corporate bonds; and other types of financial assets. Merrill Lynch may retain interests in the securitized financial assets through holding tranches of the securitization. In accordance with SFAS No. 140, Merrill Lynch recognizes transfers of financial assets that relinquish control as sales to the extent of cash and any proceeds received. Control is considered to be relinquished when all of the following conditions have been met:

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

Earnings from equity method investments include Merrill Lynch’s pro rata share of income and losses associated with investments accounted for under the equity method. In addition, earnings from equity method investments for the quarter and nine month period ended September 26, 2008 included a gain of $4.3 billion associated with the sale of Bloomberg, L.P. (see Note 5).

Other revenues include gains/(losses) on investment securities, including sales and other-than-temporary-impairment losses associated with certain available-for-sale securities, gains/(losses) on private equity investments that are held for capital appreciation and/or current income, and gains/(losses) on loans and other miscellaneous items.

Contractual interest and dividends received and paid on trading assets and trading liabilities, excluding derivatives, are recognized on an accrual basis as a component of interest and dividend revenues and interest expense. Interest and dividends on investment securities are recognized on an accrual basis as a component of interest and dividend revenues. Interest related to loans, notes, and mortgages, securities financing activities and certain short- and long-term borrowings are recorded on an accrual basis with related interest recorded as interest revenue or interest expense, as applicable. Contractual interest on structured notes, if any, is recorded as a component of interest expense.

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

Prior to adoption of SFAS No. 157, Merrill Lynch followed the provisions of EITF 02-3. Under EITF 02-3, recognition of day one gains and losses on derivative transactions where model inputs that significantly impact valuation are not observable were prohibited. Day one gains and losses deferred at inception under EITF 02-3 were recognized at the earlier of when the valuation of such derivative became observable or at the termination of the contract. Although the guidance in EITF 02-3 has been nullified, the recognition of significant inception gains and losses that incorporate unobservable inputs is reviewed by management to ensure such gains and losses are derived from observable inputs and/or incorporate reasonable assumptions about the unobservable component, such as implied bid-offer adjustments.

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

Counterparty Credit Risk

In determining fair value, Merrill Lynch considers both the credit risk of its counterparties, as well as its own creditworthiness. Merrill Lynch attempts to mitigate credit risk to third parties by entering into netting and collateral arrangements. Net counterparty exposure (counterparty positions netted by offsetting transactions and both cash and securities collateral) is then valued for counterparty creditworthiness and this resultant value is incorporated into the fair value of the respective instruments. Merrill Lynch generally calculates the credit risk adjustment for derivatives on observable market credit spreads.

SFAS No. 157 also requires that Merrill Lynch consider its own creditworthiness when determining the fair value of an instrument, including OTC derivative instruments. The approach to measuring the impact of Merrill Lynch’s credit risk on an instrument is done in the same manner as for third party credit risk. The impact of Merrill Lynch’s credit risk is incorporated into the fair value, even when credit risk is not readily observable, of an instrument such as in OTC derivatives contracts. OTC derivative liabilities are valued based on the net counterparty exposure as described above.

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

Where the fair value option has been elected, changes in the fair value of resale and repurchase agreements are reflected in principal transactions revenues and the contractual interest coupon is recorded as interest revenue or interest expense, respectively. For further information refer to Note 3. Resale and repurchase agreements recorded at their contractual amounts plus accrued interest approximate fair value, as the fair value of these items is not materially sensitive to shifts in market interest rates because of the short-term nature of these instruments or to credit risk because the resale and repurchase agreements are fully collateralized.

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

Securities borrowed and loaned transactions may be recorded at the amount of cash collateral advanced or received plus accrued interest or at fair value under the fair value option election in SFAS No. 159. Securities borrowed transactions require Merrill Lynch to provide the counterparty with collateral in the form of cash, letters of credit, or other securities. Merrill Lynch receives collateral in the form of cash or other securities for securities loaned transactions. For these transactions, the fees received or paid by Merrill Lynch are recorded as interest revenue or expense. On a daily basis, Merrill Lynch monitors the market value of securities borrowed or loaned against the collateral value, and Merrill Lynch may require counterparties to deposit additional collateral or may return collateral pledged, when appropriate. The carrying value of these instruments approximates fair value as these items are not materially sensitive to shifts in market interest rates because of their short-term nature and/or their variable interest rates.

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

Trading Assets and Liabilities

Merrill Lynch’s trading activities consist primarily of securities brokerage and trading; derivatives dealing and brokerage; commodities trading and futures brokerage; and securities financing transactions. Trading assets and trading liabilities consist of cash instruments (e.g., securities and loans) and derivative instruments used for trading purposes or for managing risk exposures in other trading inventory. See the Derivatives section of this Note for additional information on the accounting policy for derivatives. Trading assets and trading liabilities also include commodities inventory.

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

SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the Condensed Consolidated Balance Sheets and measure those instruments at fair value. The fair value of derivatives is recorded on a net-by-counterparty basis on the Condensed Consolidated Balance Sheets where management believes a legal right of setoff exists under an enforceable netting agreement.

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

Merrill Lynch formally assesses, both at the inception of the hedge and on an ongoing basis, whether the hedging derivatives are highly effective in offsetting changes in fair value or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge, Merrill Lynch discontinues hedge accounting. Under the provisions of SFAS No. 133, 100% hedge effectiveness is assumed for those derivatives whose terms meet the conditions of the SFAS No. 133 “short-cut method.”

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

Netting of Derivative Contracts

Where Merrill Lynch has entered into a legally enforceable netting agreement with counterparties, it reports derivative assets and liabilities, and any related cash collateral, net in the Condensed Consolidated Balance Sheets in accordance with FIN No. 39, Offsetting Amounts Related to Certain Contracts (“FIN No. 39”). Derivative assets and liabilities are presented net of cash collateral of approximately $24.0 billion and $43.7 billion, respectively, at September 26, 2008 and $13.5 billion and $39.7 billion, respectively, at December 28, 2007.

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

Merrill Lynch regularly (at least quarterly) evaluates each available-for-sale security whose value has declined below amortized cost to assess whether the decline in fair value is other-than-temporary. A decline in a debt security’s fair value is considered to be other-than-temporary if it is probable that all amounts contractually due will not be collected or management determines that it does not have the intent and ability to hold the security for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the security.

Merrill Lynch’s impairment review generally includes:

•	Identifying securities with indicators of possible impairment;
•	Analyzing individual securities with fair value less than amortized cost for specific factors including:

•	An adverse change in cash flows
•	The estimated length of time to recover from fair value to amortized cost
•	The severity and duration of the fair value decline from amortized cost
•	Evaluating the financial condition of the issuer;

•	Discussing evidential matter, including an evaluation of the factors that could cause individual securities to qualify as having other-than-temporary impairment;
•	Determining whether management intends to hold the security through to recovery. Absent other indicators of possible impairment, to the extent that Merrill Lynch has the ability and intent to hold the securities, no impairment charge will be recognized; and
•	Documenting the analysis and conclusions.

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

Merrill Lynch has minority investments in the common shares of corporations and in partnerships that do not fall within the scope of SFAS No. 115 or the Investment Company Guide. Merrill Lynch accounts for these investments using either the cost or the equity method of accounting based on management’s ability to influence the investees. See the Consolidation Accounting Policies section of this Note for more information.

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

Loans, Notes, and Mortgages, Net

Merrill Lynch’s lending and related activities include loan originations, syndications and securitizations. Loan originations include corporate and institutional loans, residential and commercial mortgages, asset-based loans, and other loans to individuals and businesses. Merrill Lynch also engages in secondary market loan trading (see Trading Assets and Liabilities section) and margin lending. Loans included in loans, notes, and mortgages are classified for accounting purposes as loans held for investment and loans held for sale.

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

New Accounting Pronouncements

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1 and FIN 45-4”), which amends SFAS No. 133 to require expanded disclosures regarding the potential effect of credit derivative instruments on an entity’s financial position, financial performance and cash flows. FSP FAS 133-1 and FIN 45-4 applies to credit derivative instruments where Merrill Lynch is the seller of protection. This includes freestanding credit derivative instruments as well as credit derivatives that are embedded in hybrid instruments. FSP FAS 133-1 and FIN 45-4 additionally amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) to require an additional disclosure about the current status of the payment/performance risk of guarantees. FSP FAS 133-1 and FIN 45-4 is effective prospectively for financial statements issued for fiscal years and interim periods ending after November 15, 2008.

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

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which clarifies that convertible instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 which will apply to Merrill Lynch due to the issuance of contingently convertible liquid yield option notes (“LYONs® ”) is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and is to be applied retrospectively for all periods that are presented in the annual financial statements for the period of adoption. Merrill Lynch is currently evaluating the impact of FSP APB 14-1 on the Condensed Consolidated Financial Statements.

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

In June 2007, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07- 1”). The intent of SOP 07-1 is to clarify which entities are within the scope of the AICPA Audit and Accounting Guide, Investment Companies (the “Guide”). For those entities that are investment companies under SOP 07-1, the SOP also addresses whether the specialized industry accounting principles of the Guide (referred to as “investment company accounting”) should be retained by the parent company in consolidation or by an investor that accounts for the investment under the equity method because it has significant influence over the investee. On October 17, 2007, the FASB proposed an indefinite delay of the effective dates of SOP 07-1 to allow the Board to address certain implementation issues that have arisen and possibly revise SOP 07-1.

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

Merrill Lynch also records revenues and expenses within a “Corporate” category. Corporate results primarily include gains and losses related to ineffective interest rate hedges on certain qualifying debt and the impact of certain hybrid financing instruments accounted for under SFAS No. 159. In addition, Corporate results for the three and nine month periods ended September 26, 2008 included expenses of $2.5 billion related to the payment to affiliates and transferees of Temasek Holdings (Private) Limited (“Temasek”) (refer to Note 10 for further information) and $425 million (which includes a fine of $125 million) associated with the auction rate securities (“ARS”) repurchase program and the associated settlement with regulators (refer to Note 11 for further information). Net revenues and pre-tax losses recorded within Corporate for the third quarter of 2008 were negative $56 million and $3.0 billion, respectively as compared with net revenues and pre-tax earnings of $20 million and $21 million, respectively, in the prior year period.

Net revenues and pre-tax losses recorded within Corporate for the nine months ended September 26, 2008 were negative $187 million and $3.1 billion, as compared with negative net revenues of $149 million and pre-tax losses of $159 million in the prior year period.

The following segment results represent the information that is relied upon by management in its decision-making processes. Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to Merrill Lynch’s consolidated net revenues and pre-tax earnings or loss from continuing operations.

(dollars in millions)

	GMI	GWM	Corporate	Total

Three months Ended Sept. 26, 2008
Non-interest revenues	$(3,382)	$2,666	$(457)	$(1,173)
Net interest profit(1)	219	569	401	1,189

Revenues, net of interest expense	(3,163)	3,235	(56)	16
Non-interest expenses(2)	2,851	2,482	2,934	8,267

Pre-tax (loss)/earnings from continuing operations(3)	$(6,014)	$753	$(2,990)	$(8,251)

Quarter-end total assets	$777,994	$97,360	$426	$875,780

Three months Ended Sept. 28, 2007
Non-interest revenues	$(4,311)	$2,965	$(588)	$(1,934)
Net interest profit(1)	1,133	573	608	2,314

Revenues, net of interest expense	(3,178)	3,538	20	380
Non-interest expenses	1,434	2,585	(1)	4,018

Pre-tax earnings/(loss) from continuing operations(3)	$(4,612)	$953	$21	$(3,638)

Quarter-end total assets(4)	$990,518	$106,243	$427	$1,097,188

Nine months Ended Sept. 26, 2008
Non-interest revenues	$(8,897)	$8,375	$(1,305)	$(1,827)
Net interest (loss)/profit(1)	(275)	1,818	1,118	2,661

Revenues, net of interest expense	(9,172)	10,193	(187)	834
Non-interest expenses(2)	9,448	8,116	2,933	20,497

Pre-tax (loss)/earnings from continuing operations(3)	$(18,620)	$2,077	$(3,120)	$(19,663)

Nine months Ended Sept. 28, 2007
Non-interest revenues	$7,411	$8,680	$(652)	$15,439
Net interest profit(1)	1,754	1,746	503	4,003

Revenues, net of interest expense	9,165	10,426	(149)	19,442
Non-interest expenses	9,633	7,710	10	17,353

Pre-tax (loss)/earnings from continuing operations(3)	$(468)	$2,716	$(159)	$2,089

(1)	Management views interest and dividend income net of interest expense in evaluating results.

(2)	Includes restructuring charges recorded in the three and nine month periods ended September 26, 2008 of $18 million and $329 million for GMI, respectively, and $21 million and $155 million for GWM, respectively. See Note 17 for further information.
(3)	See Note 15 to the Condensed Consolidated Financial Statements for further information on discontinued operations.
(4)	Amounts have been restated to reflect goodwill balances in the respective business segments. Such amounts ($4,516 million in GMI and $375 million in GWM) were previously included in Corporate.

Geographic Information

Merrill Lynch conducts its business activities through offices in the following five regions:

•	United States;
•	Europe, Middle East, and Africa;
•	Pacific Rim;
•	Latin America; and
•	Canada.

The principal methodologies used in preparing the geographic information below are as follows:

•	Revenues and expenses are generally recorded based on the location of the employee generating the revenue or incurring the expense without regard to legal entity;
•	Pre-tax earnings or loss from continuing operations include the allocation of certain shared expenses among regions; and
•	Intercompany transfers are based primarily on service agreements.

The information that follows, in management’s judgment, provides a reasonable representation of each region’s contribution to the consolidated net revenues and pre-tax loss or earnings from continuing operations:

(dollars in millions)

	For the Three Months Ended		For the Nine Months Ended

	Sept. 26, 2008	Sept. 28, 2007	Sept. 26, 2008	Sept. 28, 2007

Revenues, net of interest expense
Europe, Middle East, and Africa	$(1,339)	$1,233	$1,061	$5,454
Pacific Rim	311	1,481	1,858	4,160
Latin America	325	378	1,191	1,128
Canada	22	77	155	369

Total Non-U.S	(681)	3,169	4,265	11,111
United States(1)(2)(3)	697	(2,789)	(3,431)	8,331

Total revenues, net of interest expense	$16	$380	$834	$19,442

Pre-tax earnings from continuing operations
Europe, Middle East, and Africa	$(2,410)	$144	$(2,583)	$1,631
Pacific Rim	(275)	783	46	2,073
Latin America	104	189	473	553
Canada	(12)	37	16	213

Total Non-U.S	(2,593)	1,153	(2,048)	4,470
United States(1)(2)(3)	(5,658)	(4,791)	(17,615)	(2,381)

Total pre-tax (loss) earnings from continuing operations(4)	$(8,251)	$(3,638)	$(19,663)	$2,089

(1)	Corporate net revenues and adjustments are reflected in the U.S. region.

(2)	U.S. net revenues for the three and nine months ended September 26, 2008 include net losses of $10.2 billion and $26.1 billion, respectively, related to U.S. ABS CDOs, credit valuation adjustments related to hedges with financial guarantors, losses in the investment portfolio of Merrill Lynch’s U.S. banks, losses from other residential mortgage exposures, and losses from commercial real estate exposures. Losses for the three and nine months ended September 26, 2008 were partially offset by gains of $2.8 and $5.0 billion, respectively, that resulted from the widening of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term liabilities, and a $4.3 billion net gain related to the sale of Merrill Lynch’s ownership stake in Bloomberg L.P. (see Note 5).
(3)	U.S. net revenues for the three and nine months ended September 28, 2007 include net losses of $7.9 billion related to sub-prime residential mortgage-related securities and U.S. ABS CDOs.
(4)	See Note 15 for further information on discontinued operations.

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

Recurring Fair Value

The following tables present Merrill Lynch’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 26, 2008 and December 28, 2007, respectively.

(dollars in millions)
	Fair Value Measurements on a Recurring Basis
	as of Sept. 26, 2008
				Netting
	Level 1	Level 2	Level 3	Adj(1)	Total

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations	$2,216	$6,001	$-	$-	$8,217
Receivables under resale agreements	-	104,315	-	-	104,315
Receivables under securities borrowed transactions	-	271	-	-	271
Trading assets, excluding derivative contracts	42,472	54,957	17,823	-	115,252
Derivative contracts	6,249	637,168	32,535	(601,846)	74,106
Investment securities	3,166	41,396	4,202	-	48,764
Securities received as collateral	42,572	5,082	-	-	47,654
Loans, notes and mortgages	-	682	721	-	1,403
Other assets(2)	22	1,910	-	-	1,932
Liabilities:
Payables under repurchase agreements	$-	$72,962	$-	$-	$72,962
Short-term borrowings	-	3,064	15	-	3,079
Trading liabilities, excluding derivative contracts	27,673	3,431	28	-	31,132
Derivative contracts	5,507	642,533	28,835	(621,262)	55,613
Obligation to return securities received as collateral	42,572	5,082	-	-	47,654
Long-term borrowings(3)	-	60,855	11,535	-	72,390
Other payables — interest and other(2)	-	570	-	(82)	488

(1)	Represents counterparty and cash collateral netting.

(2)	Primarily represents certain derivatives used for non-trading purposes.
(3)	Includes bifurcated embedded derivatives carried at fair value.

Level 3 trading assets primarily include U.S. ABS CDOs of $4.0 billion, corporate bonds and loans of $10.8 billion and auction rate securities of $1.0 billion.

Level 3 derivative contracts (assets) primarily relate to derivative positions on U.S. ABS CDOs of $7.5 billion, $17.6 billion of other credit derivatives that incorporate unobservable correlation, and $7.4 billion of equity, currency, interest rate and commodity derivatives that are long-dated and/or have unobservable correlation.

Level 3 investment securities relate to certain private equity and principal investment positions of $4.2 billion.

Level 3 derivative contracts (liabilities) primarily relate to derivative positions on U.S. ABS CDOs of $8.5 billion, $13.1 billion of other credit derivatives that incorporate unobservable correlation, and $7.2 billion of equity and currency derivatives that are long-dated and/or have unobservable correlation.

Level 3 long-term borrowings primarily relate to structured notes with embedded equity and commodity derivatives of $8.8 billion that are long-dated and/or have unobservable correlation and $1.1 billion related to certain long-term borrowings issued by consolidated special purpose entities (“SPEs”).

(dollars in millions)
	Fair Value Measurements on a Recurring Basis
	as of December 28, 2007
				Netting
	Level 1	Level 2	Level 3	Adj(1)	Total

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations	$1,478	$5,595	$84	$-	$7,157
Receivables under resale agreements	-	100,214	-	-	100,214
Trading assets, excluding derivative contracts	71,038	81,169	9,773	-	161,980
Derivative contracts	4,916	522,014	26,038	(480,279)	72,689
Investment securities	2,240	53,403	5,491	-	61,134
Securities received as collateral	42,451	2,794	-	-	45,245
Loans, notes, and mortgages	-	1,145	63	-	1,208
Other assets(2)	7	1,739	-	(24)	1,722
Liabilities:
Payables under repurchase agreements	-	89,733	-	-	89,733
Trading liabilities, excluding derivative contracts	43,609	6,685	-	-	50,294
Derivative contracts	5,562	526,780	35,107	(494,155)	73,294
Obligation to return securities received as collateral	42,451	2,794	-	-	45,245
Long-term borrowings(3)	-	75,984	4,765	-	80,749
Other payables — interest and other(2)	2	287	-	(13)	276

(1)	Represents counterparty and cash collateral netting.

(2)	Primarily represents certain derivatives used for non-trading purposes.
(3)	Includes bifurcated embedded derivatives carried at fair value.

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

The following tables provide a summary of changes in fair value of Merrill Lynch’s Level 3 financial assets and liabilities for the three and nine months ended September 26, 2008 and September 28, 2007, respectively.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Three Months Ended Sept. 26, 2008
		Total Realized and Unrealized
		Gains or (Losses)			Total Realized and	Purchases,
		included in Income			Unrealized Gains	Issuances
	Beginning	Principal	Other		or (Losses)	and	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	Settlements	in (out)	Balance

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations	$-	$-	$-	$-	$-	$-	$-	-
Trading assets	20,190	303	-	5	308	(3,374)	699	17,823
Derivative contracts, net	(1,292)	(8,792)	-	-	(8,792)	13,348	436	3,700
Investment securities	4,589	(147)	(304)	-	(451)	61	3	4,202
Loans, notes and mortgages	172	(6)	(18)	1	(23)	557	15	721
Liabilities:
Trading liabilities	$-	$1	$-	$-	$1	$-	$29	28
Short-term borrowings	34	-	-	-	-	(19)	-	15
Long-term borrowings	12,749	3,788	271	-	4,059	(30)	2,875	11,535

Net losses in principal transactions during the quarter ended September 26, 2008 were due primarily to losses of $5.7 billion related to U.S. ABS CDOs and the termination and potential settlement of related hedges with monoline guarantor counterparties, of which $4.9 billion was realized due to the sale of these assets to an affiliate of Lone Star Funds (“Lone Star”). In addition, principal transactions also included $2.3 billion of losses related to net commodity derivative contracts. These losses were partially offset by $2.2 billion of gains related to long term borrowings with commodity related embedded derivatives.

The decrease in Level 3 trading assets due to purchases, issuances and settlements primarily resulted from the sale of U.S. ABS CDO sub-prime related assets to Lone Star. The majority of the decrease was offset by a loan to Lone Star, which is classified as trading assets, that financed approximately 75% of the U.S. ABS CDO assets purchased by Lone Star. In addition, the deconsolidation of certain Level 3 trading assets that were initially recognized as a result of consolidating certain SPEs contributed to the decrease in trading assets. As a result of the Lone Star transaction, certain total return swaps that were in liability positions at the beginning of the quarter were terminated, resulting in an increase in purchases, issuances and settlements for derivative contracts, net.

The Level 3 net transfers in for long-term borrowings were primarily due to decreased observability of inputs on certain long-dated equity-linked notes.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Nine Months Ended Sept. 26, 2008
		Total Realized and Unrealized Gains			Total Realized and	Purchases,
		or (Losses) included in Income			Unrealized Gains	Issuances
	Beginning	Principal	Other		or (Losses)	and	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	Settlements	in (out)	Balance

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations	$84	$-	$-	$1	$1	$(79)	$(6)	$-
Trading assets	9,773	(2,744)	-	86	(2,658)	7,025	3,683	17,823
Derivative contracts, net	(9,069)	(9,849)	-	5	(9,844)	25,467	(2,854)	3,700
Investment securities	5,491	(895)	(291)	-	(1,186)	159	(262)	4,202
Loans, notes and mortgages	63	(6)	(19)	(2)	(27)	676	9	721
Liabilities:
Trading liabilities	$-	$1	$-	$-	$1	$-	$29	$28
Short-term borrowings	-	-	-	-	-	15	-	15
Long-term borrowings	4,765	2,171	285	-	2,456	1,435	7,791	11,535

Net losses in principal transactions for the nine months ended September 26, 2008 were due primarily to losses of $14.7 billion related to U.S. ABS CDOs and the termination and potential settlement of related hedges with monoline guarantor counterparties, of which $4.9 billion was related to the sale of these assets to Lone Star. These losses were partially offset by $3.1 billion in gains on other credit derivatives that incorporate unobservable correlation.

The increase in Level 3 trading assets and net derivative contracts for the nine months ended September 26, 2008 due to purchases, issuances and settlements is primarily attributable to the recording of assets for which the exposure was previously recognized as derivative liabilities (total return swaps) at December 28, 2007. The increase in trading assets was partially offset by the sale of U.S. ABS CDO assets to Lone Star during the third quarter of 2008. As a result of the Lone Star transaction, certain total return swaps that were in a liability position were terminated, resulting in an increase in purchases, issuances and settlements for derivative contracts, net.

The Level 3 net transfers in for trading assets primarily relates to decreased observability of inputs on certain corporate bonds and loans. The Level 3 net transfers in for long-term borrowings were primarily due to decreased observability of inputs on certain long-dated equity linked notes.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Three Months Ended Sept. 28, 2007
		Total Realized and Unrealized
		Gains or (Losses)			Total Realized and	Purchases,
		included in Income			Unrealized Gains	Issuances
	Beginning	Principal	Other		or (Losses)	and	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	Settlements	in (out)	Balance

Assets:
Trading assets	$3,648	$(1,938)	$-	$6	$(1,932)	$1,608	$6,409	$9,733
Derivative contracts, net	229	(4,032)	(2)	11	(4,023)	139	81	(3,574)
Investment securities	5,784	(974)	4	-	(970)	938	(99)	5,653
Loans, notes and mortgages	4	-	(4)	-	(4)	(2)	9	7
Liabilities:
Long-term borrowings	$282	$280	$-	$-	$280	$81	$529	$612

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Nine Months Ended Sept. 28, 2007
		Total Realized and Unrealized
		Gains or (Losses)			Total Realized and	Purchases,
		included in Income			Unrealized Gains	Issuances
	Beginning	Principal	Other		or (Losses)	and	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	Settlements	in (out)	Balance

Assets:
Trading assets	$2,021	$(1,685)	$-	$34	$(1,651)	$2,111	$7,252	$9,733
Derivative contracts, net	(2,030)	(3,461)	3	17	(3,441)	946	951	(3,574)
Investment securities	5,117	(1,404)	484	5	(915)	2,142	(691)	5,653
Loans, notes and mortgages	7	-	(13)	-	(13)	(4)	17	7
Liabilities:
Long-term borrowings	$-	$280	$-	$-	$280	$81	$811	$612

The following tables provide the portion of gains or losses included in income for the three and nine months ended September 26, 2008 and September 28, 2007 attributable to unrealized gains or losses relating to those Level 3 assets and liabilities still held at September 26, 2008 and September 28, 2007, respectively.

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3 Assets and Liabilities Still Held at Sept. 26, 2008
	Three Months Ended Sept. 26, 2008				Nine Months Ended Sept. 26, 2008

	Principal	Other			Principal	Other
	Transactions	Revenue	Interest	Total	Transactions	Revenue	Interest	Total

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations	$-	$-	$-	$-	$-	$-	$1	$1
Trading assets	293	-	(29)	264	(2,753)	-	74	(2,679)
Derivative contracts, net	(3,979)	-	-	(3,979)	2,611	-	5	2,616
Investment securities	(102)	(304)	-	(406)	(822)	(295)	-	(1,117)
Loans, notes, and mortgages	(6)	(15)	1	(20)	(6)	(9)	(2)	(17)
Liabilities:
Long-term borrowings	$3,811	$271	$-	$4,082	$2,236	$285	$-	$2,521

Net unrealized losses in principal transactions for the three months ended September 26, 2008 were primarily due to $2.3 billion of losses related to net commodity derivative contracts and approximately $800 million of net losses on U.S. ABS CDO related assets and liabilities. These losses were partially offset by $2.2 billion of gains related to long term borrowings with commodity related embedded derivatives.

For the nine months ended September 26, 2008, net unrealized gains in principal transactions primarily relate to certain equity-linked structured notes.

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3 Assets and Liabilities Still Held at Sept. 28, 2007
	Three Months Ended Sept. 28, 2007				Nine Months Ended Sept. 28, 2007

	Principal	Other			Principal	Other
	Transactions	Revenue	Interest	Total	Transactions	Revenue	Interest	Total

Assets:
Trading assets	$(1,956)	$-	$6	$(1,950)	$(1,719)	$-	$34	$(1,685)
Derivative contracts, net	(4,088)	(2)	11	(4,079)	(3,589)	(2)	17	(3,574)
Investment securities	(974)	(6)	-	(980)	(1,404)	393	7	(1,004)
Loans, notes, and mortgages	-	1	-	1	-	4	-	4
Liabilities:
Long-term borrowings	$280	$-	$-	$280	$280	$-	$-	$280

Non-recurring Fair Value

Certain assets and liabilities are measured at fair value on a non-recurring basis and are not included in the tables above. These assets and liabilities primarily include loans and loan commitments held for sale and reported at lower of cost or fair value and loans held for investment that were initially measured at cost and have been written down to fair value as a result of an impairment. The following table shows the fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of September 26, 2008 and December 28, 2007, respectively.

(dollars in millions)
					Gains / (Losses)	Gains / (Losses)
	Non-Recurring Basis as of Sept. 26, 2008				Three Months Ended	Nine Months Ended
	Level 1	Level 2	Level 3	Total	Sept. 26, 2008	Sept. 26, 2008

Assets:
Loans, notes, and mortgages	$-	$11,297	$5,750	$17,047	$(2,577)	$(3,645)
Liabilities:
Other liabilities	$-	$705	$14	$719	$(77)	$(59)

(dollars in millions)
	Non-Recurring Basis
	as of December 28, 2007
	Level 1	Level 2	Level 3	Total

Assets:
Loans, notes, and mortgages	$-	$32,594	$7,157	$39,751
Liabilities:
Other liabilities	$-	$666	$-	$666

Loans, notes, and mortgages include held for sale loans that are carried at the lower of cost or fair value and for which the fair value was below the cost basis at September 26, 2008 and/or December 28, 2007. It also includes certain impaired held for investment loans where an allowance for loan losses has been calculated based upon the fair value of the loans or collateral. Level 3 assets as of September 26, 2008 primarily relate to United Kingdom (“U.K.”) residential and commercial real estate loans of $4.3 billion that are classified as held for sale where there continues to be significant illiquidity in the securitization market. The losses on the Level 3 loans were calculated primarily by a fundamental cash flow valuation analysis. This cash flow analysis includes cumulative loss and prepayment assumptions derived from multiple inputs including mortgage remittance reports, property prices and other market data. Level 3 assets as of December 28, 2007 primarily related to residential and commercial real estate loans that are classified as held for sale in the U.K. of $4.1 billion.

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

The following tables provide information about where in the Condensed Consolidated Statements of (Loss)/Earnings changes in fair values of assets and liabilities, for which the fair value option has been elected, are included for the three and nine months ended September 26, 2008 and September 28, 2007, respectively.

(dollars in millions)
	Changes in Fair Value For the Three			Changes in Fair Value For the Nine
	Months Ended Sept. 26,			Months Ended Sept. 26,
	2008, for Items Measured at Fair Value			2008, for Items Measured at Fair Value
	Pursuant to Fair Value Option			Pursuant to Fair Value Option
	Gains/	Gains/	Total	Gains/	Gains/	Total
	(losses)	(losses)	Changes	(losses)	(losses)	Changes
	Principal	Other	in Fair	Principal	Other	in Fair
	Transactions	Revenues	Value	Transactions	Revenues	Value

Assets:
Receivables under resale agreements	$139	$-	$139	$(70)	$-	$(70)
Investment securities	(588)	(212)	(800)	(671)	(251)	(922)
Loans, notes and mortgages	(40)	-	(40)	(37)	12	(25)
Liabilities:
Payables under repurchase agreements	$(100)	$-	$(100)	$(52)	$-	$(52)
Short-term borrowings	(367)	-	(367)	(185)	-	(185)
Long-term borrowings(1)	8,632	846	9,478	12,578	1,715	14,293

(1)	Other revenues primarily represent fair value changes on non-recourse long-term borrowings issued by consolidated SPEs.

(dollars in millions)
	Changes in Fair Value For the Three			Changes in Fair Value For the Nine
	Months Ended Sept. 28,			Months Ended Sept. 28,
	2007, for Items Measured at Fair			2007, for Items Measured at Fair
	Value Pursuant to Fair Value Option			Value Pursuant to Fair Value Option
	Gains/	Gains/	Total	Gains/	Gains/	Total
	(losses)	(losses)	Changes	(losses)	(losses)	Changes
	Principal	Other	in Fair	Principal	Other	in Fair
	Transactions	Revenues	Value	Transactions	Revenues	Value

Assets:
Receivables under resale agreements	$62	$-	$62	$67	$-	$67
Investment securities	(68)	(1)	(69)	142	20	162
Loans, notes and mortgages	(3)	20	17	(1)	60	59
Liabilities:
Payables under repurchase agreements	$(10)	$-	$(10)	$7	$-	$7
Long-term borrowings	576	-	576	1,417	-	1,417

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

Securities borrowed transactions:

Merrill Lynch elected the fair value option for certain Japanese government bond borrowing transactions during the second quarter of 2008. Fair value changes related to such transactions were immaterial for the three and nine months ended September 26, 2008.

Investment securities:

At September 26, 2008, investment securities primarily represented non-marketable convertible preferred shares for which Merrill Lynch has economically hedged a majority of the position with derivatives.

Loans, notes, and mortgages:

Merrill Lynch elected the fair value option for automobile and certain corporate loans because the loans are risk managed on a fair value basis. The change in the fair value of loans, notes, and mortgages for which the fair value option was elected that was attributable to changes in borrower-specific credit risk was not material for the three and nine months ended September 26, 2008 and for the three and nine months ended September 28, 2007.

For those loans, notes and mortgages for which the fair value option has been elected, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status are not material to the Condensed Consolidated Financial Statements.

Short-term and long-term borrowings:

Merrill Lynch elected the fair value option for certain short-term and long-term borrowings that are risk managed on a fair value basis, including structured notes, and for which hedge accounting under SFAS No. 133 had been difficult to obtain. The changes in the fair value of liabilities for which the fair value option was elected that was attributable to changes in Merrill Lynch credit spreads were estimated gains of $2.8 billion and $5.0 billion for the three and nine months ended September 26, 2008, respectively. The changes in the fair value of liabilities for which the fair value option was elected that were attributable to changes in Merrill Lynch credit spreads were estimated gains of $609 million and $628 million for the three and nine months ended September 28, 2007. Changes in Merrill Lynch specific credit risk are derived by isolating fair value changes due to changes in Merrill Lynch’s credit spreads as observed in the secondary cash market.

The fair value option was also elected for certain non-recourse long-term borrowings issued by consolidated SPEs. The fair value of these long-term borrowings is unaffected by changes in Merrill Lynch’s creditworthiness.

The following tables present the difference between fair values and the aggregate contractual principal amounts of receivables under resale agreements, receivables under securities borrowed transactions, loans, notes, and mortgages, payables under repurchase agreements, short-term and long-term borrowings for which the fair value option has been elected as of September 26, 2008 and December 28, 2007, respectively.

(dollars in millions)
	Fair Value	Principal
	at	Amount
	September 26,	Due Upon
	2008	Maturity	Difference

Assets:
Receivables under resale agreements	$104,315	$104,102	$213
Receivables under securities borrowed transactions	271	271	-
Loans, notes and mortgages	1,237	1,321	(84)
Liabilities:
Payables under repurchase agreements	$72,962	$72,902	$60
Short-term borrowings	3,079	3,071	8
Long-term borrowings(1)	71,886	76,183	(4,297)

(1)	The majority of the difference relates to the impact of the widening of Merrill Lynch’s credit spreads, the change in fair value of non-recourse debt, and zero coupon notes issued at a substantial discount from the principal amount.

(dollars in millions)
	Fair Value	Principal
	at	Amount
	December 28,	Due Upon
	2007	Maturity	Difference

Assets:
Receivables under resale agreements	$100,214	$100,090	$124
Loans, notes and mortgages(1)	1,149	1,355	(206)
Liabilities:
Long-term borrowings(2)	76,334	81,681	(5,347)

(1)	The majority of the difference relates to loans purchased at a substantial discount from the principal amount.

(2)	The majority of the difference relates to the impact of the widening of Merrill Lynch’s credit spreads, the change in fair value of non-recourse debt, and zero coupon notes issued at a substantial discount from the principal amount.

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

Concentration of Risk to the Mortgage Markets

At September 26, 2008, Merrill Lynch had sizeable exposure to the mortgage market through securities, derivatives, loans and loan commitments. This included:

•	Net exposures of $34.6 billion in U.S. Prime residential mortgage-related positions and $5.0 billion in other residential mortgage-related positions, excluding Merrill Lynch’s U.S. banks investment securities portfolio;
•	Net exposure of $15.7 billion in Merrill Lynch’s U.S. banks investment securities portfolio;
•	Net exposure of $12.8 billion in commercial real estate related positions, excluding First Republic, and $2.9 billion in First Republic commercial real estate related positions; and
•	Net exposure of $1.1 billion in U.S. super senior ABS CDO exposures.

In September 2008, Merrill Lynch sold $30.6 billion gross notional amount of U.S. super senior ABS CDOs (the “Portfolio”) to Lone Star for a purchase price of $6.7 billion. In connection with this sale, Merrill Lynch provided financing to the purchaser for approximately 75% of the purchase price. The recourse on this loan is limited to the assets of the purchaser, which consist solely of the Portfolio. All cash flows and distributions from the Portfolio (including sale proceeds) will be applied in accordance with a specified priority of payments. The loan is carried at fair value. Events of default under the loan are customary events of default, including failure to pay interest when due and failure to pay principal at maturity.

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

Concentration of Risk to Monoline Financial Guarantors

To economically hedge certain U.S. super senior ABS CDOs and U.S. sub-prime mortgage positions, Merrill Lynch entered into credit derivatives with various counterparties, including financial guarantors. At the end of the third quarter of 2008, the carrying value of hedges with financial guarantors related to U.S. super senior ABS CDOs was $1.4 billion, reduced from $2.9 billion at the end of the second quarter. The carrying value of hedges with financial guarantors related to other asset classes outside of U.S. super senior ABS CDOs increased from $3.6 billion at the end of the second quarter to $4.5 billion at the end of the third quarter of 2008, resulting from gains in the market value of these hedges.

During the third quarter of 2008, credit valuation adjustments related to Merrill Lynch’s remaining hedges with financial guarantors, including those related to U.S. super senior ABS CDOs, were not significant.

Note 4.  Securities Financing Transactions

Merrill Lynch enters into secured borrowing and lending transactions in order to meet customers’ needs and earn residual interest rate spreads, obtain securities for settlement and finance trading inventory positions.

Under these transactions, Merrill Lynch either receives or provides collateral, including U.S. Government and agencies, asset-backed, corporate debt, equity, and non-U.S. governments and agencies securities. Merrill Lynch receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans, and other loans. Under many agreements, Merrill Lynch is permitted to sell or repledge the securities received (e.g., use the securities to secure repurchase agreements, enter into securities lending transactions, or deliver to counterparties to cover short positions). At September 26, 2008 and December 28, 2007, the fair value of securities received as collateral where Merrill Lynch is permitted to sell or repledge the securities was $676 billion and $853 billion, respectively, and the fair value of the portion that has been sold or repledged was $535 billion and $675 billion, respectively. Merrill Lynch may use securities received as collateral for resale agreements to satisfy regulatory requirements such as Rule 15c3-3 of the SEC. The fair value of collateral used for this purpose was $14.9 billion and $19.3 billion at September 26, 2008 and December 28, 2007, respectively.

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

Merrill Lynch pledges assets to collateralize repurchase agreements and other secured financings. Pledged securities that can be sold or repledged by the secured party are parenthetically disclosed in trading assets and investment securities on the Condensed Consolidated Balance Sheets. The parenthetically disclosed amount for December 28, 2007 relating to trading assets has been restated from approximately $79 billion (as previously reported) to approximately $45 billion to properly reflect the amount of pledged securities that can be sold or repledged by the secured party. The carrying value and classification of securities owned by Merrill Lynch that have been pledged to counterparties where those counterparties do not have the right to sell or repledge at September 26, 2008 and December 28, 2007 are as follows:

(dollars in millions)

	Sept. 26,	Dec. 28,
	2008	2007

Trading asset category
Mortgages, mortgage-backed, and asset-backed securities	$16,746	$11,873
U.S. Government and agencies	6,027	11,110
Corporate debt and preferred stock	12,918	17,144
Non-U.S. governments and agencies	1,656	2,461
Equities and convertible debentures	16,179	9,327
Municipals and money markets	2,622	450

Total	$56,148	$52,365

Additionally, Merrill Lynch has pledged approximately $5.6 billion of loans and $12.5 billion of investment securities to counterparties at September 26, 2008, where those counterparties do not have the right to sell or repledge those assets.

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

•	Deferred compensation hedges, which are investments economically hedging deferred compensation liabilities and are accounted for at fair value.

Investment securities reported on the Condensed Consolidated Balance Sheets at September 26, 2008 and December 28, 2007 are as follows:

(dollars in millions)

	Sept. 26,	Dec. 28,
	2008	2007

Investment securities
Available-for-sale(1)	$40,206	$50,922
Trading	3,407	5,015
Held-to-maturity	4,581	267
Non-qualifying(2)
Equity investments(3)	27,892	29,623
Deferred compensation hedges(4)	1,565	1,710
Investments in trust preferred securities and other investments	435	438

Total	$78,086	$87,975

(1)	At September 26, 2008 and December 28, 2007, includes $5.9 billion and $5.4 billion, respectively, of investment securities reported in cash and securities segregated for regulatory purposes or deposited with clearing organizations.

(2)	Non-qualifying for SFAS No. 115 purposes.
(3)	Includes Merrill Lynch’s investment in BlackRock.
(4)	Represents investments that economically hedge deferred compensation liabilities.

Included in available-for-sale investment securities above are certain mortgage- and asset-backed securities held in Merrill Lynch’s U.S. banks investment securities portfolio. The fair values of most of these mortgage- and asset-backed securities have declined below the respective security’s amortized cost basis. Changes in fair value are initially captured in the financial statements by reporting the securities at fair value with the cumulative change in fair value reported in accumulated other comprehensive loss, a component of shareholder’s equity. Merrill Lynch regularly (at least quarterly) evaluates each security whose value has declined below amortized cost to assess whether the decline in fair value is other-than-temporary. If the decline in fair value is determined to be other-than-temporary, the cost basis of the security is reduced to an amount equal to the fair value of the security at the time of impairment (the new cost basis), and the amount of the reduction in cost basis is recorded in earnings.

A decline in a debt security’s fair value is considered to be other-than-temporary if it is probable that all amounts contractually due will not be collected. In assessing whether it is probable that all amounts contractually due will not be collected, Merrill Lynch considers the following:

•	Whether there has been an adverse change in the estimated cash flows of the security;
•	The period of time over which it is estimated that the fair value will increase from the current level to at least the amortized cost level, or until principal and interest is estimated to be received;
•	The period of time a security’s fair value has been below amortized cost;
•	The amount by which the security’s fair value is below amortized cost;
•	The financial condition of the issuer; and
•	Management’s ability and intent to hold the security until fair value recovers or until the principal and interest is received.

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

Other-than-temporary impairments related to Merrill Lynch’s U.S. banks investment securities portfolio, which are recorded within other revenues on the Condensed Consolidated Statement of (Loss)/Earnings, have been recognized for the three and nine month periods ended September 26, 2008 as follows:

(dollars in millions)

	Three Months Ended	Nine Months Ended
	Sept. 26,	Sept. 26,
	2008	2008

Security Description
Prime	$58	$255
Alt A	628	2,202
Sub-prime	110	204
CDOs	51	272

Total	$847	$2,933

The cumulative pre-tax balance in other comprehensive loss related to the U.S. banks investment securities portfolio was approximately negative $5.5 billion as of September 26, 2008.

Bloomberg, L.P.

The Company had a 20% ownership stake in Bloomberg L.P., which was accounted for under the equity method of accounting. On July 17, 2008, Merrill Lynch announced and completed the sale of its ownership stake in Bloomberg, L.P. to Bloomberg Inc., for $4.4 billion. The sale resulted in a $4.3 billion net pre-tax gain.

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

Merrill Lynch securitized assets of approximately $20.9 billion and $154.4 billion for the nine months ended September 26, 2008 and September 28, 2007, respectively. For the nine months ended September 26, 2008 and September 28, 2007, Merrill Lynch received $22.2 billion and $156.8 billion, respectively, of proceeds, and other cash inflows, from securitization transactions, and recognized net securitization gains of $11 million and $287 million, respectively, in Merrill Lynch’s Condensed Consolidated Statements of (Loss)/Earnings.

The table below summarizes the cash inflows received by Merrill Lynch from securitization transactions related to the following underlying asset types:

(dollars in millions)

	Nine Months Ended
	Sept. 26,	Sept. 28,
	2008	2007

Asset category
Residential mortgage loans	$13,258	$92,558
Municipal bonds	5,867	46,358
Commercial loans and corporate bonds	2,834	13,502
Other	196	4,430

Total	$22,155	$156,848

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

Retained interests in securitized assets were approximately $3.0 billion and $6.1 billion at September 26, 2008 and December 28, 2007, respectively, which related primarily to residential mortgage-related assets, municipal bond, and commercial-related assets and corporate bond securitization transactions. The majority of these retained interests include mortgage-backed securities that Merrill Lynch had expected to sell to investors in the normal course of its underwriting activity. However, the timing of any sale is subject to current and future market conditions.

The following table presents information on retained interests, excluding the offsetting benefit of financial instruments used to hedge risks, held by Merrill Lynch as of September 26, 2008 arising from Merrill Lynch’s residential mortgage-related assets, municipal bond, and commercial-related assets and corporate bond securitization transactions. The pre-tax sensitivities of the current fair value of the retained interests to immediate 10% and 20% adverse changes in assumptions and parameters are also shown.

(dollars in millions)

			Commercial-Related
	Residential		Assets and
	Mortgage-Related	Municipal	Corporate
	Assets	Bonds	Bonds

Retained interest amount	$1,048	$558	$1,401
Weighted average credit losses (rate per annum)(1)	0.7%	0.0%	2.0%
Impact on fair value of 10% adverse change	$(1)	$-	$(3)
Impact on fair value of 20% adverse change	$(3)	$-	$(7)
Weighted average discount rate	7.9%	7.1%	6.6%
Impact on fair value of 10% adverse change	$(31)	$(15)	$(15)
Impact on fair value of 20% adverse change	$(61)	$(27)	$(29)
Weighted average life (in years)	7.1	8.9	5.7
Weighted average prepayment speed (CPR)(2)	14.9%	0.0%	24.4%
Impact on fair value of 10% adverse change	$(9)	$-	$(4)
Impact on fair value of 20% adverse change	$(18)	$-	$(8)

CPR=Constant Prepayment Rate

(1)	Credit losses are computed only on positions for which expected credit loss is either a key assumption in the determination of fair value or is not reflected in the discount rate.
(2)	Relates to select securitization transactions where assets are prepayable.

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

The weighted average assumptions and parameters used initially to value retained interests relating to securitizations that were still held by Merrill Lynch as of September 26, 2008 are as follows:

			Commercial-Related
	Residential		Assets and
	Mortgage-Related	Municipal	Corporate
	Assets	Bonds	Bonds

Credit losses (rate per annum)(1)	0.2%	0.0%	1.5%
Weighted average discount rate	6.4%	5.2%	4.4%
Weighted average life (in years)	6.8	10.9	6.3
Prepayment speed assumption (CPR)(2)	15.7%	0.0%	16.6%

CPR = Constant Prepayment Rate

(1)	Credit losses are computed only on positions for which expected credit loss is either a key assumption in the determination of fair value or is not reflected in the discount rate.
(2)	Relates to select securitization transactions where assets are prepayable.

For residential mortgage-related assets and commercial-related assets and corporate bond securitizations, the investors and the securitization trust generally have no recourse to Merrill Lynch upon the event of a borrower default. See Note 11 to the Condensed Consolidated Financial Statements for information related to representations and warranties.

For municipal bond securitization SPEs, in the normal course of dealer market-making activities, Merrill Lynch acts as liquidity provider. Specifically, the holders of beneficial interests issued by municipal bond securitization SPEs have the right to tender their interests for purchase by Merrill Lynch on specified dates at a specified price. Beneficial interests that are tendered are then sold by Merrill Lynch to investors through a best efforts remarketing where Merrill Lynch is the remarketing agent. If the beneficial interests are not successfully remarketed, the holders of beneficial interests are paid from funds drawn under a standby liquidity facility issued by Merrill Lynch.

In addition to standby liquidity facilities, Merrill Lynch also provides default protection or credit enhancement to investors in securities issued by certain municipal bond securitization SPEs. Interest and principal payments on beneficial interests issued by these SPEs are secured by a guarantee issued by Merrill Lynch. In the event that the issuer of the underlying municipal bond defaults on any payment of principal and/or interest when due, the payments on the bonds will be made to beneficial interest holders from an irrevocable guarantee by Merrill Lynch. Additional information regarding these commitments is provided in Note 11 to the Condensed Consolidated Financial Statements.

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

Retained MSRs are accounted for in accordance with SFAS No. 156, which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits servicers to subsequently measure each separate class of servicing assets and liabilities at fair value rather than at the lower of amortized cost or market. Merrill Lynch has not elected to subsequently fair value retained MSRs.

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

Changes in Merrill Lynch’s MSR balance are summarized below:

(dollars in millions)

Carrying Value

Mortgage servicing rights, December 28, 2007 (fair value is $476)	$389
Additions	5
Amortization	(100)
Valuation allowance adjustments	(63)

Mortgage servicing rights, Sept. 26, 2008 (fair value is $267)	$231

The amount of contractually specified revenues for the three and nine months ended September 26, 2008 and September 28, 2007, which are included within managed accounts and other fee-based revenues in the Condensed Consolidated Statements of (Loss)/Earnings include:

(dollars in millions)

	For the Three		For the Nine
	Months Ended		Months Ended

	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
	2008	2007	2008	2007

Servicing fees	$82	$96	$284	$262
Ancillary and late fees	12	17	44	47

Total	$94	$113	$328	$309

The following table presents Merrill Lynch’s key assumptions used in measuring the fair value of MSRs at September 26, 2008 and the pre-tax sensitivity of the fair values to an immediate 10% and 20% adverse change in these assumptions:

(dollars in millions)

Fair value of capitalized MSRs	$267
Weighted average prepayment speed (CPR)	24.4%
Impact on fair value of 10% adverse change	$(15)
Impact on fair value of 20% adverse change	$(32)
Weighted average discount rate	17.2%
Impact on fair value of 10% adverse change	$(9)
Impact on fair value of 20% adverse change	$(17)

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

Variable Interest Entities

FIN 46(R) requires an entity to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the variability of the VIE’s expected losses, receive a majority of the variability of the VIE’s expected residual returns, or both. The entity required to consolidate a VIE is known as the primary beneficiary. A QSPE is a type of VIE that holds financial instruments and distributes cash flows to investors based on preset terms. QSPEs are commonly used in mortgage and other securitization transactions. In accordance with SFAS No. 140 and FIN 46(R), Merrill Lynch typically does not consolidate QSPEs. Information regarding QSPEs can be found in the Securitization section of this Note and the Guarantees section in Note 11 to the Condensed Consolidated Financial Statements.

Where an entity is a significant variable interest holder, FIN 46(R) requires that entity to disclose its maximum exposure to loss as a result of its interest in the VIE. It should be noted that this measure does not reflect Merrill Lynch’s estimate of the actual losses that could result from adverse changes because it does not reflect the economic hedges Merrill Lynch enters into to reduce its exposure.

The following tables summarize Merrill Lynch’s involvement with certain VIEs as of September 26, 2008 and December 28, 2007, respectively. The table below does not include information on QSPEs or those VIEs where Merrill Lynch is the primary beneficiary and holds a majority of the voting interests in the entity.

(dollars in millions)

			Significant Variable
	Primary Beneficiary		Interest Holder

	Net	Recourse	Total
	Asset	to Merrill	Asset	Maximum
	Size(4)	Lynch(5)	Size(6)	Exposure

September 26, 2008
Loan and real estate VIEs	$7,201	$2,689	$-	$-
Guaranteed and other funds(1)	1,516	344	122	64
Credit-linked note and other VIEs(2)	191	246	-	-
Tax planning VIEs(3)	1	45	151	5

December 28, 2007
Loan and real estate VIEs	$15,420	$-	$307	$232
Guaranteed and other funds(1)	4,655	928	246	23
Credit-linked note and other VIEs(2)	83	-	5,438	9,081
Tax planning VIEs(3)	1	-	483	15

(1)	The maximum exposure for guaranteed and other funds is the fair value of Merrill Lynch’s investments, derivatives entered into with the VIEs if they are in an asset position, and liquidity and credit facilities with certain VIEs.
(2)	The maximum exposure for credit-linked note and other VIEs is the notional amount of total return swaps that Merrill Lynch has entered into with the VIEs. This assumes a total loss on the referenced assets underlying the total return swaps. The maximum exposure may be different than the total asset size due to the netting of certain derivatives in the VIE.
(3)	The maximum exposure for tax planning VIEs reflects indemnifications made by Merrill Lynch to investors in the VIEs.
(4)	This column reflects the size of the assets held in the VIE after accounting for intercompany eliminations and any balance sheet netting of assets and liabilities as permitted by FIN 39.
(5)	This column reflects the extent, if any, to which investors have recourse to Merrill Lynch beyond the assets held in the VIE. For certain loan and real estate VIEs, recourse to Merrill Lynch represents the notional amount of derivatives that Merrill Lynch has on the assets in the VIEs.
(6)	This column reflects the total size of the assets held in the VIE.

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

For consolidated VIEs that hold loans or mortgage related assets, the assets of the VIEs are recorded in trading assets-mortgages, mortgage-backed and asset-backed, other assets, or loans, notes, and mortgages in the Condensed Consolidated Balance Sheets. For consolidated VIEs that hold real estate investments, these real estate investments are included in other assets in the Condensed Consolidated Balance Sheets. In certain instances, the beneficial interest holders in these VIEs have no recourse to the general credit of Merrill Lynch; their investments are paid exclusively from the assets in the VIE. However, investors have recourse to Merrill Lynch in instances where Merrill Lynch retains all the exposure to the assets in the VIE through total return swaps. These transactions resulted in an increase in recourse to Merrill Lynch at September 26, 2008 as compared to year end 2007. The net assets of loan and real estate VIEs decreased as Merrill Lynch sold mortgage-related securities, resulting in the associated VIEs qualifying as QSPEs; therefore, Merrill Lynch no longer consolidates these securitization vehicles.

Guaranteed and Other Funds

•	Merrill Lynch is the sponsor of funds that provide a guaranteed return to investors at the maturity of the VIE. This guarantee may include a guarantee of the return of an initial investment or of the initial investment plus an agreed upon return depending on the terms of the VIE. Investors in certain of these VIEs have recourse to Merrill Lynch to the extent that the value of the assets held by the VIEs at maturity is less than the guaranteed amount. In some instances, Merrill Lynch is the primary beneficiary and must consolidate the fund. Assets held in these VIEs are primarily classified in trading assets. In instances where Merrill Lynch is not the primary beneficiary, the guarantees related to these funds are further discussed in Note 11 to the Condensed Consolidated Financial Statements.

•	Merrill Lynch has made certain investments in alternative investment fund structures that are VIEs. Merrill Lynch is the primary beneficiary of these funds as a result of its substantial investment in the vehicles. Merrill Lynch records the assets in these VIEs in investment securities in the Condensed Consolidated Balance Sheets. The decrease in net assets was a result of redemptions of investments in certain funds.

•	Merrill Lynch had established two asset-backed commercial paper conduits (“Conduits”), one of which remained active until July 2008. Merrill Lynch had variable interests in these Conduits in the form of 1) a liquidity facility that protected commercial paper holders against short term changes in the fair value of the assets held by the Conduit in the event of a disruption in the commercial paper market, and 2) a credit facility to the Conduit that protected commercial paper investors against credit losses for up to a certain percentage of the portfolio of assets held by the Conduit. Merrill Lynch also provided a liquidity facility with a third Conduit that it did not establish and Merrill Lynch had purchased all the assets from this Conduit at December 28, 2007.

The remaining Conduit became inactive in July 2008 as Merrill Lynch purchased the assets of this Conduit. Merrill Lynch does not intend to utilize this or the other Conduits discussed above in the future. At September 26, 2008, Merrill Lynch has no liquidity and credit facilities outstanding or maximum exposure to loss as these Conduits are no longer active.

The liquidity and credit facilities are further discussed in Note 11.

Credit-Linked Note and Other VIEs

•	Merrill Lynch has entered into transactions with VIEs where Merrill Lynch typically purchases credit protection from the VIE in the form of a derivative in order to synthetically expose investors to a specific credit risk. These are commonly known as credit-linked note VIEs. Merrill Lynch also takes synthetic exposure to the underlying investment grade collateral held in these VIEs, which primarily includes super senior U.S. sub-prime ABS CDOs, through total return swaps. As a result of a reconsideration event during the first quarter of 2008, Merrill Lynch’s exposure to these vehicles declined such that Merrill Lynch no longer holds a significant variable interest in these vehicles. The decrease in Total Asset Size and Maximum Exposure as compared to year end 2007 is due to Merrill Lynch no longer holding a significant variable interest in these vehicles. Merrill Lynch recorded its transactions with these VIEs as trading assets/liabilities-derivative contracts in the Condensed Consolidated Financial Statements.

•	In 2004, Merrill Lynch entered into a transaction with a VIE whereby Merrill Lynch arranged for additional protection for directors and employees to indemnify them against certain losses that they may incur as a result of claims against them. Merrill Lynch is the primary beneficiary and consolidates the VIE because its employees benefit from the indemnification arrangement. As of September 26, 2008 and December 28, 2007 the assets of the VIE totaled approximately $16 million, representing a purchased credit default agreement, which is recorded in other assets on the Condensed Consolidated Balance Sheets. In the event of a Merrill Lynch insolvency, proceeds of $140 million will be received by the VIE to fund any claims. Neither Merrill Lynch nor its creditors have any recourse to the assets of the VIE.

Tax Planning VIEs

•	Merrill Lynch has entered into transactions with VIEs that are used, in part, to provide tax planning strategies to investors and/or Merrill Lynch through an enhanced yield investment security. These structures typically provide financing to Merrill Lynch and/or the investor at enhanced rates. Merrill Lynch may be either the primary beneficiary of and consolidate the VIE, or may be a significant variable interest holder in the VIE.

Note 7.  Loans, Notes, Mortgages and Related Commitments to Extend Credit

Loans, notes, mortgages and related commitments to extend credit include:

•	Consumer loans, which are substantially secured, including residential mortgages, home equity loans, and other loans to individuals for household, family, or other personal expenditures.

•	Commercial loans including corporate and institutional loans (including corporate and financial sponsor, non-investment grade lending commitments), commercial mortgages, asset-based loans, small- and middle-market business loans, and other loans to businesses.

Loans, notes, mortgages and related commitments to extend credit at September 26, 2008 and December 28, 2007, are presented below. This disclosure includes commitments to extend credit that, if drawn upon, will result in loans held for investment or loans held for sale.

(dollars in millions)

	Loans		Commitments(1)

	Sept. 26,	Dec. 28,	Sept. 26,	Dec. 28,
	2008	2007	2008(2)(3)	2007(3)

Consumer:
Mortgages	$30,027	$26,939	$9,154	$7,023
Other	2,573	5,392	2,484	3,298
Commercial and small- and middle-market business:
Investment grade	14,684	18,917	33,842	36,921
Non-investment grade	29,305	44,277	10,818	30,990

	76,589	95,525	56,298	78,232
Allowance for loan losses	(852)	(533)	-	-
Reserve for lending-related commitments	-	-	(1,668)	(1,408)

Total, net	$75,737	$94,992	$54,630	$76,824

(1)	Commitments are outstanding as of the date the commitment letter is issued and are comprised of closed and contingent commitments. Closed commitments represent the unfunded portion of existing commitments available for draw down. Contingent commitments are contingent on the borrower fulfilling certain conditions or upon a particular event, such as an acquisition. A portion of these contingent commitments may be syndicated among other lenders or replaced with capital markets funding.
(2)	See Note 11 to the Condensed Consolidated Financial Statements for a maturity profile of these commitments.
(3)	In addition to the loan origination commitments included in the table above, at September 26, 2008, Merrill Lynch entered into agreements to purchase $395 million of loans that, upon settlement of the commitment, will be classified in loans held for investment and loans held for sale. Similar loan purchase commitments totaled $330 million at December 28, 2007. See Note 11 to the Condensed Consolidated Financial Statements for additional information.

Activity in the allowance for loan losses is presented below:

(dollars in millions)

	Nine Months Ended
	Sept. 26,	Sept. 28,
	2008	2007

Allowance for loan losses, at beginning of period	$533	$478
Provision for loan losses	538	96
Charge-offs	(233)	(53)
Recoveries	9	25

Net charge-offs	(224)	(28)
Other	5	42

Allowance for loan losses, at end of period	$852	$588

Consumer loans, which are substantially secured, consisted of approximately 317,000 individual loans at September 26, 2008. Commercial loans consisted of approximately 14,000 separate loans. The principal balance of non-accrual loans was $1.2 billion at September 26, 2008 and $607 million at December 28, 2007. The investment grade and non-investment grade categorization is determined using the credit rating agency equivalent of internal credit ratings. Non-investment grade counterparties are those rated lower than the BBB− category. In some cases Merrill Lynch enters into single name and index credit default swaps to mitigate credit exposure related to funded and unfunded commercial loans. The notional value of these swaps totaled $13.5 billion and $16.1 billion at September 26, 2008 and December 28, 2007, respectively. For information on credit risk management see Note 3 of the 2007 Annual Report.

The above amounts include $18.9 billion and $49.0 billion of loans held for sale at September 26, 2008 and December 28, 2007, respectively. Loans held for sale are loans that management expects to sell prior to maturity. At September 26, 2008, such loans consisted of $5.7 billion of consumer loans, primarily residential mortgages and automobile loans, and $13.2 billion of commercial loans, approximately 11% of which are to investment grade counterparties. At December 28, 2007, such loans consisted of $11.6 billion of consumer loans, primarily residential mortgages and automobile loans, and $37.4 billion of commercial loans, approximately 19% of which were to investment grade counterparties.

Note 8.  Goodwill and Intangibles

Goodwill

Goodwill is the cost of an acquired company in excess of the fair value of identifiable net assets at acquisition date. Goodwill is tested annually (or more frequently under certain conditions) for impairment at the reporting unit level in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. At September 26, 2008, Merrill Lynch conducted an annual goodwill impairment test. The test was performed for the Fixed Income, Currencies and Commodities (“FICC”), Equity Markets, Investment Banking, and GWM reporting units and compared the fair value of each reporting unit to its carrying value, including goodwill. Based on this analysis, Merrill Lynch determined that there was no impairment of goodwill.

The following table sets forth the changes in the carrying amount of Merrill Lynch’s goodwill by business segment for the nine months ended September 26, 2008:

(dollars in millions)
	GMI	GWM	Total

Goodwill:
December 28, 2007	$2,970	$1,620	$4,590
Translation adjustment and other	(21)	(1)	(22)

September 26, 2008	$2,949	$1,619	$4,568

Intangible Assets

Intangible assets at September 26, 2008 and December 28, 2007 consist primarily of value assigned to customer relationships and core deposits. Intangible assets with definite lives are tested for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) whenever certain conditions exist which would indicate the carrying amounts of such assets may not be recoverable. Intangible assets with definite lives are amortized over their respective estimated useful lives.

The gross carrying amounts of intangible assets were $631 million and $644 million as of September 26, 2008 and December 28, 2007, respectively. Accumulated amortization of other intangible assets amounted to $210 million and $143 million at September 26, 2008 and December 28, 2007, respectively.

Amortization expense for the three and nine months ended September 26, 2008 was $20 million and $73 million, respectively. Amortization expense for the three and nine months ended September 28, 2007 was $128 million and $171 million, respectively, which included a $107 million write-off of identifiable intangible assets related to First Franklin mortgage broker relationships in the third quarter of 2007.

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

Total borrowings at September 26, 2008 and December 28, 2007, which are comprised of short-term borrowings, long-term borrowings and junior subordinated notes (related to trust preferred securities), consisted of the following:

(dollars in millions)
	Sept. 26,	Dec. 28,
	2008	2007

Senior debt issued by ML & Co.	$137,077	$148,190
Senior debt issued by subsidiaries — guaranteed by ML & Co.	9,862	14,878
Senior structured notes issued by ML & Co.	38,130	45,133
Senior structured notes issued by subsidiaries — guaranteed by ML & Co.	30,883	31,401
Subordinated debt issued by ML & Co.	12,725	10,887
Junior subordinated notes (related to trust preferred securities)	5,202	5,154
Other subsidiary financing — non-recourse(1) and/or not guaranteed by ML & Co.	24,342	35,398

Total	$258,221	$291,041

(1)	Other subsidiary financing — non-recourse is primarily attributable to debt issued to third parties by consolidated entities that are VIEs. Additional information regarding VIEs is provided in Note 6 to the Condensed Consolidated Financial Statements.

Borrowings and deposits at September 26, 2008 and December 28, 2007, are presented below:

(dollars in millions)
	Sept. 26,	Dec. 28,
	2008	2007

Short-term borrowings
Commercial paper	$4,423	$12,908
Promissory notes	-	2,750
Secured short-term borrowings(1)	13,809	4,851
Other unsecured short-term borrowings	7,461	4,405

Total	$25,693	$24,914

Long-term borrowings(2)
Fixed-rate obligations(3)	$106,440	$102,020
Variable-rate obligations(4)(5)	119,254	156,743
Zero-coupon contingent convertible debt (LYONs® )	1,599	2,210
Other Zero-coupon obligations	33	-

Total	$227,326	$260,973

Deposits
U.S.	$70,022	$76,634
Non U.S.	19,979	27,353

Total	$90,001	$103,987

(1)	Consisted primarily of borrowings from Federal Home Loan Banks for both periods, and as of September 26, 2008, also included borrowings under a secured bank credit facility.
(2)	Excludes junior subordinated notes (related to trust preferred securities).
(3)	Fixed-rate obligations are generally swapped to floating rates.
(4)	Variable interest rates are generally based on rates such as LIBOR, the U.S. Treasury Bill Rate, or the Federal Funds Rate.
(5)	Included are various equity-linked, credit-linked or other indexed instruments.

At September 26, 2008, long-term borrowings mature as follows:

(dollars in millions)

Less than 1 year	$62,647	28%
1 - 2 years	32,218	14
2+ - 3 years	14,877	7
3+ - 4 years	26,679	12
4+ - 5 years	16,420	7
Greater than 5 years	74,485	32

Total	$227,326	100%

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

Except for the $1.6 billion of aggregate principal amount of floating rate zero-coupon contingently convertible liquid yield option notes (“LYONs® ”) that were outstanding at September 26, 2008, the $4.0 billion credit facility described below, the $7.5 billion secured short-term credit facility described below and the $10 billion short-term unsecured credit facility described in Note 18, senior and subordinated debt obligations issued by ML & Co. and senior debt issued by subsidiaries and guaranteed by ML & Co. do not contain provisions that could, upon an adverse change in ML & Co.’s credit rating, financial ratios, earnings, cash flows, or stock price, trigger a requirement for an early payment, additional collateral support, changes in terms, acceleration of maturity, or the creation of an additional financial obligation.

On March 13, 2008, approximately $0.6 billion of LYONs® were submitted to Merrill Lynch for repurchase at an accreted price of $1,089.05, resulting in no gain or loss to Merrill Lynch. Following the repurchase, $1.6 billion of LYONs® remain outstanding. Merrill Lynch amended the terms of its outstanding LYONs® in March 2008 to include the following:

•	An increase in the number of shares into which the LYONs® convert from 14.0915 shares to 16.5 shares; in August 2008, the conversion rate was adjusted to 16.6771 shares due to the payment of quarterly cash dividends in excess of $0.16 per share,

•	An extension of the call protection in the LYONs® , which would otherwise have terminated on March 13, 2008, through March 13, 2014,

•	The inclusion of two additional dates, September 13, 2010 and March 13, 2014, on which investors can require Merrill Lynch to repurchase the LYONs® .

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

The effective weighted-average interest rates for borrowings at September 26, 2008 and December 28, 2007 (excluding structured notes) were as follows:

	Sept. 26,	Dec. 28,
	2008	2007

Short-term borrowings	3.07%	4.64%
Long-term borrowings	4.91	4.35
Junior subordinated notes (related to trust preferred securities)	6.82	6.91

See Note 9 of the 2007 Annual Report for additional information on Borrowings.

Merrill Lynch also obtains standby letters of credit from issuing banks to satisfy various counterparty collateral requirements, in lieu of depositing cash or securities collateral. Such standby letters of credit aggregated $4.4 billion and $5.8 billion at September 26, 2008 and December 28, 2007, respectively.

Committed Credit Facilities

Merrill Lynch maintains credit facilities that are available to cover regular and contingent funding needs. Merrill Lynch maintains a committed, three-year multi-currency, unsecured bank credit facility that totaled $4.0 billion as of September 26, 2008 and which expires in April 2010. Merrill Lynch borrows regularly from this facility as an additional funding source to conduct normal business activities. At both September 26, 2008 and December 28, 2007, Merrill Lynch had $1.0 billion of borrowings outstanding under this facility. This facility requires Merrill Lynch to maintain a minimum consolidated net worth, which it significantly exceeded.

Merrill Lynch also maintains two committed, secured credit facilities which totaled $5.7 billion and $6.5 billion, respectively, at September 26, 2008 and December 28, 2007. One of these facilities matures in May 2009, and the other in December 2008. Both facilities include a one-year term-out feature that allows ML & Co., at its option, to extend borrowings under the facilities for an additional year beyond their respective expiration dates. The secured facilities permit borrowings by ML & Co. and select subsidiaries, secured by a broad range of collateral. At September 26, 2008 and December 28, 2007, Merrill Lynch had no borrowings outstanding under either facility.

During June 2008, Merrill Lynch terminated the $11.75 billion committed, secured credit facilities previously maintained with two financial institutions. The secured facilities were available if collateralized by government obligations eligible for pledging. The facilities were scheduled to expire at various dates through 2014, but could be terminated earlier by either party under certain circumstances. The decision to terminate the facilities was based on changes in tax laws that adversely impacted the economics of the facility structures. At December 28, 2007, Merrill Lynch had no borrowings outstanding under the facilities.

In September 2008, Merrill Lynch established an additional $7.5 billion bilateral secured credit facility with Bank of America. This facility permits borrowings by Merrill Lynch and select subsidiaries which can be collateralized by a variety of assets, including corporate and commercial real estate loans. The facility matures on the earlier of March 26, 2009 or the completion or termination date of the pending acquisition of Merrill Lynch by Bank of America. This facility requires Merrill Lynch to maintain a minimum consolidated net worth, which it significantly exceeded. As of September 26, 2008, there was $3.0 billion outstanding under this facility.

Consistent with industry conventions, Merrill Lynch has historically financed a portion of its financial assets through short-term and secured funding. As a result of the prevailing challenging conditions, many financial institutions, including Merrill Lynch, have found it increasingly difficult to obtain such financing on commercially reasonable terms. Any inability of Merrill Lynch to obtain such financing on commercially reasonable terms could adversely affect Merrill Lynch’s financial condition or results of operations.

Note 10.  Stockholders’ Equity and Earnings Per Share

Preferred Stock Issuance

On April 29, 2008, Merrill Lynch issued $2.7 billion of new perpetual 8.625% Non-Cumulative Preferred Stock, Series 8.

Mandatory Convertible Preferred Stock Issuance

On various dates in January and February 2008, Merrill Lynch issued an aggregate of 66,000 shares of 9% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 1, par value $1.00 per share and liquidation preference $100,000 per share, to several long-term investors at a price of $100,000 per share (the “Series 1 convertible preferred stock”), for an aggregate purchase price of approximately $6.6 billion. The Series 1 convertible preferred stock contained a reset feature, which would have resulted in an adjustment to the conversion formula in certain circumstances.

On July 28, 2008, holders of $4.9 billion of the $6.6 billion of outstanding Series 1 convertible preferred stock agreed to exchange their Series 1 convertible preferred stock for approximately 177 million shares of common stock, plus $65 million in cash. Holders of the remaining $1.7 billion of outstanding Series 1 convertible preferred stock agreed to exchange their preferred stock for new mandatory convertible preferred stock described below. Because all holders of Series 1 convertible preferred stock exchanged their shares, the reset feature associated with the Series 1 convertible preferred stock has been eliminated. In connection with the exchange of the Series 1 convertible preferred stock and in satisfaction of its obligations under the reset provisions of the Series 1 convertible preferred stock, Merrill Lynch recorded additional preferred dividends of $2.1 billion in the third quarter of 2008.

On July 28, 2008 Merrill Lynch issued an aggregate of 12,000 shares of newly issued 9% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 2, par value $1.00 per share and liquidation preference $100,000 per share (the “Series 2 convertible preferred stock”). On July 29, 2008 Merrill Lynch issued an aggregate of 5,000 shares of newly issued 9% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 3, par value $1.00 per share and liquidation preference $100,000 per share (the “Series 3 convertible preferred stock” and, together with the Series 2 convertible preferred stock, the “new convertible preferred stock”).

If not converted earlier, the new convertible preferred stock will automatically convert into Merrill Lynch common stock on October 15, 2010, based on the 20 consecutive trading day volume weighted average price of Merrill Lynch common stock ending the day immediately preceding the mandatory conversion date (“the current stock price”). The number of shares of Merrill Lynch common stock that a holder of the new convertible preferred stock will receive upon conversion will be determined based on the current stock price on the mandatory conversion date relative to the respective minimum conversion price and threshold appreciation price on the mandatory conversion date.

If the current stock price at the mandatory conversion date is less than the threshold appreciation price but greater than the minimum conversion price, a holder will receive a variable number of shares of common stock equal to the value of its initial investment. The following table shows the number of shares of common stock a holder will receive in other circumstances:

			Current stock price	Current stock price
			is greater than or	is less than or
	Initial minimum	Initial threshold	equal to initial threshold	equal to initial minimum
Series	conversion price	appreciation price	appreciation price	conversion price

Series 2	$33.00	$38.61	2,590 shares	3,030 shares
Series 3	$22.50	$26.33	3,798 shares	4,444 shares

The conversion rates described above are subject to certain anti-dilution provisions. Holders of the new convertible preferred stock may elect to convert anytime prior to October 15, 2010 into the minimum number of shares permitted under the conversion formula. In addition, Merrill Lynch has the ability to accelerate conversion in the event that the convertible preferred stock no longer qualifies as Tier 1 capital for regulatory purposes. Upon an accelerated conversion, a holder will receive the maximum number of shares permitted under the conversion formula. In addition, Merrill Lynch will pay to the holder of the new convertible preferred stock an amount equal to the present value of the remaining fixed dividend payments through and including the original mandatory conversion date.

Dividends on the new convertible preferred stock, if and when declared, are payable in cash on a quarterly basis in arrears on February 28, May 28, August 28 and November 28 of each year through the mandatory conversion date. Merrill Lynch may not declare dividends on its common stock unless dividends have been declared on the new convertible preferred stock.

The new convertible preferred stock is reported in Preferred Stockholders’ Equity in the Condensed Consolidated Balance Sheet.

Common Stock Issuance

On December 24, 2007, Merrill Lynch reached agreements with each of Temasek and Davis Selected Advisors LP (“Davis”) to sell an aggregate of 116.7 million shares of newly issued common stock, par value $1.33 1/3 per share, at $48.00 per share, for an aggregate purchase price of approximately $5.6 billion.

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

In connection with the Temasek transaction, Merrill Lynch agreed that if it were to sell any common stock (or equity securities convertible into common stock) within one year of the closing of the initial Temasek purchase at a purchase, conversion or reference price per share less than $48.00, then it must make a payment to Temasek to compensate Temasek for the aggregate excess amount per share paid by Temasek, which is settled in cash or common stock at Merrill Lynch’s option.

On July 28, 2008, Merrill Lynch announced a public offering of 437 million shares of common stock (including the exercise of the over-allotment option) at a price of $22.50 per share, for an aggregate amount of $9.8 billion. In satisfaction of Merrill Lynch’s obligations under the reset provisions contained in the investment agreement with Temasek, Merrill Lynch agreed to pay Temasek $2.5 billion, all of which was invested in the offering at the public offering price without any future reset protection. On August 1, 2008, Merrill Lynch issued 368,273,954 shares of common stock as part of the offering. On September 26, 2008 an additional 68,726,046 shares of common stock were issued to Temasek after receipt of the requisite regulatory approvals. In total, Temasek received $3.4 billion of common stock in the offering. The $2.5 billion payment to Temasek was recorded as an expense in the Condensed Consolidated Statement of (Loss)/Earnings during the third quarter of 2008.

Earnings Per Share

Basic EPS is calculated by dividing earnings applicable to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents the computations of basic and diluted EPS:

(dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended

	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
	2008	2007	2008	2007

Net (loss)/earnings from continuing operations	$(5,120)	$(2,380)	$(11,723)	$1,660
Net (loss)/earnings from discontinued operations	(32)	139	(45)	396
Preferred stock dividends	(2,319)	(73)	(2,730)	(197)

Net (loss)/earnings applicable to common stockholders — for basic and diluted EPS(1)	$(7,471)	$(2,314)	$(14,498)	$1,859

(shares in thousands)
Weighted-average basic shares outstanding(2)	1,338,963	821,565	1,098,630	832,222
Effect of dilutive instruments:
Employee stock options(3)	-	-	-	36,764
FACAAP shares(3)	-	-	-	20,552
Restricted shares and units(3)	-	-	-	23,524
Convertible LYONs® (4)	-	-	-	3,213
ESPP shares(3)	-	-	-	11

Dilutive potential common shares	-	-	-	84,064

Diluted Shares(5)(6)(7)	1,338,963	821,565	1,098,630	916,286

Basic EPS from continuing operations	$(5.56)	$(2.99)	$(13.16)	$1.75
Basic EPS from discontinued operations	(0.02)	0.17	(0.04)	0.48

Basic EPS	$(5.58)	$(2.82)	$(13.20)	$2.23

Diluted EPS from continuing operations	$(5.56)	$(2.99)	$(13.16)	$1.60
Diluted EPS from discontinued operations	(0.02)	0.17	(0.04)	0.43

Diluted EPS	$(5.58)	$(2.82)	$(13.20)	$2.03

Common shares outstanding at period end	1,600,100	855,375	1,600,100	855,375

(1)	Due to the net loss for the three and nine months ended September 26, 2008, inclusion of the incremental shares on the Mandatory Convertible Preferred Stock would be antidilutive and have not been included as part of the Diluted EPS calculation. See Mandatory Convertible Preferred Stock Issuance section above for additional information.
(2)	Includes shares exchangeable into common stock.
(3)	See Note 13 of the 2007 Annual Report for a description of these instruments.
(4)	See Note 9 to the Condensed Consolidated Financial Statements and Note 9 of the 2007 Annual Report for additional information on LYONs® .
(5)	Due to the net loss for the three months ended September 28, 2007, the Diluted EPS calculation excludes 112 million of employee stock options, 37 million of FACAAP shares, 43 million of restricted shares and units, and 183 thousand of ESPP shares, as they were antidilutive.
(6)	Excludes 10 million of instruments for the nine month period ended September 28, 2007, that were considered antidilutive and thus were not included in the above calculations.
(7)	Due to the net loss for the three and nine months ended September 26, 2008, the Diluted EPS calculation excludes 304 million of non-employee stock options, 59 million of incremental shares related to the mandatory convertible preferred stock, 124 million of employee stock options, 40 million of FACAAP shares, 42 million of restricted shares and units, and 457 thousand of ESPP shares, as they were antidilutive.

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

Commitments

At September 26, 2008, Merrill Lynch’s commitments had the following expirations:

(dollars in millions)

		Commitment expiration
		Less than
	Total	1 year	1 - 3 years	3+- 5 years	Over 5 years

Commitments to extend credit	$56,298	$18,056	$13,397	$18,639	$6,206
Purchasing and other commitments	8,768	3,692	1,224	1,250	2,602
Operating leases	3,831	653	1,213	955	1,010
Commitments to enter into forward dated resale and securities borrowing agreements	60,095	59,609	486	-	-
Commitments to enter into forward dated repurchase and securities lending agreements	48,014	47,941	73	-	-

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

Purchasing and Other Commitments

In the normal course of business, Merrill Lynch enters into institutional and margin-lending transactions, some of which are on a committed basis, but most of which are not. Margin lending on a committed basis only includes amounts where Merrill Lynch has a binding commitment. There were no binding margin lending commitments outstanding at September 26, 2008 and $693 million at December 28, 2007.

Merrill Lynch had commitments to purchase partnership interests, primarily related to private equity and principal investing activities, of $1.7 billion and $3.1 billion at September 26, 2008 and December 28, 2007, respectively. Merrill Lynch also has entered into agreements with providers of market data, communications, systems consulting, and other office-related services, including Bloomberg Inc. At September 26, 2008 and December 28, 2007, minimum fee commitments over the remaining life of these agreements totaled $2.3 billion and $453 million, respectively. This increase in commitments primarily relates to agreements entered into with Bloomberg Inc. Merrill Lynch entered into commitments to purchase loans of $4.1 billion (which upon settlement of the commitment will be included in trading assets, loans held for investment or loans held for sale) at September 26, 2008. Such commitments totaled $3.0 billion at December 28, 2007. Other purchasing commitments amounted to $0.7 billion and $0.9 billion at September 26, 2008 and December 28, 2007, respectively.

In the normal course of business, Merrill Lynch enters into commitments for underwriting transactions. Settlement of these transactions as of September 26, 2008 would not have a material effect on the consolidated financial condition of Merrill Lynch.

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

Guarantees

Merrill Lynch issues various guarantees to counterparties in connection with certain leasing, securitization and other transactions. In addition, Merrill Lynch enters into certain derivative contracts that meet the accounting definition of a guarantee under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness of Others (“FIN 45”). FIN 45 defines guarantees to include derivative contracts that contingently require a guarantor to make payment to a guaranteed party based on changes in an underlying (such as changes in the value of interest rates, security prices, currency rates, commodity prices, indices, etc.), that relate to an asset, liability or equity security of a guaranteed party. Derivatives that meet the FIN 45 definition of guarantees include certain written options and credit default swaps (contracts that require Merrill Lynch to pay the counterparty the par value of a referenced security if that referenced security defaults). Merrill Lynch does not track, for accounting purposes, whether its clients enter into these derivative contracts for speculative or hedging purposes. Accordingly, Merrill Lynch has disclosed information about all credit default swaps and certain types of written options that can potentially be used by clients to protect against changes in an underlying, regardless of how the contracts are used by the client. These guarantees and their maturity at September 26, 2008 are summarized as follows:

(dollars in millions)

	Maximum
	Payout /	Less than			Over	Carrying
	Notional	1 year	1 - 3 years	3+- 5 years	5 years	Value

Derivative contracts	$3,777,375	$486,039	$991,776	$1,368,410	$931,150	$235,974
Standby liquidity facilities	13,328	9,813	-	3,494	21	348
Residual value guarantees	844	104	323	303	114	10
Standby letters of credit and other guarantees	43,290	1,510	1,620	810	39,350	626
Auction rate security guarantees	9,970	9,970	-	-	-	300

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

Merrill Lynch records all derivative transactions at fair value on its Condensed Consolidated Balance Sheets. As previously noted, Merrill Lynch does not monitor its exposure to derivative contracts in terms of maximum payout. Instead, a risk framework is used to define risk tolerances and establish limits to help to ensure that certain risk-related losses occur within acceptable, predefined limits. Merrill Lynch economically hedges its exposure to these contracts by entering into a variety of offsetting derivative contracts and security positions. See the Derivatives section of Note 1 for further discussion of risk management of derivatives. Merrill Lynch also funds selected assets, including CDOs and CLOs, via derivative contracts with third party structures, the majority of which are not consolidated on its balance sheet. Of the total notional amount of these total return swaps, approximately $9 billion is term financed through facilities provided by commercial banks, $19 billion of long term funding is provided by third party special purpose vehicles and $1 billion is financed with asset backed commercial paper conduits. In certain circumstances, Merrill Lynch may be required to purchase these assets, which would not result in additional gain or loss to the Company as such exposure is already reflected in the fair value of the derivative contracts.

Standby Liquidity Facilities

Merrill Lynch acts as liquidity provider to certain municipal bond securitization SPEs and provides both liquidity and credit default protection through derivatives (included in Derivative contracts in the table above) to certain other municipal bond securitization SPEs. As of September 26, 2008, the value of the assets held by the SPEs plus any additional collateral pledged to Merrill Lynch exceeded the amount of beneficial interests issued, which provides additional support to Merrill Lynch in the event that the standby facilities are drawn. In certain of these facilities, Merrill Lynch is generally required to provide liquidity support within seven days, while the remainder have third-party liquidity support for between 30 and 364 days before Merrill Lynch is required to provide liquidity. A significant portion of the facilities where Merrill Lynch is required to provide liquidity support within seven days are “net liquidity” facilities where upon draw Merrill Lynch may direct the trustee for the SPE to collapse the SPE trusts and liquidate the municipal bonds, and Merrill Lynch would only be required to fund any difference between par and the sale price of the bonds. “Gross liquidity” facilities require Merrill Lynch to wait up to 30 days before directing the trustee to liquidate the municipal bonds. Beginning in the second half of 2007, Merrill Lynch began reducing facilities that require liquidity in seven days, and the total amount of such facilities was $7.2 billion as of September 26, 2008. Details of these facilities as of September 26, 2008, are illustrated in the table below:

(dollars in millions)

	Merrill Lynch Liquidity Facilities Can Be Drawn:				Municipal Bonds to Which
	In 7 Days with	In 7 Days with	After Up to		Merrill Lynch Has Recourse
	“Net Liquidity”	“Gross Liquidity”	364 Days(1)	Total	if Facilities Are Drawn

Merrill Lynch provides standby liquidity facilities	$5,016	$2,181	$5,717	$12,914	$13,327

(1)	Initial liquidity support within 7 days is provided by third parties for a maximum of 364 days.

In addition, Merrill Lynch, through a U.S. bank subsidiary has provided liquidity and credit facilities to three Conduits. The assets in these Conduits included loans and asset-backed securities. In the event of a disruption in the commercial paper market, the Conduits were able to draw upon their liquidity facilities and sell certain assets held by the respective Conduits to Merrill Lynch, thereby protecting commercial paper holders against certain changes in the fair value of the assets held by the Conduits. The credit facilities protected commercial paper investors against credit losses for up to a certain percentage of the portfolio of assets held by the respective Conduits. In July 2008, the last remaining Conduit became inactive as Merrill Lynch purchased the assets. Merrill Lynch does not intend to utilize these Conduits in the future.

Refer to Note 6 to the Condensed Consolidated Financial Statements for more information on Conduits.

Residual Value Guarantees

Residual value guarantees include amounts associated with the Hopewell, NJ campus and aircraft leases of $322 million at September 26, 2008.

Stand-by Letters of Credit and Other Guarantees

Merrill Lynch provides guarantees to counterparties in the form of standby letters of credit in the amount of $2.6 billion. At September 26, 2008, Merrill Lynch held marketable securities of $462 million as collateral to secure these guarantees and a liability of $10 million was recorded on the Condensed Consolidated Balance Sheets.

Further, in conjunction with certain principal-protected mutual funds, Merrill Lynch guarantees the return of the initial principal investment at the termination date of the fund. At September 26, 2008, Merrill Lynch’s maximum potential exposure to loss with respect to these guarantees is $328 million assuming that the funds are invested exclusively in other general investments (i.e., the funds hold no risk-free assets), and that those other general investments suffer a total loss. As such, this measure significantly overstates Merrill Lynch’s exposure or expected loss at September 26, 2008. These transactions met the SFAS No. 133 definition of derivatives and, as such, were carried as a liability with a fair value of approximately $6 million at September 26, 2008.

Merrill Lynch also provides indemnifications related to the U.S. tax treatment of certain foreign tax planning transactions. The maximum exposure to loss associated with these transactions at September 26, 2008 is $167 million; however, Merrill Lynch believes that the likelihood of loss with respect to these arrangements is remote, and therefore has not recorded any liabilities in respect of these guarantees.

In connection with residential mortgage loan and other securitization transactions, Merrill Lynch typically makes representations and warranties about the underlying assets. If there is a material breach of any such representation or warranty, Merrill Lynch may have an obligation to repurchase assets or indemnify the purchaser against any loss. For residential mortgage loan and other securitizations, the maximum potential amount that could be required to be repurchased is the current outstanding asset balance. Specifically related to First Franklin activities, there is currently approximately $39 billion (including loans serviced by others) of outstanding loans that First Franklin sold in various asset sales and securitization transactions where management believes we may have an obligation to repurchase the asset or indemnify the purchaser against the loss if claims are made and it is ultimately determined that there has been a material breach related to such loans. Merrill Lynch has recognized a repurchase reserve liability of approximately $560 million at September 26, 2008 arising from these First Franklin residential mortgage sales and securitization transactions.

Auction Rate Security Guarantees

Under the terms of its announced purchase program, as augmented by the global agreement reached with the New York Attorney General, the Securities and Exchange Commission, the Massachusetts Securities Division and other state securities regulators, Merrill Lynch agreed to purchase at par auction rate securities, or ARS, from its retail clients, including individual, not-for-profit, and small business clients. Certain retail clients with less than $4 million in assets with Merrill Lynch as of February 13, 2008 were eligible to sell eligible ARS to Merrill Lynch starting on October 1, 2008. Other eligible retail clients meeting specified asset requirements may sell eligible ARS to Merrill Lynch beginning on January 2, 2009. The final date of the ARS purchase program is January 15, 2010. Under the ARS purchase program, the eligible ARS held in accounts of eligible retail clients at Merrill

Lynch as of September 26, 2008 was $10.0 billion. As of October 31, 2008 Merrill Lynch had purchased $2.75 billion of ARS from eligible clients. In addition, under the ARS purchase program, Merrill Lynch has agreed to purchase ARS from retail clients who purchased their securities from the Company and transferred their accounts to other brokers prior to February 13, 2008. At September 26, 2008, a liability of $300 million has been recorded for the Company’s estimated exposure related to these ARS commitments.

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

Defined Benefit Pension Plans

Pension cost for the three and nine months ended September 26, 2008 and September 28, 2007, for Merrill Lynch’s defined benefit pension plans, included the following components:

(dollars in millions)

	Three Months Ended
	September 26, 2008			September 28, 2007

	U.S.	Non-U.S.		U.S.	Non-U.S.
	Plans	Plans	Total	Plans	Plans	Total

Service cost	$-	$7	$7	$-	$7	$7
Interest cost	24	21	45	24	20	44
Expected return on plan assets	(29)	(21)	(50)	(29)	(21)	(50)
Amortization of net (gains)/losses, prior service costs and other	-	3	3	(1)	7	6

Total defined benefit pension cost	$(5)	$10	$5	$(6)	$13	$7

(dollars in millions)

	Nine Months Ended
	September 26, 2008			September 28, 2007

	U.S.	Non-U.S.		U.S.	Non-U.S.
	Plans	Plans	Total	Plans	Plans	Total

Service cost	$-	$21	$21	$-	$21	$21
Interest cost	72	64	136	72	60	132
Expected return on plan assets	(88)	(64)	(152)	(87)	(60)	(147)
Amortization of net (gains)/losses, prior service costs and other	-	9	9	(3)	22	19

Total defined benefit pension cost	$(16)	$30	$14	$(18)	$43	$25

Merrill Lynch disclosed in its 2007 Annual Report that it expected to pay $1 million of benefit payments to participants in the U.S. non-qualified pension plan and Merrill Lynch expected to contribute $11 million and $74 million respectively to its U.S. and non-U.S. defined benefit pension plans in 2008. Merrill Lynch periodically updates these estimates, and currently expects to contribute $96 million to its U.S. defined benefit pension plan. The increase in estimated contributions was primarily related to market conditions and changes in the retiree population.

Postretirement Benefits Other Than Pensions

Other postretirement benefit cost for the three and nine months ended September 26, 2008 and September 28, 2007, included the following components:

(dollars in millions)
	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2008	2007	2008	2007

Service cost	$1	$2	$4	$5
Interest cost	4	4	11	12
Amortization of net (gains)/losses, prior service costs and other	(3)	(2)	(13)	(5)

Total other postretirement benefits cost	$2	$4	$2	$12

Approximately 86% of the postretirement benefit cost components for the period relate to the U.S. postretirement plan.

Note 13.	Income Taxes

Merrill Lynch is under examination by the Internal Revenue Service (“IRS”) and other tax authorities in countries including Japan and the U.K., and states in which Merrill Lynch has significant business operations, such as New York. The tax years under examination vary by jurisdiction. The IRS audit for the year 2004 was completed in the second quarter of 2008 and the statute of limitations for the year expired during the third quarter of 2008. Adjustments were proposed for two issues which Merrill Lynch will challenge. The issues involve eligibility for the dividend received deduction and foreign tax credits with respect to different transactions. These two issues have also been raised in the ongoing IRS audits for the years 2005 and 2006, which may be completed during the next twelve months. During the third quarter of 2008, Japan tax authorities completed the audit of the fiscal tax years April 1, 2004 through March 31, 2007. An assessment was issued, which has been paid, reflecting the Japanese tax authorities’ view that certain income on which Merrill Lynch previously paid income tax to other international jurisdictions, primarily the U.S., should have been allocated to Japan. Similar to the Japan tax assessment received in 2005, Merrill Lynch will utilize the process of obtaining clarification from international authorities (Competent Authority) on the appropriate allocation of income among multiple jurisdictions to prevent double taxation. The audits in the U.K. for the tax year 2005, and in Germany for the tax years 2002 through 2006 were also completed during the third quarter. The Canadian tax authorities have commenced the audit of the tax years 2004 and 2005. New York State and New York City audits are in progress for the years 2002 through 2006.

Depending on the outcomes of our multi-jurisdictional global audits and the ongoing Competent Authority proceeding with respect to the Japan assessments, it is reasonably possible our unrecognized tax benefits may be reduced during the next twelve months, either because our tax positions are sustained on audit or we agree to settle certain issues. While it is reasonably possible that a significant reduction in unrecognized tax benefits may occur within twelve months of September 26, 2008, quantification of an estimated range cannot be made at this time due to the uncertainty of the potential outcomes.

At December 28, 2007, Merrill Lynch had a U.K. net operating loss carryforward of approximately $13.5 billion. The estimated U.K. net operating loss carryforward at the end of the third quarter of 2008 increased to approximately $28 billion primarily as a result of significant losses related to certain FICC positions in 2008. The U.K. net operating loss is denoted in British Pounds and the dollar equivalent will fluctuate based on exchange rate movements. The Company has entered into foreign exchange contracts to economically hedge the currency exposure related to the deferred tax asset associated with the net operating loss carryforward. The loss has an unlimited carryforward period and a tax benefit has been recognized for the deferred tax asset with no valuation allowance.

Note 14.	Regulatory Requirements

Effective January 1, 2005, Merrill Lynch became a consolidated supervised entity (“CSE”) as defined by the SEC. As a CSE, Merrill Lynch is subject to voluntary group-wide supervision and examination by the SEC as well as to minimum consolidated capital requirements. Although the SEC has rescinded the CSE program we are still required to report under the CSE standards.

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

Securities Regulation

As a registered broker-dealer, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 (“the Rule”). Under the alternative method permitted by the Rule, the minimum required net capital, as defined, shall be the greater of 2% of aggregate debit items (“ADI”) arising from customer transactions or $500 million in accordance with Appendix E of the Rule. At September 26, 2008, MLPF&S’s regulatory net capital of $4,705 million was approximately 19.4% of ADI, and its regulatory net capital in excess of the SEC minimum required was $4,172 million.

As a futures commission merchant, MLPF&S is also subject to the capital requirements of the Commodity Futures Trading Commission (“CFTC”), which requires that minimum net capital should not be less than 8% of the total customer risk margin requirement plus 4% of the total non-customer risk margin requirement. MLPF&S regulatory net capital of $4,705 million exceeded the CFTC minimum requirement of $685 million by $4,020 million.

Merrill Lynch International (“MLI”), a U.K. regulated investment firm, is subject to capital requirements of the Financial Services Authority (“FSA”). Financial resources, as defined, must exceed the total financial resources requirement set by the FSA. At September 26, 2008, MLI’s financial resources were $17,721 million, exceeding the minimum requirement by $3,332 million.

Merrill Lynch Government Securities Inc. (“MLGSI”), a primary dealer in U.S. Government securities, is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At September 26, 2008, MLGSI’s liquid capital of $2,153 million was

237% of its total market and credit risk, and liquid capital in excess of the minimum required was $1,063 million.

Merrill Lynch Japan Securities Co. Ltd. (“MLJS”), a Japan-based regulated broker-dealer, is subject to capital requirements of the Japanese Financial Services Agency (“JFSA”). Net capital, as defined, must exceed 120% of the total risk equivalents requirement of the JFSA. At September 26, 2008, MLJS’s net capital was $1,452 million, exceeding the minimum requirement by $914 million.

Banking Regulation

Merrill Lynch Bank USA (“MLBUSA”) is a Utah-chartered industrial bank, regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the State of Utah Department of Financial Institutions (“UTDFI”). Merrill Lynch Bank & Trust Co., FSB (“MLBT-FSB”) is a full service thrift institution regulated by the Office of Thrift Supervision (“OTS”), whose deposits are insured by the FDIC. Both MLBUSA and MLBT-FSB are required to maintain capital levels that at least equal minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the banks. The following table illustrates the actual capital ratios and capital amounts for MLBUSA and MLBT-FSB as of September 26, 2008.

(dollars in millions)

		MLBUSA		MLBT-FSB

	Well
	Capitalized	Actual	Actual	Actual	Actual
	Minimum	Ratio	Amount	Ratio	Amount

Tier 1 leverage	5%	10.26%	$5,940	7.95%	$2,683
Tier 1 capital	6%	12.36%	5,940	10.93%	2,683
Total capital	10%	14.65%	7,043	11.41%	2,801

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

Merrill Lynch International Bank Limited (“MLIB”), an Ireland-based regulated bank, is subject to the capital requirements of the Irish Financial Services Regulatory Authority (“IFSRA”). MLIB is required to meet minimum regulatory capital requirements under the European Union (“EU”) banking law as implemented in Ireland by the IFSRA. At September 26, 2008, MLIB’s financial resources were $12,069 million, exceeding the minimum requirement by $2,418 million.

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

Net losses from discontinued operations for the three and nine months ended September 26, 2008 were $32 million and $45 million, respectively, compared with net earnings of $139 million and $396 million for the three and nine months ended September 28, 2007, respectively.

Certain financial information included in discontinued operations on Merrill Lynch’s Condensed Consolidated Statements of (Loss)/Earnings is shown below:

(dollars in millions)

	For the Three		For the Nine
	Months Ended		Months Ended

	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
	2008	2007	2008	2007

Total revenues, net of interest expense	$-	$261	$28	$781

(Losses) / earnings before income taxes	(53)	211	(110)	602
Income tax (benefit) /expense	(21)	72	(65)	206

Net (loss) / earnings from discontinued operations	$(32)	$139	$(45)	$396

The following assets and liabilities related to discontinued operations are recorded on Merrill Lynch’s Condensed Consolidated Balance Sheets as of September 26, 2008 and December 28, 2007:

(dollars in millions)

	Sept. 26,	Dec. 28,
	2008	2007

Assets:
Loans, notes and mortgages	$176	$12,995
Other assets	13	332

Total Assets	$189	$13,327

Liabilities:
Other payables, including interest	-	489

Total Liabilities	$-	$489

As of September 26, 2008, a small portfolio of commercial real estate loans related to the Merrill Lynch Capital portfolio remain in discontinued operations as they were not part of the GE Capital transaction. Merrill Lynch anticipates selling these loans in the near future.

Note 16.  Cash Flow Restatement

Subsequent to the issuance of the Company’s Condensed Consolidated Financial Statements for the quarter ended September 28, 2007, the Company determined that its previously issued Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2007 contained an error resulting from the reclassification of certain cash flows from trading liabilities into derivative financing transactions. This error resulted in an overstatement of cash used for operating activities and a corresponding overstatement of cash provided by financing activities for the period described above.

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

A summary presentation of this cash flow restatement for the nine months ended September 28, 2007 is presented below.

(dollars in millions)

	As Previously Presented	Adjustments	As Restated

For the nine months ended Sept. 28, 2007(1)
Trading liabilities	$5,096	$22,853	$27,949
Cash used for operating activities	(79,885)	22,853	(57,032)
Derivative financing transactions	22,849	(22,853)	(4)
Cash provided by financing activities	105,989	(22,853)	83,136

(1)	There was no change in cash and cash equivalents for the period restated.

Note 17.	Restructuring

In connection with its previously announced expense reduction initiative, the Company recorded a pre-tax restructuring charge of approximately $39 million ($25 million after-tax) and $484 million ($315 million after-tax) for the three and nine months ended September 26, 2008, respectively. This charge was comprised of severance costs of $37 million and $346 million for the three and nine months ended September 26, 2008, respectively, and expenses related to the accelerated amortization of previously granted equity-based compensation awards of $2 million and $138 million for the three and nine months ended September 26, 2008, respectively. These charges were recorded within the GMI and GWM operating segments. For GMI, these expenses were $18 million and $329 million for the three and nine months ended September 26, 2008, respectively. For GWM these expenses were $21 million and $155 million for the three and nine months ended September 26, 2008, respectively.

At the end of the second quarter of 2008, the remaining liability balance relating to severance costs was $241 million. During the third quarter of 2008, the Company recorded additional severance accruals and adjustments of $32 million and made cash payments of $150 million, resulting in a remaining liability balance of approximately $123 million as of September 26, 2008, a majority of which will be settled by the end of 2008. This liability is recorded in other payables on the Condensed Consolidated Balance Sheet at September 26, 2008.

Note 18.	Subsequent Events

Emergency Economic Stabilization Act of 2008

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). Pursuant to the EESA, the United States Department of the Treasury (the “U.S. Treasury”) has the authority to, among other things, invest in financial institutions and purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions, in an aggregate up to $700 billion, for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Treasury announced a plan (the “Capital Purchase Program” or “CPP”) to invest up to $250 billion of this $700 billion in certain eligible U.S. financial institutions in the form of non-voting, preferred stock initially paying quarterly dividends at a 5% annual rate. In the event the U.S. Treasury makes any such preferred stock investment in any company it will also receive 10-year warrants to acquire common shares of the company having an aggregate market price of 15% of the amount of the preferred stock investment.

On October 26, 2008, Merrill Lynch entered into a securities purchase agreement with the U.S. Treasury setting forth the terms upon which Merrill Lynch would issue a new series of preferred stock and warrants to the U.S. Treasury (the “TARP Purchase Agreement”). In view of the pending merger agreement with Bank of America, Merrill Lynch has determined that it will not sell securities to the U.S. Treasury under the CPP at this time, but may do so in the future under certain circumstances. The TARP Purchase Agreement provides for delayed settlement of a sale of $10 billion of a new series of Merrill Lynch preferred stock and warrants to purchase 64,991,334 shares of Merrill Lynch Common Stock at an exercise price of $23.08 per share. The TARP Purchase Agreement provides that the closing will take place on the earlier of (i) the second business day following a termination of the merger agreement with Bank of America and (ii) a date during the period beginning on January 2, 2009 and ending on January 31, 2009 if the merger agreement is still in effect but the merger has not been completed by the specified date, but, in the case of either (i) or (ii), in no event later than January 31, 2009. In addition, prior to January 2, 2009, if the merger agreement is still in effect but the merger has not been completed, Merrill Lynch has the right, after consultation with the Federal Reserve and Bank of America, to request that the U.S. Treasury consummate the CPP investment on or prior to January 1, 2009. The TARP Purchase Agreement will terminate at 12:01 a.m. on February 1, 2009 if the investment has not been made by that date.

Completion of the CPP investment prior to the termination of the merger agreement is subject to Bank of America’s approval. Bank of America has agreed that it will not unreasonably withhold or delay its consent. After January 1, 2009, Bank of America may not withhold its consent if, after consulting with Bank of America, Merrill Lynch reasonably determines that the failure to obtain the CPP investment would have a material adverse impact on Merrill Lynch. On or after January 30, 2009 until 12:01 a.m. on February 1, 2009, Merrill Lynch will have the unilateral right to obtain the CPP investment and Bank of America has consented in advance to the investment at such time if the merger has not been completed at that date.

Additionally, in October 2008, the Federal Reserve announced the creation of the Commercial Paper Funding Facility, which will provide a liquidity backstop to U.S. issuers of commercial paper through a special purpose vehicle that will purchase three-month unsecured and asset-backed commercial paper directly from eligible issuers. Merrill Lynch is eligible for the Commercial Paper Funding Facility and began utilizing this program in October 2008 as an additional source of funding. Also, on October 14, 2008, the Federal Deposit Insurance Corporation (“FDIC”) announced a new program, the Temporary Liquidity Guarantee Program, under which specific categories of newly issued senior unsecured debt issued by eligible financial institutions on or before June 30, 2009 would be guaranteed until June 30, 2012. This program also provides deposit insurance for funds in non-interest bearing transaction deposit accounts at FDIC-insured institutions. Merrill Lynch has agreed to participate in this FDIC program.

On October 29, 2008, Merrill Lynch entered into a $10 billion committed unsecured bank revolving credit facility with Bank of America, N.A. with borrowings guaranteed under the FDIC’s guarantee program. This facility will be available to Merrill Lynch until January 30, 2009 but may expire at an earlier date if the merger with Bank of America is terminated or consummated prior to January 30, 2009 or Merrill Lynch elects to participate in the CPP. This facility requires Merrill Lynch to maintain a minimum consolidated net worth, which we significantly exceed. If Merrill Lynch participates in the CPP, the proceeds received from the U.S. Treasury will be used to repay in full any outstanding amounts owed under this facility. For additional information on our other credit facilities see Note 9.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries (“Merrill Lynch”) as of September 26, 2008, and the related condensed consolidated statements of (loss)/earnings and comprehensive (loss)/income for the three-month and nine-month periods ended September 26, 2008 and September 28, 2007, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 26, 2008 and September 28, 2007. These interim financial statements are the responsibility of Merrill Lynch’s management.

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

As discussed in Note 1, Merrill Lynch entered into an agreement and plan of merger with Bank of America Corporation on September 15, 2008.

As discussed in Note 16, the condensed consolidated statement of cash flows for the nine-month period ended September 28, 2007 has been restated.

As discussed in Note 18, Merrill Lynch entered into a securities purchase agreement with the U.S. Treasury pursuant to the Emergency Economic Stabilization Act of 2008, and is participating in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program and the Federal Reserve’s Commercial Paper Funding Facility.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Merrill Lynch as of December 28, 2007, and the related consolidated statements of (loss)/earnings, changes in stockholders’ equity, comprehensive (loss)/income and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2008, we expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the change in accounting method in 2007 relating to the adoption of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 28, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

New York, New York
November 4, 2008

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Non-GAAP Financial Measures

We have included certain statements in this report which may be considered forward-looking, including those about management expectations and intentions, announced but not completed transactions (including transactions disclosed in this report), strategic objectives, growth opportunities, business prospects, anticipated financial results, the impact of off-balance sheet exposures, significant contractual obligations, anticipated results of litigation and regulatory investigations and proceedings, risk management policies and other similar matters. These forward-looking statements represent only Merrill Lynch & Co., Inc.’s (“ML & Co.” and, together with its subsidiaries, “Merrill Lynch”, the “Company”, “we”, “our” or “us”) beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond our control, which affect our operations, performance, business strategy and results and could cause our actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by both current and potential competitors and counterparties, general economic conditions, market conditions, the effects of current, pending and future legislation, regulation and regulatory actions, the actions of rating agencies and the other risks and uncertainties detailed in this report. See “Risk Factors” in Part I, Item 1A and “Risk Factors that Could Affect Our Business” in the Annual Report on Form 10-K for the year ended December 28, 2007 (“2007 Annual Report”). Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. The reader should, however, consult further disclosures we may make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

From time to time, we may also disclose financial information on a non-GAAP basis where management uses this information and believes this information will be valuable to investors in gauging the quality of our financial performance, identifying trends in our results and providing more meaningful period-to-period comparisons.

Introduction

Merrill Lynch was formed in 1914 and became a publicly traded company on June 23, 1971. In 1973, we created the holding company, ML & Co., a Delaware corporation that, through its subsidiaries, is one of the world’s leading capital markets, advisory and wealth management companies with offices in 40 countries and territories and total client assets of approximately $1.5 trillion at September 26, 2008. As an investment bank, we are a leading global trader and underwriter of securities and derivatives across a broad range of asset classes, and we serve as a strategic advisor to corporations, governments, institutions and individuals worldwide. In addition, we own a 45% voting interest and approximately half of the economic interest of BlackRock, Inc. (“BlackRock”), one of the world’s largest publicly traded investment management companies with approximately $1.3 trillion in assets under management at September 30, 2008.

On September 15, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bank of America Corporation (“Bank of America”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, a wholly owned subsidiary of Bank of America will merge with and into ML&Co. with ML&Co. continuing as the surviving corporation and as a wholly owned subsidiary of Bank of America. The merger has been approved by the board of directors of each of ML&Co. and Bank of America and is subject to shareholder votes at both companies.

Upon completion of the merger, each outstanding share of ML&Co. common stock will be converted into the right to receive 0.8595 shares of Bank of America common stock, and the Bank of America board of directors will be expanded to include three existing directors of ML&Co. The Merger Agreement contains certain termination rights for both ML&Co. and Bank of America and is subject to customary closing conditions, including standard regulatory approvals. The transaction is expected to close on December 31, 2008 or earlier subject to shareholder approval, customary closing conditions and regulatory approvals. In light of the pending transaction with Bank of America, we are no longer pursuing the previously announced proposed sale of Financial Data Services, Inc. (“FDS”).

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

Executive Overview

Company Results

We reported a net loss from continuing operations for the third quarter of 2008 of $5.1 billion, or $5.56 per diluted share, compared with a net loss from continuing operations of $2.4 billion, or $2.99 per diluted share for the third quarter of 2007. Our net loss for the third quarter of 2008 was $5.2 billion, or $5.58 per diluted share, compared with a net loss of $2.2 billion, or $2.82 per diluted share, for the year-ago quarter. Revenues, net of interest expense (“net revenues”) for the third quarter of 2008 were $16 million, compared with $380 million in the prior-year period, while the pre-tax loss from continuing operations was $8.3 billion for the third quarter of 2008 compared with pre-tax losses from continuing operations of $3.6 billion for the prior-year period.

Net revenues and net earnings during the third quarter of 2008 were materially impacted by a number of significant items, including the following:

•	Net write-downs of $5.7 billion resulting from the previously announced sale of U.S. asset-backed collateralized debt obligations (“ABS CDOs”) and the termination and potential settlement of related hedges with monoline guarantor counterparties;
•	Net gain of $4.3 billion from the previously announced sale of our 20% ownership stake in Bloomberg, L.P.;
•	Net write-downs of $3.8 billion, principally from severe market dislocations in September, including real estate-related asset write-downs and losses related to certain government sponsored entities and major U.S. broker-dealers, as well as the default of a major U.S. broker-dealer;
•	Net gains of $2.8 billion due to the impact of the widening of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities, which was similarly impacted by the severe market movements in September;
•	Net losses of $2.6 billion resulting primarily from completed and planned asset sales across residential and commercial mortgage exposures;
•	A $2.5 billion non-tax deductible payment to affiliates and transferees of Temasek Holdings (Private) Limited (“Temasek”) related to our July common stock offering; and
•	A $425 million expense, including a $125 million fine, arising from Merrill Lynch’s previously announced offer to repurchase auction rate securities (“ARS”) from our private clients and the associated settlement with regulators.

The net loss from continuing operations for the first nine months of 2008 was $11.7 billion, or $13.16 per diluted share, compared with net earnings from continuing operations of $1.7 billion, or $1.60 per diluted share, in the prior-year period. The net loss for the first nine months of 2008 and loss per diluted share were $11.8 billion and $13.20, respectively, compared with net earnings of $2.1 billion, or $2.03 per diluted share, for the prior-year period. The net revenues for the first nine months of 2008 were $834 million compared with $19.4 billion in the prior-year period. The significant decline in our net revenues for the first nine months of 2008 included net losses related to U.S. ABS CDOs of $9.8 billion; credit valuation adjustments related to hedges with financial guarantors of $7.2 billion; net losses related to certain residential mortgage exposures of $4.3 billion; net losses related to the investment securities portfolio of Merrill Lynch’s U.S. Banks of $2.9 billion; net losses of $2.1 billion related to U.S. broker-dealers and certain government sponsored entities; and leveraged finance commitment write-downs of $1.8 billion. These losses were partially offset by the net gain of $4.3 billion from the sale of our ownership stake in Bloomberg, L.P. as well as a net benefit of $5.0 billion related to credit spread widening on certain of our long-term debt liabilities.

Our net loss applicable to common shareholders for the third quarter and first nine months of 2008 included $2.1 billion of additional preferred dividends associated with the previously announced exchange of the mandatory convertible preferred stock. See Capital and Funding for further information.

Global Markets and Investment Banking (GMI)

GMI recorded net revenues of negative $3.2 billion and a pre-tax loss of $6.0 billion for the third quarter of 2008, as the challenging market conditions resulted in net losses in FICC and lower revenues in Investment Banking compared with the prior-year period. GMI’s third quarter net revenues included a net benefit of approximately $2.8 billion (approximately $2.0 billion in FICC and $0.8 billion in Equity Markets) due to the impact of the widening of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities. Net revenues from GMI’s three major business lines were as follows:

FICC net revenues were negative $9.9 billion for the quarter, as strong revenues from rates and currencies were more than offset by net losses related to the ABS CDO sale and the termination and potential settlement of related hedges with monoline guarantor counterparties, completed and planned sales of real estate-related assets, and net losses from credit spreads widening across most asset classes to significantly higher levels at the end of the quarter. FICC recorded significant losses as a result of severe market dislocations in September, including credit spread volatility and the default of a major U.S. broker-dealer. In addition, net revenues for other FICC businesses declined from the third quarter of 2007, as the environment for those businesses was materially worse than the year-ago quarter.

Equity Markets net revenues for the third quarter of 2008, which included the $4.3 billion Bloomberg gain and a net gain related to changes in the carrying value of certain of our long-term debt liabilities, were $6.0 billion compared with $1.6 billion in the prior-year period. Global equity-linked products revenues increased approximately 14% from the prior-year period, driven by increased trading activity and heightened market volatility. These increases were more than offset by declines from our cash equities business, which experienced adverse market conditions, as well as global markets financing and services, which experienced declines in average balances, particularly in September. Private equity net losses were $289 million for the third quarter of 2008 compared with net losses of $61 million for the prior year quarter.

Investment Banking net revenues were $750 million for the third quarter of 2008, down 25% from $1.0 billion in the 2007 third quarter. Equity origination, debt origination and advisory revenues all declined, reflecting significantly lower industry-wide underwriting and deal volumes compared with the year-ago period.

Global Wealth Management (GWM)

GWM’s third quarter 2008 net revenues were $3.2 billion, down 9% from the strong third quarter of 2007. The decrease in net revenues was primarily due to declines in transactional and origination revenues resulting from reduced client and issuer activity amidst increasingly challenging market conditions. The revenue decline was partially offset by a reduction in compensation and non-compensation expenses, resulting in pre-tax earnings of $753 million ($774 million excluding $21 million of expenses associated with a restructuring charge in the third quarter discussed below). GWM’s pre-tax profit margin was 23.3% (23.9% excluding the restructuring charge), compared with 26.9% in the prior-year period. Net revenues from GWM’s major business lines were as follows:

GPC net revenues for the third quarter of 2008 were $3.0 billion, down 8% from the prior-year period driven by lower transactional and origination revenues resulting from reduced client and origination activity in a challenging environment. Fee-based revenues also declined due to lower asset levels associated with difficult market conditions.

GIM third quarter 2008 net revenues were $241 million, an 11% decline from the third quarter of 2007, due to lower revenues from our investment in BlackRock and alternative investment management companies.

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

Net losses for discontinued operations for the three and nine months ended September 26, 2008 were $32 million and $45 million, respectively, compared with net earnings of $139 million and $396 million for the three and nine months ended September 28, 2007, respectively. Refer to Note 15 to the Condensed Consolidated Financial Statements for additional information.

Restructuring Charge

In the third quarter of 2008 Merrill Lynch recorded a pre-tax restructuring charge of $39 million, primarily related to severance costs and the accelerated amortization of previously granted stock awards associated with headcount reduction initiatives, primarily in technology. The restructuring charge for the nine month period was $484 million. Refer to Note 17 to the Condensed Consolidated Financial Statements for additional information.

Common Stock Offering and Early Conversion of Mandatory Convertible Preferred

On July 28, 2008, we announced a public offering of 437 million shares of common stock (including the exercise of the over-allotment option) at a price of $22.50 per share, for an aggregate amount of $9.8 billion.

In satisfaction of our obligations under the reset provisions contained in the investment agreement with Temasek, we paid Temasek $2.5 billion, which is recorded as a non-tax deductible expense in the Condensed Consolidated Statement of (Loss)/Earnings during the third quarter of 2008.

As previously disclosed, concurrent with the $9.8 billion common stock offering, holders of $4.9 billion of the $6.6 billion of our mandatory convertible preferred stock agreed to exchange their preferred stock for approximately 177 million shares of common stock, plus $65 million in cash. Holders of the remaining $1.7 billion of mandatory convertible preferred stock agreed to exchange their preferred stock for new mandatory convertible preferred stock. The price reset feature for all securities exchanged was eliminated. In connection with the elimination of the price reset feature of the $6.6 billion of preferred stock, we recorded additional preferred dividends of $2.1 billion in the third quarter of 2008.

CDO Sale and Termination of Monoline Hedges

On July 28, 2008, we agreed to sell $30.6 billion gross notional amount of U.S. super senior ABS CDOs to an affiliate of Lone Star Funds (“Lone Star”) for a purchase price of $6.7 billion. The transaction closed on September 18, 2008. In addition to the ABS CDO sale, we announced the termination and potential settlement of certain hedges with monoline financial guarantors related to U.S. super senior ABS CDOs. We recorded net write-downs of $5.7 billion during the third quarter of 2008 as a result of this sale of U.S. super senior ABS CDOs and the termination and potential settlement of related hedges with monoline guarantor counterparties.

Bloomberg, L.P

On July 17, 2008, we announced and completed the sale of our 20% ownership stake in Bloomberg, L.P. to Bloomberg Inc., for $4.4 billion. The sale resulted in a $4.3 billion net pre-tax gain. As consideration for the sale of our interest in Bloomberg L.P., we received notes issued by Bloomberg Inc. (the general partner and owner of substantially all of Bloomberg L.P.) with an aggregate face amount of approximately $4.3 billion and cash in the amount of approximately $110 million. The notes represent senior unsecured obligations of Bloomberg Inc.

Auction Rate Securities

On August 21, 2008, we announced that we had reached a global agreement with the New York Attorney General, the Securities and Exchange Commission, the Massachusetts Securities Division and other state securities regulators relating to sales of ARS. Under this agreement, eligible retail clients of Merrill Lynch will have a 12-month or 15-month period, depending on the level of assets held at Merrill Lynch by such client, in which to sell certain eligible ARS to Merrill Lynch at par. Merrill Lynch’s offer to purchase such ARS from those of its eligible clients or purchasers will remain open through January 15, 2010. In connection with this agreement, we recorded a charge of $425 million, which includes a fine of $125 million. The charge is recorded within Other expenses in the Condensed Consolidated Statement of (Loss)/Earnings.

Subsequent Events

Emergency Economic Stabilization Act of 2008

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). Pursuant to the EESA, the United States Department of the Treasury (the “U.S. Treasury”) has the authority to, among other things, invest in financial institutions and purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions, in an aggregate up to $700 billion, for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Treasury announced a plan (the “Capital Purchase Program” or “CPP”) to invest up to $250 billion of this $700 billion in certain eligible U.S. financial institutions in the form of non-voting, preferred stock initially paying quarterly dividends at a 5% annual rate. In the event the U.S. Treasury makes any such preferred stock investment in any company it will also receive 10-year warrants to acquire common shares of the company having an aggregate market price of 15% of the amount of the preferred stock investment.

On October 26, 2008, we entered into a securities purchase agreement with the U.S. Treasury setting forth the terms upon which we would issue a new series of preferred stock and warrants to the U.S. Treasury (the “TARP Purchase Agreement”). In view of the pending merger agreement with Bank of America, we have determined that we will not sell securities to the U.S. Treasury under the CPP at this time, but may do so in the future under certain circumstances. The TARP Purchase Agreement provides for delayed settlement of a sale of $10 billion of a new series of Merrill Lynch preferred stock and warrants to purchase 64,991,334 shares of Merrill Lynch Common Stock at an exercise price of $23.08 per share. The TARP Purchase Agreement provides that the closing will take place on the earlier of (i) the second business day following a termination of the merger agreement with Bank of America and (ii) a date during the period beginning on January 2, 2009 and ending on January 31, 2009 if the merger agreement is still in effect but the merger has not been completed by the specified date, but, in the case of either (i) or (ii), in no event later than January 31, 2009. In addition, prior to January 2, 2009, if the merger agreement is still in effect but the merger has not been completed, we have the right, after consultation with the Federal Reserve and Bank of America, to request that the U.S. Treasury consummate the CPP investment on or prior to January 1, 2009. The TARP Purchase Agreement will terminate at 12:01 a.m. on February 1, 2009 if the investment has not been made by that date.

Completion of the CPP investment prior to the termination of the merger agreement is subject to Bank of America’s approval. Bank of America has agreed that it will not unreasonably withhold or delay its consent. After January 1, 2009, Bank of America may not withhold its consent if, after consulting with Bank of America, we reasonably determine that the failure to obtain the CPP investment would have a material adverse impact on Merrill Lynch. On or after January 30, 2009 until 12:01 a.m. on February 1, 2009, we will have the unilateral right to obtain the CPP investment and Bank of America has consented in advance to the investment at such time if the merger has not been completed at that date.

Additionally, in October 2008, the Federal Reserve announced the creation of the Commercial Paper Funding Facility, which will provide a liquidity backstop to U.S. issuers of commercial paper through a special purpose vehicle that will purchase three-month unsecured and asset-backed commercial paper directly from eligible issuers. We are eligible for the Commercial Paper Funding Facility and began utilizing this program in October 2008 as an additional source of funding. Also, on October 14, 2008, the Federal Deposit Insurance Corporation (“FDIC”) announced a new program, the Temporary Liquidity Guarantee Program, under which specific categories of newly issued senior unsecured debt issued by eligible financial institutions on or before June 30, 2009 would be guaranteed until June 30, 2012. This program also provides deposit insurance for funds in non-interest bearing transaction deposit accounts at FDIC-insured institutions. Merrill Lynch has agreed to participate in this FDIC program.

On October 29, 2008, we entered into a $10 billion committed unsecured bank revolving credit facility with Bank of America, N.A. with borrowings guaranteed under the FDIC’s guarantee program. This facility will be available to Merrill Lynch until January 30, 2009 but may expire at an earlier date if the merger with Bank of America is terminated or consummated prior to January 30, 2009 or we elect to participate in the CPP. This facility requires us to maintain a minimum consolidated net worth, which we significantly exceed. If we participate in the CPP, the proceeds received from the U.S. Treasury will be used to repay in full any outstanding amounts owed under this facility. For additional information on our other credit facilities see “Risk Management — Liquidity Risk — Committed Credit Facilities.”

Business Environment and Outlook(1)

The challenging conditions that existed in the global financial markets during the first half of the year continued during the third quarter of 2008. This adverse market environment intensified towards the end of the quarter, particularly in September, and was characterized by increased illiquidity in the credit markets, wider credit spreads, lower business and consumer confidence, and concerns about corporate earnings and the solvency of many financial institutions. During the third quarter of 2008, major U.S. and global equity market indices declined sharply, while oil and other commodity prices also declined. The difficult market conditions that existed during the quarter also impacted the level of investment banking transaction activity during the quarter. Global announced merger and acquisition volumes for the third quarter of 2008 were $981 billion, a decrease of 2% from the second quarter of 2008 and a decrease of 3% from the prior year period. Global completed merger and acquisition volumes for the third quarter of 2008 were $811 billion, an increase of 6% from the second quarter of 2008 but a decrease of 34% from the prior year period. Global debt and equity underwriting volumes during the third quarter of 2008 were $890 billion, a decrease of 54% from the second quarter of 2008 and a decrease of 29% from the prior-year period.

In the United States, economic activity continued to weaken, driven in part by the difficult conditions in the credit and residential housing markets. Consumer and business confidence also declined and the rate of unemployment continued to rise, which adversely affected the level of domestic spending. Conditions in the financial services industry were particularly difficult. During the quarter, the U.S. government assumed a conservatorship role over two large government sponsored entities (“GSEs”), a major U.S. broker-dealer filed for bankruptcy, and consolidations occurred throughout the industry. The U.S. dollar rallied during the quarter as it strengthened 12% versus the Euro and the British pound. The U.S. Federal Reserve Board (the “Fed”) left the federal funds target rate at 2.00% at the end of the third quarter but reduced the rate by an aggregate of 1.0% in October 2008 to 1.0% as part of a coordinated effort by global central banks to ease worldwide monetary conditions. In addition, in October 2008, and in connection with the EESA, the U.S. Treasury announced the Troubled Asset Relief Program (“TARP”), which allows the U.S. Treasury to purchase senior preferred stock of financial firms. The FDIC also announced its Temporary Liquidity Guarantee Program, under which it will guarantee senior unsecured debt of eligible institutions, and provide full deposit insurance coverage for non-interest bearing deposit transaction amounts in FDIC-insured institutions.

Economic growth in Europe also slowed during the quarter due to the disruption in the global financial markets and increasing evidence of slower growth worldwide. The European Central Bank raised its benchmark interest rate by 0.25% to 4.25% in July 2008 in an effort to moderate inflation; however, it then reduced this rate by 0.50% in October 2008 as part of a global coordinated rate cut as risks concerning the economic slowdown outweighed those associated with inflationary pressures. In the United Kingdom, the Bank of England maintained its official bank rate at 5.00% during the third quarter but cut the rate by 0.50% to 4.50% in October 2008 as part of a global coordinated response to concerns over weak economic growth and declining consumer confidence.

Economic growth continued to slow in Japan, reflecting weaker business investment and consumer consumption as well as increased illiquidity in the credit markets. The Bank of Japan left interest rates unchanged during the quarter but lowered its benchmark interest rate by 0.2% to 0.3% in October 2008. Growth in China’s economy has moderated due to lower export demand as a result of weaker global economic conditions. For the first time in six years, the People’s Bank of China cut its benchmark lending rate. The deposit and lending rates were cut by 0.27% in September 2008 and by an additional 0.54% in October 2008.

(1)  Debt and equity underwriting and merger and acquisition volumes were obtained from Dealogic.

Turbulent market conditions in the short and medium-term will continue to have an adverse impact on our core businesses. Dislocation in the credit markets has been severe, resulting in a loss of investor confidence and an unprecedented freeze in the lending markets. This lack of liquidity has made it difficult for consumers and institutions to obtain financing. In response to such conditions, the Fed and other central banks around the world have responded with aggressive policy interventions in an effort to inject liquidity into the financial system, although these actions will likely not have an immediate impact on market conditions. The near-term risk of spread-widening and the threat of additional ratings agency downgrades of structured securities, as well as the closure and consolidation of certain financial services institutions, continues to impact the industry. Globally, the macro environment is one of instability, economic slow-down, and potential deflation in some markets. As a result of these factors, our businesses must contend with extreme volatility and continued de-leveraging in the market. Within GMI, the recent reductions in asset values and redemptions at hedge funds and other asset managers, combined with the reduction in leverage associated with the current credit environment, may affect our lending and margin businesses in the near-term. The Rates and Credit businesses may be impacted by decreased customer flows, decreased business volume, and a lack of market liquidity, while Commodities is facing a downward slide in prices. Corporate advisory activity is likely to continue to be negatively impacted by the decline in corporate confidence and the reduction in availability of acquisition financing. We expect our origination business to continue to contract in the near term due to the impact of market volatility on the level of equity and debt issuances. Within GWM, declining consumer confidence and lower asset values may affect the level of revenue generation across the business.

Consolidated Results of Operations

(dollars in millions, except per share amounts)
	For the Three Months Ended			For the Nine Months Ended
	Sept. 26,	Sept. 28,	%	Sept. 26,	Sept. 28,	%
	2008	2007	Change	2008	2007	Change

Revenues
Principal transactions	$(6,573)	$(5,761)	N/M %	$(13,074)	$529	N/M %
Commissions	1,745	1,860	(6)	5,445	5,360	2
Managed account and other fee-based revenues	1,395	1,392	0	4,249	4,025	6
Investment banking	845	1,277	(34)	2,920	4,315	(32)
Earnings from equity method investments	4,401	412	N/M	4,943	1,096	N/M
Other	(2,986)	(1,114)	N/M	(6,310)	114	N/M

Subtotal	(1,173)	(1,934)	N/M	(1,827)	15,439	N/M
Interest and dividend revenues	9,019	15,636	(42)	28,415	42,804	(34)
Less interest expense	7,830	13,322	(41)	25,754	38,801	(34)

Net interest profit	1,189	2,314	(49)	2,661	4,003	(34)

Revenues, net of interest expense	16	380	(96)	834	19,442	(96)

Non-interest expenses:
Compensation and benefits	3,483	1,979	76	11,170	11,564	(3)
Communications and technology	546	499	9	1,667	1,460	14
Brokerage, clearing, and exchange fees	348	364	(4)	1,105	1,020	8
Occupancy and related depreciation	314	295	6	951	833	14
Professional fees	242	245	(1)	747	716	4
Advertising and market development	159	181	(12)	501	536	(7)
Office supplies and postage	48	54	(11)	160	169	(5)
Other	588	401	47	1,212	1,055	15
Payment related to price reset on common stock offering	2,500	-	N/M	2,500	-	N/M
Restructuring charge	39	-	N/M	484	-	N/M

Total non-interest expenses	8,267	4,018	106	20,497	17,353	18

Pre-tax (loss)/earnings from continuing operations	(8,251)	(3,638)	N/M	(19,663)	2,089	N/M
Income tax (benefit)/expense	(3,131)	(1,258)	N/M	(7,940)	429	N/M

Net (loss)/earnings from continuing operations	(5,120)	(2,380)	N/M	(11,723)	1,660	N/M

Discontinued operations:
Pre-tax (loss)/earnings from discontinued operations	(53)	211	N/M	(110)	602	N/M
Income tax (benefit)/expense	(21)	72	N/M	(65)	206	N/M

Net (loss)/earnings from discontinued operations	(32)	139	N/M	(45)	396	N/M

Net (loss)/earnings	$(5,152)	$(2,241)	N/M	$(11,768)	$2,056	N/M

Preferred stock dividends	$2,319	$73	N/M	$2,730	$197	N/M

Net (loss)/earnings applicable to common stockholders	$(7,471)	$(2,314)	N/M	$(14,498)	$1,859	N/M

Basic (loss)/earnings per common share from continuing operations	$(5.56)	$(2.99)	N/M	$(13.16)	$1.75	N/M
Basic (loss)/earnings per common share from discontinued operations	(0.02)	0.17	N/M	(0.04)	0.48	N/M

Basic (loss)/earnings per common share	$(5.58)	$(2.82)	N/M	$(13.20)	$2.23	N/M

Diluted (loss)/earnings per common share from continuing operations	$(5.56)	$(2.99)	N/M	$(13.16)	$1.60	N/M
Diluted (loss)/earnings per common share from discontinued operations	(0.02)	0.17	N/M	(0.04)	0.43	N/M

Diluted (loss)/earnings per common share	$(5.58)	$(2.82)	N/M	$(13.20)	$2.03	N/M

Book value per share	$18.59	$39.60	(53)	$18.59	$39.60	(53)

Note: Certain prior period amounts have been reclassified to conform to the current period presentation.
N/M = Not Meaningful

Quarterly Consolidated Results of Operations

Our net loss from continuing operations for the third quarter of 2008 was $5.1 billion compared with a net loss from continuing operations of $2.4 billion in the third quarter of 2007. Our net revenues were $16 million compared with $380 million for the year-ago quarter. The revenue decline was driven primarily by: net write-downs of $5.7 billion resulting from the sale of U.S. super senior ABS CDOs and the termination and potential settlement of related hedges with monoline guarantor counterparties; net write-downs of $3.8 billion principally from severe market dislocations in September, including real estate asset write-downs and losses related to certain GSEs and major U.S. broker-dealers as well as the default of a major U.S. broker-dealer; and net losses of $2.6 billion resulting primarily from completed and planned asset sales across residential and commercial mortgage exposures. These losses were partially offset by a net pre-tax gain of $4.3 billion from the sale of our 20% ownership stake in Bloomberg, L.P., and net gains of $2.8 billion due to the impact of the widening of credit spreads on the carrying value of certain of our long-term debt liabilities.

Losses per diluted share from continuing operations were $5.56 for the third quarter of 2008 and $2.99 for the year-ago quarter. The net loss from discontinued operations was $32 million in the third quarter of 2008 compared with net earnings of $139 million in the third quarter of 2007.

Principal transactions revenues include both realized and unrealized gains and losses on trading assets and trading liabilities and investment securities classified as trading investments. Principal transactions revenues were negative $6.6 billion in the third quarter of 2008 compared with negative $5.8 billion in the year-ago quarter. The negative revenues in 2008 were driven primarily by net losses within FICC related to the ABS CDO sale and the termination and potential settlement of related monoline hedges, net losses associated with real estate-related assets, and net losses from credit spreads widening across most asset classes to significantly higher levels at the end of the quarter. FICC recorded net losses as a result of severe market dislocations in September, which included the impact of a default of a major U.S. broker-dealer and the U.S. government’s conservatorship of certain GSEs. These losses were partially offset by strong net revenues for the quarter generated from our interest rate and currencies and commodities businesses, as well as gains arising from the impact of the widening of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities. Principal transactions revenues are primarily reported in our GMI business segment. Refer to the FICC and Equity Markets discussions within the GMI business segment results for additional details.

Net interest profit is a function of (i) the level and mix of total assets and liabilities, including trading assets owned, deposits, financing and lending transactions, and trading strategies associated with our businesses, and (ii) the prevailing level, term structure and volatility of interest rates. Net interest profit is an integral component of trading activity. In assessing the profitability of our client facilitation and trading activities, we view principal transactions and net interest profit in the aggregate as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause the mix of principal transactions and net interest profit to fluctuate from period to period. Net interest profit was $1.2 billion in the third quarter of 2008, down 49% from the year-ago quarter, primarily due to decreased net interest revenues generated as a result of lower asset levels in our GMI businesses as well as increased funding costs. Net interest profit is reported in both our GMI and GWM business segments.

Commissions revenues primarily arise from agency transactions in listed and OTC equity securities and commodities, insurance products and options. Commissions revenues also include distribution fees for promoting and distributing mutual funds and hedge funds. Commissions revenues were $1.7 billion in the third quarter of 2008, down 6% from the year-ago quarter, driven primarily by lower revenues from insurance sales and mutual funds within GWM due to challenging market conditions. Commissions revenues are generated by our GMI and GWM business segments.

Managed accounts and other fee-based revenues primarily consist of asset-priced portfolio service fees earned from the administration of separately managed and other investment accounts for retail investors, annual account fees, and certain other account-related fees. Managed accounts and other fee-based revenues were $1.4 billion in the third quarter of 2008, essentially unchanged from the year-ago quarter, as higher revenues from the global markets financing and services and real estate principal investment businesses within GMI were offset by lower fee-based revenues in GWM due to lower asset levels as a result of difficult market conditions. Managed accounts and other fee-based revenues are primarily generated by our GWM business segment. Refer to the GWM business segment discussion for additional details.

Investment banking revenues include (i) origination revenues representing fees earned from the underwriting of debt, equity and equity-linked securities, as well as loan syndication and commitment fees and (ii) strategic advisory services revenues including merger and acquisition and other investment banking advisory fees. Investment banking revenues were $845 million in the third quarter of 2008, down 34% from the year-ago quarter, driven by lower net revenues from equity origination, debt origination and M&A advisory revenues, reflecting significantly lower industry-wide underwriting and deal volumes compared with the year-ago period. Investment banking revenues are primarily reported in our GMI business segment but also include origination revenues in GWM. Refer to the Investment Banking discussion within the GMI business segment results for additional details.

Earnings from equity method investments include our pro rata share of income and losses associated with investments accounted for under the equity method of accounting. Earnings from equity method investments were $4.4 billion in the third quarter of 2008, which includes a net pre-tax gain of $4.3 billion from the sale of our 20% ownership stake in Bloomberg, L.P.. Excluding this gain, earnings from equity method investments were $105 million, down from $412 million for the year-ago quarter due largely to lower revenues from certain investments, including alternative investment management companies. Earnings from equity method investments are reported in both our GMI and GWM business segments. Refer to Note 5 of the 2007 Annual Report for further information on equity method investments.

Other revenues include gains and losses on investment securities, including certain available-for-sale securities, gains and losses on private equity investments that are held for capital appreciation and/or current income, and gains and losses on loans and other miscellaneous items. Other revenues were negative $3.0 billion in the third quarter of 2008, compared with negative $1.1 billion in the year-ago quarter. The negative revenues for 2008 were primarily due to net losses from completed and planned asset sales across residential and commercial mortgage exposures, other-than-temporary impairment charges on available-for-sale securities within our U.S. banks investment securities portfolio, write-downs on our leveraged finance commitments, and a decrease in the value of our private equity investments due primarily to the decline in value of certain non-public investments.

Compensation and benefits expenses were $3.5 billion for the third quarter of 2008. In the third quarter of 2007, primarily as a result of a reversal of previously accrued 2007 compensation costs, compensation and benefits expenses were $2.0 billion. The quarterly year over year increase reflects the reversal of the accruals in 2007, partially offset by lower costs in 2008 as a result of reduced headcount levels.

Non-compensation expenses were $4.8 billion, including the $2.5 billion non-tax deductible payment to Temasek related to the July common stock offering and the $425 million expense, including a $125 million fine, arising from Merrill Lynch’s offer to repurchase ARS from our private clients and the associated settlement with regulators. Excluding the aforementioned items, non-compensation expenses were $1.9 billion, down 9% from the year-ago quarter. Communication and technology costs were $546 million, up 9% due primarily to costs related to ongoing technology investments and system development initiatives, including continued investment in GWM platforms and workstations. Advertising and market development costs were $159 million, down 12% due primarily to lower travel and entertainment expenses. Other expenses were $588 million, which includes $425 million related to the ARS settlement previously discussed. Excluding this item, other expenses were $163 million, down 59% due primarily to the write-off of approximately $100 million of identifiable intangible assets related to First Franklin in the prior-year quarter and lower minority interest expenses associated with private equity investments. Non-compensation expenses also included a restructuring charge of $39 million, primarily related to severance costs and the accelerated amortization of previously granted stock awards associated with headcount reduction initiatives, primarily in technology.

Income tax benefits from continuing operations were a net credit of $3.1 billion in the third quarter of 2008, reflecting tax benefits associated with the firm’s pre-tax losses. The effective tax rate was 37.9% compared with 34.6% for the year-ago quarter. The increase in the effective tax rate reflected changes in the firm’s geographic mix of earnings and the impact of tax benefits on net operating losses.

We performed an annual impairment analysis of goodwill for our reporting units at the end of the third quarter of 2008, which did not result in an impairment charge. However, given the continued challenging conditions in the financial markets and the related impact on the market value of financial institutions, we will perform an interim impairment test for goodwill in the fourth quarter of 2008, which could result in an impairment charge.

Year-to-Date Consolidated Results of Operations

For the first nine months of 2008, our net loss from continuing operations was $11.7 billion or $13.16 per diluted share, compared with net earnings from continuing operations of $1.7 billion, or $1.60 per diluted share, in the prior-year period. Net revenues for the first nine months of 2008 were $834 million compared with $19.4 billion in the prior-year period. The decrease in net revenues was due primarily to net losses related to U.S. ABS CDOs of $9.8 billion, credit valuation adjustments related to hedges with monoline financial guarantors of $7.2 billion, net losses related to certain residential and commercial mortgage exposures of $5.1 billion, net losses related to the investment securities portfolio of Merrill Lynch’s U.S. banks of $2.9 billion, net losses of $2.1 billion related to major U.S. broker-dealers and certain GSEs, and leveraged finance commitment write-downs of $1.8 billion, partially offset by a net gain of $5.0 billion due to the impact of the widening of credit spreads on the carrying value of certain of our long-term debt liabilities and a net pre-tax gain from the sale of our 20% ownership stake in Bloomberg, L.P. of $4.3 billion.

Compensation and benefits expenses for the first nine months of 2008 were $11.2 billion, down 3% from $11.6 billion in the first nine months of 2007, primarily due to a decline in compensation expense accruals reflecting lower net revenues and reductions in headcount.

Non-compensation expenses for the first nine months of 2008 were $9.3 billion, including the $2.5 billion Temasek payment and the $425 million ARS-related expense incurred in the third quarter of 2008; excluding the aforementioned items, non-compensation expenses were $6.4 billion, up 11% from $5.8 billion in the first nine months of 2007. Communication and technology costs were $1.7 billion, up 14% due primarily to costs related to ongoing technology investments and system development initiatives, higher market data information costs, as well as the inclusion of First Republic Bank (“First Republic”), which was acquired on September 21, 2007. Occupancy and related depreciation costs were $951 million, up 14% due principally to higher office rental expenses associated with data center growth and increased office space, including the impact of First Republic. Other expenses were $1.2 billion, including the $425 million ARS-related expense as previously discussed. Excluding this item, other expenses were $787 million, down 25% due primarily to lower minority interest expenses associated with private equity investments and the write-off of approximately $100 million of identifiable intangible assets related to First Franklin in the prior-year period. Non-compensation expenses for the nine-month period also included a restructuring charge of $484 million related to headcount reduction initiatives conducted during the year.

Income taxes from continuing operations for the first nine months of 2008 were a net credit of $7.9 billion, reflecting tax benefits associated with our pre-tax losses. Our year-to-date effective tax rate was 40.4% compared with 20.5% in the prior-year period. The increase in the effective tax rate primarily reflected changes in the geographic mix of earnings and the impact of tax benefits on net operating losses.

U.S. ABS CDO and Other Mortgage-Related Activities

The challenging market conditions that have existed since the second half of 2007, particularly those relating to the credit markets, continued through the third quarter of 2008. Although the greatest impact to date had been on U.S. ABS CDOs and the U.S. sub-prime residential mortgage products, the adverse conditions in the credit markets have also affected other products, including U.S. Alt-A, Non-U.S. residential mortgages and commercial real estate. In addition, these conditions also negatively affected the value of leveraged lending transactions and our exposure to monoline financial guarantors. At September 26, 2008, we maintained exposures to these markets through securities, derivatives, loans and loan commitments. The following discussion details our activities and net exposures as of September 26, 2008.

Residential Mortgage-Related Activities (excluding U.S. banks investment securities portfolio)

U.S. Prime: We had net exposures of $34.6 billion at September 26, 2008, which consisted primarily of prime mortgage whole loans, including approximately $31 billion of prime loans originated with GWM clients (of which $14.5 billion were originated by First Republic, an operating division of Merrill Lynch Bank & Trust Co., FSB (“MLBT-FSB”)). Net exposures related to U.S. prime residential mortgages increased 3% during the quarter as a result of loan originations within GWM’s high net worth client base.

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

We had net exposures of $295 million at September 26, 2008, down 71% from June 27, 2008 primarily due to $392 million in net losses and increased short positions. Our U.S. Sub-prime exposures consisted primarily of non-performing loans (valued using discounted liquidation values) and secondary trading exposures related to our residential mortgage-backed securities business, which consist of trading activity including credit default swaps (“CDS”) on single names and indices. We value residential mortgage-backed securities based on observable prices and where prices are not observable, values are based on modeling the present value of projected cash flows that we expect to receive, based on the actual and projected performance of the mortgages underlying a particular securitization. Key determinants affecting our estimates of future cash flows include estimates for borrower prepayments, delinquencies, defaults, and loss severities.

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

We had net exposures of $25 million at September 26, 2008, down 98% from June 27, 2008 due to sales of approximately $1.0 billion and net losses of $492 million. Our U.S. Alt-A exposures consisted primarily of residential mortgage-backed securities collateralized by Alt-A residential mortgages. These net exposures resulted from secondary market trading activity or were retained from our securitizations of Alt-A residential mortgages, which were purchased from third-party mortgage originators.

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

Non-U.S.: We had net exposures of $4.6 billion at September 26, 2008, which consisted primarily of residential mortgage whole loans originated in the United Kingdom, as well as through mortgage originators in the Pacific Rim and asset-based lending facilities backed by residential whole loans. Non-U.S. net exposures decreased 38% during the quarter due primarily to net losses of $1.3 billion, paydowns of principal and sales of mortgage-backed securities. Held for sale loans are carried at the lower of cost or market value; for those loans carried at market value, given the significant illiquidity in the securitization market, values are based on modeling the present value of projected cash flows that we expect to receive, based on the actual and projected performance of the mortgages. Key determinants affecting our estimates of future cash flows include estimates for borrower prepayments, delinquencies, defaults, and loss severities.

The following table provides a summary of our residential mortgage-related net exposures and losses, excluding net exposures to residential mortgage-backed securities held in our U.S. banks for investment purposes, which is described in the U.S. Banks Investment Securities Portfolio section below.

(dollars in millions)

	Net	Net		Net	3Q08 vs.
	Exposures as	Gains/(Losses)	Other Net	Exposures as	2Q08
	of Jun. 27,	Reported in	Changes in Net	of Sep. 26,	Percent
	2008	Income	Exposures(1)	2008	Inc/(Dec)

Residential Mortgage-Related (excluding U.S. Banks’ investment securities portfolio):
U.S. Prime	$33,718	$(123)	$1,042	$34,637	3%

Other Residential:
U.S. Sub-prime	$1,012	$(392)	$(325)	$295	(71)%
U.S. Alt-A	1,542	(492)	(1,025)	25	(98)%
Non-U.S	7,448	(1,282)	(1,522)	4,644	(38)%

Total Other Residential(2)	$10,002	$(2,166)	$(2,872)	$4,964	(50)%

(1)	Represents U.S. Prime originations, sales, foreign exchange revaluations, hedges, paydowns, changes in loan commitments and related funding.
(2)	Includes warehouse lending, whole loans and residential mortgage-backed securities.

U.S. ABS CDO Activities

In addition to our U.S. sub-prime residential mortgage-related exposures, we have exposure to U.S. ABS CDOs, which are securities collateralized by a pool of asset-backed securities (“ABS”), for which the underlying collateral is primarily sub-prime residential mortgage loans.

We engaged in the underwriting and sale of U.S. ABS CDOs, which involved the following steps: (i) determining investor interest or responding to inquiries or mandates received; (ii) engaging a CDO collateral manager who is responsible for selection of the ABS securities that will become the underlying collateral for the U.S. ABS CDO securities; (iii) obtaining credit ratings from one or more rating agencies for U.S. ABS CDO securities; (iv) securitizing and pricing the various tranches of the U.S. ABS CDO at representative market rates; and (v) distributing the U.S. ABS CDO securities to investors or retaining them for Merrill Lynch. As a result of the continued deterioration in the sub-prime mortgage market, we currently are not underwriting U.S. ABS CDOs.

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

Our exposure to super senior ABS CDOs includes the following securities, which are primarily held as derivative positions in the form of total return swaps:

•	High-grade super senior positions, which are issued by ABS CDOs with underlying collateral having an average credit rating of Aa3/A1 at inception of the underwriting by Moody’s Investor Services; and
•	Mezzanine super senior positions, which are issued by ABS CDOs with underlying collateral having an average credit rating of Baa2/Baa3 at inception of the underwriting by Moody’s Investor Services.

At the end of the third quarter, net exposures to U.S. super senior ABS CDOs were $1.1 billion, down from $4.3 billion at the end of the second quarter. The remaining net exposure is predominantly comprised of U.S. super senior ABS CDOs based on mezzanine underlying collateral.

The aggregate U.S. super senior ABS CDO long exposures were $6.4 billion, substantially reduced from $19.9 billion at the end of the second quarter. The reduction predominantly resulted from the sale of ABS CDOs to an affiliate of Lone Star Funds (“Lone Star”) discussed below, which decreased long exposures by $11.1 billion. The long exposure was further reduced during the quarter by $2.4 billion resulting from mark-to-market adjustments, amortization and liquidations.

At quarter-end, the super senior ABS CDO long exposure was hedged with an aggregate of $5.3 billion of short exposure, which was down $10.3 billion from the end of the second quarter. Of this reduction, $8.4 billion was due to the termination and potential settlement of related monoline hedges and $1.9 billion was primarily due to mark-to-market gains, amortization and liquidations. The remaining short position predominantly reflects contracts with highly-rated, non-monoline counterparties with strong collateral servicing agreements.

The following table provides an overview of changes to our U.S. super senior ABS CDO net exposures from June 27, 2008 to September 26, 2008.

(dollars in billions)

U.S. Super Senior ABS CDO Exposure	Long	Short	Net

June 27, 2008	$19.9	$(15.6)	$4.3
Sale of CDOs:
Sale Price of CDOs	(6.7)	-	(6.7)
Loss on CDOs	(4.4)	-	(4.4)

Total Reduction in Exposure from Sale	(11.1)	-	(11.1)
Termination of XL Hedges(1)	-	1.2	1.2
Settlement of Monoline Hedges on Long Position Sold(2)	-	7.2	7.2

Total Increase in Exposure	-	8.4	8.4
Total Exposure (As Reported in our Press Release Dated 7/28/08)	$8.8	$(7.2)	$1.6

3Q Exposure Changes:
Gains/(Losses)	$(1.9)	$1.6	$(0.3)
Liquidations/Amortization	(0.5)	0.3	(0.2)

September 26, 2008	$6.4	$(5.3)	$1.1

(1)	We terminated all of our CDO-related hedges with XL, which at June 27, 2008 had a carrying value of $1,029 million in exchange for an upfront payment of $500 million. This termination resulted in a net loss of approximately $529 million.
(2)	This includes both settled and potentially settled monoline hedges.

Merrill Lynch’s secondary trading exposure related to its ABS CDO business was $227 million at June 27, 2008. As of September 26, 2008, secondary trading exposure was $(273) million. The exposure change was driven by liquidations, unwinds, and gains / (losses) recognized.

On July 28, 2008, we agreed to sell $30.6 billion gross notional amount of U.S. super senior ABS CDOs (the “Portfolio”) to Lone Star for a purchase price of $6.7 billion. The transaction closed on September 18, 2008. In connection with this sale we recorded a pre-tax write-down of $4.4 billion in the third quarter of 2008. We are providing financing to the purchaser for approximately 75% of the purchase price. The recourse on this loan is limited to the assets of the purchaser, which consist solely of the Portfolio. All cash flows and distributions from the Portfolio (including sale proceeds) will be applied in accordance with a specified priority of payments. The loan is carried at fair value. Events of default under the loan are customary events of default, including failure to pay interest when due and failure to pay principal at maturity.

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

At September 26, 2008, the carrying value of our hedges with financial guarantors related to U.S. super senior ABS CDOs was $1.4 billion, reduced from $2.9 billion at June 27, 2008. The decrease was due to the termination and potential settlement of monoline hedges partially offset by modest gains in the market value of the remaining hedges. We also have credit derivatives with financial guarantors on other referenced assets. The carrying value of hedges with financial guarantors related to other asset classes outside of U.S. super senior ABS CDOs increased from $3.6 billion at the end of the second quarter to $4.5 billion at the end of the third quarter 2008, resulting from gains in the market value of these hedges.

During the third quarter of 2008, credit valuation adjustments related to our remaining hedges with financial guarantors, including those related to U.S. super senior ABS CDOs, were not significant.

The following table provides a summary of our total financial guarantor exposures for U.S. super senior ABS CDOs as of September 26, 2008.

(dollars in millions)

			Mark-to-
			Market Prior	Life-to-Date
			to Credit	Credit
Credit Default Swaps with Financial	Notional of	Net	Valuation	Valuation	Carrying
Guarantors on U.S. Super Senior ABS CDOs	CDS	Exposure	Adjustments	Adjustments	Value

June 27, 2008	$(18.7)	$(9.6)	$9.1	$(6.2)	$2.9
Termination of XL Hedges(1)	3.7	1.2	(2.5)	1.5	(1.0)
Settlement of Monoline Hedges on Long Position Sold(2)	12.1	7.2	(4.9)	4.1	(0.8)

Total (As Reported in Press Release Dated 7/28/08)	$(2.9)	$(1.2)	$1.7	$(0.6)	$1.1

3Q Activity	0.0	0.3	0.3	(0.0)	0.3

September 26, 2008	$(2.9)	$(0.9)	$2.0	$(0.6)	$1.4

(1)	We terminated all of our CDO-related hedges with XL, which had an aggregate carrying value at June 27, 2008 of $1,029 million, in exchange for an upfront payment of $500 million. This termination resulted in a net loss of approximately $529 million.
(2)	This includes both settled and potentially settled monoline hedges.

U.S. Banks Investment Securities Portfolio

The investment securities portfolio of Merrill Lynch Bank USA (“MLBUSA”) and MLBT-FSB includes investment securities comprising various asset classes. The cumulative pre-tax balance in other comprehensive (loss)/income related to this portfolio was approximately negative $5.5 billion as of September 26, 2008. We regularly (at least quarterly) evaluate each security whose value has declined below amortized cost to assess whether the decline in fair value is other-than-temporary. Within the investment securities portfolio of our U.S. banks, net pre-tax losses of approximately $852 million were recognized through the statement of earnings during the third quarter of 2008. These net losses primarily reflected the other-than-temporary impairment in the value of certain securities, primarily U.S. Alt-A residential mortgage-backed securities.

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

A decline in a debt security’s fair value is considered to be other-than-temporary if it is probable that not all amounts contractually due will be collected. In assessing whether it is probable that all amounts contractually due will not be collected, we consider the following:

•	Whether there has been an adverse change in the estimated cash flows of the security;
•	The period of time over which it is estimated the fair value will increase from the current level to at least the amortized cost level, or until principal is estimated to be received;
•	The period of time a security’s fair value has been below amortized cost;
•	The amount by which the fair value is below amortized cost;
•	The financial condition of the issuer; and
•	Management’s ability and intent to hold the security until fair value recovers or until the principal is received.

Refer to Note 5 to the Condensed Consolidated Financial Statements for additional information.

The following table provides a summary of our U.S. banks investment securities portfolio net exposures and losses.

(dollars in millions)

	Net	Net	Unrealized	Other	Net
	Exposures	Gains/(Losses)	Gains/(Losses)	Net Changes	Exposures
	as of Jun. 27,	Reported in	Included in OCI	in Net	as of Sep. 26,	Percent
	2008	Income(2)	(pre-tax)	Exposures(3)	2008	Inc/(Dec)

U.S. Banks’ Investment Securities Portfolio:
Sub-prime residential mortgage-backed securities	$2,901	$(116)	$24	$(107)	$2,702	(7)%
Alt-A residential mortgage-backed securities	4,338	(622)	(135)	(83)	3,498	(19)%
Commercial mortgage-backed securities	5,376	6	(370)	28	5,040	(6)%
Prime residential mortgage-backed securities	3,114	(82)	(152)	(371)	2,509	(19)%
Non-residential asset-backed securities	831	(8)	(40)	(60)	723	(13)%
Non-residential CDOs	745	(30)	(181)	(48)	486	(35)%
Agency residential asset-backed securities	505	-	-	(13)	492	(3)%
Other	226	-	(28)	9	207	(8)%

Total(1)	$18,036	$(852)	$(882)	$(645)	$15,657	(13)%

(1)	The September 26, 2008 net exposures include investment securities of approximately $140 million recorded in a non-U.S. Bank legal entity.
(2)	Primarily represents losses on certain securities deemed to be other-than-temporarily impaired.
(3)	Primarily represents principal paydowns and sales.

The continued adverse market environment and its potential impact on the financial condition of issuers could result in further other-than-temporary impairments in our U.S. banks investment securities portfolio in the fourth quarter of 2008.

Commercial Real Estate

As of September 26, 2008, net exposures related to commercial real estate, excluding First Republic, totaled approximately $12.8 billion, down 14% from June 27, 2008, due primarily to asset sales, particularly for whole loan/conduit exposures in the U.S. and Europe. Net exposures related to First Republic Bank were $2.9 billion at the end of the third quarter, up 10% from the second quarter primarily due to new originations.

The following table provides a summary of our Commercial Real Estate portfolio net exposures and losses.

(dollars in millions)

		Net		Net	3Q08 vs.
	Net Exposures	Gains/(Losses)	Other Net	Exposures	2Q08
	as of Jun. 27,	Reported in	Changes in Net	as of Sep. 26,	Percent
	2008	Income	Exposures(1)	2008	Inc/(Dec)

Commercial Real Estate:
Whole Loans/Conduits	$7,872	$(838)	$(906)	$6,128	(22)%
Securities and Derivatives	575	(10)	(10)	555	(3)%
Real Estate Investments(2)	6,454	(6)	(312)	6,136	(5)%

Total Commercial Real Estate, excluding First Republic Bank	$14,901	$(854)	$(1,228)	$12,819	(14)%

First Republic Bank	$2,670	$22	$241	$2,933	10%

(1)	Primarily represents sales, paydowns and foreign exchange revaluations.
(2)	We make equity and debt investments in entities whose underlying assets are real estate. We consolidate those entities in which we are the primary beneficiary in accordance with FIN 46(R), Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51. We do not have economic exposure to the total underlying assets in those entities. The amounts presented are our net investments and therefore exclude the amounts that have been consolidated but for which we do not have economic exposure.

Business Segments

Our operations are organized into two business segments: GMI and GWM. We also record revenues and expenses within a “Corporate” category. Corporate results primarily include gains and losses related to ineffective interest rate hedges on certain qualifying debt, and the impact of certain hybrid financing instruments accounted for under SFAS No. 159. In addition, Corporate results for three- and nine-month periods ended September 26, 2008 included expenses of $2.5 billion related to the payment to Temasek and $425 million associated with the ARS repurchase program and the associated settlement with regulators. Net revenues and pre-tax losses recorded within Corporate for the third quarter of 2008 were negative $56 million and $3.0 billion, respectively, as compared with net revenues and pre-tax earnings of $20 million and $21 million, respectively, in the prior year period.

Net revenues and pre-tax losses recorded within Corporate for the nine months ended September 26, 2008 were negative $187 million and $3.1 billion, as compared with negative net revenues of $149 million and pre-tax losses of $159 million in the prior year period. The increase in the pre-tax losses in 2008 was primarily attributable to the Temasek payment and the ARS expense recorded in the third quarter of 2008.

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

Global Markets and Investment Banking

GMI Results of Operations

(dollars in millions)

	For the Three Months Ended			For the Nine Months Ended

	Sept. 26,	Sept. 28,	%	Sept. 26,	Sept. 28,	%
	2008	2007	Change	2008	2007	Change

Global Markets
FICC	$(9,943)	$(5,764)	N/M	$(21,389)	$(718)	N/M
Equity Markets	6,030	1,581	281	9,640	6,115	58

Total Global Markets revenues, net of interest expense	(3,913)	(4,183)	N/M	(11,749)	5,397	N/M
Investment Banking
Origination:
Debt	182	276	(34)	780	1,333	(41)
Equity	214	344	(38)	751	1,254	(40)
Strategic Advisory Services	354	385	(8)	1,046	1,181	(11)

Total Investment Banking revenues, net of interest expense	750	1,005	(25)	2,577	3,768	(32)

Total GMI revenues, net of interest expense	(3,163)	(3,178)	N/M	(9,172)	9,165	N/M

Non-interest expenses, before restructuring charge	2,833	1,434	98	9,119	9,633	(5)
Restructuring charge	18	-	N/M	329	-	N/M

Pre-tax (loss)/earnings from continuing operations	$(6,014)	$(4,612)	N/M	$(18,620)	$(468)	N/M

Pre-tax (loss)/earnings from continuing operations, before restructuring charge	$(5,996)	$(4,612)	N/M	$(18,291)	$(468)	N/M

N/M = Not Meaningful

GMI recorded negative net revenues and a pre-tax loss from continuing operations for the third quarter of 2008 of $3.2 billion and $6.0 billion, respectively, as challenging market conditions, particularly in September, resulted in net losses in FICC and lower revenues in Investment Banking, offset by significantly higher net revenues in Equity Markets, resulting from the gain on sale of our Bloomberg investment. GMI’s third quarter net revenues included a net gain of $2.8 billion due to the impact of the widening of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities.

For the first nine months of 2008, GMI recorded a pre-tax loss of $18.6 billion on net revenues of negative $9.2 billion, due primarily to net losses in FICC that were partially offset by revenues in Equity Markets and Investment Banking. Excluding the impact of the $329 million restructuring charge, GMI’s pre-tax loss for the first nine months of 2008 was $18.3 billion. GMI recorded a net gain of approximately $5.0 billion during the first nine months of 2008 due to the impact of the widening of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities.

Fixed Income, Currencies and Commodities (FICC)

FICC net revenues include principal transactions and net interest profit (which we believe should be viewed in the aggregate to assess trading results), commissions, revenues from principal investments and other revenues.

During the third quarter of 2008, FICC net revenues were negative $9.9 billion. FICC recorded significant losses as a result of severe market dislocations in September which included the default of a major U.S. broker-dealer and conservatorship of certain GSEs. FICC recorded net losses of approximately $4.8 billion primarily related to the previously announced sale of U.S. super senior ABS CDOs. In addition, as a result of the deteriorating environment for financial guarantors, FICC also recorded losses of $1.3 billion related to the termination and potential settlement of monoline hedges. FICC net revenues were also impacted by net losses related to our U.S. banks investment securities portfolio of $852 million and certain of our U.S. sub-prime, U.S. Alt-A and Non-U.S. residential mortgage-related exposures aggregating approximately $2.2 billion. FICC also recognized net write-downs related to our leveraged finance commitments of approximately $546 million and net losses of $2.1 billion related to major U.S. broker-dealers and certain GSEs. In addition, net revenues for most other FICC businesses declined from the third quarter of 2007, as the environment for those businesses was materially worse than the year-ago quarter. Partially offsetting these declines was a net gain of approximately $2.0 billion related to the impact of the widening of our credit spreads on the carrying value of certain of our long-term debt liabilities.

For the first nine months of 2008, FICC net revenues were negative $21.4 billion as strong revenues from rates and currencies were more than offset by: net losses related to U.S. super senior ABS CDOs of $9.8 billion; credit valuation adjustments related to hedges with financial guarantors of $7.2 billion; net losses related to the investment securities portfolio of Merrill Lynch’s U.S. banks of $2.9 billion; net losses related to certain residential mortgage exposures of $4.3 billion; net losses of $2.1 billion related to major U.S. broker-dealers and certain GSEs; and net write-downs related to leveraged finance commitments of $1.8 billion. FICC’s first nine months of 2008 net revenues also included a net gain of approximately $3.4 billion related to the impact of the widening of our credit spreads on the carrying value of certain of our long-term debt liabilities. For the first nine months of 2008, our rates and currencies businesses achieved record revenues, up 27% from the prior-year period, benefiting from strong client flows in interest rate swaps and options and increases in both market and interest rate volatility. Most other FICC businesses declined from the first nine months of 2007, as the environment for those businesses was materially worse than the year-ago period.

Equity Markets

Equity Markets net revenues include commissions, principal transaction revenues and net interest profit (which we believe should be viewed in the aggregate to assess trading results), revenues from certain equity method investments, changes in the fair value of private equity investments and other revenues.

Equity Markets net revenues for the third quarter of 2008, which included the gain on sale of our Bloomberg investment and a net gain related to changes in the carrying value of certain of our long-term debt liabilities, were $6.0 billion compared with $1.6 billion in the prior-year period. Global equity-linked products revenues increased approximately 14% from the prior-year period, driven by increased trading activity and heightened market volatility. These increases were more than offset by declines from the cash equities business, which experienced adverse market conditions, as well as from global markets financing and services, which experienced declines in average balances, particularly in September. Net losses from the private equity business were $289 million compared with net losses of $61 million for the prior-year quarter, primarily due to decreases in the fair value of certain non-public investments in its private equity investment portfolio. Equity Markets net revenues for the third quarter of 2008 also included a net gain of approximately $830 million related to the impact of the widening of our credit spreads on the carrying value of certain of our long-term debt liabilities.

For the first nine months of 2008, Equity Markets net revenues were $9.6 billion, up 58% from the year-ago period, primarily due to the $4.3 billion net gain from the Bloomberg sale. Net revenues from the private equity business and equity-linked trading decreased but were partially offset by higher revenues from global markets financing and services. Equity Markets net revenues for the first nine months of 2008 included a net gain of approximately $1.5 billion related to the impact of the widening of our credit spreads on the carrying value of certain of our long-term debt liabilities.

Investment Banking

Investment Banking net revenues for the third quarter of 2008 were $750 million, down 25% from the year-ago quarter due to lower net revenues from debt and equity origination activities and strategic advisory services, reflecting significantly lower industry-wide underwriting and deal volumes compared with the year-ago period.

For the first nine months of 2008, Investment Banking net revenues were $2.6 billion, down 32% from $3.8 billion in the prior-year period, primarily driven by lower deal volumes across all product lines.

Origination

Origination revenues represent fees earned from the underwriting of debt, equity, and equity-linked securities, as well as loan syndication fees.

Origination net revenues in the third quarter of 2008 were $396 million, down 36% from the year-ago quarter. Debt origination revenues were down 34% from the year-ago quarter, primarily due to decreased activity levels for leveraged finance, high-grade debt and preferred stock issuances. Equity origination net revenues were down 38% from the prior-year period, resulting from lower transaction volumes.

For the first nine months of 2008, origination revenues were $1.5 billion, down 41% from the year-ago period. Debt and equity originations were down 41% and 40%, respectively, compared with the first nine months of 2007 primarily reflecting lower transaction volumes in the first nine months of 2008.

Strategic Advisory Services

Strategic advisory services net revenues, which include merger and acquisition and other advisory fees, were $354 million in the third quarter of 2008, a decrease of 8% from the year-ago quarter. Year-to-date strategic advisory services revenues decreased 11% from the year-ago period, to $1.0 billion. The decrease in quarterly and year-to-date revenues was primarily due to lower industry-wide transaction activity.

For additional information on GMI’s segment results, refer to Note 2 to the Condensed Consolidated Financial Statements.

Global Wealth Management

GWM Results of Operations

(dollars in millions)

	For the Three Months Ended			For the Nine Months Ended

	Sept. 26,	Sept. 28,	%	Sept. 26,	Sept. 28,	%
	2008	2007	Change	2008	2007	Change

GPC
Fee-based revenues	$1,568	$1,605	(2)	$4,784	$4,622	4
Transactional and origination revenues	729	989	(26)	2,552	2,915	(12)
Net interest profit and related hedges(1)	587	584	1	1,829	1,753	4
Other revenues	110	90	22	295	300	(2)

Total GPC revenues, net of interest expense	2,994	3,268	(8)	9,460	9,590	(1)
GIM
Total GIM revenues, net of interest expense	241	270	(11)	733	836	(12)

Total GWM revenues, net of interest expense	3,235	3,538	(9)	10,193	10,426	(2)

Non-interest expenses, before restructuring charge	2,461	2,585	(5)	7,961	7,710	3
Restructuring charge	21	-	N/M	155	-	N/M

Pre-tax earnings from continuing operations	$753	$953	(21)	$2,077	$2,716	(24)

Pre-tax earnings from continuing operations, before restructuring charge	$774	$953	(19)	$2,232	$2,716	(18)

Pre-tax profit margin	23.3%	26.9%		20.4%	26.1%
Pre-tax profit margin, before restructuring charge	23.9%	26.9%		21.9%	26.1%
Total Financial Advisors	16,850	16,610		16,850	16,610

N/M = Not Meaningful

(1)	Includes the interest component of non-qualifying derivatives, which are included in other revenues on the Condensed Consolidated Statements of (Loss)/Earnings.

GWM generated net revenues of $3.2 billion for the third quarter of 2008, down 9% from the strong third quarter of 2007, primarily due to declines in transactional and origination revenues. The revenue decline was partially offset by a net gain of approximately $44 million related to the impact of the widening of our credit spreads on the carrying value of certain of our long-term debt liabilities. GWM’s third quarter 2008 pre-tax earnings of $753 million were down 21% from the prior-year period while the pre-tax profit margin was 23.3%, down from 26.9% in the prior-year period. Excluding the impact of the $21 million restructuring charge recorded by GWM in the third quarter of 2008, GWM’s third quarter 2008 pre-tax earnings of $774 million were down 19% from the year-ago quarter. On the same basis, the pre-tax profit margin was 23.9%, compared with 26.9% in the year-ago quarter.

For the first nine months of 2008, GWM’s net revenues were $10.2 billion, down 2% from the prior-year period. GWM recorded pre-tax earnings of $2.1 billion, down 24% from the year-ago period, primarily due to higher non-interest expenses, including the restructuring charge. The revenue decline was partially offset by a net gain of approximately $66 million related to the impact of the widening of our credit spreads on the carrying value of certain of our long-term debt liabilities. The pre-tax profit margin was 20.4%, down from 26.1% in the prior-year period. Excluding the impact of the restructuring charge, pre-tax earnings were $2.2 billion, down 18% from the year-ago period. On the same basis, the pre-tax profit margin was 21.9%, down from 26.1% in the prior-year period.

Global Private Client

GPC’s third quarter 2008 net revenues were $3.0 billion, down 8% from the year-ago period, driven by lower transactional and origination revenues, resulting from reduced client and origination activity in a challenging market environment. For the first nine months of 2008, GPC’s net revenues decreased to $9.5 billion from $9.6 billion in the year-ago quarter.

Financial Advisor headcount was 16,850 at the end of the third quarter of 2008, an increase of 160 FAs during the quarter and 240 from the third quarter of 2007, as GWM continued to successfully execute its strategy for recruiting and training high-quality FAs.

A detailed discussion of GPC’s revenues follows:

Fee-Based Revenues

Fee-based revenues primarily consist of portfolio service fees that are derived from accounts that charge an annual fee based on net asset value (generally billed quarterly in advance based on beginning of quarter asset values), such as Merrill Lynch Consults® , a separately managed account product. Fee-based revenues also include commissions related to distribution fees on mutual funds, asset-based commissions from insurance products and taxable and tax-exempt money market funds, and fixed annual account fees and other account-related fees. These commissions are included in commissions revenues on the Condensed Consolidated Statements of (Loss)/Earnings.

GPC’s fee-based revenues were $1.6 billion in the third quarter of 2008, down 2% from the year-ago quarter, primarily due to lower asset levels in annuitized fee-based products resulting from market declines. On a year-to-date basis fee based revenues increased 4% from the year-ago period to $4.8 billion, partially due to the inclusion of fee-based accounts from First Republic as well as higher fees across various fee-based products.

The value of client assets in GWM accounts at September 26, 2008 and December 28, 2007 were as follows:

(dollars in billions)

	As of	As of
	Sept. 26,	Dec. 28,
	2008	2007

Assets in client accounts
U.S	$1,333	$1,586
Non — U.S	142	165

Total	$1,475	$1,751

Assets in annuitized-revenue products	$580	$655

GWM’s net inflows of client assets into annuitized-revenue products were $2 billion for the third quarter of 2008 and $21 billion for the first nine months of 2008. Total net new money was negative $3 billion for the third quarter of 2008 and negative $2 billion for the first nine months of 2008. Total net new money during the third quarter of 2008 was adversely affected by client reaction to persistent volatility and significantly negative market movements during the quarter. Total client assets in GWM accounts were $1.5 trillion, down from $1.8 trillion at year-end. Assets in annuitized-revenue products ended the quarter at $580 billion, down from $655 billion at year-end. The decrease in total client assets and assets in annuitized-revenue products in GWM accounts during the first nine months of 2008 was primarily due to market depreciation.

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

Transactional and origination revenues were $729 million in the third quarter of 2008, down 26% from the year-ago quarter due to lower client transaction and origination volumes amidst increasingly challenging market conditions. Year-to-date transaction and origination revenues were $2.6 billion, down 12% from the year-ago period, also primarily due to decreased client transaction and origination activity in a challenging business environment.

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

GPC’s net interest profit and related hedges were $587 million in the third quarter of 2008, up from $584 million in the year-ago quarter. On a year-to-date basis, GPC’s net interest profit and related hedge revenues were up 4% to $1.8 billion. This increase reflects higher net interest revenue from deposits and the inclusion of revenues from First Republic, which we acquired on September 21, 2007.

Other Revenues

GPC’s other revenues were $110 million in the third quarter of 2008, up 22% from the year-ago quarter, primarily due to the impact of the widening of our credit spreads on the carrying value of certain of our long-term debt liabilities. For the first nine months of 2008, other revenues were down 2% to $295 million, primarily due to foreign exchange transaction losses, lower gains on sales of mortgages and markdowns on certain alternative investments.

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

GIM’s third quarter 2008 revenues of $241 million were down 11% from the year-ago quarter. For the first nine months of 2008, GIM’s revenues were $733 million, down 12% from the year-ago period.

The decreases in both periods were primarily due to lower revenues from our investment in BlackRock and certain alternative investment management companies.

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

(dollars in millions)

	For the Three Months Ended			For the Nine Months Ended

	Sept. 26,	Sept. 28,	%	Sept. 26,	Sept. 28,	%
	2008	2007	Change	2008	2007	Change

Revenues, net of interest expense
Europe, Middle East, and Africa	$(1,339)	$1,233	N/M %	$1,061	$5,454	(81)%
Pacific Rim	311	1,481	(79)	1,858	4,160	(55)
Latin America	325	378	(14)	1,191	1,128	6
Canada	22	77	(71)	155	369	(58)

Total Non-U.S	(681)	3,169	N/M	4,265	11,111	(62)
United States(1)(2)(3)	697	(2,789)	N/M	(3,431)	8,331	N/M

Total	$16	$380	N/M	$834	$19,442	N/M

(1)	Corporate net revenues and adjustments are reflected in the U.S. region.
(2)	U.S. net revenues for the three and nine months ended September 26, 2008 include net losses of $10.2 billion and $26.1 billion, respectively, related to U.S. ABS CDOs, credit valuation adjustments related to hedges with financial guarantors, losses in the investment portfolio of Merrill Lynch’s U.S. banks, losses from other residential mortgage exposures, and losses from commercial real estate exposures. Losses for the three and nine months ended September 26, 2008 were partially offset by gains of $2.8 and $5.0 billion, respectively, that resulted from the widening of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities, and a $4.3 billion net gain related to the sale of our ownership stake in Bloomberg L.P.

(3)	U.S. net revenues for the three and nine months ended September 28, 2007 include net losses of $7.9 billion related to U.S. sub-prime residential mortgage-related securities and U.S. ABS CDOs.

Non-U.S. net revenues in the 2008 third quarter decreased to negative $681 million, down from $3.2 billion in the prior year period, reflecting decreases across all regions and all businesses. For GWM, non-U.S. net revenues decreased 13% from the 2007 third quarter and represented 11% of the total GWM net revenues.

Net revenues in EMEA were negative $1.3 billion in the 2008 third quarter, compared to $1.2 billion in the 2007 third quarter. The decrease from the prior year quarter was driven by lower net revenues from GMI, mainly within our FICC business primarily driven by decreases from our global mortgage, commercial real estate, structured finance and investment activities, which were partially offset by an increase in global rates and currencies. GWM net revenues decreased 12% in the 2008 third quarter as compared with the prior year quarter.

Net revenues in the Pacific Rim were $311 million in the 2008 third quarter, a decrease of 79% from the 2007 third quarter. These results reflected decreases across multiple businesses and activities within GMI. Lower net revenues in FICC were primarily driven by decreases in our credit and rates and currency activities. In Equity Markets, lower net revenues were primarily driven by decreases from cash and equity linked products, while in Investment Banking, lower net revenues were driven by decreases in debt origination and global leveraged finance activities. GWM net revenues decreased $29 million, or 24%, as compared with the prior year quarter.

Net revenues in Latin America decreased 14% in the 2008 third quarter. The decrease from the prior year quarter was driven by lower net revenues from GMI, mainly within our Investment Banking business. Within Investment Banking, lower net revenues were driven by decreased debt and equity origination activities. GWM net revenues decreased 5% in the 2008 third quarter as compared with the prior year quarter.

Net revenues in Canada decreased 71% in the 2008 third quarter, primarily due to lower net revenues from our FICC and Equity Markets businesses within GMI. Within FICC, lower net revenues were driven by our global rates and currency and commercial real estate activities, while the lower net revenues in our Equity Markets business were driven by decreases in equity-linked and cash trading activities.

For the nine months ended September 26, 2008, non-U.S. net revenues decreased to $4.3 billion, down 62% from the first nine months of 2007. We experienced lower net revenues in all non-U.S. regions as compared with the first nine months of 2007, except for Latin America, which increased 6%. Lower net revenues in EMEA, the Pacific Rim and Canada primarily reflected decreases across multiple businesses and activities within GMI, and include approximately $3.0 billion of losses related to residential mortgage exposures. Within GMI, lower net revenues in FICC were driven by decreases in our global mortgage, commercial real estate, structured finance and credit activities, which were partially offset by increases in our global rates and currency and commodities activities. In Equity Markets, lower net revenues were driven primarily by our equity linked and cash equities trading activities. In the Investment Banking business, lower net revenues were driven by decreases in leveraged finance and equity origination activities. For GWM, net revenues remained relatively unchanged as compared to the first nine months of 2007.

U.S. net revenues were $697 million in the third quarter 2008, up from negative $2.8 billion in the third quarter 2007. The increase was mainly driven by the net gain of $4.3 billion on the sale of our 20% ownership stake in Bloomberg and the impact of the widening of credit spreads on the carrying value of certain of our long-term liabilities, partially offset by lower net revenues in FICC of $2.5 billion. See the GMI results of operations section for further information. For GWM, net revenues decreased 10% from the 2007 third quarter, primarily reflecting lower transactional and origination revenues resulting from reduced client and issuer activity amidst increasingly challenging market conditions.

For the nine months ended September 26, 2008, U.S. net revenues were negative $3.4 billion compared with net revenues of $8.3 billion in the prior year period. The decreases from the prior year period were mainly driven by lower net revenues across multiple businesses and activities within GMI, specifically FICC and Investment Banking. See the GMI results of operations section for further information. For GWM, net revenues decreased 2% from the first nine months of 2007.

Consolidated Balance Sheets

We continuously monitor and evaluate the size and composition of the Condensed Consolidated Balance Sheet. The following table summarizes the balance sheets as of September 26, 2008 and December 28, 2007:

(dollars in millions)

		2008
	Sept. 26,	Nine Month	Dec. 28,	2007
	2008	Average(1)	2007	Average(1)

Assets
Trading-Related
Securities financing assets	$311,716	$419,516	$400,002	$490,729
Trading assets	189,358	243,851	234,669	254,421
Other trading-related receivables	119,136	110,242	95,753	93,556

	620,210	773,609	730,424	838,706

Non-Trading-Related
Cash and cash equivalents	59,207	74,650	64,345	54,068
Investment securities	72,182	76,701	82,532	85,982
Loans, notes, and mortgages, net	75,737	80,024	94,992	81,704
Other non-trading assets	48,444	44,890	47,757	52,150

	255,570	276,265	289,626	273,904

Total assets	$875,780	$1,049,874	$1,020,050	$1,112,610

Liabilities Trading-Related
Securities financing liabilities	$264,897	$378,386	$336,876	$459,827
Trading liabilities	86,745	144,009	123,588	146,073
Other trading-related payables	99,978	106,092	91,550	107,198

	451,620	628,487	552,014	713,098

Non-Trading-Related
Short-term borrowings	25,693	16,753	24,914	20,231
Deposits	90,001	101,088	103,987	88,319
Long-term borrowings	227,326	243,611	260,973	211,118
Junior subordinated notes (related to trust preferred securities)	5,202	5,179	5,154	4,263
Other non-trading liabilities	37,583	17,593	41,076	36,180

	385,805	384,224	436,104	360,111

Total liabilities	837,425	1,012,711	988,118	1,073,209

Total stockholders’ equity	38,355	37,163	31,932	39,401

Total liabilities and stockholders’ equity	$875,780	$1,049,874	$1,020,050	$1,112,610

(1)	Averages represent our daily balance sheet estimates, which may not fully reflect netting and other adjustments included in period-end balances. Balances for certain assets and liabilities are not revised on a daily basis.

Total assets at September 26, 2008 were $876 billion, a decrease of $144 billion from December 28, 2007. The decrease in total assets was primarily due to a decrease in securities financing assets, trading assets, investment securities and loans, notes and mortgages, which was driven by our efforts to reduce the size of our balance sheet and lower the risk profile of our assets. In addition, the decrease in loans, notes and mortgages was primarily due to the sale of Merrill Lynch Capital, which was completed in February 2008.

Off-Balance Sheet Exposures

As a part of our normal operations, we enter into various off-balance sheet arrangements that may require future payments. The table below outlines our significant off-balance sheet arrangements, as well as the future expirations, as of September 26, 2008:

(dollars in millions)
	Expiration
		Less than	1 - 3	3+ - 5	Over 5
	Total	1 Year	Years	Years	Years

Standby liquidity facilities	$13,328	$9,813	$-	$3,494	$21
Residual value guarantees	844	104	323	303	114
Standby letters of credit and other guarantees	43,290	1,510	1,620	810	39,350
Auction rate security guarantees	9,970	9,970	-	-	-

Standby Liquidity Facilities

We provide guarantees to special purpose entities (“SPEs”) in the form of standby liquidity facilities. These facilities relate primarily to municipal bond securitization SPEs, whose assets are comprised of municipal bonds. To protect against declines in value of the assets held by the SPEs for which we provide these facilities, we may economically hedge our exposure through derivative positions that principally offset the risk of loss of these facilities. See Notes 6 and 11 to the Condensed Consolidated Financial Statements for further information.

Residual Value Guarantees

Residual value guarantees are primarily related to leasing SPEs where either Merrill Lynch or a third-party is the lessee, and includes residual value guarantees associated with our Hopewell, NJ campus and aircraft leases of $322 million. At September 26, 2008, a liability of $10 million was recorded on the Condensed Consolidated Balance Sheet for these guarantees.

Standby Letters of Credit

We also make guarantees to counterparties in the form of standby letters of credit. At September 26, 2008, we held $462 million of marketable securities as collateral to secure these guarantees and a liability of $10 million was recorded on the Condensed Consolidated Balance Sheet.

Other Guarantees

In conjunction with certain structured investment funds, we guarantee the return of the initial principal investment at the termination date of the fund. These funds are generally managed based on a formula that requires the fund to hold a combination of general investments and highly liquid risk-free assets that, when combined, will result in the return of principal at the maturity date unless there is a significant market event. At September 26, 2008, a liability of $6 million was recorded on the Condensed Consolidated Balance Sheet for these guarantees.

We also provide indemnifications related to the U.S. tax treatment of certain foreign tax planning transactions. The maximum exposure to loss associated with these transactions is $167 million; however, we believe that the likelihood of loss with respect to these arrangements is remote. At September 26, 2008, no liabilities were recorded on the Condensed Consolidated Balance Sheet for these guarantees.

In connection with residential mortgage loan and other securitization transactions, we typically make representations and warranties about the underlying assets. If there is a material breach of any such representation or warranty, we may have an obligation to repurchase assets or indemnify the purchaser against any loss. For residential mortgage loan and other securitizations, the maximum potential amount that could be required to be repurchased is the current outstanding asset balance. Specifically related to First Franklin activities, there is currently approximately $39 billion (including loans serviced by others) of outstanding loans that First Franklin sold in various asset sales and securitization transactions where management believes we may have an obligation to repurchase the asset or indemnify the purchaser against the loss if claims are made and it is ultimately determined that there has been a material breach related to such loans. We have recognized a repurchase reserve liability of approximately $560 million at September 26, 2008 arising from these First Franklin residential mortgage sales and securitization transactions.

Auction Rate Security Guarantees

Under the terms of its announced purchase program as augmented by the global agreement reached with the New York Attorney General, the Securities and Exchange Commission, the Massachusetts Securities Division and other state securities regulators, Merrill Lynch agreed to purchase at par auction rate securities, or ARS, from its retail clients, including individual, not-for-profit, and small business clients. Certain retail clients with less than $4 million in assets with Merrill Lynch as of February 13, 2008 were eligible to sell eligible ARS to Merrill Lynch starting on October 1, 2008. Other eligible retail clients meeting specified asset requirements may sell eligible ARS to Merrill Lynch beginning on January 2, 2009. The final date of the ARS purchase program is January 15, 2010. Under the ARS purchase program, the eligible ARS held in accounts of eligible retail clients at Merrill Lynch as of September 26, 2008 was $10.0 billion. As of October 31, 2008 Merrill Lynch had purchased $2.75 billion of ARS from eligible clients. In addition, under the ARS purchase program, Merrill Lynch has agreed to purchase ARS from retail clients who purchased their securities from the Company and transferred their accounts to other brokers prior to February 13, 2008. At September 26, 2008, a liability of $300 million has been recorded for the Company’s estimated exposure related to these ARS commitments.

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

We also fund selected assets, including CDOs and Collateralized Loan Obligations (“CLOs”), via derivative contracts with third-party structures, the majority of which are not consolidated on our balance sheets. Of the total notional amount of these total return swaps, approximately $9 billion is term financed through facilities provided by commercial banks, $19 billion is financed by long term funding provided by third party special purpose vehicles, and $1 billion is financed with asset-backed commercial paper conduits. In certain circumstances, we may be required to purchase these assets, which would not result in additional gain or loss to us as such exposure is already reflected in the fair value of our derivative contracts.

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

Involvement with SPEs

We transact with SPEs in a variety of capacities, including those that we help establish as well as those initially established by third parties. Our involvement with SPEs can vary and, depending upon the accounting definition of the SPE (i.e., voting rights entity (“VRE”), variable interest entity (“VIE”) or qualified special purpose entity (“QSPE”)), we may be required to reassess prior consolidation and disclosure conclusions. An interest in a VRE requires reconsideration when our equity interest or management influence changes, an interest in a VIE requires reconsideration when an event occurs that was not originally contemplated (e.g., a purchase of the SPE’s assets or liabilities), and an interest in a QSPE requires reconsideration if the entity no longer meets the definition of a QSPE. Refer to Note 1 to the Condensed Consolidated Financial Statements for a discussion of our consolidation accounting policies. Types of SPEs with which we transact include:

•	Municipal bond securitization SPEs: SPEs that issue medium-term paper, purchase municipal bonds as collateral and purchase a guarantee to enhance the creditworthiness of the collateral.

•	Asset-backed securities SPEs: SPEs that issue different classes of debt, from super senior to subordinated, and equity and purchase assets as collateral, including residential mortgages, commercial mortgages, auto leases and credit card receivables.

•	ABS CDOs: SPEs that issue different classes of debt, from super senior to subordinated, and equity and purchase asset-backed securities collateralized by residential mortgages, commercial mortgages, auto leases and credit card receivables.

•	Synthetic CDOs: SPEs that issue different classes of debt, from super senior to subordinated, and equity, purchase high-grade assets as collateral and enter into a portfolio of credit default swaps to synthetically create the credit risk of the issued debt.

•	Credit-linked note SPEs: SPEs that issue notes linked to the credit risk of a company, purchase high-grade assets as collateral and enter into credit default swaps to synthetically create the credit risk to pay the return on the notes.

•	Tax planning SPEs: SPEs are sometimes used to legally isolate transactions for the purpose of obtaining a particular tax treatment for our clients as well as ourselves. The assets and capital structure of these entities vary for each structure.

•	Trust preferred security SPEs: These SPEs hold junior subordinated debt issued by ML & Co. or our subsidiaries, and issue preferred stock on substantially the same terms as the junior subordinated debt to third party investors. We also provide a parent guarantee, on a junior subordinated basis, of the distributions and other payments on the preferred stock to the extent that the SPEs have funds legally available. The debt we issue into the SPE is classified as long-term borrowings on our Condensed Consolidated Balance Sheets. The ML & Co. parent guarantees of its own subsidiaries are not required to be recorded in the Condensed Consolidated Financial Statements.

•	Conduits: Generally, entities that issue commercial paper and subordinated capital, purchase assets, and enter into total return swaps or repurchase agreements with higher-rated counterparties, particularly banks. The Conduits generally have a liquidity and/or credit facility to further enhance the credit quality of the commercial paper issuance. A single seller conduit will execute total return swaps, repurchase agreements, and liquidity and credit facilities with one financial institution. A multi-seller conduit will execute total return swaps, repurchase agreements, and liquidity and credit facilities with numerous financial institutions. Refer to Notes 6 and 11 to the Condensed Consolidated Financial Statements for additional information on Conduits.

Our involvement with SPEs includes off-balance sheet arrangements discussed above, as well as the following activities:

•	Holder of Issued Debt and Equity: Merrill Lynch invests in debt of third party securitization vehicles that are SPEs and also invests in SPEs that we establish. In Merrill Lynch formed SPEs, we may be the holder of debt and equity of an SPE. These holdings will be classified as trading assets, loans, notes and mortgages or investment securities. Such holdings may change over time at our discretion and rarely are there contractual obligations that require us to purchase additional debt or equity interests. Significant obligations are disclosed in the off-balance sheet arrangements table above.

•	Warehousing of Loans and Securities: Warehouse loans and securities represent amounts maintained on our balance sheet that are intended to be sold into a trust for the purposes of securitization. We may retain these loans and securities on our balance sheet for the benefit of a CDO managed by a third party. Warehoused loans are carried as held for sale and warehoused securities are carried as trading assets.

•	Securitizations: In the normal course of business, we securitize: commercial and residential mortgage loans; municipal, government, and corporate bonds; and other types of financial assets. Securitizations involve the selling of assets to SPEs, which in turn issue debt and equity securities (“tranches”) with those assets as collateral. We may retain interests in the securitized financial assets through holding tranches of the securitization. See Note 6 to the Condensed Consolidated Financial Statements.

•	Structured Investment Vehicles (“SIVs”): SIVs are leveraged investment programs that purchase securities and issue asset-backed commercial paper and medium-term notes. These SPEs are characterized by low equity levels with partial liquidity support facilities and the assets are actively managed by the SIV investment manager. We have not been the sponsor or equity investor of any SIV, though we have acted as a commercial paper or medium-term note placement agent for various SIVs.

Contractual Obligations and Commitments

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments. The accompanying table summarizes our contractual obligations by remaining maturity at September 26, 2008. Excluded from this table are obligations recorded on the Condensed Consolidated Balance Sheets that are: (i) generally short-term in nature, including securities financing transactions, trading liabilities, derivative contracts, commercial paper and other short-term borrowings and other payables; and (ii) deposits.

(dollars in millions)
	Expiration
		Less than	1 - 3	3+ - 5	Over 5
	Total	1 Year	Years	Years	Years

Long-term borrowings	$227,326	$62,647	$47,095	$43,099	$74,485
Contractual interest payments(1)	59,138	7,053	11,300	8,605	32,180
Purchasing and other commitments	8,768	3,692	1,224	1,250	2,602
Junior subordinated notes (related to trust preferred securities)	5,202	-	-	-	5,202
Operating lease commitments	3,831	653	1,213	955	1,010

(1)	Relates to estimates of future interest payments associated with long-term borrowings based upon applicable interest rates as of September 26, 2008. Includes stated coupons, if any, on structured notes.

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

We had unrecognized tax benefits as of December 28, 2007 of approximately $1.5 billion in accordance with FIN 48. Of this total, approximately $1.2 billion (net of federal benefit of state issues, competent authority and foreign tax credit offsets) represented the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. As indicated in Note 14 of the 2007 Annual Report, unrecognized tax benefits with respect to the U.S. Tax Court case and the Japanese assessment, while paid, have been included in the $1.5 billion and the $1.2 billion amounts above. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all FIN 48 liabilities that have not been paid have been excluded from the Contractual Obligations table.

Commitments

At September 26, 2008, our commitments had the following expirations:

(dollars in millions)
	Expiration
		Less than	1 - 3	3+ - 5	Over 5
	Total	1 Year	Years	Years	Years

Commitments to extend credit(1)	$56,298	$18,056	$13,397	$18,639	$6,206
Commitments to enter into forward dated resale and securities borrowing agreements	60,095	59,609	486	-	-
Commitments to enter into forward dated repurchase and securities lending agreements	48,014	47,941	73	-	-

(1)	See Note 7 and Note 11 to the Condensed Consolidated Financial Statements.

Capital and Funding

The primary objectives of our capital management and funding strategies are as follows:

•	Maintain sufficient long-term capital to support the execution of our business strategies and to achieve our financial performance objectives;
•	Ensure liquidity across market cycles and through periods of financial stress; and
•	Comply with regulatory capital requirements.

During the third quarter of 2008, and particularly in September, the credit and equity markets continued to experience significant deterioration, as spreads across the financial services sector widened dramatically and equity valuations fell, significantly increasing the cost and decreasing the availability of both funding and capital. Amidst these challenging conditions, Merrill Lynch continued to actively and flexibly manage its capital and liquidity positions, including executing an asset sale and a common stock offering to generate equity capital, continuing to reduce the size and risk of its balance sheet, and taking a variety of actions to maintain significant excess liquidity.

Long-Term Capital

Our long-term capital sources include equity capital, long-term borrowings and certain deposits in bank subsidiaries that we consider to be long-term or stable in nature.

At September 26, 2008 and December 28, 2007, total long-term capital consisted of the following:

(dollars in millions)

	Sept. 26,	Dec. 28,
	2008	2007

Common equity	$29,750	$27,549
Preferred stock	8,605	4,383
Trust preferred securities(1)	4,773	4,725

Equity capital	43,128	36,657
Subordinated long-term debt obligations	12,725	10,887
Senior long-term debt obligations(2)	146,518	156,370
Deposits(3)	76,680	85,035

Total long-term capital	$279,051	$288,949

(1)	Represents junior subordinated notes (related to trust preferred securities), net of related investments. The related investments are reported as investment securities and were $429 million at September 26, 2008 and December 28, 2007, respectively.
(2)	Excludes junior subordinated notes (related to trust preferred securities), the current portion of long-term borrowings and the long-term portion of other subsidiary financing that is non-recourse to or not guaranteed by ML & Co. Borrowings that mature in more than one year, but contain provisions whereby the holder has the option to redeem the obligations within one year, are reflected as the current portion of long-term borrowings and are not included in long-term capital.
(3)	Includes $65,654 million and $11,026 million of deposits in U.S. and non-U.S. banking subsidiaries, respectively, at September 26, 2008, and $70,246 million and $14,789 million of deposits in U.S. and non-U.S. banking subsidiaries, respectively, at December 28, 2007 that we consider to be long-term based on our liquidity models.

At September 26, 2008, our long-term capital sources of $279.1 billion exceeded our estimated long-term capital requirements. See Risk Management — Liquidity Risk for additional information.

Equity Capital

At September 26, 2008, equity capital, as defined by Merrill Lynch, was $43.1 billion, comprising $29.8 billion of common equity, $8.6 billion of preferred stock, and $4.8 billion of trust preferred securities. We define equity capital more broadly than stockholders’ equity under U.S. generally accepted accounting principles, as we include other capital instruments with equity-like characteristics such as trust preferred securities. We view trust preferred securities as equity capital because they are either perpetual or have maturities of at least 50 years at issuance. These trust preferred securities represent junior subordinated notes, net of related investments. Junior subordinated notes (related to trust preferred securities) are reported on the Condensed Consolidated Balance Sheets as liabilities for accounting purposes. The related investments are reported as investment securities on the Condensed Consolidated Balance Sheets.

We regularly assess the adequacy of our equity capital base relative to the estimated risks and needs of our businesses, the regulatory and legal capital requirements of our subsidiaries, standards required by the SEC’s consolidated supervised entity (“CSE”) rules and capital adequacy methodologies of rating agencies. Although the SEC has rescinded the CSE program, we are still required to report under the CSE standards. At September 26, 2008 Merrill Lynch was in compliance with applicable CSE standards. Refer to “Consolidated Regulatory Capital Requirements” in this section and Note 14 to the Condensed Consolidated Financial Statements for additional information on regulatory requirements. We also assess the impact of our capital structure on financial performance metrics.

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

Preferred Stock Issuance

On various dates in January and February 2008, we issued an aggregate of 66,000 shares of newly issued 9% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 1, par value $1.00 per share and liquidation preference $100,000 per share, to several long-term investors at a price of $100,000 per share, for an aggregate purchase price of approximately $6.6 billion.

As a result of the announced public offering of common stock on July 28, 2008, holders of $4.9 billion of the $6.6 billion of outstanding mandatory convertible preferred stock agreed to exchange their preferred stock for approximately 177 million shares of common stock, plus $65 million in cash. Holders of the remaining $1.7 billion of outstanding mandatory convertible preferred stock agreed to exchange their preferred stock for new mandatory convertible preferred stock. The price reset feature for all securities exchanged has been eliminated.

In connection with the reset feature of the $6.6 billion of outstanding preferred stock, we recorded additional preferred dividends of $2.1 billion in the third quarter of 2008. See Note 10 to the Condensed Consolidated Financial Statements for additional information.

On April 29, 2008, we issued $2.7 billion of new perpetual 8.625% Non-Cumulative Preferred Stock, Series 8.

Common Stock

On December 24, 2007, we reached agreements with each of Temasek and Davis Selected Advisors LP (“Davis”), on behalf of various investors, to sell an aggregate of 116.7 million shares of newly issued common stock at a price of $48.00 per share, for aggregate proceeds of approximately $5.6 billion. Temasek purchased 55 million shares in December 2007 and the remaining 36.7 million shares in January 2008. In addition, Temasek and its assignees exercised options to purchase an additional 12.5 million shares of our common stock at a purchase price of $48.00 per share in February 2008. Davis purchased 25 million shares in December 2007. See Note 10 to the Condensed Consolidated Financial Statements for additional information.

In connection with our July 28, 2008 announced initiative to enhance our capital position, we issued 437 million shares of common stock through a public offering for $9.8 billion. See Note 10 to the Condensed Consolidated Financial Statements for additional information.

Major components of the changes in our equity capital, which includes both cash and non-cash transactions, for the first nine months of 2008 are as follows:

(dollars in millions)

Balance at December 28, 2007	$36,657
Net loss	(11,768)
Issuance of common stock	14,489
Issuance of preferred stock, net of repurchases and re-issuances	9,122
Common and preferred stock dividends	(4,003)
Other comprehensive loss	(2,545)
Net effect of employee stock transactions and other	1,176

Balance at September 26, 2008	$43,128

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

The following table provides calculations of our leverage ratios at September 26, 2008 and December 28, 2007:

(dollars in millions)
	Sept. 26, 2008		Dec. 28, 2007

Total assets	$875,780		$1,020,050
Less:
Receivables under resale agreements	164,466		221,617
Receivables under securities borrowed transactions	99,596		133,140
Securities received as collateral	47,654		45,245
Add:
Trading liabilities, at fair value, excluding derivative contracts	31,132		50,294

Sub-total	595,196		670,342
Less:
Segregated cash and securities balances	22,801		22,999

Adjusted assets	572,395		647,343
Less:
Goodwill and other intangible assets	4,989		5,091

Tangible adjusted assets	$567,406		$642,252
Stockholders’ equity	$38,355		$31,932
Add:
Trust preferred securities(1)	4,773		4,725

Equity capital	$43,128		$36,657
Tangible equity capital(2)	$38,139		$31,566
Leverage ratio(3)	20.3	x	27.8	x
Adjusted leverage ratio(4)	13.3	x	17.7	x
Tangible adjusted leverage ratio(5)	14.9	x	20.3	x

(1)	Represents junior subordinated notes (related to trust preferred securities), net of related investments. The related investments are reported as investment securities and were $429 million at September 26, 2008 and December 28, 2007.
(2)	Equity capital less goodwill and other intangible assets.
(3)	Total assets divided by equity capital.
(4)	Adjusted assets divided by equity capital.
(5)	Tangible adjusted assets divided by tangible equity capital.

Consolidated Regulatory Capital Requirements

Effective January 1, 2005, Merrill Lynch became a CSE as defined by the SEC. As a CSE, Merrill Lynch is subject to voluntary group-wide supervision and examination by the SEC as well as to minimum consolidated capital requirements. Although the SEC has rescinded the CSE program we are still required to report under the CSE standards. Capital requirements are measured as a ratio of allowable capital to risk weighted assets (“RWAs”) for credit, market and operational risks. In accordance with the CSE requirements, our approach for calculating allowable capital and RWAs is approved by the SEC and is consistent with the Basel II Framework published in June 2006 (as adopted by the Basel Committee on Banking Supervision). Merrill Lynch is required to notify the SEC in the event that the Total Capital Ratio falls or is expected to fall below 10%. At September 26, 2008 we were in compliance with the rule with a Total Capital Ratio of 14.24%. Although we are not subject to a Tier 1 Capital requirement, as of September 26, 2008 our Tier 1 Capital Ratio was 8.73%. These ratios increased from the ratios at June 27, 2008, due principally to a significant reduction in RWAs.

The following table presents our allowable capital and RWAs at September 26, 2008 and June 27, 2008:

(dollars in millions)

Tier 1 Composition:	Sept. 26, 2008	Jun. 27, 2008

Common stockholders’ equity	$29,750	$21,112
Qualifying cumulative and non-cumulative preferred stock	8,605	13,666
Trust preferred securities	4,725	4,725
Minority interests	418	470
Less: Goodwill and other intangibles	(4,989)	(5,058)
Less: Disallowed deferred tax assets	(11,609)	(8,393)
Less: Gains on fair valuation of own debt	(4,190)	(2,485)
Add: Losses on available for sale debt securities	3,867	3,323
(Gain)/loss on cash flow hedges	21	112
(Gain)/loss from accounting change on defined benefit plans	(65)	(65)

Tier 1 Capital	26,533	27,407
Tier 2 Composition:
Qualifying subordinated debt	12,725	12,944
Qualifying senior debt	541	760
Excess of eligible credit reserves over total expected credit losses	1,268	1,400
Allowable gains on equity investments	2,233	1,541

Total Allowable Capital	$43,300	$44,052

Risk Weighted Assets
Credit risk	$204,831	$222,683
Market risk	71,923	99,641
Operational risk	27,264	36,563

Total	$304,018	$358,887

Tier 1 Capital Ratio (Tier 1 Capital /Risk Weighted Assets)	8.73%	7.64%
Total Capital Ratio (Total Allowable Capital /Risk Weighted Assets)	14.24%	12.27%

Composition of Tier 1 and Total Allowable Capital

Tier 1 Capital
Tier 1 Capital consists primarily of common stockholders’ equity. Tier 1 Capital also includes non-cumulative preferred stock and trust preferred securities (subject to a combined limit of 25% of the elements of Tier 1 Capital). Certain minority interests are also included.

The elements of Tier 1 Capital are adjusted to exclude certain items, including goodwill and other intangible assets. Also, deferred tax assets (“DTA”) are excluded to the extent that they exceed the sum of (1) those DTAs that may be utilized to offset current or prior-period income and (2) a portion of DTA dependent on future earnings and subject to a 10% cap based on Tier 1 Capital. Further adjustments reverse the impact of unrealized gains and losses on available-for-sale investment securities which are included, net of taxes, in stockholders’ equity as part of accumulated other comprehensive (loss)/income. Also excluded are life-to-date after-tax fair value adjustments reflecting the change in credit spreads on the Company’s long-term debt liabilities that have been included in the Condensed Consolidated Statement of (Loss)/Earnings, and other adjustments.

Total Allowable Capital
Total allowable capital includes Tier 1 Capital and Tier 2 Capital. Tier 2 Capital consists of qualifying unsecured senior and subordinated notes that have a remaining maturity greater than five years, up to a limit of 50% of the amount of Tier 1 Capital. Total Allowable Capital also includes excess credit reserves and allowable unrealized gains on certain equity investments carried below fair value. Merrill Lynch’s allowable gains on equity investments consists of a portion of any unrealized gain over the carrying value of its investment in BlackRock.

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

Credit Risk
The credit risk components for the regulatory capital requirement calculation encompass traditional banking book activity, including traditional lending activities, commitments and guarantees, banking book principal investments, counterparty risk associated with OTC derivatives and securities financing transactions. The calculation of RWAs for credit risk captures the unexpected losses that may be incurred due to counterparty default. We use the Advanced Internal Risk Based (“AIRB”) approach of the Basel II Framework to determine RWAs. This methodology is based on internal counterparty ratings which are associated with a probability of default (“PD”) over a one year period, the estimates of loss given default (“LGD”), which is the loss that would be incurred in the event of a default and the maturity of the exposure. Internal models provide measures of credit risk exposures on OTC derivatives and securities financing transactions.

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

Operational Risk
We hold capital against operational risks for unexpected losses that may arise from inadequate controls or business disruptions related to failed processes or systems, litigation, human error or external events. We calculate the RWAs for operational risk under the Basel II Standardized approach. For each business line, average three-year net revenues are multiplied by factors ranging from 12% to 18% to determine the capital charge. The RWAs are then calculated as 12.5 times the sum of the capital charges for each business line.

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

We use unsecured liabilities to fund certain trading assets, as well as other long-dated assets not funded with equity. Our unsecured liabilities consist of the following:

(dollars in millions)

	Sept. 26,	Dec. 28,
	2008	2007

Commercial paper	$4,423	$12,908
Promissory notes	-	2,750
Other unsecured short-term borrowings(1)(2)	6,671	1,229
Current portion of long-term borrowings(3)	55,426	63,307

Total unsecured short-term borrowings	$66,520	$80,194

Senior long-term borrowings(4)	$146,518	$156,370
Subordinated long-term borrowings	12,725	10,887

Total unsecured long-term borrowings	$159,243	$167,257

Deposits	$90,001	$103,987

(1)	Excludes $13.8 billion and $4.9 billion of secured short-term borrowings at September 26, 2008 and December 28, 2007, respectively; these consisted primarily of borrowings from Federal Home Loan Banks for both periods, and as of September 26, 2008, also included borrowings under a secured bank credit facility.

(2)	Excludes $0.8 billion and $3.2 billion of other unsecured short-term borrowings that is non-recourse or not guaranteed by ML & Co. at September 26, 2008 and December 28, 2007, respectively.

(3)	Excludes $7.2 billion and $1.7 billion of the current portion of other subsidiary financing that is non-recourse or not guaranteed by ML & Co. at September 26, 2008 and December 28, 2007, respectively.

(4)	Excludes junior subordinated notes (related to trust preferred securities), current portion of long-term borrowings, secured long-term borrowings, and the long-term portion of other subsidiary financing that is non-recourse or not guaranteed by ML & Co.

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

At September 26, 2008 and December 28, 2007, our total short- and long-term borrowings were issued in the following currencies:

(USD equivalent in millions)
	Sept. 26,	Percentage of	Dec. 28,	Percentage of
	2008	Total	2007	Total

USD	134,804	52%	$165,285	57%
EUR	75,052	30	74,207	26
JPY	12,602	5	16,879	6
GBP	14,095	6	9,303	3
AUD	4,857	2	5,455	2
CAD	4,472	2	5,953	2
CHF	1,501	1	2,283	1
INR	838	0	1,964	1
Other(1)	4,798	2	4,558	2

Total(2)	$253,019	100%	$285,887	100%

(1)	Includes various other foreign currencies, none of which individually exceed 1% of total issuances.
(2)	Excludes junior subordinated notes (related to trust preferred securities).

We also diversify our funding sources by issuing various types of debt instruments, including structured notes. Structured notes are debt obligations with returns that are linked to other debt or equity securities, indices, currencies or commodities. We typically hedge these notes with positions in derivatives and/or in the underlying instruments. We could be required to immediately settle certain structured note obligations for cash or other securities under certain circumstances, which we take into account for liquidity planning purposes. Structured notes outstanding were $69.0 billion and $76.5 billion at September 26, 2008 and December 28, 2007, respectively.

Extendible notes are debt obligations that provide the holder an option to extend the note monthly but not beyond the stated final maturity date. These notes are included in long-term borrowings as the original maturity is greater than one year. There were no extendible notes outstanding at September 26, 2008 and $1.8 billion were outstanding at December 28, 2007.

Maintenance of Sufficient Long-Term Borrowings

An important objective of our asset-liability management is maintaining sufficient long-term borrowings to meet our long-term capital requirements. As such, we routinely issue debt in a variety of maturities and currencies to achieve cost efficient funding and an appropriate maturity profile. While the cost and availability of unsecured funding may be negatively impacted by general market conditions or by matters specific to the financial services industry or Merrill Lynch, we seek to mitigate this refinancing risk by actively managing the amount of our borrowings that we anticipate will mature within any one month or quarter. During the third quarter of 2008, the cost of issuing unsecured funding for Merrill Lynch, and financial services firms in general, increased significantly, and we reduced issuance activity.

At September 26, 2008, excluding junior subordinated notes, other subsidiary financing and the current portion of long-term debt, the weighted average maturity of our long-term unsecured borrowings was approximately 6.5 years based on contractual maturity dates. Including the current portion and assuming certain structured notes with contingent early redemption features are redeemed at the earliest possible date, the weighted average maturity was approximately 4.7 years.

The following chart presents our consolidated long-term borrowings maturity profile as of September 26, 2008 (quarterly for two years and annually thereafter):

See Note 9 to the Condensed Consolidated Financial Statements for additional information on our long-term borrowings.

The $62.6 billion of long-term debt maturing within the next twelve months consists of the following:

(dollars in billions)

Consolidated unsecured long-term debt maturities within twelve months	$62.6
Less: non-recourse debt and debt not guaranteed by ML & Co.	7.2
Less: warrant maturities(1)	4.5

ML & Co. maximum long-term debt maturities within twelve months	50.9
Less: ML & Co. debt that may potentially mature within twelve months, final maturity beyond twelve months(2)	8.3

ML & Co. contractual long-term debt maturities within twelve months	$42.6

(1)	Warrants are fully funded customer facilitation trades.
(2)	Consists of structured notes that are callable based on certain market triggers. See Note 9 to the Condensed Consolidated Financial Statements for further information on our structured notes.

Major components of the change in long-term borrowings, excluding junior subordinated debt (related to trust preferred securities), for the nine months ended September 26, 2008 were as follows:

(dollars in billions)

Balance December 28, 2007	$261.0
Issuance and resale	64.9
Settlement and repurchase	(83.4)
Other(1)	(15.2)

Balance September 26, 2008(2)	$227.3

(1)	Primarily relates to fair value changes and foreign exchange movements.

(2)	See Note 9 to the Condensed Consolidated Financial Statements for the long-term borrowings maturity schedule.

Subordinated debt is an important component of our long-term borrowings. All of ML & Co.’s subordinated debt is junior in right of payment to ML & Co.’s senior indebtedness.

At September 26, 2008, senior and subordinated debt issued by ML & Co. or by subsidiaries and guaranteed by ML & Co., including short-term borrowings, totaled $228.7 billion. Except for the $1.6 billion of zero-coupon contingent convertible debt (Liquid Yield Option Notes or “LYONs® ”) outstanding at September 26, 2008 and the three-year multi-currency, unsecured bank facility discussed in Committed Credit Facilities, senior and subordinated debt obligations issued by ML & Co. and senior debt issued by subsidiaries and guaranteed by ML & Co. do not contain provisions that could, upon an adverse change in ML & Co.’s credit rating, financial ratios, earnings, cash flows, or stock price, trigger a requirement for an early repayment, additional collateral support, changes in terms, acceleration of maturity, or the creation of an additional financial obligation. See Note 9 to the Condensed Consolidated Financial Statements for additional information.

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

Deposit Funding

At September 26, 2008, our global bank subsidiaries had $90 billion in customer deposits, which provide a diversified and stable base for funding assets within those entities. Our U.S. deposit base of $70 billion includes an estimated $52 billion of FDIC-insured deposits, which we believe are less sensitive to our credit ratings. We predominantly source deposit funding from our customer base in the form of our bank sweep programs and time deposits. In addition, the acquisition of First Republic has further diversified and enhanced our bank subsidiaries deposit funding base.

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

Following the announcement on September 15, 2008 of our agreement to be acquired by Bank of America, Moody’s Investors Service, Inc. placed our ratings on Review for Upgrade. Both Standard & Poor’s Ratings Services and Dominion Bond Rating Service Ltd. placed our ratings under review with Developing Implications. Fitch Ratings placed our ratings on Rating Watch Evolving. Ratings & Investment Information, Inc. (Japan) placed our ratings on Rating Monitor with a view to Upgrading. The ratings and watch/review status did not change following the release of our third quarter earnings on October 16, 2008.

The following table sets forth ML & Co.’s unsecured credit ratings as of October 27, 2008.

	Senior	Subordinated	Preferred	Commercial
	Debt	Debt	Stock	Paper	Rating
Rating Agency	Ratings	Ratings	Ratings	Ratings	Outlook

Dominion Bond Rating Service Ltd.	A(high)	A	A(low)	R-1 (middle)	Developing Implications
Fitch Ratings	A+	A	A	F1	Rating Watch Evolving
Moody’s Investors Service, Inc.	A2	A3	Baa1	P-1	Review for Upgrade
Rating & Investment Information, Inc. (Japan)	A+	A	Not Rated	a-1	Rating Monitor with a view to Upgrading
Standard & Poor’s Ratings Services	A	A-	BBB+	A-1	Developing Implications

In connection with certain OTC derivatives transactions and other trading agreements, we could be required to provide additional collateral to or terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of ML & Co. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or the market value of the exposure. At September 26, 2008, the amount of additional collateral and termination payments that would be required for such derivatives transactions and trading agreements was approximately $1.9 billion in the event of a downgrade to mid single-A by all credit agencies. A further downgrade of ML & Co.’s long-term senior debt credit rating to the A- or equivalent level would require approximately an additional $0.6 billion. Our liquidity risk analysis considers the impact of additional collateral outflows due to changes in ML & Co. credit ratings, as well as for collateral that is owed by us and is available for payment, but has not been called for by our counterparties.

Cash Flows

Our previously issued Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2007 were restated to correct an overstatement of cash used for operating activities and a corresponding overstatement of cash provided by financing activities. Refer to Note 16 to the Condensed Consolidated Financial Statements for further information. This restatement has been reflected in the following discussion.

Cash and cash equivalents of $36.4 billion at September 26, 2008 decreased by $4.9 billion from December 28, 2007. Cash provided by operating activities was $3.0 billion for the nine months ended September 26, 2008, primarily due to net cash provided by resale agreements of $57.2 billion and net cash provided by trading assets of $45.3 billion, partially offset by net cash used for repurchase agreements of $63.7 billion and net cash used for trading liabilities of $37.1 billion. Cash provided by investing activities was $6.7 billion and was primarily due to proceeds from the sale of Merrill Lynch Capital of $12.6 billion and net cash provided by our available-for-sale investment securities of $4.1 billion, partially offset by net cash used for loans, notes and mortgages held for investment of $11.2 billion. Cash used for financing activities was $14.6 billion and was primarily attributable to net cash used for settlements and repurchases of long-term borrowings, net of issuances and resales of $18.5 billion, net cash used for deposits of $14.0 billion and net cash used for dividend payments of $1.9 billion, partially offset by net cash provided by the issuances of preferred and common stock of $19.2 billion.

Risk Management

Risk Management Philosophy

Risk taking is integral to the core businesses in which we operate. In the course of conducting our business operations, we are exposed to a variety of risks including market, credit, liquidity, operational and other risks that are material and require comprehensive controls and ongoing oversight. Senior managers of our core businesses are responsible and accountable for management of the risks associated with their business activities. In addition, independent risk groups monitor market risk, credit risk, liquidity risk and operational risk.

We have taken a number of steps to reinforce a culture of disciplined risk-taking. First, in September 2007, we integrated the independent control functions of market and credit risk in the new Global Risk Management group under a single Chief Risk Officer, the former head of Global Credit and Commitments, who now reports directly to the Chief Executive Officer. Within Global Risk Management, we have combined the Credit and Market Risk teams in order to take a more integrated approach to the risks of each business. In addition, we hired a senior, experienced risk professional who joined Merrill Lynch in March 2008 as co-Chief Risk Officer. The co-Chief Risk Officers report jointly to the Chief Executive Officer. Global Treasury, which manages liquidity risk, and the

Operational Risk Group, which manages operational risk, continues to fall under the management responsibility of our Chief Financial Officer.

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

To complement VaR and in recognition of its inherent limitations, we use a number of additional risk measurement methods and tools as part of our overall market risk management process. These include stress testing and event risk analysis, which examine portfolio behavior under significant adverse market conditions, including scenarios that may result in material losses for Merrill Lynch. As a result of the unprecedented credit market environment during 2007 and the first nine-months of 2008, in particular the extreme dislocation that affected U.S. sub-prime residential mortgage-related and ABS CDO positions, VaR, stress testing and other risk measures significantly underestimated the magnitude of actual loss. These ABS CDO securities were AAA rated and no category of AAA rated securities (including ABS CDO) had ever experienced such significant volatility or loss of value. We are committed to the continuous development of additional risk measurement methods and plan to continue our investment in their development in light of recent market experience. Nevertheless, we also recognize that no risk metrics will exhaust the range of potential market stress events and, therefore, management will engage in a process of continuous re-evaluation of our approaches to risk management based on experience and judgment.

The table that follows presents our average and ending VaR for trading instruments for the second and third quarters of 2008 and the full-year 2007. Additionally, high and low VaR for the third quarter of 2008 is presented independently for each risk category and overall. Because high and low VaR numbers for these risk categories may have occurred on different days, high and low numbers for diversification benefit would not be meaningful.

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

Trading Value at Risk

(dollars in millions)

						Daily	Daily	Daily
	Sept. 26	Jun. 27	Dec. 28	High	Low	Average	Average	Average
	2008	2008	2007	3Q08	3Q08	3Q08	2Q08	2007

Trading Value-at-Risk(1)
Interest rate and credit spread	$43	$37	$52	$47	$28	$35	$59	$52
Equity	12	20	26	23	12	16	20	28
Commodity	13	28	15	30	12	18	21	18
Currency	4	2	5	8	-	3	7	5

Subtotal(2)	72	87	98			72	107	103
Diversification benefit	(28)	(38)	(33)			(33)	(50)	(38)

Overall	$44	$49	$65	$52	$30	$39	$57	$65

(1)	Based on a 95% confidence level and a one-day holding period.
(2)	Subtotals are not provided for highs and lows as they are not meaningful.

Trading VaR was lower on September 26, 2008 as compared with June 27, 2008 primarily due to reduced equity risk, driven by reductions in exposures combined with the purchase of material equity market protection, and reduced commodity exposures. These reductions were partially offset by an increase in interest rate and credit spread risks, as a result of increased market volatility.

Daily average trading VaR for the third quarter of 2008 decreased compared to the second quarter average due to decreased risks across all risk categories.

We continue to enhance our VaR model to better reflect the risks of the portfolio. We have introduced material enhancements to the VaR model for purposes of internal risk management and for calculation of regulatory capital ratios. The enhanced, supplemental VaR model is designed to capture issuer-specific risks in credit and equity instruments. Under the issuer-specific risk model, one-day 95% trading VaR was $75 million on September 26, 2008, compared with $69 million on June 27, 2008. This increase was driven primarily by an increase in credit markets volatility to which our Specific Risk VaR model is more sensitive.

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

The primary market risk of non-trading investment securities and repurchase and reverse repurchase agreements is expressed as sensitivity to changes in the general level of credit spreads, which are defined as the differences in the yields on debt instruments from relevant LIBOR/Swap rates. Non-trading investment securities include securities that are classified as available-for-sale and held-to-maturity. At September 26, 2008, the total credit spread sensitivity of these instruments was a pre-tax loss of $21 million in economic value for an increase of one basis point, which is one one-hundredth of a percent, in credit spreads, compared with $23 million at June 27, 2008. This change in economic value is a measurement of economic risk which may differ significantly in magnitude and timing from the actual profit or loss that would be realized under generally accepted accounting principles.

The interest rate risk associated with the non-trading positions, together with funding activities, is expressed as sensitivity to changes in the general level of interest rates. Our funding activities include LYONs® , trust preferred securities and other long-term debt issuances together with interest rate hedges. At September 26, 2008 the net interest rate sensitivity of these positions is a pre-tax loss in economic value of $1 million for a parallel one basis point increase in interest rates across all yield curves, compared to a pre-tax gain of $2 million at June 27, 2008. This change in economic value is a measurement of economic risk which may differ significantly in magnitude and timing from the actual profit or loss that would be realized under generally accepted accounting principles.

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

The following tables present a distribution of commercial loans and closed commitments by credit quality, industry and country as of September 26, 2008, gross of allowances for loan losses and credit valuation adjustments, without considering the impact of purchased credit protection. Closed commitments represent the unfunded portion of existing commitments available for draw down and do not include contingent commitments extended but not yet closed.

(dollars in millions)

		Closed
By Credit Quality(1)	Loans	Commitments

AA or above	$3,376	$7,743
A	3,316	13,725
BBB	7,992	11,072
BB	17,950	5,900
B or below	8,761	3,371
Unrated	2,594	464

Total	$43,989	$42,275

(1)	Based on credit rating agency equivalent of internal credit ratings.

		Closed
By Industry	Loans	Commitments

Financial Institutions	34%	21%
Industrial/Manufacturing	17	27
Real Estate	20	4
Energy/Utilities	4	12
Consumer Goods and Services	4	10
Lodging/Entertainment	4	5
Technology	1	6
All Other	16	15

Total	100%	100%

		Closed
By Country	Loans	Commitments

United States	58%	69%
United Kingdom	6	12
Germany	5	6
Japan	4	0
France	3	1
All Other	24	12

Total	100%	100%

As of September 26, 2008, our largest commercial lending industry concentration was to financial institutions. Commercial borrowers were predominantly domiciled in the United States or had principal operations tied to the United States or its economy. The majority of all outstanding commercial loan balances had a remaining maturity of less than five years. Additional detail on our commercial lending related activities can be found in Note 7 to the Condensed Consolidated Financial Statements.

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

Derivatives

We enter into International Swaps and Derivatives Association, Inc. (“ISDA”) master agreements or their equivalent (“master netting agreements”) with almost all of our derivative counterparties. Master netting agreements provide protection in bankruptcy in certain circumstances and, in some cases, enable receivables and payables with the same counterparty to be offset for risk management purposes. Agreements are negotiated bilaterally and can require complex terms. While we make reasonable efforts to execute such agreements, it is possible that a counterparty may be unwilling to sign such an agreement and, as a result, would subject us to additional credit risk. The enforceability of master netting agreements under bankruptcy laws in certain countries or in certain industries is not free from doubt, and receivables and payables with counterparties in these countries or industries are accordingly recorded on a gross basis.

In addition, to reduce the risk of loss, we require collateral, principally cash and U.S. Government and agency securities, on certain derivative transactions. From an economic standpoint, we evaluate risk exposures net of related collateral that meets specified standards.

The following is a summary of counterparty credit ratings for the fair value (net of $28.7 billion of collateral, of which $24.0 billion represented cash collateral) of OTC trading derivative assets by maturity at September 26, 2008.

(dollars in millions)
	Years to Maturity				Maturity
Credit Rating(1)	0 to 3	3+ to 5	5+ to 7	Over 7	Netting(2)	Total

AA or above	$6,110	$4,745	$2,821	$11,279	$(6,902)	$18,053
A	6,910	2,242	1,566	10,326	(3,052)	17,992
BBB	4,036	872	802	3,485	(1,426)	7,769
BB	2,463	1,355	1,224	1,837	(1,230)	5,649
B or below	2,147	871	304	2,326	(91)	5,557
Unrated	1,441	194	22	632	(171)	2,118

Total	$23,107	$10,279	$6,739	$29,885	$(12,872)	$57,138

(1)	Represents credit rating agency equivalent of internal credit ratings.
(2)	Represents netting of payable balances with receivable balances for the same counterparty across maturity band categories. Receivable and payable balances with the same counterparty in the same maturity category, however, are net within the maturity category.

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

During the third quarter of 2008, and particularly in September, the credit markets continued to experience significant deterioration, as spreads across the financial services sector widened dramatically, significantly increasing the cost and decreasing the availability of both secured and unsecured funding. Amidst these challenging conditions, Merrill Lynch continued to actively and flexibly manage its liquidity position and reduce the size and risk of its balance sheet. Actions Merrill Lynch took in order to maintain significant excess liquidity included monetizing unencumbered assets through both sales and secured financing transactions, replacing a portion of our secured financing with liquidity facilities provided by the U.S. government, and obtaining an additional secured credit facility from Bank of America.

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

As of September 26, 2008 and December 28, 2007, the aggregate Global Liquidity Sources were $167 billion and $200 billion, respectively, consisting of the following:

(dollars in billions)
	Sept. 26,	December 28,
	2008	2007

Excess liquidity pool	$77	$79
Unencumbered assets at bank subsidiaries	41	57
Unencumbered assets at non-bank subsidiaries	49	64

Global Liquidity Sources	$167	$200

The excess liquidity pool is maintained at, or readily available to, ML & Co. and our principal non-U.S. broker-dealer and can be deployed to meet cash outflow obligations under stressed liquidity conditions. The excess liquidity pool includes cash and cash equivalents, investments in short-term money market mutual funds, U.S. government and agency obligations and other liquid securities. At September 26, 2008 and December 28, 2007, the total carrying value of the excess liquidity pool, net of related hedges, was $77 billion and $79 billion, respectively, which included liquidity sources at subsidiaries that we believe are available to ML & Co. We regularly test our ability to access components of our excess liquidity pool. We fund our excess liquidity pool with debt that has an appropriate term maturity structure. Additionally, our policy is to fund at least $15 billion of our excess liquidity pool with debt that has a remaining maturity of at least one year. At September 26, 2008, the amount of our excess liquidity pool funded with debt with a remaining maturity of at least one year exceeded this requirement.

We manage the size of our excess liquidity pool by taking into account the potential impact of unsecured debt maturities, normal business volatility, cash and collateral outflows under various stressed scenarios, and stressed draws for unfunded commitments and contractual obligations. At September 26, 2008, our excess liquidity pool and other liquidity sources including maturing short-term assets and committed credit facilities significantly exceeded short-term obligations and other contractual and contingent cash outflows based on our estimates.

At September 26, 2008 and December 28, 2007, unencumbered liquid assets of $41 billion and $57 billion, respectively, in the form of unencumbered investment grade asset-backed securities and prime residential mortgages were available at our regulated bank subsidiaries to meet potential deposit obligations, business activity demands and stressed liquidity needs of the bank subsidiaries. Our liquidity model conservatively assumes that these unencumbered assets are restricted from transfer and unavailable as a liquidity source to ML & Co. and other non-bank subsidiaries.

At September 26, 2008 and December 28, 2007, our non-bank subsidiaries, including broker-dealer subsidiaries, maintained $49 billion and $64 billion, respectively, of unencumbered securities, including $11 billion of customer margin securities at September 26, 2008 and $10 billion at December 28, 2007. These unencumbered securities are an important source of liquidity for broker-dealer activities and other individual subsidiary financial commitments, and are generally restricted from transfer and therefore unavailable to support liquidity needs of ML & Co. or other subsidiaries. Proceeds from encumbering customer margin securities are further limited to supporting qualifying customer activities.

Off-Balance Sheet Financing

We fund selected assets via derivative contracts with third party structures, the majority of which are not consolidated on our balance sheet, to provide financing through both term funding arrangements and asset-backed commercial paper. Certain CDO and CLO positions are funded through these vehicles, predominantly pursuant to long term funding arrangements. In our liquidity models, we assume that under various stress scenarios, financing would be required from ML& Co. and its subsidiaries for certain of these assets. In our models, under a severe stress scenario, we estimate that the amount of potential future required funding would be less than $5 billion. Although the exact timing of any cash outflows is uncertain, we are confident that we can meet potential funding obligations without materially impacting the firm’s liquidity position. Additionally, any purchase of these assets would not result in additional gain or loss to the firm as such exposure is already reflected in the fair value of our derivative contracts.

Committed Credit Facilities

In addition to the Global Liquidity Sources, we maintain credit facilities that are available to cover regular and contingent funding needs. We maintain a committed, three-year multi-currency, unsecured bank credit facility that totaled $4.0 billion as of September 26, 2008 and which expires in April 2010. We borrow regularly from this facility as an additional funding source to conduct normal business activities. At both September 26, 2008 and December 28, 2007, we had $1.0 billion of borrowings outstanding under this facility. This facility requires us to maintain a minimum consolidated net worth, which we significantly exceeded.

We also maintain two committed, secured credit facilities which totaled $5.7 billion and $6.5 billion, respectively, at September 26, 2008 and December 28, 2007. One of these facilities matures in May 2009, and the other in December 2008. Both facilities include a one-year term-out feature that allows ML & Co., at its option, to extend borrowings under the facilities for an additional year beyond their respective expiration dates. The secured facilities permit borrowings by ML & Co. and select subsidiaries, secured by a broad range of collateral. At September 26, 2008 and December 28, 2007, we had no borrowings outstanding under either facility.

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

In September 2008, we established an additional $7.5 billion bilateral secured credit facility with Bank of America. This facility permits borrowings by Merrill Lynch and select subsidiaries which can be collateralized by a variety of assets, including corporate and commercial real estate loans. The facility matures on the earlier of March 26, 2009 or the completion or termination date of the pending acquisition of Merrill Lynch by Bank of America. This facility requires us to maintain a minimum consolidated net worth, which we significantly exceeded. As of September 26, 2008, there was $3.0 billion outstanding under this facility.

On October 29, 2008, we entered into a $10 billion committed unsecured bank revolving credit facility with Bank of America, N.A. with borrowings guaranteed under the FDIC’s guarantee program. This facility will be available to Merrill Lynch until January 30, 2009 but may expire at an earlier date if the merger with Bank of America is terminated or consummated prior to January 30, 2009 or we elect to participate in the CPP. This facility requires us to maintain a minimum consolidated net worth, which we significantly exceed. If we participate in the CPP, the proceeds received from the U.S. Treasury will be used to repay in full any outstanding amounts owed under this facility.

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

In assessing the appropriateness of our long-term capital, we seek to: (1) ensure sufficient matching of our assets based on factors such as holding period, contractual maturity and regulatory restrictions and (2) limit the amount of liabilities maturing in any particular period. We also consider liquidity needs for business growth and circumstances that might cause contingent liquidity obligations. Our policy is to operate with an excess of long-term capital sources of at least $15 billion over our long-term capital requirements. At September 26, 2008, our long-term capital sources of $279.1 billion exceeded our estimated long-term capital requirements by more than $15 billion.

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

Contingency Funding Plan

We maintain a contingency funding plan that outlines our responses to liquidity stress events of various levels of severity. The plan includes the funding action steps, potential funding strategies and a range of communication procedures that we will implement in the event of stressed liquidity conditions. We periodically review and test the contingency funding plan to achieve ongoing validity and readiness. In the challenging credit environment of 2008, we have successfully enacted elements of our contingency funding plan.

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

U.S. Government Liquidity Facilities

On March 11, 2008, the Federal Reserve announced an expansion of its securities lending program to promote liquidity in the financing markets for Treasury securities and other collateral. Under the Term Securities Lending Facility (“TSLF”), the Federal Reserve lends Treasury securities to primary dealers secured for a term of 28 days (rather than overnight, as in the existing program) by a pledge of other securities, including U.S. Treasuries and Agencies and a range of investment grade corporate securities, municipal securities, mortgage-backed securities, and asset-backed securities. In September 2008, the Federal Reserve increased the frequency of auctions and expanded the range of acceptable collateral that can be pledged. We regularly participate in the TSLF auctions.

On March 16, 2008, the Federal Reserve announced that the Federal Reserve Bank of New York has been granted the authority to establish a Primary Dealer Credit Facility (“PDCF”). The PDCF provides overnight funding to primary dealers in exchange for collateral that may include U.S. Treasuries and Agencies and a broad range of debt and equity securities. In September 2008, the Federal Reserve expanded access to the PDCF to include our principal non-U.S. broker-dealer and to those of two other financial institutions. Following the further credit market disruptions in September, we began utilizing the PDCF as an additional source of funding.

The Federal Reserve will operate the TSLF and PDCF through January 30, 2009 and may grant further extensions based on market conditions.

Additionally, in October 2008, the Federal Reserve announced the creation of the Commercial Paper Funding Facility, which will provide a liquidity backstop to U.S. issuers of commercial paper through a special purpose vehicle that will purchase three-month unsecured and asset-backed commercial paper directly from eligible issuers. Also in October 2008, the FDIC announced a new program, the Temporary Liquidity Guarantee Program, that would guarantee newly issued senior unsecured debt of banks, thrifts, and certain holding companies and provide full FDIC insurance coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount. We are eligible for both the Commercial Paper Funding Facility and the Temporary Liquidity Guarantee Program and we began utilizing these programs in October 2008 as additional sources of funding.

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

Merrill Lynch is an active participant in the majority of the markets in which it conducts business and is a market maker in many of these markets. As such, Merrill Lynch has multiple sources of pricing data available to it including transactions executed in the markets, quotes from other market participants, client inquiry, broker quotes, exchange pricing information and pricing services. The trading units are responsible for determining the fair value of their positions. In determining fair value, the trading units apply their professional judgment to determine the relative weighting of different sources of price information, with broker quotes and pricing services being two potential components of this information.

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

In order to validate the values provided by the trading units, Business Unit Finance and the Product Valuation Group, generally on a monthly basis, employ independent valuation procedures using market information sourced directly from relevant third parties.

•	For listed instruments, pricing data from the relevant exchange or trade reporting service will typically be used.
•	For plain vanilla OTC derivative positions, data about the market levels for relevant pricing parameters (e.g., volatility, correlation) are obtained from brokers active in the relevant markets.

•	For more complex OTC derivative positions and cash instruments, pricing data is sourced from broad-based consensus pricing services to which many peer-group firms contribute their pricing data, indicative (non-transactional) quotes supplied by brokers, and prices from independent data vendors that are based upon the relevant vendor’s proprietary models and expert opinion. When relying on non-transactional data, multiple sources of information are compared, if available.

If this validation process identifies significant differences from the trading units’ valuation, discussions are held with the respective trading units and differences are either resolved or escalated for senior management review.

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

Counterparty Credit Risk

In determining fair value, we consider both the credit risk of our counterparties, as well as our own creditworthiness. We attempt to mitigate credit risk to third parties by entering into netting and collateral arrangements. Net counterparty exposure (counterparty positions netted by offsetting transactions and both cash and securities collateral) is then valued for counterparty creditworthiness and this resultant value is incorporated into the fair value of the respective instruments. We generally calculate the credit risk adjustment for derivatives on observable market credit spreads.

SFAS No. 157 also requires that we consider our own creditworthiness when determining the fair value of an instrument, including OTC derivative instruments. The approach to measuring the impact of our credit risk on an instrument is done in the same manner as for third party credit risk. The impact of our credit risk is incorporated into the fair value, even when credit risk is not readily observable, of an instrument such as in OTC derivatives contracts. OTC derivative liabilities are valued based on the net counterparty exposure as described above.

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

Provided below are the percentage of level 3 assets and liabilities to total assets and liabilities, respectively.

(dollars in millions)
	September 26,	June 27,	December 28,
	2008	2008	2007

Level 3 assets(1)	$61,031	$64,195	$48,606
Level 3 assets as a percentage of total assets	7%	7%	5%
Level 3 liabilities(1)	$40,427	$47,202	$39,872
Level 3 liabilities as a percentage of total liabilities	5%	5%	4%

(1)	Includes assets measured at fair value on both a recurring and non-recurring basis.

Level 3 assets as of September 26, 2008 are primarily comprised of:

•	U.S. ABS CDOs of $4.0 billion and derivative assets of $7.5 billion;
•	United Kingdom (“U.K.”) residential and commercial real estate loans measured at fair value on a non-recurring basis of $4.3 billion;
•	credit derivatives of $17.6 billion that incorporate unobservable correlation;
•	corporate bonds and loans within trading assets of $11.8 billion (including $1.0 billion of auction rate securities);
•	private equity and principal investment positions of $4.2 billion within investment securities; and
•	equity, currency, interest rate and commodity derivative contracts of $7.4 billion that are long-dated and/or have unobservable correlation.

Level 3 liabilities as of September 26, 2008 are primarily comprised of:

•	derivative liabilities on U.S. ABS CDOs of $8.5 billion;
•	credit derivatives of $13.1 billion that incorporate unobservable correlation;
•	equity and currency derivative contracts of $7.2 billion that are long-dated and/or have unobservable correlation;
•	structured notes classified as long term borrowings of $8.8 billion with embedded equity and commodity derivatives that are long-dated and/or have unobservable correlation; and
•	long term borrowings of $1.1 billion related to certain long-term borrowings issued by consolidated SPEs.

Level 3 assets decreased during the third quarter of 2008 as compared to the second quarter of 2008. The decrease resulted from the sale of U.S. ABS CDOs to Lone Star. The majority of the decrease was offset by a loan to Lone Star that financed approximately 75% of the U.S. ABS CDO assets purchased by Lone Star. In addition, the deconsolidation of certain Level 3 assets that were initially recognized as a result of consolidating certain SPEs contributed to the decrease.

As a result of the termination of certain derivative liabilities (total return swaps on U.S. ABS CDOs) in connection with the Lone Star sale, Level 3 liabilities decreased during the third quarter of 2008.

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

Merrill Lynch is under examination by the Internal Revenue Service (“IRS”) and other tax authorities in countries including Japan and the U.K. and states in which Merrill Lynch has significant business operations, such as New York. The tax years under examination vary by jurisdiction. The IRS audit for the year 2004 was completed in the second quarter of 2008 and the statute of limitations for the year expired during the third quarter of 2008. Adjustments were proposed for two issues which Merrill Lynch will challenge. The issues involve eligibility for the dividend received deduction and foreign tax credits with respect to different transactions. These two issues have also been raised in the ongoing IRS audits for the years 2005 and 2006, which may be completed during the next twelve months. During the third quarter of 2008, Japan tax authorities completed the audit of the fiscal tax years April 1, 2004 through March 31, 2007. An assessment was issued, which has been paid, reflecting the Japanese tax authorities’ view that certain income on which Merrill Lynch previously paid income tax to other international jurisdictions, primarily the U.S., should have been allocated to Japan. Similar to the Japan tax assessment received in 2005, Merrill Lynch will utilize the process of obtaining clarification from international authorities (Competent Authority) on the appropriate allocation of income among multiple jurisdictions to prevent double taxation. The audits in the U.K. for the tax year 2005, and in Germany for the tax years 2002 through 2006 were also completed during the third quarter. The Canadian tax authorities have commenced the audit of the tax years 2004 and 2005. New York State and New York City audits are in progress for the years 2002 through 2006.

Depending on the outcomes of our multi-jurisdictional global audits and the ongoing Competent Authority proceeding with respect to the Japan assessments, it is reasonably possible our unrecognized tax benefits may be reduced during the next twelve months, either because our tax positions are sustained on audit or we agree to settle certain issues. While it is reasonably possible that a significant reduction in unrecognized tax benefits may occur within twelve months of September 26, 2008, quantification of an estimated range cannot be made at this time due to the uncertainty of the potential outcomes.

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

At December 28, 2007, we had a U.K. net operating loss carryforward of approximately $13.5 billion. The estimated U.K. net operating loss carryforward at the end of the third quarter of 2008 increased to approximately $28 billion primarily as a result of significant losses related to certain FICC positions in 2008. The U.K. net operating loss is denoted in British Pounds and the dollar equivalent will fluctuate based on exchange rate movements. The Company has entered into foreign exchange contracts to economically hedge the currency exposure related to the deferred tax asset associated with the net operating loss carryforward. The loss has an unlimited carryforward period and a tax benefit has been recognized for the deferred tax asset with no valuation allowance.

Recent Accounting Developments

Please refer to Note 1, New Accounting Pronouncements, in the Condensed Consolidated Financial Statements for a description of the following recent accounting developments:

•	FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161;

•	FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities;

•	FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement);

•	SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133;

•	SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51;

•	FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions;

•	SFAS No. 141R, Business Combinations;

•	Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies;

•	FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39;

•	SFAS No. 159, Fair Value Option for Certain Financial Assets and Liabilities;

•	SFAS No. 157, Fair Value Measurements;

•	SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R;

•	Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109;

•	SFAS No. 156, Accounting for Servicing of Financial Assets; and

•	SFAS No. 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140.

Transfers of Financial Assets and Consolidation

In September 2008, the FASB issued for comment revisions to SFAS 140 and FIN 46(R). The FASB voted to eliminate QSPEs from the guidance in SFAS 140 and to remove the scope exception for QSPEs from FIN 46(R). This will require entities previously accounted for as unconsolidated QSPEs to be analyzed for possible consolidation under FIN 46(R). Additionally, the requirements for a transfer of financial assets to be accounted for as a sale will also be modified. While the revised standards are not finalized, this change may affect Merrill Lynch’s Condensed Consolidated Financial Statements as Merrill Lynch may be required to consolidate entities previously not consolidated. Although it is unclear what changes the final standards will contain and when they will be finalized, the proposed revisions represent a significant change in current practice and may be effective as early as January 2010. Merrill Lynch will evaluate the impact of these changes on its financial statements once the changes to the standards are finalized. In connection with the proposed revisions to SFAS 140 and FIN 46(R), the FASB also issued for comment additional disclosure requirements. These disclosures may be required for year end 2008.

Fair Value in Inactive Markets

In October 2008, the FASB issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 in periods of market dislocation and provides an example to illustrate key considerations for determining the fair value of a financial asset when the market for that asset is not active. FSP FAS 157-3 became effective upon issuance and is applicable for prior periods for which financial statements have not been issued. The clarifying guidance provided in FSP FAS 157-3 did not result in a change to Merrill Lynch’s application of SFAS 157 and did not have an impact on the Condensed Consolidated Financial Statements.

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

We adopted the ASF Framework during the first quarter of 2008, but through the end of the third quarter of 2008 a relatively low volume of loans has been modified using the ASF Framework. We do not expect that our application of the ASF Framework will impact the off-balance sheet status of Company-sponsored QSPEs that hold Segment 2 subprime ARM loans. The total amount of assets owned by Company-sponsored QSPEs that hold subprime ARM loans originated between January 1, 2005 and July 31, 2007 (including those loans that we do not service) as of September 26, 2008, was approximately $36 billion. Of this amount, approximately $22 billion relates to subprime ARM loans we service. Our retained interests in Company-sponsored QSPEs that hold subprime ARM loans totaled approximately $21 million as of September 26, 2008.

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

In addition, no change in ML & Co.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, ML & Co.’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The following information supplements the discussion in Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2007 and Part II, Item 1 “Legal Proceedings” in our Quarterly Reports on Form 10-Q for the quarters ended March 28, 2008 and June 27, 2008. In each of the cases described below, Merrill Lynch is vigorously defending itself in the litigation.

Merger-Related Litigation: On September 15, 2008, Merrill Lynch and Bank of America Corporation entered into an Agreement and Plan of Merger that provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, a wholly owned subsidiary of Bank of America will merge with and into Merrill Lynch with Merrill Lynch continuing as the surviving corporation and as a wholly owned subsidiary of Bank of America (the “Merger”). Since the date of the announcement, actions have been filed in state court in New York and Delaware and the U.S. District Court for the Southern District of New York challenging the Merger. The complaints allege, among other things, that the price to be paid for Merrill Lynch is too low and that the merger should not be consummated.

In re Merrill Lynch & Co., Inc. Securities, Derivative, and ERISA Litigation (S.D.N.Y.): In an order dated October 23, 2008, the Court stated that it will decide the motions to dismiss no later than February 17, 2009. The Court further stated that if the cases are not dismissed, discovery must be completed by October 20, 2009, and the trial will begin sometime in February 2010.

Louisiana Sheriffs’ Pension & Relief Fund v. Conway, et al.: On October 3, 2008, the Louisiana Sheriffs’ Pension & Relief Fund and the Louisiana Municipal Police Employees’ Retirement System filed a class action against Merrill Lynch & Co., certain of its officers and directors, its underwriters, and its outside auditors in New York Supreme Court. The complaint seeks relief on behalf of all persons who purchased or otherwise acquired Merrill Lynch debt securities issued pursuant to a shelf registration statement dated March 31, 2006. The complaint alleges that Merrill Lynch’s prospectuses misstated Merrill Lynch’s financial condition and failed to disclose its exposures to losses from investments tied to subprime and other mortgages, as well as its significant liability arising from its participation in the market for auction rate securities.

Auction Rate Regulatory Matters and Litigation:

Settlement of Regulatory Matters: Merrill Lynch has entered into agreements in principle to settle regulatory actions related to its sale of auction rate securities (“ARS”). As part of these settlements, Merrill Lynch has agreed to offer to purchase ARS held by certain GWM individuals, charities, and non-profit corporations and to pay a fine of $125 million.

Mayor and City Council of Baltimore Maryland v. Citigroup, Inc., et al. and Russell Mayfield, et al. v. Citigroup, Inc., et al.: On September 4, 2008, plaintiffs filed two purported class actions under the antitrust laws against over a dozen defendants in the U.S. District Court for the Southern District of New York. One seeks to represent a class of issuers of auction rate securities underwritten by the defendants between May 12, 2003 and February 13, 2008. The other seeks to represent a class of persons who acquired auction rate securities directly from defendants and who held those securities as of February 13, 2008. Plaintiffs allege that the defendants colluded in connection with their auction rate securities practices. Merrill Lynch intends to move to dismiss or file an answer denying the principal allegations in the complaint.

Diane Blas v. O’Neal, et al., and Louisiana Municipal Police Employees Retirement System v. Thain, et al.: On August 21, 2008, and August 28, 2008, plaintiffs filed shareholder derivative actions in the U.S. District Court for the Southern District of New York alleging that directors, officers, and other employees of Merrill Lynch breached their fiduciary duties in connection with the auction rate securities issues.

Carroll v. American International, Group, Inc., et al.: On October 9, 2008, a class action was filed in the U.S. District Court for the Southern District of New York against American International Group, Inc. (“AIG”), its officers and directors, and its underwriters, including Merrill Lynch, in connection with the AIG’s public offering of 7.70% Series A-5 Junior Subordinated Debentures on December 11, 2007. The complaint alleges that the prospectus was false and misleading because, among other things, it allegedly failed to reveal AIG’s significant exposure to the subprime market as the largest underwriter of U.S. mortgage bonds and the risk of its failing as a going-concern. The complaint alleges that the defendant, including the underwriters, failed to conduct adequate due diligence regarding AIG’s disclosures. The complaint seeks damages in an unspecified amount. On October 24, 2008, a nearly identical complaint, captioned Bernstein v. American International Group, Inc., et al., was filed in the same court.

Lehman Brothers, Inc., Securities Litigation: Beginning in September 2008, multiple class actions were filed in the U.S. District Court for the Southern District of New York and New York Supreme Court against officers and directors of Lehman Brothers and its underwriters, including Merrill Lynch, in connection with the sale of securities issued by Lehman Brothers. On September 15, 2008, Lehman Brothers filed a voluntary petition to reorganize under Chapter 11 of the Federal Bankruptcy Code. The complaints allege that the representations made in Lehman Brothers’ prospectuses were materially false and misleading because, among other things, they allegedly failed to disclose Lehman’s marketing of risky products linked to sub-prime mortgages and its alleged failure to adequately write down commercial and residential mortgage and real estate assets. The complaints allege that the defendants, including the underwriters, failed to conduct adequate due diligence regarding Lehman’s disclosures. The complaints seek damages in an unspecified amount.

Fannie Mae Securities Litigation: Beginning in September 2008, multiple class actions were filed in New York Supreme Court and the U.S. District Court for the Southern District of New York against the Federal National Mortgage Association (“Fannie Mae”), its officers and directors, and its underwriters, including Merrill Lynch, in connection with the sale of securities issued by Fannie Mae. The complaints allege that the prospectuses were false and misleading because, among other things, they allegedly overstated Fannie Mae’s capitalization and asserted that management believed that the current securities offerings would be adequate to fund Fannie Mae through the end of the year. The complaints allege that the defendants, including the underwriters, failed to conduct adequate due diligence regarding Fannie Mae’s disclosures. The complaints seek damages in an unspecified amount.

McReynolds. v. Merrill Lynch: On October 24, 2008, a class action was filed in the U.S. District Court for the Northern District of Illinois on behalf of African-American and female Financial Advisors. The complaint alleges that a retention bonus procedure recently announced by Merrill Lynch and Bank of America disadvantages African Americans and women because it is based on the amount of the Financial Advisers’ production and that, allegedly as a result of discrimination, African-American and female Financial Advisors have lower production than white males. The complaint seeks, among other relief, the value of compensation and benefits that plaintiffs have lost and will lose as a result of defendants’ allegedly unlawful conduct.

Sales Practice Litigation. In April 2008, Merrill Lynch commenced an action in New York state court against various personal holding companies owned by the Nasser family, and the individuals who established these companies, to collect unsecured debts in excess of $78 million arising primarily from losses incurred selling put options on Bear Stearns stock prior to the collapse of Bear Stearns in March

2008. Defendants have now filed counterclaims against the Company claiming $312 million in damages and alleging that the Company engaged in various negligent and/or fraudulent activities and failed to supervise employees who handled the Nasser-related accounts.

Opes Prime/Lift Capital: Merrill Lynch acted as prime broker for both Opes Prime and Lift Capital, two Australian margin lending and stockbroking firms that defaulted on loans in 2008. When these firms defaulted on margin loans, Merrill Lynch sold hundreds of millions of dollars of securities that had been pledged to it as collateral. A class action and numerous other actions have been filed against Merrill Lynch in Australia and Hong Kong claiming that Merrill Lynch did not have the right to liquidate the collateral.

Mediafiction Litigation: In October 2008, the bankruptcy section of the Court of Rome provided Merrill Lynch a half-page “clerk’s notice” stating that the Court of Rome had granted Mediafiction S.p.A.’s counter-claim against Merrill Lynch International Bank Limited (“MLIB”) in the amount of $137 million. The counter-claim alleges that, in connection with an offering in 1998, Mediafiction’s agreement to make certain payments to MLIB was void under Italian law and that, therefore, MLIB has to return the payments made. Merrill Lynch believes that the decision is wrong and plans to appeal it to the Court of Appeals of the Court of Rome.

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

The following additional risks and uncertainties should also be considered:

Merrill Lynch’s business may be adversely affected if, as a result of general market conditions, the actions of market participants, credit rating agencies or otherwise, Merrill Lynch is unable to access short term and secured funding at commercially reasonable costs.

Consistent with industry conventions, Merrill Lynch has historically financed a portion of its financial assets through short-term and secured funding. As a result of the prevailing challenging conditions, many financial institutions, including Merrill Lynch, have found it increasingly difficult to obtain such financing on commercially reasonable terms. Any inability of Merrill Lynch to obtain such financing on commercially reasonable terms could adversely affect Merrill Lynch’s financial condition, prospects or results of operations.

In addition, credit rating agencies have recently suggested the possibility of credit rating downgrades with respect to financial services companies that suffer severe short-term declines in the trading price of their common stock. If one or more credit rating agencies were to take such rating actions with respect to Merrill Lynch, or if market participants concluded that credit rating agencies were likely to take such action or that trading prices reflected impaired liquidity, Merrill Lynch’s financial condition, prospects or results of operations could be affected. Both of these risks could have more pronounced effects in the event that Merrill Lynch does not consummate the Bank of America transaction.

Merrill Lynch’s business may be adversely affected by recent and prospective proposals that may result in increased regulatory oversight.

As a result of recent market conditions, and the responses of regulators, legislative authorities and others to these conditions, U.S. federal, state and international legislative and regulatory authorities have announced that they are evaluating the current regulatory oversight over financial industry participants, including Merrill Lynch. It is possible that one or more of these regulators will continue to review and or adopt changes to their established rules and policies. In addition, if as a result of the occurrence of the factors described above or otherwise, Merrill Lynch obtains any material amounts of secured funding from, or sells any material amounts of mortgage-related or other illiquid assets to, the Federal Reserve Bank of New York, any U.S. federal agency or other regulators, such entities could require increased regulatory oversight over Merrill Lynch, including the imposition of enhanced capital requirements. Any new laws, regulations or increased regulatory oversight or enhanced capital requirements may adversely affect Merrill Lynch’s financial condition, prospects or results of operations.

Merrill Lynch’s business may be adversely affected as a result of the competitive environment for financial professionals and clients.

Merrill Lynch’s business is substantially dependent on its continuing ability to compete effectively to attract and retain qualified employees, including successful FAs, investment bankers, trading and risk management professionals and other revenue-producing or support personnel, and to attract and retain clients. If Merrill Lynch were unable to attract or retain such employees or clients as a result of perceived uncertainty regarding the Bank of America transaction, Merrill Lynch’s business may be adversely affected.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Merrill Lynch or any “affiliated purchaser” of Merrill Lynch’s common stock during the quarter ended September 26, 2008.

(dollars in millions, except per share amounts)

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number	Average	Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program(1)	Program

Month #1 (Jun. 28, 2008 — Aug. 1, 2008)
Capital Management Program	-	$-	-	$3,971
Employee Transactions(2)	2,865,812	$27.57	N/A	N/A

Month #2 (Aug. 2, 2008 — Aug. 29, 2008)
Capital Management Program	-	$-	-	$3,971
Employee Transactions(2)	1,095,492	$26.65	N/A	N/A

Month #3 (Aug. 30, 2008 — Sept. 26, 2008)
Capital Management Program	-	$-	-	$3,971
Employee Transactions(2)	2,236,504	$22.06	N/A	N/A

Third Quarter 2008 (Jun. 28, 2008 — Sept. 26, 2008)
Capital Management Program	-	$-	-	$3,971
Employee Transactions(2)	6,197,808	$25.42	N/A	N/A

(1)	No repurchases were made for the quarter ended September 26, 2008.
(2)	Included in the total number of shares purchased are: (1) shares purchased during the period by participants in the Merrill Lynch 401(k) Savings and Investment Plan (“401(k)”) and the Merrill Lynch Retirement Accumulation Plan (“RAP”), (2) shares delivered or attested to in satisfaction of the exercise price by holders of ML & Co. employee stock options (granted under employee stock compensation plans) and (3) Restricted Shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of Restricted Shares. ML & Co.’s employee stock compensation plans provide that the value of the shares delivered, attested, or withheld, shall be the average of the high and low price of ML & Co.’s common stock (Fair Market Value) on the date the relevant transaction occurs. See Notes 12 and 13 to the 2007 Annual Report for additional information on these plans.

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

The securities issued pursuant to these transactions were issued in private placements to accredited investors pursuant to Section 4(2) of the Securities Act of 1933, with the purchasers receiving customary registration rights for their respective shares of common stock not previously registered with the SEC. Of the 177.3 million shares of common stock issued as described above, approximately 130 million shares were previously registered for resale pursuant to the fourth post-effective amendment to our Form S-3 Registration Statement filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2008. The remaining shares (including the additional incremental shares of common stock underlying the Series 2 and Series 3 Securities) were registered with the SEC pursuant to a resale prospectus filed with the SEC on October 30, 2008. All of the above-mentioned investors will remain passive investors in us and none of the investors will have any rights of control or role in our governance.

On October 26, 2008, we entered into a securities purchase agreement with the U.S. Treasury setting forth the terms upon which we would issue a new series of preferred stock and warrants to the U.S. Treasury as part of the CPP. In view of the pending merger with Bank of America, we have determined that we will not sell securities to the U.S. Treasury under the CPP at this time, but may do so in the future under certain circumstances. Refer to Note 18 of the Condensed Consolidated Financial Statements for further information.

Item 6.	Exhibits

An exhibit index has been filed as part of this report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRILL	LYNCH & CO., INC.
(Registrant)

By:	/s/ Nelson Chai
     Nelson Chai
     Executive Vice President and
     Chief Financial Officer

By:	/s/ Gary Carlin
     Gary Carlin
     Vice President, Controller and Chief     Accounting Officer

Date: November 4, 2008

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

2.1	Agreement and Plan of Merger, dated as of September 15, 2008, by and between Merrill Lynch & Co., Inc. and Bank of America Corporation (incorporated by reference to Exhibit 2.1 to Merrill Lynch’s Current Report on Form 8-K dated September 19, 2008).
4	Instruments defining the rights of security holders, including indentures:
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
10.1*	Form of Waiver of Rights under Benefit Plans and Compensation Arrangements (included as Annex B to Exhibit 10.2).
10.2*	Letter Agreement, dated October 26, 2008, between the United States Department of the Treasury and Merrill Lynch & Co., Inc.
10.3*	Form of Consent to entry by Merrill Lynch into agreement with United States Department of the Treasury.
12*	Statement re: computation of ratios.
15*	Letter of awareness from Deloitte & Touche LLP, dated November 4, 2008, concerning unaudited interim financial information.
31.1*	Rule 13a-14(a) Certification.
31.2*	Rule 13a-14(a) Certification.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Reconciliation of Non-GAAP Measures (Filed as Exhibit 99.2 to ML & Co.’s Report on Form 8-K dated October 16, 2008).
99.2	Stock Option Agreement, dated September 15, 2008, between Merrill Lynch & Co., Inc. and Bank of America Corporation (incorporated by reference to Exhibit 99.1 to Merrill Lynch’s Current Report on Form 8-K dated September 19, 2008).

*	Filed Herewith