Form 10-K
period 2008-12-26
MERRILL LYNCH & CO., INC.
filed 2009-02-24
CIK 65100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2008

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

Trust Preferred Securities of Merrill Lynch Capital Trust I (and the guarantees of the registrant with respect thereto); Trust Preferred Securities of Merrill Lynch Capital Trust II (and the guarantees of the registrant with respect thereto); Trust Preferred Securities of Merrill Lynch Capital Trust III (and the guarantees of the registrant with respect thereto)
New York Stock Exchange
Convertible Securities Exchangeable into Pharmaceutical HOLDRs due September 7, 2010	NYSE Alternext US LLC

See the full list of securities listed on the NYSE Arca and The NASDAQ Stock Market on the pages directly following this cover.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

X     YES             NO

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

       YES      X     NO

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

X     YES             NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     X

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “’smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X	Accelerated filer	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

       YES      X     NO

As of the close of business on June 27, 2008, the aggregate market value of the voting stock, comprising the Common Stock and the Exchangeable Shares, held by non-affiliates of the Registrant was approximately $17.4 billion.

As of the close of business on February 20, 2009, there were 1,000 shares of Common Stock outstanding, all of which were held by Bank of America Corporation.

The registrant is a wholly owned subsidiary of Bank of America Corporation and meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form with a reduced disclosure format as permitted by Instruction I (2).

Securities registered pursuant to Section 12(b) of the Act and listed on the NYSE Arca are as follows:

Capped Leveraged Index Return Notes® Linked to the S&P 500® Index due February 26, 2010; Accelerated Return Bear Market Notes Linked to the S&P 500® Index due October 30, 2009; Bear Market Strategic Accelerated Redemption Securities Linked to the Dow Jones U.S. Real Estate Index due March 2, 2010; Strategic Accelerated Redemption Securities Linked to the Dow Jones Industrial AverageSM due August 31, 2010; 9.25% Callable Stock Return Income Debt SecuritiesSM due September 1, 2010 (payable on the maturity date with Oracle Corporation common stock); Accelerated Return Bear Market Notes Linked to the Russell 2000® Index due November 25, 2009; Strategic Accelerated Redemption SecuritiesSM Linked to the S&P 500® Index due October 5, 2010; Strategic Accelerated Redemption SecuritiesSM Linked to the iShares® MSCI EAFE® Index due October 5, 2010; 100% Principal Protected Range Notes Linked to the S&P 500® Index due October 6, 2009; Accelerated Return NotesSM Linked to the S&P 500® Index due November 25, 2009; Capped Leverage Index Return Notes® Linked to the S&P 500® Index due April 5, 2010; Strategic Accelerated Redemption SecuritiesSM Linked to the S&P 500® Index due November 2, 2010; Accelerated Return Bear Market Notes Linked to the S&P 500® Index due January 21, 2010; Accelerated Return Notes Linked to the S&P 500® Index due January 21, 2010; Capped Leveraged Index Return Notes® Linked to the S&P 500® Index due April 30, 2010; Bear Market Strategic Accelerated Redemption SecuritiesSM Linked to the SPDR S&P Retail Exchange Traded Fund due May 4, 2010; 100% Principal Protected Bullish Range Notes Linked to the S&P 500® Index due November 9, 2009; Accelerated Return NotesSM Linked to the Consumer Staples Select Sector Index due January 29, 2010; 100% Principal Protected Conditional Participation Notes Linked to the S&P 500® Index due December 2, 2009; Bear Market Strategic Accelerated Redemption SecuritiesSM Linked to the iShares® Dow Jones U.S. Real Estate Index Fund due June 2, 2010; Capped Leveraged Index Return Notes® Linked to the S&P 500® Index due May 28, 2010; Accelerated Return NotesSM Linked to the MSCI EAFE® Index due January 29, 2010; Accelerated Return NotesSM Linked to the S&P 500® Index due January 29, 2010; Strategic Accelerated Redemption SecuritiesSM Linked to the S&P 500® Index due December 1, 2010; Accelerated Return Bear Market Notes Linked to the S&P 500® Index due January 29, 2010; 12% Callable STock Return Income DEbt SecuritiesSM Due September 4, 2009 (payable on the stated maturity date with Apple Inc. common stock); STEP Income SecuritiesSM Due June 25, 2009 linked to the common stock of Apple Inc.; Bear Market Strategic Accelerated Redemption SecuritiesSM Linked to the S&P Small Cap Regional Banks Index Due February 2, 2010; Accelerated Return Bear Market Notes Linked to the Russell 3000® Index due October 2, 2009; Bear Market Strategic Accelerated Redemption SecuritiesSM Linked to the Consumer Discretionary Select Sector Index Due December 28, 2009; 9% Callable STock Return Income DEbt SecuritiesSM due March 5, 2009 (payable on the maturity date with Best Buy Co., Inc. common stock); Capped Leveraged Index Return Notes® Linked to the MSCI Brazil IndexSM due January 20, 2010; Accelerated Return NotesSM Linked to the MSCI Brazil IndexSM Due May 5, 2009; 8% Monthly Income Strategic Return Notes® Linked to the CBOE DJIA BuyWrite Index due November 9, 2010; 8% Monthly Income Strategic Return Notes® Linked to the CBOE S&P 500® BuyWrite Index due June 7, 2010; 10% Callable STock Return Income DEbt SecuritiesSM Due March 6, 2009 (payable on the stated maturity date with The Boeing Company common stock); 8% Monthly Income Strategic Return Notes® Linked to the CBOE S&P 500® BuyWrite Index due January 3, 2011; 11% Callable STock Return Income DEbt SecuritiesSM Due April 28, 2009 (payable on the maturity date with Cisco Systems, Inc. common stock); Strategic Accelerated Redemption SecuritiesSM Linked to the Dow Jones Industrial AverageSM due July 7, 2010; Strategic Accelerated Redemption SecuritiesSM Linked to the Dow Jones Industrial AverageSM Due April 2, 2010; Strategic Accelerated Redemption SecuritiesSM Linked to the Dow Jones EURO STOXX 50SM Index Due November 9, 2009; STEP Income SecuritiesSM Due July 14, 2009 Linked to the common stock of Freeport-McMoRan Copper & Gold Inc.; 9% Callable STock Return Income DEbt SecuritiesSM Due March 1, 2010 (payable on the stated maturity date with Google Inc. common stock); Bear Market Strategic Accelerated Redemption SecuritiesSM Linked to the PHLX Housing SectorSM Index due November 3, 2009; Strategic Return Notes® Linked to the Merrill Lynch Factor ModelSM due November 7, 2012; 11% Callable STock Return Income DEbt SecuritiesSM Due February 8, 2010 (payable on the stated maturity date with The Home Depot, Inc. common stock); Accelerated Return NotesSM Linked to the Health Care Select Sector Index due June 2, 2009; Accelerated Return Bear Market Notes Linked to the Energy Select Sector Index due June 29, 2009; Accelerated Return Bear Market Notes Linked to the Energy Select Sector Index due May 5, 2009; Strategic Return Notes® Linked to the Industrial 15 Index due August 9, 2010; Accelerated Return NotesSM Linked to the MSCI EAFE® Index Due August 27, 2009; Callable Market Index Target-Term Securities® due May 4, 2009 Linked to the S&P 500® Index; Strategic Return Notes® Linked to the Baby Boomer Consumption Index due September 6, 2011; Strategic Return Notes® Linked to the Industrial 15 Index due February 2, 2012; 9% Callable STock Return Income DEbt SecuritiesSM Due December 4, 2009 (payable on the stated maturity date with Exxon Mobil Corporation common stock); Capped Leveraged Index Return Notes® Linked to the MSCI Emerging Markets IndexSM due January 29, 2010; Market Index Target-Term Securities® based upon the Dow Jones Industrial AverageSM due August 7, 2009; S&P 500® Market Index Target-Term Securities® due September 4, 2009; Accelerated Return NotesSM Linked to the MSCI EAFE® Index due October 5, 2009; Dow Jones EURO STOXX 50SM Index Market Index Target-Term Securities® due June 28, 2010; Strategic Return Notes® Linked to the Value 30 Index due July 6, 2011; S&P 500® Market Index Target-Term Securities® due June 29, 2009; Nikkei 225 Market Index Target-Term Securities® due March 30, 2009; Nikkei 225 Market Index Target-Term Securities® due April 5, 2010; Strategic Return Notes® Linked to the Select Ten Index due March 8, 2012; Strategic Return Notes® Linked to the Value 30 Index due August 8, 2011; Accelerated Return NotesSM Linked to the MSCI EAFE® Index Due May 4, 2009; Strategic Return Notes® Linked to the Merrill Lynch Factor ModelSM due December 6, 2012; 12% Callable STock Return Income DEbt SecuritiesSM due March 26, 2010 (payable on the stated maturity date with Monsanto Company common stock); STEP Income SecuritiesSM Due August 17, 2009 linked to the common stock of Monsanto Company; Nikkei 225® Market Index Target-Term Securities® due June 5, 2009; 50/100 Nikkei 225® Index Notes due October 7, 2009; Accelerated Return NotesSM Linked to the S&P 500® Index Due April 6, 2009; Accelerated Return NotesSM Linked to the Nikkei 225® Index Due June 26, 2009; STEP Income SecuritiesSM Due June 4, 2009 Linked to the common stock of Qualcomm Incorporated; Strategic Accelerated Redemption SecuritiesSM Linked to the Russell 2000® Index Due April 2, 2010; Capped Leveraged Index Return Notes® Linked to the Russell 2000® Index due January 20, 2010; Capped Leveraged Index Return Notes® Linked to the Russell 2000® Index Due October 30, 2009; Market Index Target-Term Securities® based upon the Russell 2000® Index due March 30, 2009; Strategic Return Notes® Linked to the Select Ten Index due May 10, 2012; Strategic Return Notes® Linked to the Select Ten Index due November 8, 2011; Accelerated Return NotesSM Linked to the S&P 500® Index due August 27, 2009; Strategic Accelerated Redemption SecuritiesSM Linked to the S&P 500® Index due March 8, 2010; Strategic Accelerated Redemption SecuritiesSM Linked to the S&P 500® Index due November 30, 2009; Strategic Return Notes® Linked to the Industrial 15 Index due August 3, 2009; Strategic Accelerated Redemption SecuritiesSM Linked to the S&P 500® Index Due May 4, 2010; 9% Callable STock Return Income DEbt SecuritiesSM Due September 24, 2009 (payable on the stated maturity date with Caterpillar Inc. common stock); Strategic Accelerated Redemption SecuritiesSM Linked to the S&P 500® Index Due August 3, 2010; Strategic Accelerated Redemption SecuritiesSM Linked to

ii

the S&P 500® Index Due June 25, 2010; Strategic Return Notes® Linked to the Select 10 Index due July 5, 2012; Strategic Return Notes® Linked to the Select Utility Index due February 25, 2009; Strategic Return Notes® Linked to the Select Utility Index due September 28, 2009; Accelerated Return NotesSM Linked to the PHLX Gold and Silver SectorSM Index Due June 2, 2009

Securities registered pursuant to Section 12(b) of the Act and listed on The NASDAQ Stock Market are as follows:

Strategic Return Notes® Linked to the Industrial 15 Index due April 25, 2011; S&P 500® Market Indexed Target-Term Securities® due June 7, 2010; Leveraged Index Return Notes® Linked to the Nikkei 225® Index due March 2, 2009; S&P 500® MITTS® Securities due August 31, 2011; Strategic Return Notes® Linked to the Select Ten Index due June 4, 2009; 97% Protected Notes Linked to Global Equity Basket due February 14, 2012; Strategic Return Notes® Linked to the Industrial 15 Index due March 30, 2009; Strategic Return Notes® Linked to the Select Ten Index due March 2, 2009; 97% Protected Notes Linked to the performance of the Dow Jones Industrial AverageSM due March 28, 2011; Dow Jones Industrial AverageSM MITTS® Securities due December 27, 2010; Nikkei 225® MITTS® Securities due March 8, 2011; Nikkei 225® MITTS® Securities due September 30, 2010; S&P 500® MITTS® Securities due August 5, 2010; S&P 500® MITTS® Securities due June 3, 2010; Leveraged Index Return Notes® Linked to Dow Jones Industrial AverageSM due September 28, 2009

S&P 100 and S&P 500 are registered trademarks of McGraw-Hill, Inc.; EAFE is a registered service mark of Morgan Stanley Capital International Inc.; DOW JONES INDUSTRIAL AVERAGE is a service mark of Dow Jones & Company, Inc.; RUSSELL 1000, RUSSELL 2000 AND RUSSELL 3000 are registered service marks of FRANK RUSSELL COMPANY; PHLX Gold and Silver Sector, PHLX Housing Sector and PHLX Semiconductor Sector are registered service marks of the Philadelphia Stock Exchange, Inc.; STOXX and EURO STOXX 50 are registered service marks of Stoxx Limited; NIKKEI is a registered trademark of KABUSHIKI KAISHA NIHON KEIZAI SHIMBUN SHA. All other trademarks and service marks are the property of Merrill Lynch & Co., Inc.

iii

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 26, 2008

Part III	161
Item 10. Directors, Executive Officers and Corporate Governance	161
Item 11. Executive Compensation	161
Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters	161
Item 13. Certain Relationships and Related Transactions, and Director Independence	161
Item 14. Principal Accountant Fees and Services	161
Part IV	163
Item 15. Exhibits and Financial Statement Schedules	163
Signatures	164
EX-12: STATEMENT RE: COMPUTATION OF RATIOS
EX-23: CONSENT OF DELOITTE & TOUCHE LLP
EX-24.1: POWER OF ATTORNEY
EX-24.2: ASSISTANT SECRETARY'S CERTIFICATE
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-99.2: CONDENSED FINANCIAL INFORMATION

PART I

Item 1.	Business

Merrill Lynch was formed in 1914 and became a publicly traded company on June 23, 1971. In 1973, we created the holding company, ML & Co., a Delaware corporation that, through its subsidiaries, is one of the world’s leading capital markets, advisory and wealth management companies with offices in 40 countries and territories. In our Global Wealth Management (“GWM”) business, we had total client assets in GWM accounts of approximately $1.2 trillion at December 26, 2008. As an investment bank, we are a leading global trader and underwriter of securities and derivatives across a broad range of asset classes, and we serve as a strategic advisor to corporations, governments, institutions and individuals worldwide. In addition, as of December 26, 2008, we owned approximately half of the economic interest of BlackRock, Inc. (“BlackRock”), one of the world’s largest publicly traded investment management companies with approximately $1.3 trillion in assets under management at the end of 2008.

On September 15, 2008, we entered into an Agreement and Plan of Merger, as amended by Amendment No. 1 dated as of October 21, 2008 (the “Merger Agreement”) with Bank of America Corporation (“Bank of America”). Pursuant to the Merger Agreement, on January 1, 2009, a wholly-owned subsidiary of Bank of America (“Merger Sub”) merged with and into ML & Co., with ML & Co. continuing as the surviving corporation and a subsidiary of Bank of America (the “Merger”).

Our activities are conducted through two business segments: Global Markets and Investment Banking (“GMI”) and GWM. In addition, we provide a variety of research services on a global basis.

Global Markets and Investment Banking

The Global Markets division consists of the Fixed Income, Currencies and Commodities (“FICC”) and Equity Markets sales and trading activities for investor clients and on a proprietary basis, while the Investment Banking division provides a wide range of origination and strategic advisory services for issuer clients. Global Markets makes a market in securities, derivatives, currencies, and other financial instruments to satisfy client demands. In addition, Global Markets engages in certain proprietary trading activities. Global Markets is a leader in the global distribution of fixed income, currency and energy commodity products and derivatives. Global Markets also has one of the largest equity trading operations in the world and is a leader in the origination and distribution of equity and equity-related products. Further, Global Markets provides clients with financing, securities clearing, settlement, and custody services and also engages in principal investing in a variety of asset classes and private equity investing. The Investment Banking division raises capital for its clients through underwritings and private placements of equity, debt and related securities, and loan syndications. Investment Banking also offers advisory services to clients on strategic issues, valuation, mergers, acquisitions and restructurings.

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

GPC services individuals and small- and middle-market corporations and institutions through approximately 16,090 financial advisors as of December 26, 2008.

GIM includes our interests in creating and managing wealth management products, including alternative investment products for clients. GIM also includes our share of net earnings from our ownership positions in other investment management companies, including BlackRock.

Global Research

We also provide a variety of research services on a global basis. These services are at the core of the value proposition we offer to institutional and individual investor clients and are an integral component of the product offerings to GMI and GWM. This group distributes research focusing on three main disciplines globally: fundamental equity research, credit research and macro research. We rank among the leading research providers in the industry, and our analysts cover approximately 3,000 companies in equity research and 800 global bond issuers.

Regulation

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

United States Regulatory Oversight and Supervision

Holding Company Supervision

Prior to our acquisition by Bank of America, we were a consolidated supervised entity subject to group-wide supervision by the SEC and capital requirements generally consistent with the standards of the Basel Committee on Banking Supervision. As such, we computed allowable capital and risk allowances consistent with Basel II capital standards; permitted the SEC to examine the books and records of ML & Co. and any affiliate that did not have a principal regulator; and had various additional SEC reporting, record-keeping, and notification requirements.

As a wholly-owned subsidiary of Bank of America, a bank holding company that is also a financial holding company, we are subject to the oversight of, and inspection by, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”).

Broker-Dealer Regulation

Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), Merrill Lynch Professional Clearing Corp. (“ML Pro”) and certain other subsidiaries of ML & Co. are registered as broker-dealers with the SEC and, as such, are subject to regulation by the SEC and by self-regulatory organizations, such as the Financial Industry Regulatory Authority (“FINRA”). Certain Merrill Lynch subsidiaries and affiliates, including MLPF&S, are registered as investment advisers with the SEC.

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

Item 1A.	Risk Factors

In the course of conducting our business operations, we are exposed to a variety of risks that are inherent to the financial services industry. The following discusses some of the key inherent risk factors that could affect our business and operations, as well as other risk factors which are particularly relevant to us in the current period of significant economic and market disruption. Other factors besides those discussed below or elsewhere in this report also could adversely affect our business and operations, and these risk factors should not be considered a complete list of potential risks that may affect us.

Business and economic conditions.  Our businesses and earnings are affected by general business and economic conditions in the United States and abroad. General business and economic conditions that could affect us include the level and volatility of short-term and long-term interest rates, inflation, home prices, employment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor confidence, and the strength of the U.S. economy and the local economies in which we operate.

Economic conditions in the United States and abroad deteriorated significantly during the second half of 2008, and the United States, Europe and Japan currently are in a recession. Dramatic declines in the housing market, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivatives and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions, reflecting concern about the stability of the financial markets generally and the strength of counterparties. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, a significant reduction in consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition, results of operations, liquidity and access to capital and credit. We do not expect that the difficult conditions in the United States and international financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

Instability of the U.S. financial system.  Beginning in the fourth quarter of 2008, the U.S. government has responded to the ongoing financial crisis and economic slowdown by enacting new legislation and expanding or establishing a number of programs and initiatives. Each of the U.S. Treasury, the FDIC and the Federal Reserve Board have developed programs and facilities, including, among others, the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program and other efforts designed to increase inter-bank lending, improve funding for consumer receivables and restore consumer and counterparty confidence in the banking sector. In addition, Congress recently passed the

American Recovery and Reinvestment Act of 2009 (the “ARRA”), legislation intended to expand and establish government spending programs and provide tax cuts to stimulate the economy. Congress and the U.S. government continue to evaluate and develop various programs and initiatives designed to stabilize the financial and housing markets and stimulate the economy, including the U.S. Treasury’s recently announced Financial Stability Plan and the U.S. government’s recently announced foreclosure prevention program. The final form of any such programs or initiatives or related legislation cannot be known at this time. There can be no assurance as to the impact that ARRA, the Financial Stability Plan or any other such initiatives or governmental programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of these efforts to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit, or the trading price of our debt securities (including trust preferred securities).

International risk.  We do business throughout the world, including in developing regions of the world commonly known as emerging markets, and as a result, are exposed to a number of risks, including economic, market, reputational, litigation and regulatory risks, in non-U.S. markets. Our businesses and revenues derived from non-U.S. operations are subject to risk of loss from currency fluctuations, social or political instability, changes in governmental policies or policies of central banks, expropriation, nationalization, confiscation of assets, unfavorable political and diplomatic developments and changes in legislation relating to non-U.S. ownership. We also invest or trade in the securities of corporations located in non-U.S. jurisdictions, including emerging markets. Revenues from the trading of non-U.S. securities also may be subject to negative fluctuations as a result of the above factors. The impact of these fluctuations could be magnified, because generally non-U.S. trading markets, particularly in emerging market countries, are smaller, less liquid and more volatile than U.S. trading markets.

Soundness of other financial institutions.  Our ability to engage in routine trading and funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, funding, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about the financial condition of, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client, and our results of operations in 2007 and 2008 have been materially affected by the credit valuation adjustments described in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — U.S. ABS CDO and Other Mortgage-Related Activities — Monoline Financial Guarantors.” In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. There is no assurance that any such losses would not materially and adversely affect our future results of operations.

We are party to a large number of derivative transactions, including credit derivatives. Many of these derivative instruments are individually negotiated and non-standardized, which can make exiting, transferring or settling the position difficult. Many credit derivatives require that we deliver to the counterparty the underlying security, loan or other obligation in order to receive payment. In a number of cases, we do not hold, and may not be able to obtain, the underlying security, loan or other obligation. This could cause us to forfeit the payments due to us under these contracts or result in settlement delays with the attendant credit and operational risk as well as increased costs to us.

Derivative contracts and other transactions entered into with third parties are not always confirmed by the counterparties on a timely basis. While the transaction remains unconfirmed, we are subject to heightened credit and operational risk and in the event of default may find it more difficult to enforce the contract. In addition, as new and more complex derivative products have been created, covering a wider array of underlying credit and other instruments, disputes about the terms of the underlying contracts may arise, which could impair our ability to effectively manage our risk exposures from these products and subject us to increased costs.

Access to funds from subsidiaries and parent.  We are a holding company that is a separate and distinct legal entity from its parent, Bank of America, and our broker-dealer, banking and nonbanking subsidiaries. We therefore depend on dividends, distributions and other payments from our broker-dealer, banking and nonbanking subsidiaries and borrowings and will depend in large part on financing from Bank of America to fund payments on our obligations, including debt obligations. Bank of America may in some instances, because of its regulatory requirements as a bank holding company, be unable to provide us with funding we need to fund payments on our obligations. Many of our subsidiaries are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to us. Regulatory action of that kind could impede access to funds we need to make payments on our obligations or dividend payments. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

Changes in accounting standards.  Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. As a result of Bank of America’s acquisition of us, we may adopt different estimates and assumptions than those previously used in order to align our estimates, assumptions and policies with those of Bank of America. From time to time the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, the SEC, banking regulators and our outside auditors) may change or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements. For a further discussion of some of our significant accounting policies and standards and recent accounting changes, see Note 1 to the Consolidated Financial Statements.

Competition.  We operate in a highly competitive environment. Over time, there has been substantial consolidation among companies in the financial services industry, and this trend accelerated over the course of 2008 as the credit crisis has led to numerous mergers and asset acquisitions among industry participants and in certain cases reorganization, restructuring or even bankruptcy. This trend also has hastened the globalization of the securities and financial services markets. We will continue to experience intensified competition as continued consolidation in the financial services industry in connection with current market conditions may produce larger and better-capitalized companies that are capable of offering a wider array of financial products and services at more competitive prices. To the extent we expand into new business areas and new geographic regions, we may face competitors with more experience and more established relationships with clients, regulators and industry participants in the relevant market, which could adversely affect our ability to compete. Increased competition may affect our results by creating pressure to lower prices on our products and services and reducing market share.

Our continued ability to compete effectively in our businesses, including management of our existing businesses as well as expansion into new businesses and geographic areas, depends on our ability to retain and motivate our existing employees and attract new employees. We face significant competition for qualified employees both within the financial services industry, including foreign-based institutions and institutions not subject to compensation restrictions imposed under the TARP Capital Purchase

Program, the ARRA or any other U.S. government initiatives, and from businesses outside the financial services industry. This is particularly the case in emerging markets, where we are often competing for qualified employees with entities that may have a significantly greater presence or more extensive experience in the region. Over the past year, we have significantly reduced compensation levels. In January 2009, in connection with the U.S. Treasury’s purchase of an additional series of Bank of America’s preferred stock, Bank of America agreed to certain compensation limitations, and ARRA also includes certain additional restrictions, applicable to its senior executive officers and certain other senior managers. A substantial portion of the annual bonus compensation paid to our senior employees has in recent years been paid in the form of equity-based awards, which are now payable in Bank of America common stock. The value of these awards has been impacted by the significant decline in the market price of Bank of America’s common stock. We also have reduced the number of employees across nearly all of our businesses during 2008 and into 2009. In addition, the recent consolidation in the financial services industry has intensified the challenges of cultural integration between differing types of financial services institutions. The combination of these events could have a significant adverse impact on our ability to retain and hire the most qualified employees.

Credit concentration risk.  When we loan money, commit to loan money or enter into a letter of credit or other contract with a counterparty, we incur credit risk, or the risk of losses if our borrowers do not repay their loans or our counterparties fail to perform according to the terms of their contracts. A number of our products expose us to credit risk, including loans, leases and lending commitments, derivatives, including credit default swaps, trading account assets and assets held-for-sale.

We estimate and establish reserves or make credit valuation adjustments for credit risks and potential credit losses inherent in our credit exposure (including unfunded credit commitments). This process, which is critical to our financial results and condition, requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans or counterparties to perform their obligations. As is the case with any such assessments, there is always the chance that we will fail to identify the proper factors or that we will fail to accurately estimate the impacts of factors that we identify. Our ability to assess the creditworthiness of our counterparties may be impaired if the models and approaches we use become less predictive of future behaviors, valuations, assumptions or estimates.

We have experienced concentration of risk with respect to the mortgage markets, including residential and commercial real estate, each of which represents a significant percentage of our overall credit portfolio. The current financial crisis and economic slowdown has adversely affected this concentration of risk. These exposures will also continue to be impacted by external market factors including default rates, a decline in the value of the underlying property, rating agency actions, the prices at which observable market transactions occur and the financial strength of counterparties, such as financial guarantors, with whom we have economically hedged some of our exposure to these assets.

In the ordinary course of our business, we also may be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities, industries and countries may not function as we have anticipated. While our activities expose us to many different industries and counterparties, we routinely execute a high volume of transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment funds and insurers, including monolines and other financial guarantors. This has resulted in significant credit concentration with respect to this industry.

For a further discussion of credit risk, see “Concentrations of Credit Risk” in Note 3 to the Consolidated Financial Statements.

Liquidity risk.  Liquidity is essential to our businesses. Since we were acquired by Bank of America, we established intercompany lending and borrowing arrangements with Bank of America to facilitate centralized liquidity management and as a result, our liquidity risk is derived in large part from Bank of America’s liquidity risk. Bank of America’s liquidity could be impaired by an inability to access the capital markets or by unforeseen outflows of cash, including deposits. This situation may arise due to circumstances that Bank of America or we may be unable to control, such as a general market disruption, negative views about the financial services industry generally, or an operational problem that affects third parties or us. Bank of America’s ability to raise funding in the debt or equity capital markets has been and could continue to be adversely affected by conditions in the United States and international markets and economy. Global capital and credit markets have been experiencing volatility and disruption since the second half of 2007, and in the second half of 2008, volatility reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for issuers without regard to those issuers’ underlying financial strength. As a result of disruptions in the credit markets, Bank of America and Merrill Lynch have utilized several of the U.S. government’s liquidity programs. Bank of America’s ability and our ability to borrow from other financial institutions or to engage in securitization funding transactions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

Our credit ratings and Bank of America’s credit ratings are important to our liquidity. The ratings of Bank of America’s long-term debt have been downgraded during 2008 by all of the major rating agencies. These rating agencies regularly evaluate Bank of America, us and our securities, and their ratings of our long-term and short-term debt and other securities are based on a number of factors, including Bank of America’s and our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. In light of the difficulties in the financial services industry and the financial markets, there can be no assurance that we will maintain our current ratings. Our failure to maintain those ratings could adversely affect our liquidity and competitive position, increase borrowing costs or limit access to the capital markets. While the impact on the incremental cost of funds and potential lost funding of an incremental downgrade of our long-term debt by one level might be negligible, a downgrade of Bank of America’s or our short-term credit rating could negatively impact our commercial paper program by materially affecting our incremental cost of funds and potential lost funding. A reduction in our credit ratings also could have a significant impact on certain trading revenues, particularly in those businesses where longer term counterparty performance is critical. In connection with certain trading agreements, we may be required to provide additional collateral in the event of a credit ratings downgrade.

For a further discussion of our liquidity position and other liquidity matters and the policies and procedures we use to manage our liquidity risks, see “Liquidity Risk” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Market risk.  We are directly and indirectly affected by changes in market conditions. Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. For example, changes in interest rates could adversely affect our net interest profit and principal transaction revenues (which we view together as our trading revenues) — which could in turn affect our net earnings. Market risk is inherent in the financial instruments associated with our operations and activities including loans, deposits, securities, derivatives, short-term borrowings and long-term debt. Just a few of the market conditions that may shift from time to time, thereby exposing us to market risk, include fluctuations in interest and currency exchange rates, equity and futures prices, changes in the implied volatility of interest rates, foreign exchange rates, credit spreads and price deterioration or changes in value due to changes in market perception or actual credit quality of either the issuer or its country of origin. Accordingly, depending on the instruments or activities impacted, market risks can have wide ranging, complex adverse effects on our results from operations and our overall financial condition.

The models that we use to assess and control our risk exposures reflect assumptions about the degrees of correlation or lack thereof among prices of various asset classes or other market indicators. In times of market stress or other unforeseen circumstances, such as the market conditions experienced during

2008, previously uncorrelated indicators may become correlated, or previously correlated indicators may move in different directions. These types of market movements have at times limited the effectiveness of our hedging strategies and have caused us to incur significant losses, and they may do so in the future. These changes in correlation can be exacerbated where other market participants are using risk or trading models with assumptions or algorithms that are similar to ours. In these and other cases, it may be difficult to reduce our risk positions due to the activity of other market participants or widespread market dislocations, including circumstances where asset values are declining significantly or no market exists for certain assets. To the extent that we make investments in securities that do not have an established liquid trading market or are otherwise subject to restrictions on sale or hedging, we may not be able to reduce our positions and therefore reduce our risk associated with such positions.

For a further discussion of market risk and our market risk management policies and procedures, see Item 7A — Quantitative and Qualitative Disclosures About Market Risk.

Risks Related to our Commodities Business.  We are exposed to environmental, reputational, regulatory, market and credit risk as a result of our commodities related activities. Through our commodities business, we enter into exchange-traded contracts, financially settled over-the-counter derivatives, contracts for physical delivery and contracts providing for the transportation, transmission and/or storage rights on or in vessels, barges, pipelines, transmission lines or storage facilities. Contracts relating to physical ownership, delivery and/or related activities can expose us to numerous risks, including performance, environmental and reputational risks. For example, we may incur civil or criminal liability under certain environmental laws and our business and reputation may be adversely affected. In addition, regulatory authorities have recently intensified scrutiny of certain energy markets, which has resulted in increased regulatory and legal enforcement, litigation and remedial proceedings involving companies engaged in the activities in which we are engaged.

Declining asset values.  We have large proprietary trading and investment positions in a number of our businesses. These positions are accounted for at fair value, and the declines in the values of assets had a direct and large negative impact on our earnings in 2008. We may incur additional losses as a result of increased market volatility or decreased market liquidity, which may adversely impact the valuation of our trading and investment positions. If an asset is marked-to-market, declines in asset values directly and immediately impact our earnings, unless we have effectively “hedged” our exposures to such declines. These exposures may continue to be impacted by declining values of the underlying assets. In addition, the prices at which observable market transactions occur and the continued availability of these transactions, and the financial strength of counterparties, such as financial guarantors, with whom we have economically hedged some of our exposure to these assets, will affect the value of these assets. Sudden declines and significant volatility in the prices of assets may substantially curtail or eliminate the trading activity for these assets, which may make it very difficult to sell, hedge or value such assets. The inability to sell or effectively hedge assets reduces our ability to limit losses in such positions and the difficulty in valuing assets may increase our risk-weighted assets which requires us to maintain additional capital and increases our funding costs.

Asset values also directly impact revenues from our wealth management business. We receive certain account fees based on the value of our clients’ portfolios or investment in funds managed by us and, in some cases, we also receive incentive fees based on increases in the value of such investments. Declines in asset values have reduced the value of our clients’ portfolios or fund assets, which in turn has reduced the fees we earn for managing such assets.

Merger risks.  There are significant risks and uncertainties associated with mergers. The success of Bank of America’s acquisition of us will depend, in part, on the ability of the combined company to realize the anticipated benefits and cost savings from combining our businesses with Bank of America’s businesses. If the combined company is unable to achieve these objectives, the anticipated benefits and cost savings of the merger may not be realized fully or at all or may take longer to realize than expected. For example, the combined company may fail to realize the growth opportunities and cost savings anticipated to be derived from the merger. Our businesses currently are experiencing unprecedented challenges as a result of the current economic environment and ongoing financial crisis. It is possible that the integration process, including changes or perceived changes in our compensation practices, could result in the loss of key employees, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients and employees or to achieve the anticipated benefits of the merger. Integration efforts also may divert management attention and resources. These integration matters could have an adverse effect on us for an undetermined period after consummation of the merger.

Regulatory considerations and restrictions on dividends.  As a subsidiary of Bank of America, we are, and certain of our bank and non-bank subsidiaries are heavily regulated by bank regulatory agencies at the federal and state levels. This regulatory oversight is established to protect depositors, federal deposit insurance funds and the banking system as a whole, not security holders. Bank of America, we and our broker-dealer and other non-bank subsidiaries are also heavily regulated by securities regulators, domestically and internationally. This regulation is designed to protect investors in securities we sell or underwrite and our clients’ assets. Congress and state legislatures and foreign, federal and state regulatory agencies continually review laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways including limiting the types of financial services and products we may offer and increasing the ability of non-banks to offer competing financial services and products.

As a result of the ongoing financial crisis and challenging market conditions, we expect to face increased regulation and regulatory and political scrutiny of the financial services industry, including as a result of Bank of America’s or our participation in the TARP Capital Purchase Program, the ARRA and the U.S. Treasury’s Financial Stability Plan. Compliance with such regulation may significantly increase our costs, impede the efficiency of our internal business processes, and limit our ability to pursue business opportunities in an efficient manner. The increased costs associated with anticipated regulatory and political scrutiny could adversely impact our results of operations.

Litigation risks.  Both Bank of America and Merrill Lynch face significant legal risks in our respective businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high and are increasing. Substantial legal liability or significant regulatory action against Bank of America or us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. For a further discussion of litigation risks, see “Litigation and Regulatory Matters” in Note 11 to the Consolidated Financial Statements.

We may explore potential settlements before a case is taken through trial because of uncertainty, risks, and costs inherent in the litigation process. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies (“SFAS No. 5”), we will accrue a liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In many lawsuits, arbitrations and investigations, including almost all of the class action lawsuits disclosed in “Litigation and Regulatory Matters” in Note 11 to the Consolidated Financial Statements, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the matter is close to resolution, in which case no accrual is made until that time. In view of the inherent difficulty of predicting the outcome of such matters, particularly in matters in which claimants seek substantial or indeterminate damages, we cannot predict what the eventual loss or range of loss related to such matters will be. Potential losses may be material to our operating results for any particular period and may impact our credit ratings. For a further discussion of litigation risks, see “Litigation and Regulatory Matters” in Note 11 to the Consolidated Financial Statements.

Governmental fiscal and monetary policy.  Our businesses and earnings are affected by domestic and international fiscal and monetary policy. For example, the Federal Reserve Board regulates the supply of money and credit in the United States and its policies determine in large part our cost of funds for lending, investing and capital raising activities and the return we earn on those loans and investments, both of which affect our net interest profit. The actions of the Federal Reserve Board also can materially affect the value of financial instruments we hold, such as debt securities. Our businesses and earnings also are affected by the fiscal or other policies that are adopted by various regulatory authorities of the United States, non-U.S. governments and international agencies. Changes in domestic and international fiscal and monetary policy are beyond our control and hard to predict.

Operational risks.  The potential for operational risk exposure exists throughout our organization. Integral to our performance is the continued efficacy of our technical systems, operational infrastructure, relationships with third parties and the vast array of associates and key executives in our day-to-day and ongoing operations. Failure by any or all of these resources subjects us to risks that may vary in size, scale and scope. This includes but is not limited to operational or technical failures, unlawful tampering with our technical systems, terrorist activities, ineffectiveness or exposure due to interruption in third party support, as well as the loss of key individuals or failure on the part of the key individuals to perform properly.

Products and services.  Our business model is based on a diversified mix of businesses that provides a broad range of financial products and services, delivered through multiple distribution channels. Our success depends, in part, on our ability to adapt our products and services to evolving industry standards. There is increasing pressure by competition to provide products and services at lower prices. This can reduce our revenues from our fee-based products and services. In addition, the widespread adoption of new technologies, including internet services, could require us to incur substantial expenditures to modify or adapt our existing products and services. We might not be successful in developing and introducing new products and services, responding or adapting to changes in consumer spending and saving habits, achieving market acceptance of our products and services, or developing and maintaining loyal customers.

Reputational risks.  Our ability to attract and retain clients and employees could be adversely affected to the extent our reputation is damaged. Our actual or perceived failure to address various issues could give rise to reputational risk that could harm us or our business prospects. These issues include, but are not limited to, appropriately addressing potential conflicts of interest; legal and regulatory requirements; ethical issues; money-laundering; privacy; properly maintaining customer and associate personal information; record keeping; sales and trading practices; and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products.

Risk management processes and strategies.  We seek to monitor and control our risk exposure through a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. Accordingly, our ability to successfully identify and manage risks facing us is an important factor that can significantly impact our results. For a further discussion of our risk management policies and procedures, see Item 7A — Quantitative and Qualitative Disclosures About Market Risk.

Geopolitical risks.  Geopolitical conditions can affect our earnings. Acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, could affect business and economic conditions in the United States and abroad.

Additional risks and uncertainties.  We are a diversified financial services company. Although we believe our diversity helps lessen the effect when downturns affect any one segment of our industry, it also means our earnings could be subject to different risks and uncertainties than the ones discussed herein. If any of the risks that we face actually occur, irrespective of whether those risks are described in this section or elsewhere in this report, our business, financial condition and operating results could be materially adversely affected.

Item 1B.	Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Exchange Act.

Item 2.	Properties

We have offices in various locations throughout the world. Other than those described below as being owned, substantially all of our offices are located in leased premises. We believe that the facilities we own or lease are adequate for the purposes for which they are currently used and that they are well maintained. Set forth below is the location and the approximate square footage of our principal facilities. Each of these principal facilities supports our GMI and GWM businesses. Information regarding our property lease commitments is set forth in “Operating Leases” in Note 11 to the Consolidated Financial Statements.

Principal Facilities in the United States

Our executive offices and principal administrative offices are located in leased premises at the World Financial Center in New York City. We lease portions of 4 World Financial Center (1,800,000 square feet) and 2 World Financial Center (2,500,000 square feet); both leases expire in 2013. One of our subsidiaries is a partner in the partnership that holds the ground lessee’s interest in 4 World Financial Center. As of December 26, 2008, we occupied the entire 4 World Financial Center and approximately 27% of 2 World Financial Center.

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

Principal Facilities Outside the United States

In London, we lease and occupy 100% of our 576,626 square foot London headquarters facility known as Merrill Lynch Financial Centre; this lease expires in 2022. In addition, we lease approximately 305,086 square feet in other London locations with various terms, the longest of which lasts until 2020. We occupy 134,375 square feet of this space and have sublet the remainder. In Tokyo, we have leased 292,349 square feet until 2014 for our Japan headquarters. Other leased facilities in the Pacific Rim are located in Hong Kong, Singapore, Seoul, South Korea, Mumbai and Chunnai, India, and Sydney and Melbourne, Australia.

Item 3.	Legal Proceedings

Refer to Note 11 to the Consolidated Financial Statements in Part II, Item 8 for a discussion of litigation and regulatory matters.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not required pursuant to instruction I(2).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The table below sets forth the information with respect to purchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the year ended December 26, 2008.

(dollars in millions, except per share amounts)

			Total Number of	Approximate
			Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number of	Average	Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced	Under the
Period	Purchased	per Share	Program(1)	Program

First Quarter 2008 (Dec. 29, 2007 — Mar. 28, 2008)
Capital Management Program	-	$-	-	$3,971
Employee Transactions(2)	17,078,898	54.59	N/A	N/A

Second Quarter 2008 (Mar. 29, 2008 — June 27, 2008)
Capital Management Program	-	$-	-	$3,971
Employee Transactions(2)	2,780,526	43.11	N/A	N/A

Third Quarter 2008 (Jun. 28, 2008 — Sept. 26, 2008)
Capital Management Program	-	$-	-	$3,971
Employee Transactions(2)	6,197,808	25.42	N/A	N/A

Month #1 (Sept. 27, 2008 — Oct. 31, 2008)
Capital Management Program	-	$-	-	$3,971
Employee Transactions(2)	3,185,077	18.11	N/A	N/A

Month #2 (Nov. 1, 2008 — Nov. 28, 2008)
Capital Management Program	-	$-	-	$3,971
Employee Transactions(2)	2,153,426	12.44	N/A	N/A

Month #3 (Nov. 29, 2008 — Dec. 26, 2008)
Capital Management Program	-	$-	-	$3,971
Employee Transactions(2)	1,414,962	12.54	N/A	N/A

Fourth Quarter 2008 (Sept. 27, 2008 — Dec. 26, 2008)
Capital Management Program	-	$-	-	$3,971
Employee Transactions(2)	6,753,465	15.14	N/A	N/A

Full Year 2008 (Dec. 29, 2007 — Dec. 26, 2008)
Capital Management Program	-	$-	-	$3,971
Employee Transactions(2)	32,810,697	39.99	N/A	N/A

(1)	No repurchases were made for 2008.
(2)	Included in the total number of shares purchased are: (i) shares purchased during the period by participants in the Merrill Lynch 401(k) Savings and Investment Plan (“401(k)”) and the Merrill Lynch Retirement Accumulation Plan (“RAP”), (ii) shares delivered or attested to in satisfaction of the exercise price by holders of ML & Co. employee stock options (granted under employee stock compensation plans) and (iii) Restricted Shares withheld (under the terms of grants under employee stock compensation plans) to offset tax withholding obligations that occur upon vesting and release of Restricted Shares. ML & Co.’s employee stock compensation plans provide that the value of the shares delivered, attested, or withheld, shall be the average of the high and low price of ML & Co.’s common stock (Fair Market Value) on the date the relevant transaction occurs.

Dividends Per Common Share

Prior to the acquisition by Bank of America, the principal market on which ML & Co. common stock was traded was the New York Stock Exchange. ML & Co. common stock was also listed on the Chicago Stock Exchange, the London Stock Exchange and the Tokyo Stock Exchange. Following the acquisition by Bank of America, there is no longer an established public trading market for ML & Co. common stock. Information relating to the amount of cash dividends declared for the two most recent fiscal years is set forth below.

	First	Second	Third	Fourth
(Declared and Paid)	Quarter	Quarter	Quarter	Quarter

2008	$0.35	$0.35	$0.35	$0.35
2007	$0.35	$0.35	$0.35	$0.35

As of the date of this report, Bank of America is the sole holder of the outstanding common stock of ML & Co. With the exception of regulatory restrictions on subsidiaries’ abilities to pay dividends, there were no restrictions on ML & Co.’s present ability to pay dividends on common stock, other than ML & Co.’s obligation to make payments on its mandatory convertible preferred stock, junior subordinated debt related to trust preferred securities, and the governing provisions of Delaware General Corporation Law. Certain subsidiaries’ ability to declare dividends may also be limited.

Securities Authorized for Issuance under Equity Compensation Plans

As a result of the acquisition by Bank of America, there are no equity securities of ML & Co. that are authorized for issuance under any equity compensation plans. Refer to Note 12 and Note 13 of the Consolidated Financial Statements for further information on equity compensation and benefit plans.

Item 6.	Selected Financial Data.

Not required pursuant to instruction I(2).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations

Forward-Looking Statements and Non-GAAP Financial Measures

We have included certain statements in this report which may be considered forward-looking, including those about management expectations and intentions, the impact of off-balance sheet exposures, significant contractual obligations and anticipated results of litigation and regulatory investigations and proceedings. These forward-looking statements represent only Merrill Lynch & Co., Inc.’s (“ML & Co.” and, together with its subsidiaries, “Merrill Lynch”, the “Company”, the “Corporation”, “we”, “our” or “us”) beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond our control, which affect our operations, performance, business strategy and results and could cause our actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by both current and potential competitors and counterparties, general economic conditions, market conditions, the effects of current, pending and future legislation, regulation and regulatory actions, the actions of rating agencies and the other risks and uncertainties detailed in this report. See “Risk Factors” in Part I, Item 1A of this Form 10-K. Accordingly, you should not place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. The reader should, however, consult further disclosures we may make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

From time to time, we may also disclose financial information on a non-GAAP basis where management uses this information and believes this information will be valuable to investors in gauging the quality of our financial performance, identifying trends in our results and providing more meaningful period-to-period comparisons.

Introduction

Merrill Lynch was formed in 1914 and became a publicly traded company on June 23, 1971. In 1973, we created the holding company, ML & Co., a Delaware corporation that, through its subsidiaries, is one of the world’s leading capital markets, advisory and wealth management companies. In our Global Wealth Management (“GWM”) business, we had total client assets in GWM accounts of approximately $1.2 trillion at December 26, 2008. As an investment bank, we are a leading global trader and underwriter of securities and derivatives across a broad range of asset classes, and we serve as a strategic advisor to corporations, governments, institutions and individuals worldwide. In addition, as of December 26, 2008, we owned approximately half of the economic interest of BlackRock, Inc. (“BlackRock”), one of the world’s largest publicly traded investment management companies with approximately $1.3 trillion in assets under management at the end of 2008.

On January 1, 2009, Merrill Lynch was acquired by, and became a wholly-owned subsidiary of, Bank of America Corporation (“Bank of America”). As a result of the acquisition, certain information is not required in this Form 10-K as permitted by general Instruction I of Form 10-K. We have also abbreviated Management’s Discussion and Analysis of Financial Condition and Results of Operations as permitted by general Instruction I.

Our activities are conducted through two business segments: Global Markets and Investment Banking (“GMI”) and GWM. The following is a description of our business segments:

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

Executive Overview

Company Results

We reported a net loss from continuing operations for 2008 of $27.6 billion, or $24.82 per diluted share, compared with a net loss from continuing operations of $8.6 billion, or $10.73 per diluted share for 2007. Our net loss for 2008 was $27.6 billion, or $24.87 per diluted share, compared with a net loss of $7.8 billion, or $9.69 per diluted share for 2007. Revenues, net of interest expense (“net revenues”) for 2008 were negative $12.6 billion, compared with positive $11.3 billion in the prior-year, while the pre-tax loss from continuing operations was $41.8 billion for 2008 compared with $12.8 billion for 2007.

Net revenues and net earnings during 2008 were impacted by a number of significant items, including the following:

•	Net losses due to credit valuation adjustments (“CVA”) related to certain hedges with financial guarantors of $10.4 billion;
•	Net write-downs of $10.2 billion (excluding CVA) on U.S. asset-backed collateralized debt obligations (“U.S. ABS CDOs”);
•	Net write-downs of approximately $10.8 billion related to other-than-temporary impairment charges recognized on our U.S. banks’ investment securities portfolio, losses related to leveraged finance loans and commitments, losses related to certain government sponsored entities (“GSEs”) and major U.S. broker-dealers, the default of a major U.S. broker-dealer and other market dislocations;
•	Net losses of $6.5 billion resulting primarily from write-downs and losses on asset sales across residential mortgage-related exposures and commercial real estate exposures;
•	Net losses of $2.1 billion due to write-downs on private equity investments;
•	Net gains of $5.1 billion due to the impact of the widening of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities;
•	A net pre-tax gain of $4.3 billion from the sale of our 20% ownership stake in Bloomberg, L.P.;
•	A $2.6 billion foreign currency gain related to currency hedges of our U.K. deferred tax assets;
•	A $2.5 billion non tax-deductible payment to affiliates and transferees of Temasek Holdings (Private) Limited (“Temasek”) related to our July 2008 common stock offering;
•	A $2.3 billion goodwill impairment charge related to our FICC and Investment Banking businesses;
•	A $0.5 billion expense, including a $125 million fine, arising from Merrill Lynch’s offer to repurchase auction rate securities (“ARS”) from our private clients and the associated settlement with regulators; and
•	A $0.5 billion restructuring charge associated with headcount reduction initiatives conducted during the year.

Our net loss applicable to common shareholders for 2008 included $2.1 billion of additional preferred stock dividends associated with the exchange of the mandatory convertible preferred stock.

In 2007, the net loss was primarily driven by write-downs within FICC of approximately $23.2 billion related to U.S. collateralized debt obligations comprised of U.S. ABS CDOs, U.S. sub-prime residential mortgages and securities, and credit valuation adjustments related to hedges with financial guarantors on U.S. ABS CDOs.

Strategic and Other Significant Transactions

Bank of America

On January 1, 2009, we were acquired by Bank of America through the merger of a wholly owned subsidiary of Bank of America with and into ML & Co. with ML & Co. continuing as the surviving corporation and a wholly owned subsidiary of Bank of America. Upon completion of the acquisition, each outstanding share of ML & Co. common stock was converted into 0.8595 shares of Bank of America common stock. As of the completion of the acquisition, ML & Co. Series 1 through Series 8 preferred stock were converted into Bank of America preferred stock with substantially identical terms to the corresponding series of Merrill Lynch preferred stock (except for additional voting rights provided to the Bank of America securities). Our 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 2, and 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 3 that was outstanding immediately prior to the completion of the acquisition remained issued and outstanding subsequent to the acquisition, but are now convertible into Bank of America common stock.

Capital Transactions

On December 24, 2007, Merrill Lynch reached agreements with each of Temasek and Davis Selected Advisors LP (“Davis”) to sell an aggregate of 116.7 million shares of newly issued ML & Co. common stock, par value $1.33 1/3 per share, at $48.00 per share, for an aggregate purchase price of approximately $5.6 billion.

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

In satisfaction of our obligations under the reset provisions contained in the investment agreement with Temasek, we paid Temasek $2.5 billion, which is recorded as a non-tax deductible expense in the Consolidated Statement of (Loss)/Earnings for the year-ended December 26, 2008.

Concurrent with the $9.8 billion common stock offering, holders of $4.9 billion of the $6.6 billion of our mandatory convertible preferred stock agreed to exchange their preferred stock for approximately 177 million shares of common stock, plus $65 million in cash. Holders of the remaining $1.7 billion of mandatory convertible preferred stock agreed to exchange their preferred stock for new mandatory convertible preferred stock. The price reset feature for all securities exchanged was eliminated. In connection with the elimination of the price reset feature of the $6.6 billion of preferred stock, we recorded additional preferred dividends of $2.1 billion in 2008.

CDO Sale and Termination of Monoline Hedges

On September 18, 2008, we sold $30.6 billion gross notional amount of U.S. super senior ABS CDOs to an affiliate of Lone Star Funds (“Lone Star”) for a sales price of $6.7 billion. In addition to the ABS CDO sale, we terminated certain hedges with monoline financial guarantors related to U.S. super senior ABS CDOs. We recorded net write-downs of $5.7 billion during 2008 as a result of this sale of

U.S. super senior ABS CDOs and the termination and potential settlement of related hedges with monoline guarantor counterparties.

Bloomberg, L.P.

On July 17, 2008, we sold our 20% ownership stake in Bloomberg, L.P. to Bloomberg Inc., for $4.4 billion. The sale resulted in a $4.3 billion net pre-tax gain. As consideration for the sale of our interest in Bloomberg L.P., we received notes issued by Bloomberg Inc. (the general partner and owner of substantially all of Bloomberg L.P.) with an aggregate face amount of approximately $4.3 billion and cash in the amount of approximately $110 million. The notes represent senior unsecured obligations of Bloomberg Inc. and are recorded as Investment Securities on our Consolidated Balance Sheet.

Auction Rate Securities

On August 21, 2008, we reached a global agreement with the New York Attorney General, the Securities and Exchange Commission, the Massachusetts Securities Division and other state securities regulators relating to sales of Auction Rate Securities (“ARS”). Under this agreement, eligible retail clients of Merrill Lynch were given a 12-month or 15-month period, depending on the level of assets held at Merrill Lynch by such client, in which to sell certain eligible ARS to Merrill Lynch at par. Merrill Lynch’s offer to purchase such ARS from those of its eligible clients or purchasers will remain open through January 15, 2010. In connection with this agreement, during 2008 we recorded a charge of $0.5 billion, which includes a fine of $125 million. The charge is recorded within Other expenses in the Consolidated Statement of (Loss)/Earnings.

Goodwill Impairment

Due to the severe deterioration in the financial markets in the fourth quarter of 2008 and the related impact on the fair value of Merrill Lynch’s reporting units, an impairment analysis was conducted in the fourth quarter of 2008. Based on this analysis, a non-cash impairment charge of $2.3 billion, primarily related to FICC, was recognized as a loss within the GMI business segment.

Restructuring Charge

During 2008, Merrill Lynch recorded a pre-tax restructuring charge of $486 million, primarily related to severance costs and the accelerated amortization of previously granted stock awards associated with headcount reduction initiatives. Refer to Note 17 to the Consolidated Financial Statements for additional information.

Emergency Economic Stabilization Act of 2008

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). Pursuant to the EESA, the United States Department of the Treasury (the “U.S. Treasury”) has the authority to, among other things, invest in financial institutions and purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions, in an aggregate of up to $700 billion, for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Treasury announced a plan (the “Capital Purchase Program” or “CPP”) to invest up to $250 billion of this $700 billion in certain eligible U.S. financial institutions in the form of non-voting, preferred stock initially paying quarterly dividends at a 5% annual rate.

On October 26, 2008, we entered into a securities purchase agreement with the U.S. Treasury setting forth the terms upon which we would issue a new series of preferred stock and warrants to the U.S. Treasury (the “TARP Purchase Agreement”). However, in view of the Bank of America acquisition, we determined that we would not sell securities to the U.S. Treasury under the CPP.

Additionally, in October 2008, the Federal Reserve announced the creation of the Commercial Paper Funding Facility to provide a liquidity backstop to U.S. issuers of commercial paper. A special purpose vehicle will purchase three-month unsecured and asset-backed commercial paper directly from eligible issuers through October 30, 2009. We were eligible for the Commercial Paper Funding Facility and began utilizing this program in October 2008 as an additional source of funding. Also, on October 14, 2008, the Federal Deposit Insurance Corporation (“FDIC”) announced a new program, the Temporary Liquidity Guarantee Program, under which specific categories of newly issued senior unsecured debt issued by eligible financial institutions on or before June 30, 2009 would be guaranteed until June 30, 2012. This program also provides deposit insurance for funds in non-interest bearing transaction deposit accounts at FDIC-insured institutions. We agreed to participate in this FDIC program and have issued FDIC guaranteed commercial paper.

On October 29, 2008, we had entered into a $10 billion committed unsecured bank revolving credit facility with Bank of America, N.A. with borrowings guaranteed under the FDIC’s guarantee program. There were no borrowings under this facility at December 26, 2008. Following the completion of Bank of America’s acquisition of ML & Co., this facility was terminated. For additional information on our other credit facilities, see “Liquidity Risk — Committed Credit Facilities.”

Other Events

On January 16, 2009, due to larger than expected fourth quarter losses of Merrill Lynch and as part of its commitment to support financial market stability, the U.S. government agreed to assist Bank of America in the Merrill Lynch acquisition by agreeing to provide certain guarantees and capital. With respect to the guarantees, the U.S. government agreed in principle to provide protection against the possibility of unusually large losses on a pool of certain domestic assets. It is anticipated that a portion of the exposures discussed in “Results of Operations”, including leveraged loans and commercial real estate loans, CDOs, certain trading counterparty exposure including monolines, and investment securities, would be part of this agreement.

Results Of Operations

(dollars in millions , except per share amounts)
			%
			Change
			2008 vs.
	2008	2007	2007

Revenues
Principal transactions	$(27,225)	$(12,067)	N/M %
Commissions	6,895	7,284	(5)
Managed accounts and other fee-based revenues	5,544	5,465	1
Investment banking	3,733	5,582	(33)
Earnings from equity method investments	4,491	1,627	176
Other	(10,065)	(2,190)	N/M

Subtotal	(16,627)	5,701	N/M
Interest and dividend revenues	33,383	56,974	(41)
Less interest expense	29,349	51,425	(43)

Net interest profit	4,034	5,549	(27)

Revenues, net of interest expense	(12,593)	11,250	N/M

Non-interest expenses:
Compensation and benefits	14,763	15,903	(7)
Communications and technology	2,201	2,057	7
Brokerage, clearing, and exchange fees	1,394	1,415	(1)
Occupancy and related depreciation	1,267	1,139	11
Professional fees	1,058	1,027	3
Advertising and market development	652	785	(17)
Office supplies and postage	215	233	(8)
Other	2,402	1,522	58
Payment related to price reset on common stock offering	2,500	-	N/M
Goodwill impairment charge	2,300	-	N/M
Restructuring charge	486	-	N/M

Total non-interest expenses	29,238	24,081	21

Pre-tax loss from continuing operations	(41,831)	(12,831)	N/M
Income tax benefit	(14,280)	(4,194)	N/M

Net loss from continuing operations	(27,551)	(8,637)	N/M

Discontinued operations:
Pre-tax (loss)/earnings from discontinued operations	(141)	1,397	N/M
Income tax (benefit)/expense	(80)	537	N/M

Net (loss)/earnings from discontinued operations	(61)	860	N/M

Net loss	$(27,612)	$(7,777)	N/M

Preferred stock dividends	2,869	270	N/M

Net loss applicable to common stockholders	$(30,481)	$(8,047)	N/M

Basic loss per common share from continuing operations	$(24.82)	$(10.73)	N/M
Basic (loss)/earnings per common share from discontinued operations	(0.05)	1.04	N/M

Basic loss per common share	$(24.87)	$(9.69)	N/M

Diluted loss per common share from continuing operations	$(24.82)	$(10.73)	N/M
Diluted (loss)/earnings per common share from discontinued operations	(0.05)	1.04	N/M

Diluted loss per common share	$(24.87)	$(9.69)	N/M

Book value per share	$7.12	$29.34	(76)

Note: Certain prior period amounts have been reclassified to conform to the current period presentation. N/M = Not Meaningful

Consolidated Results of Operations

Our net loss from continuing operations for 2008 was $27.6 billion compared with a net loss from continuing operations of $8.6 billion in 2007. Net revenues in 2008 were negative $12.6 billion compared with positive $11.3 billion for the prior year. The increase in the net loss and the decrease in net revenues were primarily driven by the significant write-downs recorded during 2008, including: credit valuation adjustments of $10.4 billion primarily related to certain hedges with financial guarantors; net write-downs of $10.2 billion related to U.S. ABS CDOs; net losses of $6.5 billion related to certain residential and commercial mortgage exposures; net losses of $4.1 billion in the investment securities portfolio of Merrill Lynch’s U.S. banks; and $4.2 billion of write-downs on leveraged finance loans and commitments. These net losses were partially offset by a net gain of $5.1 billion from the impact of the widening of credit spreads on the carrying value of certain of our long-term debt liabilities and a net pre-tax gain of $4.3 billion from the sale of our 20% ownership stake in Bloomberg, L.P.

Losses per diluted share from continuing operations were $24.82 for 2008 and $10.73 for the prior year. The net loss from discontinued operations was $61 million in 2008 compared with net earnings of $860 million in 2007. Our total net loss for 2008 was $27.6 billion, or $24.87 per diluted share, as compared with a net loss of $7.8 billion, or $9.69 per diluted share, in 2007.

2008 Compared With 2007

Principal transactions revenues include both realized and unrealized gains and losses on trading assets and trading liabilities and investment securities classified as trading investments. Principal transactions revenues were negative $27.2 billion in 2008 compared with negative $12.1 billion in 2007. The negative revenues in 2008 were driven primarily by net losses within FICC related to credit valuation adjustments related to hedges with financial guarantors, U.S. ABS CDOs, net losses associated with real estate-related assets, and net losses from credit spreads widening across most asset classes to significantly higher levels for the year. FICC also recorded net losses on various positions as a result of severe market dislocations, including significant asset price declines, high levels of volatility and reduced levels of liquidity, particularly following the default of a major U.S. broker-dealer and the U.S. government’s conservatorship of certain GSEs. These losses were partially offset by positive net revenues generated from our interest rate and currencies, commodities and cash equities businesses, as well as gains arising from the impact of the widening of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities. The negative net principal transactions revenues in 2007 were primarily driven by losses associated with U.S. ABS CDOs and our residential-mortgage-related businesses, partially offset by higher revenues generated by the rates and currencies, equity-linked, cash equities trading and financing and services businesses, as well as gains arising from the widening of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities. Principal transactions revenues are primarily reported in our GMI business segment.

Net interest profit is a function of (i) the level and mix of total assets and liabilities, including trading assets owned, deposits, financing and lending transactions, and trading strategies associated with our businesses, and (ii) the prevailing level, term structure and volatility of interest rates. Net interest profit is an integral component of trading activity. In assessing the profitability of our client facilitation and trading activities, we view principal transactions and net interest profit in the aggregate as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause the mix of principal transactions and net interest profit to fluctuate from period to period. Net interest profit was $4.0 billion in 2008, down 27% from 2007, primarily due to decreased interest revenues generated as a result of lower asset levels and stated interest rates on those assets, partially offset by lower interest expense associated with reduced funding levels in our GMI businesses. Net interest profit is reported in both our GMI and GWM business segments.

Commissions revenues primarily arise from agency transactions in listed and OTC equity securities and commodities, insurance products and options. Commissions revenues also include distribution fees for promoting and distributing mutual funds and hedge funds. Commissions revenues were $6.9 billion in 2008, down 5% from the prior year, driven primarily by lower revenues from insurance sales and mutual funds within GWM due to challenging market conditions, which was partially offset by an increase in revenues from our global cash equity trading business resulting from higher volumes. Commissions revenues are generated by our GMI and GWM business segments.

Managed accounts and other fee-based revenues primarily consist of asset-priced portfolio service fees earned from the administration of separately managed and other investment accounts for retail investors, annual account fees, and certain other account-related fees. Managed accounts and other fee-based revenues were $5.5 billion in 2008, an increase of 1% from 2007, as higher revenues from the global markets financing and services and real estate principal investment businesses within GMI were offset by lower fee-based revenues in GWM due to lower asset levels as a result of difficult market conditions. Managed accounts and other fee-based revenues are primarily generated by our GWM business segment.

Investment banking revenues include (i) origination revenues representing fees earned from the underwriting of debt, equity and equity-linked securities, as well as loan syndication and commitment fees and (ii) strategic advisory services revenues including merger and acquisition and other investment banking advisory fees. Investment banking revenues were $3.7 billion in 2008, down 33% from 2007, driven by lower net revenues from equity origination, debt origination and M&A advisory revenues, reflecting significantly lower industry-wide underwriting and advisory transaction volumes compared with 2007. Investment banking revenues are primarily reported in our GMI business segment but also include origination revenues in GWM.

Earnings from equity method investments include our pro rata share of income and losses associated with investments accounted for under the equity method of accounting. Earnings from equity method investments were $4.5 billion in 2008, which includes a net pre-tax gain of $4.3 billion from the sale of our 20% ownership stake in Bloomberg, L.P. Excluding this gain, earnings from equity method investments were $0.2 billion, down from $1.6 billion in 2007 due largely to lower revenues from most investments, including alternative investment management companies. Earnings from equity method investments are reported in both our GMI and GWM business segments. Refer to Note 5 to the Consolidated Financial Statements for further information on equity method investments.

Other revenues include gains and losses on investment securities, including certain available-for-sale securities, gains and losses on private equity investments, and gains and losses on loans and other miscellaneous items. Other revenues were negative $10.1 billion in 2008, compared with negative $2.2 billion in 2007. The negative revenues for 2008 were primarily due to net losses from other-than-temporary impairment charges on available-for-sale securities within our U.S. banks’ investment securities portfolio of $4.1 billion, write-downs on our leveraged finance loans and commitments of $4.2 billion, and net losses of $1.9 billion related to our private equity investments due primarily to the decline in value of private and public investments. The negative net other revenues in 2007 were primarily driven by loan-related losses, other-than-temporary impairment charges on available-for-sale securities and write-downs on leveraged finance commitments.

Compensation and benefits expenses were $14.8 billion in 2008 and $15.9 billion in 2007. The year over year decrease primarily reflects lower incentive-based compensation costs as a result of lower net revenues and net earnings, as well as reduced headcount levels. The overall decrease in compensation and benefits expense was driven by a 30% decline in incentive-based compensation, partially offset by increased amortization of prior year stock compensation awards.

Non-compensation expenses were $14.5 billion, which included a $2.5 billion non-tax deductible payment to Temasek related to the July 2008 common stock offering; a $2.3 billion goodwill impairment charge related to the FICC and Investment Banking businesses; a $0.5 billion expense, including a $125 million fine, arising from Merrill Lynch’s offer to repurchase ARS from our private clients and the associated settlement with regulators; and a $0.5 billion restructuring charge associated with headcount reduction initiatives. Excluding the aforementioned items, non-compensation expenses were $8.7 billion, up 6% from 2007. Communication and technology costs were $2.2 billion, up 7% due primarily to costs related to ongoing technology investments and system development initiatives. The increase also reflected higher costs associated with technology equipment depreciation and market data information costs. Occupancy and related depreciation costs were $1.3 billion, up 11% due principally to higher office rental expenses associated with data center growth and increased office space, including the impact of First Republic Bank (“First Republic”), which was acquired in September 2007. Advertising and market development costs were $652 million, down 17% due primarily to lower travel and entertainment expenses. Other expenses were $2.4 billion, which included the $0.5 billion expense related to the ARS settlement previously discussed and $1.1 billion of litigation accruals. The majority of the litigation accruals are related to class action litigation, including $0.6 billion of proposed settlements of sub-prime-related class actions that have been reached in connection with claims by persons who invested in Merrill Lynch securities (see Note 11 to the Consolidated Financial Statements). Excluding these items, other expenses were $0.8 billion, a decrease of 47% from 2007.

Income tax benefits from continuing operations were a net credit of $14.3 billion in 2008, reflecting tax benefits associated with our pre-tax losses. The effective tax rate in 2008 was 34.1% compared with 32.7% for 2007. The increase in the effective tax rate reflected changes in the firm’s geographic mix of earnings and the impact of tax benefits on losses.

U.S. ABS CDO and Other Mortgage-Related Activities

The challenging market conditions that have existed since the second half of 2007, particularly those relating to the credit markets, continued throughout 2008. Although the greatest impact to date had been on U.S. ABS CDOs and the U.S. sub-prime residential mortgage products, the adverse conditions in the credit markets have also affected other products, including U.S. Alt-A, non-U.S. residential mortgages and commercial real estate. In addition, these conditions also negatively affected the value of leveraged lending transactions and our exposure to monoline financial guarantors. The following discussion details our activities and net exposures as of December 26, 2008.

Residential Mortgage-Related Activities (excluding U.S. banks’ investment securities portfolio)

U.S. Prime: We had net exposures of $34.8 billion at December 26, 2008, which consisted primarily of prime mortgage whole loans, including approximately $31.1 billion of prime loans originated with GWM clients (of which $15.0 billion were originated by First Republic, an operating division of Merrill Lynch Bank & Trust Co., FSB (“MLBT-FSB”)). Net exposures related to U.S. prime residential mortgages increased 25% during 2008 as a result of loan originations within GWM’s high net worth client base.

In addition to our U.S. prime related net exposures, we also had net exposures related to other residential mortgage-related activities. These activities consisted of the following:

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

We had net exposures of $195 million at December 26, 2008, down from $2.7 billion at December 28, 2007 primarily due to $1.4 billion in net losses, sales of whole loans, and increased short positions. Our U.S. Sub-prime exposures consisted primarily of non-performing loans (valued using discounted liquidation values) and secondary trading exposures related to our residential mortgage-backed securities business, which consist of trading activity including credit default swaps (“CDS”) on single names and indices. We value residential mortgage-backed securities based on observable prices and where prices are not observable, values are based on modeling the present value of projected cash flows that we expect to receive, based on the actual and projected performance of the mortgages underlying a particular securitization. Key determinants affecting our estimates of future cash flows include estimates for borrower prepayments, delinquencies, defaults and loss severities.

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

We had net exposures of $27 million at December 26, 2008, down from $2.7 billion at December 28, 2007 primarily due to net losses of $1.5 billion and sales of related positions. These net exposures resulted from secondary market trading activity or were retained from our securitizations of Alt-A residential mortgages, which were purchased from third-party mortgage originators.

Non-U.S.: We had net exposures of $3.4 billion at December 26, 2008, which consisted primarily of residential mortgage whole loans originated in the U.K., as well as through mortgage originators in the Pacific Rim and asset-based lending facilities backed by residential whole loans. Non-U.S. net exposures decreased 64% during 2008 due primarily to net losses of $1.9 billion, paydowns of principal, sales of mortgage-backed securities, maturity of a warehouse lending facility and securitization activity in the U.K. Held for sale loans are carried at the lower of cost or market value;

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

The following table provides a summary of our residential mortgage-related net exposures and losses, excluding net exposures to residential mortgage-backed securities held in our U.S. banks’ investment securities portfolio, which are described in the U.S. Banks’ Investment Securities Portfolio section below.

(dollars in millions)

	Net			Net
	exposures as		Other net changes	exposures as
	of Dec. 28,	Net gains/(losses)	in net	of Dec. 26,
	2007	reported in income	exposures(1)	2008

Residential Mortgage-Related (excluding U.S. banks’ investment securities portfolio):
U.S. Prime(2)	$27,789	$76	$6,934	$34,799

Other Residential:
U.S. Sub-prime	$2,709	$(1,355)	$(1,159)	$195
U.S. Alt-A	2,687	(1,461)	(1,199)	27
Non-U.S.	9,379	(1,866)	(4,133)	3,380

Total Other Residential(3)	$14,775	$(4,682)	$(6,491)	$3,602

(1)	Represents U.S. Prime originations, foreign exchange revaluations, hedges, paydowns, maturities, changes in loan commitments and related funding.
(2)	As of December 26, 2008, net exposures include approximately $31.1 billion of prime loans originated with GWM clients (of which $15.0 billion were originated by First Republic Bank).
(3)	Includes warehouse lending, whole loans and residential mortgage-backed securities.

U.S. ABS CDO Activities

In addition to our U.S. sub-prime residential mortgage-related exposures, we have exposure to U.S. ABS CDOs, which are securities collateralized by a pool of asset-backed securities (“ABS”), for which the underlying collateral is primarily sub-prime residential mortgage loans.

We engaged in the underwriting and sale of U.S. ABS CDOs, which involved the following steps: (i) determining investor interest or responding to inquiries or mandates received; (ii) engaging a collateralized debt obligation (“CDO”) collateral manager who is responsible for selection of the ABS securities that will become the underlying collateral for the U.S. ABS CDO securities; (iii) obtaining credit ratings from one or more rating agencies for U.S. ABS CDO securities; (iv) securitizing and pricing the various tranches of the U.S. ABS CDO at representative market rates; and (v) distributing the U.S. ABS CDO securities to investors or retaining them for Merrill Lynch. As a result of the continued deterioration in the sub-prime mortgage market, we did not underwrite any U.S. ABS CDOs in 2008.

Our U.S. ABS CDO net exposure primarily consists of our super senior ABS CDO portfolio, as well as secondary trading exposures related to our ABS CDO business.

Super senior positions represent our exposure to the senior most tranche in an ABS CDO’s capital structure. This tranche’s claims have priority to the proceeds from liquidated cash ABS CDO assets.

At the end of 2008, net exposures to U.S. super senior ABS CDOs were $708 million, down from $6.8 billion at the end of 2007. The remaining net exposure is predominantly comprised of U.S. super senior ABS CDOs based on mezzanine underlying collateral.

The aggregate U.S. super senior ABS CDO long exposures were $1.8 billion, substantially reduced from $30.4 billion at the end of 2007. The reduction predominantly resulted from the sale of ABS CDOs to an affiliate of Lone Star discussed below, which decreased long exposures by $11.1 billion, which includes a loss of $4.4 billion. Our long exposure was further reduced during the year by other mark-to-market adjustments, excluding credit valuation adjustments, of $13.4 billion, $3.2 billion of which related to additional sales in the fourth quarter of 2008, and $0.9 billion primarily related to amortization and liquidations.

At year end, the super senior ABS CDO long exposure was hedged with an aggregate of $1.1 billion of short exposure, which was down from $23.6 billion at the end of 2007. This reduction primarily reflected $7.8 billion from the termination and settlement of related hedges with monolines and insurance companies, $7.5 billion of mark-to-market gains, $6.5 billion of hedge ineffectiveness and $0.6 billion of amortization and liquidations.

The following table provides an overview of changes to our U.S. super senior ABS CDO net exposures from December 28, 2007 to December 26, 2008.

(dollars in millions)

U.S. Super Senior ABS CDO Exposure	Long	Short(1)	Net

December 28, 2007	$30,432	$(23,597)	$6,835
Exposure Changes:
Sale of CDOs(2)	(10,011)	-	(10,011)
Termination and Settlement of Monoline and Insurance Company Hedges(3)	-	7,825	7,825
Hedge Ineffectiveness	-	6,543	6,543
Gains / (Losses)(4)	(17,765)	7,483	(10,282)
Other(5)	(851)	649	(202)

December 26, 2008	$1,805	$(1,097)	$708

(1)	Hedges are affected by a variety of factors that impact the degree of their effectiveness. These factors may include differences in attachment point, timing of cash flows, control rights, limited recourse to counterparties and other basis risks.
(2)	Primarily consists of $6.7 billion of assets sold to Lone Star.
(3)	Primarily consists of termination of trades with ACA $(3.4) billion, AIG $(3.2) billion, and XL $(1.2) billion.
(4)	Primarily consists of loss on sale to Lone Star of $(4.4) billion and mark to market losses on CDO’s of $(5.9) billion.
(5)	Primarily consists of liquidations and amortizations.

Merrill Lynch’s secondary trading exposure related to its ABS CDO business was ($281) million at December 26, 2008. As of December 28, 2007, secondary trading exposure was ($2.0) billion. The change in exposure was driven by liquidations, unwinds, and net gains / (losses) recognized.

On July 28, 2008, we agreed to sell $30.6 billion gross notional amount of U.S. super senior ABS CDOs (the “Portfolio”) to an entity owned and controlled by Lone Star for a purchase price of $6.7 billion. The transaction closed on September 18, 2008. In connection with this sale we recorded a pre-tax write-down of $4.4 billion in 2008. We provided a financing loan to the purchaser for approximately 75% of the purchase price. The recourse on this loan is limited to the assets of the purchaser, which consist solely of the Portfolio. All cash flows and distributions from the Portfolio (including sale proceeds) will be applied in accordance with a specified priority of payments. The loan is carried at fair value. Events of default under the loan are customary events of default, including failure to pay interest when due and failure to pay principal at maturity. As of December 26, 2008, all scheduled payments on the loan have been received.

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

At December 26, 2008, the carrying value of our hedges with financial guarantors related to U.S. super senior ABS CDOs was $1.5 billion, reduced from $3.5 billion at December 28, 2007. The decrease was primarily due to the termination and settlement of monoline hedges.

The following table provides a summary of our total financial guarantor exposures for U.S. super senior ABS CDOs from December 28, 2007 to December 26, 2008.

(dollars in millions)

			Mark-to-
			Market Prior	Life-to-Date
			to Credit	Credit
Credit Default Swaps with Financial	Notional of	Net	Valuation	Valuation	Carrying
Guarantors on U.S. Super Senior ABS CDOs	CDS	Exposure	Adjustments	Adjustments	Value

December 28, 2007	$(19,901)	$(13,839)	$6,062	$(2,608)	$3,454
Settlement and potential termination of monoline hedges on long positions sold(1)	16,959	9,538	(7,421)	5,626	(1,795)
Gains/(losses) and other activity	111	3,822	3,711	(3,912)	(201)

December 26, 2008	$(2,831)	$(479)	$2,352	$(894)	$1,458

(1)	We terminated all of our CDO-related hedges with XL, which at the time of sale had a carrying value of $1.0 billion, in exchange for an upfront payment of $500 million. This termination resulted in a net loss of $529 million.

In addition to hedges with financial guarantors on U.S. super senior ABS CDOs, we also have hedges on certain long exposures related to corporate CDOs, Collateralized Loan Obligations (“CLOs”), Residential Mortgage-Backed Securities (“RMBS”) and Commercial Mortgage-Backed Securities (“CMBS”). At December 26, 2008, the carrying value of our hedges with financial guarantors related to these types of exposures was $7.8 billion, of which approximately 50% pertains to CLOs and various high grade basket trades. The other 50% relates primarily to CMBS and RMBS in the U.S. and Europe.

The following table provides a summary of our total financial guarantor exposures to other referenced assets, as described above, other than U.S. super senior ABS CDOs, as of December 26, 2008.

(dollars in millions)

			Mark-to-
			Market Prior	Life-to-Date
			to Credit	Credit
Credit Default Swaps with Financial	Notional of	Net	Valuation	Valuation	Carrying
Guarantors (Excluding U.S. Super Senior ABS CDO)	CDS(1)	Exposure(2)	Adjustments	Adjustments	Value

By counterparty credit quality(3)
AAA	$(17,293)	$(13,718)	$3,575	$(804)	$2,771
AA	(16,672)	(11,851)	4,821	(1,832)	2,989
A	(1,197)	(879)	318	(118)	200
BBB	(5,570)	(4,522)	1,048	(440)	608
Non-investment grade or unrated	(9,581)	(6,570)	3,011	(1,809)	1,202

Total financial guarantor exposures	$(50,313)	$(37,540)	$12,773	$(5,003)	$7,770

(1)	Represents the gross notional amount of CDS purchased as protection to hedge predominantly Corporate CDO, CLO, RMBS and CMBS exposure. Amounts do not include exposure with financial guarantors on U.S. super senior ABS CDOs which are reported separately above.
(2)	Represents the notional of the total CDS, net of gains prior to credit valuation adjustments.
(3)	Represents S&P rating band as of December 26, 2008.

On February 18, 2009, one of the monoline financial guarantors included in the tables above with whom we have a significant relationship announced a reorganization plan. We are currently evaluating the impacts of the reorganization, including rating downgrades and the impact on our 2009 financial results. See “Executive Overview — Other Events” on page 21 for a discussion of the U.S. government’s agreement to provide assistance to Bank of America in the Merrill Lynch acquisition.

U.S. Banks’ Investment Securities Portfolio

The investment securities portfolio of Merrill Lynch Bank USA (“MLBUSA”) and MLBT-FSB includes investment securities comprising various asset classes. During the fourth quarter of 2008, in order to manage capital at MLBUSA, certain investment securities were transferred from MLBUSA to a consolidated non-bank entity. This transfer had no impact on how the investment securities were valued or the subsequent accounting treatment. As of December 26, 2008, the net exposure of this portfolio was $10.4 billion, which included investment securities of approximately $6.0 billion recorded in the non-bank legal entity. The cumulative pre-tax balance in other comprehensive (loss)/income related to this portfolio was approximately negative $9.3 billion as of December 26, 2008. We regularly (at least quarterly) evaluate each security whose value has declined below amortized cost to assess whether the decline in fair value is other-than-temporary. Within this investment securities portfolio, net pre-tax losses of approximately $4.1 billion were recognized through the statement of earnings during 2008. These net losses primarily reflected the other-than-temporary impairment in the value of certain securities, primarily U.S. Alt-A residential mortgage-backed securities.

We value RMBS based on observable prices and where prices are not observable, values are based on modeling the present value of projected cash flows that we expect to receive, based on the actual and projected performance of the mortgages underlying a particular securitization. Key determinants affecting our estimates of future cash flows include estimates for borrower prepayments, delinquencies, defaults, and loss severities.

A decline in a debt security’s fair value is considered to be other-than-temporary if it is probable that not all amounts contractually due will be collected. In assessing whether it is probable that all amounts contractually due will not be collected, we consider the following:

•	Whether there has been an adverse change in the estimated cash flows of the security;
•	The period of time over which it is estimated that the fair value will increase from the current level to at least the amortized cost level, or until principal and interest is estimated to be received;

•	The period of time a security’s fair value has been below amortized cost;
•	The amount by which the security’s fair value is below amortized cost;
•	The financial condition of the issuer; and
•	Management’s ability and intent to hold the security until fair value recovers or until the principal and interest is received.

Refer to Note 5 to the Consolidated Financial Statements for additional information.

The following table provides a summary of our U.S. banks’ investment securities portfolio net exposures and losses.

(dollars in millions)

	Net	Net	Unrealized	Other	Net
	Exposures	Gains/(Losses)	Gains/(Losses)	Net Changes	Exposures
	as of Dec. 28,	Reported in	Included in OCI	in Net	as of Dec. 26,	Cumulative
	2007	Income(2)	(pre-tax)	Exposures(3)	2008	OCI (pre-tax)

U.S. Banks’ Investment Securities Portfolio:
Sub-prime residential mortgage-backed securities	$4,161	$(485)	$(1,200)	$(463)	$2,013	$(1,942)
Alt-A residential mortgage-backed securities	7,120	(3,028)	(1,179)	(618)	2,295	(1,999)
Commercial mortgage-backed securities	5,791	(117)	(3,186)	637	3,125	(3,499)
Prime residential mortgage-backed securities	4,174	(349)	(837)	(1,143)	1,845	(1,075)
Non-residential asset-backed securities	1,214	(27)	(178)	(383)	626	(216)
Non-residential CDOs	903	(101)	(407)	(66)	329	(483)
Other	240	(1)	(56)	15	198	(75)

Total(1)	$23,603	$(4,108)	$(7,043)	$(2,021)	$10,431	$(9,289)

(1)	The December 26, 2008 net exposures include investment securities of approximately $6.0 billion recorded in a non-bank legal entity.
(2)	Primarily represents losses on certain securities deemed to be other-than-temporarily impaired.
(3)	Primarily represents principal paydowns, sales and hedges.

The continued adverse market environment and its potential impact on the underlying securitized assets could result in further other-than-temporary impairments in our U.S. banks’ investment securities portfolio in 2009.

Commercial Real Estate

As of December 26, 2008, net exposures related to commercial real estate, excluding First Republic, totaled approximately $9.7 billion, down 49% from December 28, 2007, due primarily to asset sales of whole loan/conduit exposures in the U.S. and Europe and net write-downs. Net exposures related to First Republic were $3.1 billion at the end of 2008, up 36% from 2007 primarily due to new originations.

The following table provides a summary of our Commercial Real Estate portfolio net exposures from December 28, 2007 to December 26, 2008.

(dollars in millions)

		Net		Net
	Net Exposures	Gains/(Losses)	Other Net	Exposures
	as of Dec. 28,	Reported in	Changes in Net	as of Dec. 26,
	2007	Income	Exposures(1)	2008

Commercial Real Estate:
Whole Loans/Conduits	$11,585	$(1,548)	$(6,192)	$3,845
Securities and Derivatives	(123)	(78)	375	174
Real Estate Investments(2)	7,486	(358)	(1,443)	5,685

Total Commercial Real Estate, excluding First Republic	$18,948	$(1,984)	$(7,260)	$9,704

First Republic Bank	$2,300	$71	$748	$3,119

(1)	Primarily represents sales, paydowns and foreign exchange revaluations.
(2)	The Company makes equity and debt investments in entities whose underlying assets are real estate. The Company consolidates those entities in which we are the primary beneficiary in accordance with FIN No. 46(R), Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51. The Company does not consider itself to have economic exposure to the total underlying assets in those entities. The amounts presented are the Company’s net investment and therefore exclude the amounts that have been consolidated but for which the Company does not consider itself to have economic exposure.

Business Segments

Our operations are organized into two business segments: GMI and GWM. We also record revenues and expenses within a “Corporate” category. Corporate results primarily include unrealized gains and losses related to interest rate hedges on certain debt. In addition, Corporate results for the year ended December 26, 2008 included expenses of $2.5 billion related to the payment to Temasek, $0.5 billion associated with the ARS repurchase program, and $0.7 billion of litigation accruals recorded in 2008. Net revenues and pre-tax losses recorded within Corporate for 2008 were $1.1 billion and $2.6 billion, respectively, as compared with net revenues and pre-tax losses of negative $103 million and $116 million, respectively, in the prior year period.

The following segment results represent the information that is relied upon by management in its decision-making processes. Revenues and expenses associated with inter-segment activities are recognized in each segment. In addition, revenue and expense sharing agreements for joint activities between segments are in place, and the results of each segment reflect their agreed-upon apportionment of revenues and expenses associated with these activities. See Note 2 to the Consolidated Financial Statements for further information. Segment results are presented from continuing operations and exclude results from discontinued operations. Refer to Note 16 to the Consolidated Financial Statements for additional information on discontinued operations.

Global Markets and Investment Banking

GMI provides trading, capital markets services, and investment banking services to issuer and investor clients around the world. The Global Markets division consists of the FICC and Equity Markets sales and trading activities for investor clients and on a proprietary basis, while the Investment Banking division provides a wide range of origination and strategic advisory services for issuer clients.

GMI Results of Operations

(dollars in millions)

			% Change
			2008 vs.
	2008	2007	2007

Global Markets
FICC	$(37,423)	$(15,873)	N/M %
Equity Markets	7,668	8,286	(7)

Total Global Markets revenues, net of interest
expense	(29,755)	(7,587)	N/M

Investment Banking
Origination:
Debt	931	1,550	(40)
Equity	1,047	1,629	(36)
Strategic Advisory Services	1,317	1,740	(24)

Total Investment Banking revenues, net of interest
expense	3,295	4,919	(33)

Total GMI revenues, net of interest expense	(26,460)	(2,668)	N/M

Non-interest expenses before restructuring charge	14,753	13,677	8
Restructuring charge	331	-	N/M

Pre-tax loss from continuing operations	$(41,544)	$(16,345)	N/M

Pre-tax profit margin	N/M	N/M
Total full-time employees	9,700	12,300

N/M = Not Meaningful

GMI recorded negative net revenues and a pre-tax loss from continuing operations in 2008 of $26.5 billion and $41.5 billion, respectively, as the difficult market conditions that existed during the year contributed to net losses in FICC and lower net revenues in Equity Markets and Investment Banking. The 2008 pre-tax loss was primarily driven by the net write-downs within FICC that are discussed below, as well as a $2.3 billion impairment charge related to goodwill. Partially offsetting these losses was a net gain of approximately $5.1 billion recorded by GMI during 2008 due to the impact of the widening of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities.

GMI’s 2007 net revenues were negative $2.7 billion, and the pre-tax loss from continuing operations was $16.3 billion. The 2007 loss was primarily driven by net write-downs within FICC, including $20.9 billion related to U.S. ABS CDOs and residential mortgage-related exposures and $3.1 billion related to valuation adjustments against guarantor counterparties. GMI’s 2007 net revenues also included a net gain of approximately $1.9 billion due to the impact of the widening of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities.

Fixed Income, Currencies and Commodities (FICC)

During 2008, FICC was adversely impacted by extremely difficult market conditions, particularly during the second half of the year. Such conditions included the continuing deterioration in the credit markets, lower levels of liquidity, reduced price transparency, asset price declines, increased volatility and severe market dislocations, particularly following the default of a major U.S. broker-dealer and the U.S. Government’s conservatorship of certain GSEs.

In 2008, FICC recorded approximately $10.2 billion of net write-downs related to U.S. ABS CDOs, approximately $4.4 billion of which related to the sale of U.S. super senior ABS CDOs conducted during the third quarter. In addition, as a result of the deteriorating environment for financial guarantors, FICC also recorded credit valuation adjustments related to hedges with financial guarantors of negative $10.4 billion. FICC’s net revenues were also adversely impacted by net losses related to our U.S. banks’ investment securities portfolio of $4.1 billion and certain of our U.S. sub-prime, U.S. Alt-A and Non-U.S. residential mortgage-related exposures aggregating approximately $4.6 billion. FICC also recognized net write-downs related to leveraged finance loans and commitments of approximately $4.2 billion and $1.9 billion of net write-downs related to commercial real estate. These losses were partially offset by a foreign currency gain of $2.6 billion related to currency hedges of our U.K. deferred tax assets recognized in the fourth quarter of 2008 and a net gain of approximately $3.7 billion related to the impact of the widening of our credit spreads on the carrying value of certain of our long-term debt liabilities. In addition, net revenues for most other FICC businesses declined from 2007, as the environment for those businesses was materially worse than the prior-year.

In 2007, FICC net revenues were negative $15.9 billion as strong revenues in global rates and global currencies were more than offset by declines in the global credit and structured finance and investments businesses. FICC’s 2007 net revenues included net writedowns of approximately $20.9 billion related to U.S. ABS CDOs and residential mortgage-related exposures and $3.1 billion related to valuation adjustments against guarantor counterparties, which were partially offset by a net benefit of approximately $1.2 billion related to the impact of the widening of our credit spreads on the carrying value of certain of our long-term debt liabilities.

Equity Markets

Equity Markets net revenues for 2008 were $7.7 billion compared with $8.3 billion in the prior-year period. Net revenues in 2008 included a gain of $4.3 billion from the sale of the investment in Bloomberg L.P. as well as a gain of $1.4 billion related to changes in the carrying value of certain of our long-term debt liabilities. These gains were more than offset by declines from other equity products, including cash and global equity-linked products. In addition, private equity recorded negative net revenues of $2.1 billion in 2008 as compared with net revenues of $0.4 billion in 2007.

For 2007, Equity Markets net revenues were a record $8.3 billion, driven by our equity-linked business, which was up nearly 80%, global cash equity trading business which was up over 30% and global markets financing and services business, which includes prime brokerage, which was up over 45%. Equity Markets 2007 net revenues included a gain of approximately $700 million related to changes in the carrying value of certain of our long-term debt liabilities.

Investment Banking

For 2008, Investment Banking net revenues were $3.3 billion, down 33% from a record $4.9 billion in the prior-year period, as the difficult market conditions that existed in 2008 resulted in lower industry-wide transaction volumes across all product lines.

Origination

Origination revenues represent fees earned from the underwriting of debt, equity, and equity-linked securities, as well as loan syndication fees.

For 2008, origination revenues were $2.0 billion, down 38% from the year-ago period. Debt and equity originations were down 40% and 36%, respectively, compared with 2007, primarily reflecting lower industry-wide transaction volumes in 2008.

Strategic Advisory Services

Strategic advisory services net revenues, which include merger and acquisition and other advisory fees, were $1.3 billion in 2008, a decrease of 24% from the prior-year. The decline was primarily due to lower industry-wide transaction activity, which reflected the high level of volatility in the global financial markets, economic uncertainty and a lack of available liquidity in the credit markets.

Global Wealth Management

GWM, our full-service retail wealth management segment, provides brokerage, investment advisory and financial planning services. GWM is comprised of GPC and GIM.

GPC provides a full range of wealth management products and services to assist clients in managing all aspects of their financial profile principally through our FA network.

GIM includes our interests in creating and managing wealth management products, including alternative investment products for clients. GIM also includes our share of net earnings from our ownership positions in other investment management companies, including BlackRock.

GWM Results of Operations

(dollars in millions)

			%
			Change
			2008 vs.
	2008	2007	2007

GPC
Fee-based revenues	$6,171	$6,278	(2)%
Transactional and origination revenues	3,313	3,887	(15)
Net interest profit and related hedges(1)	2,337	2,318	1
Other revenues	288	416	(31)

Total GPC revenues, net of interest expense	12,109	12,899	(6)

GIM
Total GIM revenues, net of interest expense	669	1,122	(40)

Total GWM revenues, net of interest expense	12,778	14,021	(9)

Non-interest expenses before restructuring charge	10,277	10,391	(1)
Restructuring charge	155	-	N/M

Pre-tax earnings from continuing operations	$2,346	$3,630	(35)

Pre-tax profit margin	18.4%	25.9%
Total full-time employees	29,400	31,000
Total Financial Advisors	16,090	16,740

N/M = Not Meaningful

(1)	Includes the interest component of non-qualifying derivatives, which are included in other revenues on the Consolidated Statements of (Loss)/Earnings.

For 2008, GWM’s net revenues were $12.8 billion, down 9% from the prior-year period, primarily due to declines in transactional and origination revenues. GWM recorded $2.3 billion of pre-tax earnings from continuing operations, down 35% from the year-ago period. The pre-tax profit margin was 18.4%, down from 25.9% in the prior-year period. Excluding the impact of the $155 million restructuring charge, GWM’s pre-tax earnings were $2.5 billion, a decline of 31% from 2007. On the same basis, the pre-tax profit margin was 19.6%.

GWM’s net revenues in 2007 were $14.0 billion, reflecting strong growth in both GPC’s and GIM’s businesses. GWM generated $3.6 billion of pre-tax earnings from continuing operations. The pre-tax profit margin was 25.9% in 2007.

Global Private Client

GPC’s 2008 net revenues were $12.1 billion, down 6% from the year-ago period, driven by lower transactional and origination revenues, resulting from reduced client and origination activity in a challenging market environment.

Financial Advisor headcount was 16,090 at the end of 2008, a decrease of 650 FAs during the year.

Fee-Based Revenues

GPC generated $6.2 billion of fee-based revenues in 2008, down 2% from 2007, reflecting lower asset levels in annuitized fee-based products resulting from market declines, partially offset by the inclusion of fee-based accounts from First Republic, which was acquired in September 2007.

The value of client assets in GWM accounts at year-end 2008 and 2007 were as follows:

(dollars in billions)

	2008	2007

Assets in client accounts:
U.S.	$1,125	$1,586
Non-U.S.	122	165

Total	$1,247	$1,751

Assets in Annuitized-Revenue Products	$466	$655

Total client assets in GWM accounts were $1.2 trillion, down from $1.8 trillion in 2007. Total net new money was negative $12 billion for 2008 and was adversely affected by client reaction to persistent volatility and significantly negative market movements during the year. GWM’s net inflows of client assets into annuitized-revenue products were $11 billion for 2008. Assets in annuitized-revenue products ended 2008 at $466 billion, down from $655 billion in 2007. The decrease in total client assets and assets in annuitized-revenue products in GWM accounts during 2008 was primarily due to market depreciation.

Transactional and Origination Revenues

Transactional and origination revenues were $3.3 billion in 2008, down 15% from the prior-year due to lower client transaction and origination volumes amidst increasingly challenging market conditions.

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

For 2008, net interest profit and related hedges were $2.3 billion, up slightly from 2007.

Other Revenues

For 2008, other revenues were down 31% to $288 million, primarily due to lower gains on sales of mortgages and markdowns on certain alternative investments.

Global Investment Management

GIM includes revenues from the creation and management of hedge fund and other alternative investment products for clients, as well as our share of net earnings from our ownership positions in other investment management companies, including BlackRock. Under the equity method of accounting, an estimate of the net earnings associated with our approximately half economic ownership interest in BlackRock is recorded in the GIM portion of the GWM segment.

GIM’s 2008 revenues were $669 million, down 40% from the year-ago period, primarily due to lower revenues from our investments in investment management companies.

Off-Balance Sheet Exposures

As a part of our normal operations, we enter into various off-balance sheet arrangements that may require future payments. The table and discussion below outline our significant off-balance sheet arrangements, as well as their future expirations, as of December 26, 2008. Refer to Note 11 to the Consolidated Financial Statements for further information:

(dollars in millions)
	Expiration
		Less than	1 - 3	3+ - 5	Over 5
	Total	1 Year	Years	Years	Years

Standby liquidity facilities	$9,144	$6,279	$-	$2,849	$16
Auction rate security guarantees	5,235	-	5,235	-	-
Residual value guarantees	738	322	96	320	-
Standby letters of credit and other guarantees	40,499	825	2,738	690	36,246

Standby Liquidity Facilities

Merrill Lynch provides standby liquidity facilities to certain municipal bond securitization special purpose entities (“SPEs”). In these arrangements, Merrill Lynch is required to fund these standby liquidity facilities if the fair value of the assets held by the SPE declines below par value and certain other contingent events take place. In those instances where the residual interest in the securitized trust is owned by a third party, any payments under the facilities are offset by economic hedges entered into by Merrill Lynch. In those instances where the residual interest in the securitized trust is owned by Merrill Lynch, any requirement to pay under the facilities is considered remote because Merrill Lynch, in most instances, will purchase the senior interests issued by the trust at fair value as part of its dealer market-making activities. However, Merrill Lynch will have exposure to these purchased senior interests. Refer also to Note 6 to the Consolidated Financial Statements for further information.

Auction Rate Security Guarantees

Under the terms of its announced purchase program as augmented by the global agreement reached with the New York Attorney General, the Securities and Exchange Commission, the Massachusetts Securities Division and other state securities regulators, Merrill Lynch agreed to purchase ARS at par from its retail clients, including individual, not-for-profit, and small business clients. Certain retail clients with less than $4 million in assets with Merrill Lynch as of February 13, 2008 were eligible to sell eligible ARS to Merrill Lynch starting on October 1, 2008. Other eligible retail clients meeting specified asset requirements were eligible to sell ARS to Merrill Lynch beginning on January 2, 2009. The final date of the ARS purchase program is January 15, 2010. Under the ARS purchase program, the eligible ARS held in accounts of eligible retail clients at Merrill Lynch as of December 26, 2008 was $5.2 billion. As of December 26, 2008 Merrill Lynch had purchased $3.2 billion of ARS from eligible clients. In addition, under the ARS purchase program, Merrill Lynch has agreed to purchase ARS from retail clients who purchased their securities from Merrill Lynch and transferred their accounts to other brokers prior to February 13, 2008. At December 26, 2008, a liability of $278 million has been recorded for our estimated exposure related to this guarantee.

Residual Value Guarantees

At December 26, 2008 residual value guarantees of $738 million included amounts associated with the Hopewell, NJ campus, aircraft leases and certain power plant facilities.

Standby Letters of Credit and Other FIN 45 Guarantees

Merrill Lynch provides guarantees to certain counterparties in the form of standby letters of credit in the amount of $2.6 billion. At December 26, 2008, Merrill Lynch held marketable securities of $419 million as collateral to secure these guarantees.

In conjunction with certain mutual funds, Merrill Lynch guarantees the return of principal investments or distributions as contractually specified. At December 26, 2008, Merrill Lynch’s maximum potential exposure to loss with respect to these guarantees is $298 million assuming that the funds are invested exclusively in other general investments (i.e., the funds hold no risk-free assets), and that those other general investments suffer a total loss. As such, this measure significantly overstates Merrill Lynch’s exposure or expected loss at December 26, 2008.

In connection with residential mortgage loan and other securitization transactions, Merrill Lynch typically makes representations and warranties about the underlying assets. If there is a material breach of such representations and warranties, Merrill Lynch may have an obligation to repurchase the assets or indemnify the purchaser against any loss. For residential mortgage loan and other securitizations, the maximum potential amount that could be required to be repurchased is the current outstanding asset balance. Specifically related to First Franklin activities, there is currently approximately $36 billion (including loans serviced by others) of outstanding loans that First Franklin sold in various asset sales and securitization transactions where management believes we may have an obligation to repurchase the asset or indemnify the purchaser against the loss if claims are made and it is ultimately determined that there has been a material breach related to such loans. Merrill Lynch has recognized a repurchase reserve liability of approximately $560 million at December 26, 2008 arising from these First Franklin residential mortgage sales and securitization transactions.

Derivatives

We record all derivative transactions at fair value on our Consolidated Balance Sheets. We do not monitor our exposure to derivatives based on the notional amount because that amount is not a relevant indicator of our exposure to these contracts, as it is not indicative of the amount that we would owe on the contract. Instead, a risk framework is used to define risk tolerances and establish limits to help to ensure that certain risk-related losses occur within acceptable, predefined limits. Since derivatives are recorded on the Consolidated Balance Sheets at fair value and the disclosure of the notional amounts is not a relevant indicator of risk, notional amounts are not provided for the off-balance sheet exposure on derivatives. Derivatives that meet the definition of a guarantee under FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness of Others, and credit derivatives are included in Note 11 to the Consolidated Financial Statements.

We also fund selected assets, including CDOs and CLOs, via derivative contracts with third-party structures, the majority of which are not consolidated on our balance sheets. Of the total notional amount of these total return swaps, approximately $6 billion is term financed through facilities provided by commercial banks and $21 billion is financed by long term funding provided by third party special purpose vehicles. In certain circumstances, we may be required to purchase these assets, which would not result in additional gain or loss to us as such exposure is already reflected in the fair value of our derivative contracts.

In order to facilitate client demand for structured credit products, we sell protection on high-grade collateral to, and buy protection on lesser grade collateral from, certain SPEs, which then issue structured credit notes. We also enter into other derivatives with SPEs, both Merrill Lynch and third party sponsored, including interest rate swaps, credit default swaps and other derivative instruments.

Involvement with SPEs

We transact with SPEs in a variety of capacities, including those that we help establish as well as those initially established by third parties. Our involvement with SPEs can vary and, depending upon the accounting definition of the SPE (i.e., voting rights entity (“VRE”), variable interest entity (“VIE”) or qualified special purpose entity (“QSPE”)), we may be required to reassess prior consolidation and disclosure conclusions. An interest in a VRE requires reconsideration when our equity interest or management influence changes, an interest in a VIE requires reconsideration when an event occurs that was not originally contemplated (e.g., a purchase of the SPE’s assets or liabilities), and an interest in a QSPE requires reconsideration if the entity no longer meets the definition of a QSPE. Refer to Note 1 to the Consolidated Financial Statements for a discussion of our consolidation accounting policies. Types of SPEs with which we have historically transacted with include:

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

Funding and Liquidity

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

Credit Ratings

Our credit ratings affect the cost and availability of our unsecured funding, and it is our objective to maintain high quality credit ratings. In addition, credit ratings are important when we compete in certain markets and when we seek to engage in certain long-term transactions, including OTC derivatives. Following the acquisition by Bank of America, the major credit rating agencies have indicated that the primary drivers of Merrill Lynch’s credit ratings are Bank of America’s credit ratings. The rating agencies have also noted that Bank of America’s credit ratings currently reflect significant support from the U.S. government. In addition to Bank of America’s credit ratings, other factors that influence our credit ratings include rating agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, our reputation, our liquidity position, the level and volatility of our earnings, our corporate governance and risk management policies, and our capital management practices. Management maintains an active dialogue with the rating agencies.

The following table sets forth ML & Co.’s unsecured credit ratings as of February 20, 2009.

	Senior	Subordinated	Preferred	Commercial
	Debt	Debt	Stock	Paper	Rating
Rating Agency	Ratings	Ratings	Ratings	Ratings	Outlook

Dominion Bond Rating Service Ltd.	A(high)	A	A(low)	R-1 (middle)	Under Review - Negative
Fitch Ratings	A+	A	BB	F1+	Stable
Moody’s Investors Service, Inc.	A1	A2	Baa1	P-1	Negative
Rating & Investment Information, Inc. (Japan)	A+	A	Not Rated	a-1	Rating Monitor with Direction Uncertain
Standard & Poor’s Ratings Services	A+	A	A-	A-1	Negative

In connection with certain OTC derivatives transactions and other trading agreements, we could be required to provide additional collateral to or terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of ML & Co. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or the market value of the exposure. At December 26, 2008, the amount of additional collateral and termination payments that would be required for such derivatives transactions and trading agreements was approximately $1.6 billion in the event of a downgrade to mid single-A by all credit agencies. A further downgrade of ML & Co.’s long-term senior debt credit rating to the A- or equivalent level would require approximately an additional $232 million. Our liquidity risk analysis considers the impact of additional collateral outflows due to changes in ML & Co. credit ratings, as well as for collateral that is owed by us and is available for payment, but has not been called for by our counterparties.

Liquidity Risk

During 2008, the credit markets continued to experience significant deterioration, as spreads across the financial services sector widened dramatically, significantly increasing the cost and decreasing the availability of both secured and unsecured funding. Amidst these challenging conditions and in anticipation of our acquisition by Bank of America, Merrill Lynch continued to actively manage its liquidity position and reduce the size and risk of its balance sheet. Actions Merrill Lynch took in order to maintain significant excess liquidity included monetizing unencumbered assets through both sales and secured financing transactions, accessing U.S. and other government-sponsored liquidity facilities, and obtaining additional secured credit facilities from Bank of America.

Excess Liquidity and Unencumbered Assets

We maintained excess liquidity at ML & Co. and selected subsidiaries in the form of cash and high quality unencumbered liquid assets, which represents our “Global Liquidity Sources” and serves as our primary source of liquidity risk protection.

As of December 26, 2008 and December 28, 2007, the aggregate Global Liquidity Sources were $156 billion and $200 billion, respectively, consisting of the following:

(dollars in billions)

	December 26,	December 28,
	2008	2007

Excess liquidity pool	$56	$79
Unencumbered assets at bank subsidiaries	58	57
Unencumbered assets at non-bank subsidiaries	42	64

Global Liquidity Sources	$156	$200

The excess liquidity pool is maintained at, or readily available to, ML & Co. and our principal non-U.S. broker-dealer and can be deployed to meet cash outflow obligations under stressed liquidity conditions. The excess liquidity pool includes cash and cash equivalents, investments in short-term money market mutual funds, U.S. government and agency obligations and other liquid securities. At December 26, 2008 and December 28, 2007, the total carrying value of the excess liquidity pool, net of related hedges, was $56 billion and $79 billion, respectively, which included liquidity sources at subsidiaries that we believe are available to ML & Co.

During the fourth quarter of 2008, our excess liquidity pool was reduced primarily from the repayment of maturing long-term debt and funding business requirements. Following the completion of the Bank of America acquisition, ML & Co. became a subsidiary of Bank of America and established intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these intercompany agreements is an initial $75 billion one year, revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America for operating needs. Immediately following the acquisition, we placed a substantial portion of our excess liquidity with Bank of America through an intercompany lending agreement.

At December 26, 2008 and December 28, 2007, unencumbered liquid assets of $58 billion and $57 billion, respectively, in the form of unencumbered investment grade asset-backed securities and prime residential mortgages were available at our regulated bank subsidiaries to meet potential deposit obligations, business activity demands and stressed liquidity needs of the bank subsidiaries. These unencumbered assets are generally restricted from transfer and unavailable as a liquidity source to ML & Co. and other non-bank subsidiaries.

At December 26, 2008 and December 28, 2007, our non-bank subsidiaries, including broker-dealer subsidiaries, maintained $42 billion and $64 billion, respectively, of unencumbered securities, including $7 billion of customer margin securities at December 26, 2008 and $10 billion at December 28, 2007. These unencumbered securities are an important source of liquidity for broker-dealer activities and other individual subsidiary financial commitments, and are generally restricted from transfer and therefore unavailable to support liquidity needs of ML & Co. or other subsidiaries. Proceeds from encumbering customer margin securities are further limited to supporting qualifying customer activities.

Committed Credit Facilities

In addition to the Global Liquidity Sources, we maintained external credit facilities that were available to cover regular and contingent funding needs. Following the Bank of America acquisition, certain sources of liquidity were centralized, and ML & Co. terminated all of its external committed credit facilities.

We maintained a committed, three-year multi-currency, unsecured bank credit facility that totaled $4.0 billion as of December 26, 2008. We borrowed regularly from this facility as an additional funding source to conduct normal business activities. At both December 26, 2008 and December 28, 2007, we had $1.0 billion of borrowings outstanding under this facility. Following the completion of the Bank of America acquisition, we repaid the outstanding borrowings and terminated the facility in January 2009.

We maintained a $2.7 billion committed, secured credit facility at December 26, 2008. There were no borrowings under the facility at December 26, 2008. Following the completion of the Bank of America acquisition, we terminated the facility in January 2009.

In December 2008 we decided not to seek a renewal of a $3.0 billion committed, secured credit facility. There were no borrowings under the facility at termination.

In October 2008, we entered into a $10.0 billion committed unsecured bank revolving credit facility with Bank of America, N.A. with borrowings guaranteed under the FDIC’s guarantee program. There were no borrowings under the facility at December 26, 2008. Following the completion of the Bank of America acquisition, the facility was terminated.

In September 2008, we established an additional $7.5 billion bilateral secured credit facility with Bank of America. There was $3.5 billion outstanding under this facility at year end. Following the completion of the Bank of America acquisition, we repaid the outstanding borrowings and the facility was terminated.

U.S. Government Liquidity Facilities

During 2008, the U.S. Government created several programs to enhance liquidity and provide stability to the financial markets. Merrill Lynch participated in a number of these programs throughout 2008.

In March 2008, the Federal Reserve announced an expansion of its securities lending program to promote liquidity in the financing markets for Treasury securities and other collateral. Under the Term Securities Lending Facility (“TSLF”), the Federal Reserve lends Treasury securities to primary dealers secured for a term of 28 days by a pledge of other securities, including U.S. Treasuries and Agencies and a range of investment grade corporate securities, municipal securities, mortgage-backed securities, and asset-backed securities. We regularly participate in the TSLF auctions, but generally reduced our usage during the fourth quarter.

Also in March 2008, the Federal Reserve announced that the Federal Reserve Bank of New York has been granted the authority to establish a Primary Dealer Credit Facility (“PDCF”). The PDCF provides overnight funding to primary dealers in exchange for collateral that may include U.S. Treasuries and Agencies and a broad range of debt and equity securities. Following the further credit market disruptions in September, we began utilizing the PDCF as an additional source of funding. We reduced our usage of the PDCF during the fourth quarter.

The Federal Reserve will operate the TSLF and PDCF through October 30, 2009 and may grant further extensions based on market conditions.

In October 2008, the Federal Reserve announced the creation of the Commercial Paper Funding Facility to provide a liquidity backstop to U.S. issuers of commercial paper. A special purpose vehicle will purchase three-month unsecured and asset-backed commercial paper directly from eligible issuers through October 30, 2009. Also in October 2008, the FDIC announced a new program, the Temporary Liquidity Guarantee Program, that would guarantee newly issued senior unsecured debt of banks, thrifts, and certain holding companies and provide full FDIC insurance coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount. We are eligible for both the Commercial Paper Funding Facility and the Temporary Liquidity Guarantee Program and we began utilizing these programs in October 2008 as additional sources of funding.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Risk Management Philosophy

In the course of conducting our business operations, we are exposed to a variety of risks including market, credit, liquidity, operational and other risks that are material and require comprehensive controls and ongoing oversight. These risks are monitored by our core business management as well as our independent risk groups.

Risk Management Process

Through 2008, Global Risk Management, Global Treasury and Operational Risk Management worked to ensure that risks were properly identified, measured, monitored, and managed throughout Merrill Lynch together with other independent control groups, including Corporate Audit, Finance and the Office of General Counsel. To accomplish this, we maintained a risk management process that included:

•	A risk governance structure that defined the responsibilities of the independent groups that monitored risk and the oversight activities of the board committees, the Regulatory Oversight and Controls Committee and Weekly Risk Review;

•	A regular review of the risk management process by the Audit Committee of the Board of Directors (the “Audit Committee”) as well as a regular review of credit, market and liquidity risks and processes by the Finance Committee of the Board of Directors (the “Finance Committee”);

•	Clearly defined risk management policies and procedures;

•	Communication and coordination among the businesses, executive management, and risk functions while maintaining strict segregation of responsibilities, controls, and oversight; and

•	Clearly articulated risk tolerance levels, which were included within the framework established by Global Risk Management.

Risk Governance Structure

Through 2008, our risk governance structure was comprised of the Audit Committee and the Finance Committee of the Board, the Regulatory Oversight and Controls Committee, the business units, the independent risk and control groups, various other corporate governance committees and senior management. During 2008 the responsibilities that had been held by the former Risk Oversight Committee (the “ROC”) through 2007 were assumed by Global Risk Management, the newly established Regulatory Oversight and Controls Committee and the Weekly Risk Review. This structure was intended to provide effective management of risk by senior business managers and Global Risk Management jointly and clear accountability within the risk governance structure.

Board of Directors Committees

At the Board level, two committees were responsible for oversight of the management of the risks and risk policies and procedures of the firm. The Audit Committee, which was composed entirely of independent directors, oversaw management’s policies and processes for managing all major categories of risk affecting the firm, including operational, legal and reputational risks and management’s actions to assess and control such risks. The Finance Committee, which was also composed entirely of independent directors, reviewed the firm’s policies and procedures for managing exposure to market, credit and liquidity risk in general and, when appropriate, reviewed significant risk exposures and trends in these categories of risk. Both the Audit Committee and the Finance Committee were provided with regular risk updates from management and the independent control groups.

Global Risk Management

Global Risk Management worked to establish our market and credit risk tolerance levels, which were represented in part by framework limits. Risk framework exceptions and violations were reported and investigated at predefined levels of management.

Regulatory Oversight and Controls Committee (“ROCC”) and Other Governance Committees

We established the ROCC in 2008 to oversee management procedures and controls related to risk, including the frameworks for managing market, credit, and operational risks, internal audit plans and information technology controls. The ROCC oversaw the activities of a number of additional existing governance committees, including new product, transaction review, and monitoring and oversight committees, that served to create policy, review activity, and verify that new and existing business initiatives remained within established risk tolerance levels. Representatives of the independent risk and control groups participated as members of these committees along with members from the businesses. The ROCC reported periodically to the Audit Committee of the Board.

Following the acquisition of Merrill Lynch by Bank of America, risk management and governance practices are being integrated with the goals of maintaining disciplined risk-taking throughout the transition and establishing best practices for the integrated firm going forward.

Market Risk

We define market risk as the potential change in value of financial instruments caused by fluctuations in interest rates, exchange rates, equity and commodity prices, credit spreads, and/or other risks.

Global Risk Management and other independent risk and control groups were responsible for approving the products and markets in which we transacted and took risk. Moreover, Global Risk Management was responsible for identifying the risks to which the firm’s business units were potentially exposed in these approved products and markets. Global Risk Management used a variety of quantitative methods to assess the risk of our positions and portfolios. In particular, Global Risk Management quantified the sensitivities of our current portfolios to changes in market variables. These sensitivities were then utilized in the context of historical data to estimate earnings and loss distributions that our current portfolios would have incurred throughout the historical period. From these distributions, a number of useful risk statistics were derived, including value at risk (“VaR”), which were used to measure and monitor market risk exposures in trading portfolios.

VaR is a statistical indicator of the potential losses in fair value of a portfolio due to adverse movements in underlying risk factors. The Merrill Lynch Risk Framework was designed to define and communicate our market risk tolerance and broad overall limits across the firm by defining and constraining exposure to specific asset classes, market risk factors and VaR.

The Trading VaR disclosed in the accompanying tables (which excludes U.S. ABS CDO net exposures) is a measure of risk based on a degree of confidence that the current portfolio could lose at least a certain dollar amount, over a given period of time. To calculate VaR, we aggregate sensitivities to market risk factors and combine them with a database of historical market factor movements to simulate a series of profits and losses. The level of loss that is exceeded in that series 5% of the time (i.e., one day in 20) is used as the estimate for the 95% confidence level VaR. The overall VaR amounts are presented across major risk categories, which include exposure to volatility risk found in certain products, such as options.

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

To complement VaR and in recognition of its inherent limitations, we used a number of additional risk measurement methods and tools as part of our overall market risk management process. These included stress testing and event risk analysis, which examine portfolio behavior under significant adverse market conditions, including scenarios that may result in material losses for Merrill Lynch. As a result of the unprecedented credit market environment during 2007 and 2008, in particular the extreme dislocation that affected U.S. sub-prime residential mortgage-related and ABS CDO positions, VaR, stress testing and other risk measures significantly underestimated the magnitude of actual loss. We continued to engage in the development of additional risk measurement methods; however, we also recognized the value of continuous re-evaluation of our approaches to risk management based on experience and judgment.

Trading Value at Risk

The tables that follow present our average and ending VaR for trading instruments for 2008 and 2007. Additionally, high and low VaR for 2008 is presented independently for each risk category and overall.

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

Through the third quarter of 2008, the VaR metric which we reported was a “general market risk model,” so called because it captured general movements in broad market indices. As noted in prior disclosure, we continued to make enhancements to the VaR model to better reflect the risks of the portfolio for purposes of internal risk management and calculation of regulatory capital ratios. In particular, we implemented a supplemental VaR model designed to capture issuer-specific risks in credit and equity instruments and to better reflect the most recent market conditions related to the spreads on credit instruments. Table 1 below provides our General Market Risk VaR to facilitate comparison with the prior year. Table 2 below provides our Enhanced VaR model including Issuer Specific Risk (the “Specific Risk VaR”) for 2008.

Table 1 — Trading Value at Risk — 95% One-day General Market Risk VaR

(dollars in millions)

		Daily				Daily
	Year-End	Average	High	Low	Year-End	Average
	2008	2008	2008	2008	2007	2007

Trading Value-at-Risk(1)
Interest rate and credit spread	$36	$49	$92	$28	$52	$52
Equity	9	17	28	7	26	28
Commodity	16	19	36	10	15	18
Currency	7	6	15	-	5	5

Subtotal(2)	68	91			98	103
Diversification benefit	(27)	(40)			(33)	(38)

Overall	$41	$51	$90	$30	$65	$65

(1)	Based on a 95% confidence level and a one-day holding period.
(2)	Subtotals are not provided for highs and lows as they are not meaningful.

General Market Risk VaR was lower at the end of 2008 as compared with 2007 primarily due to positioning and hedging in credit and equity markets and as a result of sales and markdowns in certain credit instruments. The reduction in General Market Risk VaR was partially offset by an increase in market volatility and correlations. Daily average General Market Risk VaR for 2008 was lower than that of 2007 due primarily to reductions in credit and equity exposures.

Table 2 — Trading Value at Risk — 95% One-day Specific Risk VaR

(dollars in millions)

		Daily
	Year-end	Average	High	Low	Year-end
	2008	2008	2008	2008	2007

Trading value-at-risk(1)
Interest rate and credit spread	$100	$73	$114	$54	$69
Equity	21	25	48	16	38
Commodity	16	19	36	10	15
Currency	7	6	15	-	5

Subtotal(2)	144	123			127
Diversification benefit	(44)	(49)			(46)

Overall	$100	$74	$112	$52	$81

(1)	Based on a 95% confidence level and a one-day holding period.
(2)	Subtotals are not provided for highs and lows as they are not meaningful.

Specific Risk VaR was higher at the end of 2008 as compared with 2007, driven primarily by an increase in credit markets volatility and the general level of credit spreads to which the Specific Risk VaR model is more sensitive than the General Market Risk VaR model. The 2007 Average Specific Risk VaR is not available as the model was implemented in 2008.

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

The primary market risk of non-trading investment securities and repurchase and reverse repurchase agreements is expressed as sensitivity to changes in the general level of credit spreads, which are defined as the differences in the yields on debt instruments from relevant LIBOR/Swap rates. Non-trading investment securities include securities that are classified as available-for-sale and held-to-maturity. At December 26, 2008, the total credit spread sensitivity of these instruments was a pre-tax loss of $16 million in economic value for an increase of one basis point, which is one one-hundredth of a percent, in credit spreads, compared with $24 million at December 28, 2007. This change in economic value is a measurement of economic risk which may differ significantly in magnitude and timing from the actual profit or loss that would be realized under generally accepted accounting principles.

The interest rate risk associated with the non-trading positions, together with funding activities, is expressed as sensitivity to changes in the general level of interest rates. Our funding activities include LYONs®, trust preferred securities and other long-term debt issuances together with interest rate hedges. At December 26, 2008 the net interest rate sensitivity of these positions was a pre-tax gain in economic value of less than $1 million for a parallel one basis point increase in interest rates across all yield curves, compared to a pre-tax loss of $1 million at December 28, 2007. This change in economic value is a measurement of economic risk which may differ significantly in magnitude and timing from the actual profit or loss that would be realized under generally accepted accounting principles.

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

Counterparty Credit Risk

We define counterparty credit risk as the potential for loss that can occur as a result of an individual, counterparty, or issuer being unable or unwilling to honor its contractual obligations to us. At Merrill Lynch the Credit Risk Framework was the primary tool used to communicate firm-wide credit limits and monitor exposure by constraining the magnitude and tenor of exposure to counterparty and issuer families.

Additionally, we deployed country risk limits to constrain total aggregate exposure across all counterparties and issuers (including sovereign entities) for a given country within predefined tolerance levels. Global Risk Management’s role was to assess the creditworthiness of existing and potential individual clients, institutional counterparties and issuers, and determine firm-wide credit risk levels within the Credit Risk Framework among other tools. This group was responsible for reviewing and monitoring specific transactions as well as portfolio and other credit risk concentrations both within and across businesses. This group was also responsible for ongoing monitoring of credit quality and limit compliance and worked actively with all of our business units to manage and mitigate credit risk.

Global Risk Management used a variety of methodologies to set limits on exposure and potential loss resulting from an individual, counterparty or issuer failing to fulfill its contractual obligations. To determine tolerance levels, the group performed analyses in the context of industrial, regional, and global economic trends and incorporated portfolio and concentration considerations. Credit risk limits were designed to take into account measures of both current and potential exposure as well as potential loss and were set and monitored by broad risk type, product type, and maturity. Credit risk mitigation techniques would include, where appropriate, the right to require initial collateral or margin, the right to terminate transactions or to obtain collateral should unfavorable events occur, the right to call for collateral when certain exposure thresholds are exceeded, the right to call for third party guarantees and the purchase of credit default protection. With senior management involvement, Global Risk Management conducted regular portfolio reviews, monitored counterparty creditworthiness, and evaluated potential transaction risks with a view toward early problem identification and protection against unacceptable credit-related losses.

Senior members of Global Risk Management chaired various commitment committees with membership across business, control and support units. These committees reviewed and approved commitments, underwritings and syndication strategies related to debt, syndicated loans, equity, real estate and asset-based finance, among other products and activities.

Following the acquisition of Merrill Lynch by Bank of America, risk management and governance practices are being integrated with the goals of maintaining disciplined risk-taking throughout the transition and establishing the best practices for the integrated firm going forward.

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

The following is a summary of counterparty credit ratings for the fair value (net of $52.5 billion of collateral, of which $50.2 billion represented cash collateral) of OTC trading derivative assets by maturity at December 26, 2008.

(dollars in millions)
	Years to Maturity				Maturity
Credit Rating(1)	0 to 3	3+ to 5	5+ to 7	Over 7	Netting(2)	Total

AA or above	$7,773	$3,537	$3,654	$18,905	$(10,916)	$22,953
A	9,719	2,589	2,260	6,998	(6,662)	14,904
BBB	4,873	2,094	942	14,424	(2,216)	20,117
BB	2,291	1,040	512	2,248	(259)	5,832
B or below	3,210	1,782	689	4,753	(674)	9,760
Unrated	1,918	188	25	566	(94)	2,603

Total	$29,784	$11,230	$8,082	$47,894	$(20,821)	$76,169

(1)	Represents credit rating agency equivalent of internal credit ratings.
(2)	Represents netting of payable balances with receivable balances for the same counterparty across maturity band categories. Receivable and payable balances with the same counterparty in the same maturity category, however, are net within the maturity category.

In addition to obtaining collateral, we attempt to mitigate our default risk on derivatives whenever possible by entering into transactions with provisions that enable us to terminate or reset the terms of our derivative contracts.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have audited the accompanying consolidated balance sheets of Merrill Lynch & Co., Inc. and subsidiaries (“Merrill Lynch”) as of December 26, 2008 and December 28, 2007, and the related consolidated statements of (loss)/earnings, changes in stockholders’ equity, comprehensive (loss)/income and cash flows for each of the three years in the period ended December 26, 2008. These financial statements are the responsibility of Merrill Lynch’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Merrill Lynch as of December 26, 2008 and December 28, 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 3 to the consolidated financial statements, in 2007 Merrill Lynch adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.”

As discussed in Note 1, Merrill Lynch became a wholly-owned subsidiary of Bank of America Corporation on January 1, 2009.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Merrill Lynch’s internal control over financial reporting as of December 26, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2009 expressed an adverse opinion on Merrill Lynch’s internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP
New York, New York
February 23, 2009

Merrill Lynch & Co., Inc. and Subsidiaries
Consolidated Statements of (Loss)/Earnings

	Year Ended Last Friday in December
	2008	2007	2006
(dollars in millions, except per share amounts)	(52 weeks)	(52 weeks)	(52 weeks)

Revenues
Principal transactions	$(27,225)	$(12,067)	$7,248
Commissions	6,895	7,284	5,985
Managed accounts and other fee-based revenues	5,544	5,465	6,273
Investment banking	3,733	5,582	4,648
Earnings from equity method investments	4,491	1,627	556
Other	(10,065)	(2,190)	2,883

Subtotal	(16,627)	5,701	27,593
Interest and dividend revenues	33,383	56,974	39,790
Less interest expense	29,349	51,425	35,571

Net interest profit	4,034	5,549	4,219
Gain on merger	-	-	1,969

Revenues, net of interest expense	(12,593)	11,250	33,781

Non-interest expenses
Compensation and benefits	14,763	15,903	16,867
Communications and technology	2,201	2,057	1,838
Brokerage, clearing, and exchange fees	1,394	1,415	1,096
Occupancy and related depreciation	1,267	1,139	991
Professional fees	1,058	1,027	885
Advertising and market development	652	785	686
Office supplies and postage	215	233	225
Other	2,402	1,522	1,383
Payment related to price reset on common stock offering	2,500	-	-
Goodwill impairment charge	2,300	-	-
Restructuring charge	486	-	-

Total non-interest expenses	29,238	24,081	23,971

Pre-tax (loss)/earnings from continuing operations	(41,831)	(12,831)	9,810
Income tax (benefit)/expense	(14,280)	(4,194)	2,713

Net (loss)/earnings from continuing operations	(27,551)	(8,637)	7,097

Discontinued operations:
Pre-tax (loss)/earnings from discontinued operations	(141)	1,397	616
Income tax (benefit)/expense	(80)	537	214

Net (loss)/earnings from discontinued operations	(61)	860	402

Net (loss)/earnings	$(27,612)	$(7,777)	$7,499

Preferred stock dividends	2,869	270	188

Net (loss)/earnings applicable to common stockholders	$(30,481)	$(8,047)	$7,311

Basic (loss)/earnings per common share from continuing operations	$(24.82)	(10.73)	7.96
Basic (loss)/earnings per common share from discontinued operations	(0.05)	1.04	0.46

Basic (loss)/earnings per common share	$(24.87)	$(9.69)	$8.42

Diluted (loss)/earnings per common share from continuing operations	$(24.82)	(10.73)	7.17
Diluted (loss)/earnings per common share from discontinued operations	(0.05)	1.04	0.42

Diluted (loss)/earnings per common share	$(24.87)	$(9.69)	$7.59

Dividend paid per common share	$1.40	$1.40	$1.00

Average shares used in computing (losses)/earnings per common share
Basic	1,225.6	830.4	868.1
Diluted	1,225.6	830.4	963.0

 See Notes to Consolidated Financial Statements

Merrill Lynch & Co., Inc. and Subsidiaries
Consolidated Balance Sheets

	Dec. 26,	Dec. 28,
(dollars in millions, except per share amounts)	2008	2007

ASSETS

Cash and cash equivalents	$68,403	$41,346

Cash and securities segregated for regulatory purposes or deposited with clearing organizations	32,923	22,999

Securities financing transactions
Receivables under resale agreements (includes $62,146 in 2008 and $100,214 in 2007 measured at fair value in accordance with SFAS No. 159)	93,247	221,617
Receivables under securities borrowed transactions (includes $853 in 2008 measured at fair value in accordance with SFAS No. 159)	35,077	133,140

	128,324	354,757

Trading assets, at fair value (includes securities pledged as collateral that can be sold or repledged of $18,663 in 2008 and $45,177 in 2007)
Derivative contracts	89,477	72,689
Corporate debt and preferred stock	30,829	37,849
Equities and convertible debentures	26,160	60,681
Mortgages, mortgage-backed, and asset-backed	13,786	28,013
Non-U.S. governments and agencies	6,107	15,082
U.S. Government and agencies	5,253	11,219
Municipals, money markets and physical commodities	3,993	9,136

	175,605	234,669

Investment securities (includes $2,770 in 2008 and $4,685 in 2007 measured at fair value in accordance with SFAS No. 159) (includes securities pledged as collateral that can be sold or repledged of $2,557 in 2008 and $16,124 in 2007)	57,007	82,532

Securities received as collateral, at fair value	11,658	45,245

Other receivables
Customers (net of allowance for doubtful accounts of $143 in 2008 and $24 in 2007)	51,131	70,719
Brokers and dealers	12,410	22,643
Interest and other	26,331	23,487

	89,872	116,849

Loans, notes and mortgages (net of allowances for loan losses of $2,072 in 2008 and $533 in 2007) (includes $979 in 2008 and $1,149 in 2007 measured at fair value in accordance with SFAS No. 159)	69,190	94,992

Equipment and facilities (net of accumulated depreciation and amortization of $5,856 in 2008 and $5,518 in 2007)	2,928	3,127

Goodwill and other intangible assets	2,616	5,091

Other assets	29,017	18,443

Total Assets	$667,543	$1,020,050

Merrill Lynch & Co., Inc. and Subsidiaries
Consolidated Balance Sheets

	Dec. 26,	Dec. 28,
(dollars in millions, except per share amounts)	2008	2007

LIABILITIES

Securities financing transactions
Payables under repurchase agreements (includes $32,910 in 2008 and $89,733 in 2007 measured at fair value in accordance with SFAS No. 159)	$92,654	$235,725
Payables under securities loaned transactions	24,426	55,906

	117,080	291,631

Short-term borrowings (includes $3,387 in 2008 measured at fair value in accordance with SFAS No. 159)	37,895	24,914

Deposits	96,107	103,987

Trading liabilities, at fair value
Derivative contracts	71,363	73,294
Equities and convertible debentures	7,871	29,652
Non-U.S. governments and agencies	4,345	9,407
U.S. Government and agencies	3,463	6,135
Corporate debt and preferred stock	1,318	4,549
Municipals, money markets and other	1,111	551

	89,471	123,588

Obligation to return securities received as collateral, at fair value	11,658	45,245

Other payables
Customers	44,924	63,582
Brokers and dealers	12,553	24,499
Interest and other	32,918	44,545

	90,395	132,626

Long-term borrowings (includes $49,521 in 2008 and $76,334 in 2007 measured at fair value in accordance with SFAS No. 159)	199,678	260,973

Junior subordinated notes (related to trust preferred securities)	5,256	5,154

Total Liabilities	647,540	988,118

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred Stockholders’ Equity (liquidation preference of $30,000 per share;
issued: 2008 — 244,100 shares; 2007 — 155,000 shares; liquidation preference of $1,000 per share; issued: 2008 and 2007 — 115,000 shares; liquidation preference of $100,000 per share; issued: 2008 — 17,000 shares)	8,605	4,383
Common Stockholders’ Equity
Shares exchangeable into common stock	-	39
Common stock (par value $1.33 1/3 per share; authorized: 3,000,000,000 shares; issued: 2008 — 2,031,995,436 shares; 2007 — 1,354,309,819 shares)	2,709	1,805
Paid-in capital	47,232	27,163
Accumulated other comprehensive loss (net of tax)	(6,318)	(1,791)
(Accumulated deficit) / retained earnings	(8,603)	23,737

	35,020	50,953

Less: Treasury stock, at cost (2008 — 431,742,565 shares; 2007 — 418,270,289 shares)	23,622	23,404

Total Common Stockholders’ Equity	11,398	27,549

Total Stockholders’ Equity	20,003	31,932

Total Liabilities and Stockholders’ Equity	$667,543	$1,020,050

 See Notes to Consolidated Financial Statements

Merrill Lynch & Co., Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Year Ended Last Friday in December
	Amounts			Shares
(dollars in millions)	2008	2007	2006	2008	2007	2006

Preferred Stock, net
Balance, beginning of year	$4,383	$3,145	$2,673	257,134	104,928	89,685
Issuances	10,814	1,615	374	172,100	165,000	12,000
Redemptions	(6,600)	-	-	(66,000)	-	-
Shares (repurchased) re-issuances	8	(377)	98	211	(12,794)	3,243

Balance, end of year	$8,605	$4,383	$3,145	363,445	257,134	104,928

Common Stockholders’ Equity
Shares Exchangeable into Common Stock
Balance, beginning of year	$39	$39	$41	2,552,982	2,659,926	2,707,797
Exchanges	(39)	-	(2)	(2,544,793)	(106,944)	(47,871)

Balance, end of year	-	39	39	8,189	2,552,982	2,659,926

Common Stock
Balance, beginning of year	1,805	1,620	1,531	1,354,309,819	1,215,381,006	1,148,714,008
Capital issuance and acquisition(1)(2)	648	122	-	486,166,666	91,576,096	-
Preferred stock conversion	236	-	-	177,322,917	-	-
Shares issued to employees	20	63	89	14,196,034	47,352,717	66,666,998

Balance, end of year	2,709	1,805	1,620	2,031,995,436	1,354,309,819	1,215,381,006

Paid-in Capital
Balance, beginning of year	27,163	18,919	13,320
Capital issuance and acquisition(1)(2)	11,544	4,643	-
Preferred stock conversion	6,970	-	-
Employee stock plan activity and other	(553)	1,962	2,351
Amortization of employee stock grants	2,108	1,639	3,248

Balance, end of year	47,232	27,163	18,919

Accumulated Other Comprehensive Loss:
Foreign Currency Translation Adjustment (net of tax)
Balance, beginning of year	(441)	(430)	(507)
Translation adjustment	(304)	(11)	77

Balance, end of year	(745)	(441)	(430)

Net Unrealized Gains (Losses) on Investment Securities
Available-for-Sale (net of tax)
Balance, beginning of year	(1,509)	(192)	(181)
Net unrealized losses on available-for-sale securities	(7,617)	(2,460)	(15)
Adjustment to initially apply SFAS 159(3)	-	172	-
Other adjustments(4)	3,088	971	4

Balance, end of year	(6,038)	(1,509)	(192)

Deferred Gains (losses) on Cash Flow Hedges (net of tax)
Balance, beginning of year	83	2	(3)
Net deferred (losses) gains on cash flow hedges	(2)	81	5

Balance, end of year	81	83	2

Defined benefit pension and postretirement plans (net of tax)
Balance, beginning of year	76	(164)	(153)
Net gains	306	240	-
Minimum pension liability adjustment	-	-	(76)
Adjustment to apply SFAS 158 change in measurement date(3)	2	-	-
Adjustment to initially apply SFAS 158(3)	-	-	65

Balance, end of year	384	76	(164)

Balance, end of year	(6,318)	(1,791)	(784)

(Accumulated deficit) Retained Earnings
Balance, beginning of year	23,737	33,217	26,824
Net (loss) earnings	(27,612)	(7,777)	7,499
Preferred stock dividends declared	(2,869)	(270)	(188)
Common stock dividends declared	(1,853)	(1,235)	(918)
Adjustment to initially apply SFAS 157	-	53	-
Adjustment to apply SFAS 158 change in measurement date	(6)	-	-
Adjustment to initially apply SFAS 159	-	(185)	-
Adjustment to initially apply FIN 48	-	(66)	-

Balance, end of year	(8,603)	23,737	33,217

Treasury Stock, at cost
Balance, beginning of year	(23,404)	(17,118)	(7,945)	(418,270,289)	(350,697,271)	(233,112,271)
Shares repurchased	-	(5,272)	(9,088)	-	(62,112,876)	(116,610,876)
Shares reacquired from employees and other(5)	(363)	(1,014)	(89)	(16,017,069)	(5,567,086)	(1,021,995)
Share exchanges	145	-	4	2,544,793	106,944	47,871

Balance, end of year	(23,622)	(23,404)	(17,118)	(431,742,565)	(418,270,289)	(350,697,271)

Total Common Stockholders’ Equity	$11,398	$27,549	$35,893

Total Stockholders’ Equity	$20,003	$31,932	$39,038

(1)	The 2008 activity relates to the July 28, 2008 public offering and additional shares issued to Davis Selected Advisors and Temasek Holdings.
(2)	The 2007 activity relates to the acquisition of First Republic Bank and to additional shares issued to Davis Selected Advisors and Temasek Holdings.
(3)	This adjustment is not reflected on the Statement of Comprehensive (Loss)/Income.
(4)	Other adjustments primarily relate to income taxes, policyholder liabilities and deferred policy acquisition costs.
(5)	Share amounts are net of reacquisitions from employees of 19,057,068, 12,490,283 shares and 6,622,887 shares, in 2008, 2007 and 2006, respectively.
 See Notes to Consolidated Financial Statements

Merrill Lynch & Co., Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss)/Income

	Year Ended Last Friday in December
(dollars in millions)	2008	2007	2006

Net (Loss)/Earnings	$(27,612)	$(7,777)	$7,499
Other Comprehensive (Loss) Income
Foreign currency translation adjustment:
Foreign currency translation gains (losses)	694	(282)	(366)
Income tax (expense) benefit	(998)	271	443

Total	(304)	(11)	77

Net unrealized gains (losses) on investment securities available-for-sale:
Net unrealized losses arising during the period	(11,916)	(2,291)	(16)
Reclassification adjustment for realized losses/(gains) included in net (loss)/earnings	4,299	(169)	1

Net unrealized losses on investment securities available-for-sale	(7,617)	(2,460)	(15)

Adjustments for:
Policyholder liabilities	-	4	1
Income tax benefit	3,088	967	3

Total	(4,529)	(1,489)	(11)

Deferred gains (losses) on cash flow hedges:
Deferred gains (losses) on cash flow hedges	240	162	9
Reclassification adjustment for realized losses (gains) included in net earnings	(241)	(30)	(2)
Income tax (expense) benefit	(1)	(51)	(2)

Total	(2)	81	5

Defined benefit pension and postretirement plans:
Minimum pension liability adjustment	-	-	(110)
Net actuarial gains	489	353
Prior service cost	(4)	6
Reclassification adjustment for realized losses included in
net (loss)/earnings	(5)	23	-
Income tax (expense) benefit	(174)	(142)	34

Total	306	240	(76)

Total Other Comprehensive Loss	(4,529)	(1,179)	(5)

Comprehensive (Loss)/Income	$(32,141)	$(8,956)	$7,494

 See Notes to Consolidated Financial Statements

Merrill Lynch & Co., Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended Last Friday in December
(dollars in millions)	2008	2007	2006

Cash flows from operating activities:
Net (loss)/earnings	$(27,612)	$(7,777)	$7,499
Adjustments to reconcile net (loss)/earnings to cash provided by (used for) operating activities
Gain on merger	-	-	(1,969)
Gain on sale of MLIG	-	(316)	-
Depreciation and amortization	886	901	523
Share-based compensation expense	2,044	1,795	3,156
Payment related to price reset on common stock offering	2,500	-	-
Goodwill impairment charge	2,300	-	-
Deferred taxes	(16,086)	(4,924)	(360)
Gain on sale of Bloomberg L.P. interest	(4,296)	-	-
Loss (earnings) from equity method investments	306	(1,409)	(421)
Other	13,556	160	1,045
Changes in operating assets and liabilities:
Trading assets	59,064	(29,650)	(55,392)
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	(6,214)	(8,886)	(1,019)
Receivables under resale agreements	128,370	(43,247)	(15,346)
Receivables under securities borrowed transactions	98,063	(14,530)	(26,126)
Customer receivables	19,561	(21,280)	(9,562)
Brokers and dealers receivables	10,236	(3,744)	(6,825)
Proceeds from loans, notes, and mortgages held for sale	21,962	72,054	41,317
Other changes in loans, notes, and mortgages held for sale	2,700	(86,894)	(47,670)
Trading liabilities	(34,338)	23,878	9,554
Payables under repurchase agreements	(143,071)	13,101	29,557
Payables under securities loaned transactions	(31,480)	12,414	24,157
Customer payables	(18,658)	14,135	13,795
Brokers and dealers payables	(11,946)	113	4,791
Trading investment securities	3,216	9,333	(867)
Other, net	(31,588)	2,411	6,400

Cash provided by (used for) operating activities	39,475	(72,362)	(23,763)

Cash flows from investing activities:
Proceeds from (payments for):
Maturities of available-for-sale securities	7,250	13,362	13,222
Sales of available-for-sale securities	29,537	39,327	16,176
Purchases of available-for-sale securities	(31,017)	(58,325)	(31,357)
Proceeds from the sale of discontinued operations	12,576	1,250	-
Equipment and facilities, net	(630)	(719)	(1,174)
Loans, notes, and mortgages held for investment	(13,379)	5,113	(681)
Other investments	1,336	(5,049)	(6,543)
Transfer of cash balances related to merger	-	-	(651)
Acquisitions, net of cash	-	(2,045)	-

Cash provided by (used for) investing activities	5,673	(7,086)	(11,008)

Cash flows from financing activities:
Proceeds from (payments for):
Commercial paper and short-term borrowings	12,981	6,316	9,123
Issuance and resale of long-term borrowings	70,194	165,107	87,814
Settlement and repurchases of long-term borrowings	(109,731)	(93,258)	(42,545)
Deposits	(7,880)	9,884	4,108
Derivative financing transactions	543	848	608
Issuance of common stock	9,899	4,787	1,838
Issuance of preferred stock, net	9,281	1,123	472
Common stock repurchases	-	(5,272)	(9,088)
Other common stock transactions	(833)	(60)	539
Excess tax benefits related to share-based compensation	39	715	531
Dividends	(2,584)	(1,505)	(1,106)

Cash (used for) provided by financing activities	(18,091)	88,685	52,294

Increase in cash and cash equivalents	27,057	9,237	17,523
Cash and cash equivalents, beginning of period	41,346	32,109	14,586

Cash and cash equivalents, end of period	$68,403	$41,346	$32,109

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$1,518	$1,846	$2,638
Interest paid	30,397	49,881	35,685

Non-cash investing and financing activities :

As a result of the conversion of $6.6 billion of Merrill Lynch’s mandatory convertible preferred stock, series 1, the Company recorded additional preferred dividends of $2.1 billion in 2008. The preferred dividends were paid in additional shares of common and preferred stock.

In satisfaction of Merrill Lynch’s obligations under the reset provisions contained in the investment agreement with Temasek, Merrill Lynch agreed to pay Temasek $2.5 billion, all of which was paid through the issuance of common stock.

As a result of the completed sale of Merrill Lynch’s 20% ownership stake in Bloomberg, L.P., Merrill Lynch recorded a $4.3 billion pre-tax gain. In connection with this sale, Merrill Lynch received notes totaling approximately $4.3 billion that have been recorded as held-to-maturity investment securities on the Consolidated Balance Sheets.
 See Notes to Consolidated Financial Statements

Merrill Lynch & Co., Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 26, 2008

Note 1.  Summary of Significant Accounting Policies

Description of Business

Merrill Lynch & Co., Inc. (“ML & Co.”) and together with its subsidiaries, (“Merrill Lynch” or the “Company”) provide investment, financing, insurance, and related services to individuals and institutions on a global basis through its broker, dealer, banking, and other financial services subsidiaries. Its principal subsidiaries include:

•	Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a U.S.-based broker-dealer in securities and futures commission merchant;
•	Merrill Lynch International (“MLI”), a U.K.-based broker-dealer in securities and dealer in equity and credit derivatives;
•	Merrill Lynch Government Securities Inc. (“MLGSI”), a U.S.-based dealer in U.S. Government securities;
•	Merrill Lynch Capital Services, Inc., a U.S.-based dealer in interest rate, currency, credit derivatives and commodities;
•	Merrill Lynch Bank USA (“MLBUSA”), a U.S.-based, state chartered, Federal Deposit Insurance Corporation (“FDIC”)-insured depository institution;
•	Merrill Lynch Bank & Trust Co., FSB (“MLBT-FSB”), a U.S.-based, federally chartered, FDIC-insured depository institution;
•	Merrill Lynch International Bank Limited (“MLIB”), an Ireland-based bank;
•	Merrill Lynch Mortgage Capital, Inc., a U.S.-based dealer in syndicated commercial loans;
•	Merrill Lynch Japan Securities Co., Ltd. (“MLJS”), a Japan-based broker-dealer;
•	Merrill Lynch Derivative Products, AG, a Switzerland-based derivatives dealer; and
•	ML IBK Positions Inc., a U.S.-based entity involved in private equity and principal investing.

Services provided to clients by Merrill Lynch and other activities include:

•	Securities brokerage, trading and underwriting;
•	Investment banking, strategic advisory services (including mergers and acquisitions) and other corporate finance activities;
•	Wealth management products and services, including financial, retirement and generational planning;
•	Investment management and advisory and related record-keeping services;
•	Origination, brokerage, dealer, and related activities in swaps, options, forwards, exchange-traded futures, other derivatives, commodities and foreign exchange products;
•	Securities clearance, settlement financing services and prime brokerage;
•	Private equity and other principal investing activities;
•	Proprietary trading of securities, derivatives and loans;
•	Banking, trust, and lending services, including deposit-taking, consumer and commercial lending, including mortgage loans, and related services;
•	Insurance and annuities sales; and
•	Research services on a global basis

Bank of America Acquisition

On January 1, 2009, Merrill Lynch was acquired by Bank of America Corporation (“Bank of America”) through the merger of a wholly owned subsidiary of Bank of America with and into ML & Co. with ML & Co. continuing as the surviving corporation and a wholly owned subsidiary of Bank of America. Upon completion of the acquisition, each outstanding share of ML & Co. common stock was converted into 0.8595 shares of Bank of America common stock. As of the completion of the acquisition, ML & Co. Series 1 through Series 8 preferred stock were converted into Bank of America preferred stock with substantially identical terms of the corresponding series of Merrill Lynch preferred stock (except for additional voting rights provided to the Bank of America securities). The Merrill Lynch 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 2, and 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 3 that was outstanding immediately prior to the completion of the acquisition remained issued and outstanding subsequent to the acquisition, but are now convertible into Bank of America common stock.

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

Discontinued Operations

On August 13, 2007, Merrill Lynch announced a strategic business relationship with AEGON, N.V. (“AEGON”) in the areas of insurance and investment products. As part of this relationship, Merrill Lynch sold Merrill Lynch Life Insurance Company and ML Life Insurance Company of New York (together “Merrill Lynch Insurance Group” or “MLIG”) to AEGON for $1.3 billion in the fourth quarter of 2007, which resulted in an after-tax gain of approximately $316 million. The gain along with the financial results of MLIG, have been reported within discontinued operations for all periods presented. Merrill Lynch previously reported the results of MLIG in the Global Wealth Management (“GWM”) business segment. Refer to Note 16 for additional information.

On December 24, 2007 Merrill Lynch announced that it had reached an agreement with GE Capital to sell Merrill Lynch Capital, a wholly-owned middle-market commercial finance business. The sale included substantially all of Merrill Lynch Capital’s operations, including its commercial real estate division. This transaction closed on February 4, 2008. Merrill Lynch has included results of Merrill Lynch Capital within discontinued operations for all periods presented. Merrill Lynch previously reported results of Merrill Lynch Capital in the Global Markets and Investment Banking (“GMI”) business segment. Refer to Note 16 for additional information.

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

QSPEs — QSPEs are passive entities with significantly limited permitted activities. QSPEs are generally used as securitization vehicles and are limited in the type of assets they may hold, the derivatives into which they can enter and the level of discretion that they may exercise through servicing activities. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS No. 140”), and FIN 46(R), Merrill Lynch does not consolidate QSPEs.

Securitization Activities

In the normal course of business, Merrill Lynch securitizes commercial and residential mortgage loans; municipal, government, and corporate bonds; and other types of financial assets. Merrill Lynch may retain interests in the securitized financial assets by holding issuances of the securitization. In accordance with SFAS No. 140, where Merrill Lynch relinquishes control, it recognizes transfers of financial assets as sales to the extent of cash and any proceeds received. Control is considered to be relinquished when all of the following conditions have been met:

•	The transferred assets have been legally isolated from the transferor even in bankruptcy or other receivership;
•	The transferee has the right to pledge or exchange the assets it received, or if the entity is a QSPE, the beneficial interest holders have the right to pledge or exchange their beneficial interests; and
•	The transferor does not maintain effective control over the transferred assets (e.g. the ability to unilaterally cause the holder to return specific transferred assets).

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

Managed accounts and other fee-based revenues primarily consist of asset-priced portfolio service fees earned from the administration of separately managed accounts and other investment accounts for retail investors, annual account fees, and certain other account-related fees. In addition, until the merger of the Merrill Lynch Investment Management (“MLIM”) business with BlackRock, Inc. (“BlackRock”) at the end of the third quarter of 2006 (the “BlackRock Merger”), managed accounts and other fee-based revenues also included fees earned from the management and administration of retail mutual funds and institutional funds, such as pension assets, and performance fees earned on certain separately managed accounts and institutional money management arrangements.

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

Earnings from equity method investments include Merrill Lynch’s pro rata share of income and losses associated with investments accounted for under the equity method. In addition, earnings from equity method investments for the year ended December 26, 2008 included a gain of $4.3 billion associated with the sale of Bloomberg, L.P. (see Note 5).

Other revenues include gains/(losses) on investment securities, including sales and other-than-temporary-impairment losses associated with certain available-for-sale securities, gains/(losses) on private equity investments and gains/(losses) on loans and other miscellaneous items.

Contractual interest and dividends received and paid on trading assets and trading liabilities, excluding derivatives, are recognized on an accrual basis as a component of interest and dividend revenues and interest expense. Interest and dividends on investment securities are recognized on an accrual basis as a component of interest and dividend revenues. Interest related to loans, notes, and mortgages, securities financing activities and certain short- and long-term borrowings are recorded on an accrual basis with related interest recorded as interest revenue or interest expense, as applicable. Contractual interest, if any, on structured notes is recorded as a component of interest expense.

Use of Estimates

In presenting the Consolidated Financial Statements, management makes estimates regarding:

•	Valuations of assets and liabilities requiring fair value estimates;
•	The allowance for credit losses;
•	Determination of other-than-temporary impairments for available-for-sale investment securities;
•	The outcome of litigation;
•	Assumptions and cash flow projections used in determining whether VIEs should be consolidated and the determination of the qualifying status of QSPEs;
•	The realization of deferred taxes and the recognition and measurement of uncertain tax positions;
•	The carrying amount of goodwill and other intangible assets;
•	The amortization period of intangible assets with definite lives;
•	Incentive-based compensation accruals and valuation of share-based payment compensation arrangements; and
•	Other matters that affect the reported amounts and disclosure of contingencies in the financial statements.

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

Fair Value Measurement

Merrill Lynch accounts for a significant portion of its financial instruments at fair value or considers fair value in their measurement. Merrill Lynch accounts for certain financial assets and liabilities at fair value under various accounting literature, including SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and SFAS No. 159, Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”). Merrill Lynch also accounts for certain assets at fair value under applicable industry guidance, namely broker-dealer and investment company accounting guidance.

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

Prior to adoption of SFAS No. 157, Merrill Lynch followed the provisions of EITF 02-3. Under EITF 02-3, recognition of day one gains and losses on derivative transactions where model inputs that significantly impact valuation are not observable were prohibited. Day one gains and losses deferred at inception under EITF 02-3 were recognized at the earlier of when the valuation of such derivatives became observable or at the termination of the contract. Although the guidance in EITF 02-3 has been nullified, the recognition of significant inception gains and losses that incorporate unobservable inputs is reviewed by management to ensure such gains and losses are derived from observable inputs and/or incorporate reasonable assumptions about the unobservable component, such as implied bid-offer adjustments.

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

Income Taxes

Merrill Lynch provides for income taxes on all transactions that have been recognized in the Consolidated Financial Statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Accordingly, deferred taxes are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on future deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period during which such changes are enacted. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Merrill Lynch assesses its ability to realize deferred tax assets based on past and projected earnings, tax carryforward periods, tax planning strategies and other factors of the legal entities through which the deferred tax assets will be realized as discussed in SFAS No. 109. Deferred tax assets of approximately $10.0 billion, which were previously classified as interest and other receivables at December 28, 2007, have been restated to other assets in the Consolidated Balance Sheets.

Merrill Lynch recognizes and measures its unrecognized tax benefits in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Merrill Lynch estimates the likelihood, based on the technical merits, that tax positions will be sustained upon examination based on the facts and circumstances and information available at the end of each period. Merrill Lynch adjusts the level of unrecognized tax benefits when there is more information available, or when an event occurs requiring a change. The reassessment of unrecognized tax benefits could have a material impact on Merrill Lynch’s effective tax rate in the period in which it occurs.

ML & Co. and certain of its wholly-owned subsidiaries file a consolidated U.S. federal income tax return. Certain other Merrill Lynch entities file tax returns in their local jurisdictions. See Note 14 for a further discussion of income taxes.

Goodwill and Intangibles

Merrill Lynch makes certain complex judgments with respect to its goodwill and intangible assets. These include assumptions and estimates used to determine the fair value of its reporting units. Reporting unit fair value is determined using market-multiple and discounted cash flow analyses. Merrill Lynch also makes assumptions and estimates in valuing its intangible assets and determining the useful lives of its intangible assets with definite lives. Refer to Note 8 for further information.

Employee Stock Options

The fair value of stock options with vesting based solely on service requirements is estimated as of the grant date based on a Black-Scholes option pricing model. The fair value of stock options with vesting that is partially dependent on pre-determined increases in the price of Merrill Lynch’s common stock is estimated as of the grant date using a lattice option pricing model. These models take into account the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends and the risk-free interest rate for the expected term of the option. Judgment is required in determining certain of the inputs to the model. The expected life of the option is based on an analysis of historical employee exercise behavior. The expected volatility is based on Merrill Lynch’s implied stock price volatility for the same number of months as the expected life of the option. The fair value of the option estimated at grant date is not adjusted for subsequent changes in assumptions.

Balance Sheet

Cash and Cash Equivalents

Merrill Lynch defines cash equivalents as short-term, highly liquid securities, federal funds sold, and interest-earning deposits with maturities, when purchased, of 90 days or less, that are not used for trading purposes. The amounts recognized for cash and cash equivalents in the Consolidated Balance Sheets approximate fair value.

Cash and Securities Segregated for Regulatory Purposes or Deposited with Clearing Organizations

Merrill Lynch maintains relationships with clients around the world and, as a result, it is subject to various regulatory regimes. As a result of its client activities, Merrill Lynch is obligated by rules mandated by its primary regulators, including the Securities and Exchange Commission (“SEC”) and the Commodities Futures Trading Commission (“CFTC”) in the United States and the Financial Services Authority (“FSA”) in the United Kingdom to segregate or set aside cash and/or qualified securities to satisfy these regulations, which have been promulgated to protect customer assets. In addition, Merrill Lynch is a member of various clearing organizations at which it maintains cash and/or securities required for the conduct of its day-to-day clearance activities. The amounts recognized for cash and securities segregated for regulatory purposes or deposited with clearing organizations in the Consolidated Balance Sheets approximate fair value.

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

Where the fair value option has been elected, changes in the fair value of resale and repurchase agreements are reflected in principal transactions revenues and the contractual interest coupon is recorded as interest revenue or interest expense, respectively. For further information refer to Note 3. Resale and repurchase agreements recorded at their contractual amounts plus accrued interest approximate fair value, as the fair value of these items is not materially sensitive to shifts in market interest rates because of the short-term nature of these instruments and/or variable interest rates or to credit risk because the resale and repurchase agreements are fully collateralized.

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

Substantially all repurchase and resale activities are transacted under master repurchase agreements that give Merrill Lynch the right, in the event of default, to liquidate collateral held and to offset receivables and payables with the same counterparty. Merrill Lynch offsets certain repurchase and resale agreement balances with the same counterparty on the Consolidated Balance Sheets.

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

Trading Assets and Liabilities

Merrill Lynch’s trading activities consist primarily of securities brokerage and trading; derivatives dealing and brokerage; commodities trading and futures brokerage; and securities financing transactions. Trading assets and trading liabilities consist of cash instruments (e.g., securities and loans) and derivative instruments used for trading purposes or for managing risk exposures in other trading inventory. See the Derivatives section of this Note for additional information on the accounting for derivatives. Trading assets and trading liabilities also include commodities inventory.

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

Derivatives

A derivative is an instrument whose value is derived from an underlying instrument or index, such as interest rates, equity security prices, currencies, commodity prices or credit spreads. Derivatives include futures, forwards, swaps, option contracts and other financial instruments with similar characteristics. Derivative contracts often involve future commitments to exchange interest payment streams or currencies based on a notional or contractual amount (e.g., interest rate swaps or currency forwards) or to purchase or sell other financial instruments at specified terms on a specified date (e.g., options to buy or sell securities or currencies). Derivative activity is subject to Merrill Lynch’s overall risk management policies and procedures.

SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the Consolidated Balance Sheets and measure those instruments at fair value. The fair value of derivatives is recorded on a net-by-counterparty basis on the Consolidated Balance Sheets where management believes a legal right of setoff exists under an enforceable netting agreement.

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

Merrill Lynch also enters into derivatives in order to manage risk exposures arising from assets and liabilities not carried at fair value as follows:

1.	Merrill Lynch issued debt in a variety of maturities and currencies to achieve the lowest cost financing possible. In addition, Merrill Lynch’s regulated bank entities accept time deposits of varying rates and maturities. Merrill Lynch enters into derivative transactions to hedge these liabilities. Derivatives used most frequently include swap agreements that:

•	Convert fixed-rate interest payments into variable-rate interest payments;

•	Change the underlying interest rate basis or reset frequency; and

•	Change the settlement currency of a debt instrument.

2.	Merrill Lynch entered into hedges on marketable investment securities to manage the interest rate risk, currency risk, and net duration of its investment portfolios. As of December 26, 2008 these hedges had been discontinued.

3.	Merrill Lynch has fair value hedges of long-term fixed rate resale and repurchase agreements to manage the interest rate risk of these assets and liabilities. Subsequent to the adoption of SFAS No. 159, Merrill Lynch elects to account for these instruments on a fair value basis rather than apply hedge accounting.

4.	Merrill Lynch uses foreign-exchange forward contracts, foreign-exchange options, currency swaps, and foreign-currency-denominated debt to hedge its net investments in foreign operations. These derivatives and cash instruments are used to mitigate the impact of changes in exchange rates.

5.	Merrill Lynch enters into futures, swaps, options and forward contracts to manage the price risk of certain commodity inventory.

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

2.	A hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge). Changes in the fair value of derivatives that are designated and qualify as effective cash flow hedges are recorded in accumulated other comprehensive loss until earnings are affected by the variability of cash flows of the hedged asset or liability (e.g., when periodic interest accruals on a variable-rate asset or liability are recorded in earnings).

3.	A hedge of a net investment in a foreign operation. Changes in the fair value of derivatives that are designated and qualify as hedges of a net investment in a foreign operation are recorded in the foreign currency translation adjustment account within accumulated other comprehensive loss. Changes in the fair value of the hedging instruments that are associated with the difference between the spot translation rate and the forward translation rate are recorded in current period earnings in other revenues.

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

As noted above, Merrill Lynch enters into fair value and cash flow hedges of interest rate exposure associated with certain investment securities and debt issuances. Merrill Lynch uses interest rate swaps to hedge this exposure. Hedge effectiveness testing is required for certain of these hedging relationships on a quarterly basis. For fair value hedges, Merrill Lynch assesses effectiveness on a prospective basis by comparing the expected change in the price of the hedge instrument to the expected change in the value of the hedged item under various interest rate shock scenarios. For cash flow hedges, Merrill Lynch assesses effectiveness on a prospective basis by comparing the present value of the projected cash flows on the variable leg of the hedge instrument against the present value of the projected cash flows of the hedged item (the “change in variable cash flows” method) under various interest rate, prepayment and credit shock scenarios. In addition, Merrill Lynch assesses effectiveness on a retrospective basis using the dollar-offset ratio approach. When assessing hedge effectiveness, there are no attributes of the derivatives used to hedge the fair value exposure that are excluded from the assessment. Ineffectiveness associated with these hedges was immaterial for all periods presented. As of December 26, 2008, Merrill Lynch had discontinued its cash flow hedges on marketable investment securities. The cash flows that had been hedged were still expected to occur, therefore, amounts remained in accumulated other comprehensive loss in the Consolidated Balance Sheets in relation to these hedges. Of the deferred net gains from cash flow hedges that were in accumulated other comprehensive loss on the Consolidated Balance Sheet at December 26, 2008, $31 million are expected to be reclassified into earnings during 2009.

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

For hedges of net investments in foreign operations, gains of $1,649 million and losses of $432 million related to non-U.S. dollar hedges of investments in non-U.S. dollar subsidiaries were included in accumulated other comprehensive loss on the Consolidated Balance Sheets for the years ended 2008 and 2007, respectively. In 2008, hedging gains were substantially offset by net losses on translation of the foreign investments. Conversely, in 2007, the hedge losses were substantially offset by net gains on the translation of the foreign investments.

Netting of Derivative Contracts

Where Merrill Lynch has entered into a legally enforceable netting agreement with counterparties, it reports derivative assets and liabilities, and any related cash collateral, net in the Consolidated Balance Sheets in accordance with FIN No. 39, Offsetting Amounts Related to Certain Contracts (“FIN No. 39”). Derivative assets and liabilities are presented net of cash collateral of approximately $50.2 billion and $65.5 billion, respectively, at December 26, 2008 and $13.5 billion and $39.7 billion, respectively, at December 28, 2007.

Derivatives that Contain a Significant Financing Element

In the ordinary course of trading activities, Merrill Lynch enters into certain transactions that are documented as derivatives where a significant cash investment is made by one party. Certain derivative instruments that contain a significant financing element at inception and where Merrill Lynch is deemed to be the borrower are included in financing activities in the Consolidated Statements of Cash Flows. The cash flows from all other derivative transactions that do not contain a significant financing element at inception are included in operating activities.

Investment Securities

Investment securities consist of marketable investment securities and non-qualifying investments. Refer to Note 5.

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

Merrill Lynch regularly (at least quarterly) evaluates each held-to-maturity and available-for-sale security whose value has declined below amortized cost to assess whether the decline in fair value is other-than-temporary. A decline in a debt security’s fair value is considered to be other-than-temporary if it is probable that all amounts contractually due will not be collected or management determines that it does not have the intent and ability to hold the security for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the security.

Merrill Lynch’s impairment review generally includes:

•	Identifying securities with indicators of possible impairment;

•	Analyzing individual securities with fair value less than amortized cost for specific factors including:

•	An adverse change in cash flows

•	The estimated length of time to recover from fair value to amortized cost

•	The severity and duration of the fair value decline from amortized cost

•	Deterioration in the financial condition of the issuer;

•	Discussing evidential matter, including an evaluation of the factors that could cause individual securities to have an other-than-temporary impairment;

•	Determining whether management intends to hold the security through to recovery. Absent other indicators of possible impairment, to the extent that Merrill Lynch has the ability and intent to hold the securities, no impairment charge will be recognized; and

•	Documenting the analysis and conclusions.

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

For investments accounted for at cost, income is recognized as dividends are received. Impairment testing is based on the guidance provided in FASB Staff Position Nos. SFAS 115-1 and SFAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and the cost basis is reduced when an impairment is determined to be other-than-temporary.

Loans, Notes and Mortgages, Net

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

Included in occupancy and related depreciation expense was depreciation and amortization of $302 million, $258 million, and $216 million in 2008, 2007 and 2006, respectively. Depreciation and amortization recognized in communications and technology expense was $488 million, $394 million, and $303 million for 2008, 2007 and 2006, respectively.

Qualifying costs incurred in the development of internal-use software are capitalized when costs exceed $5 million and are amortized over the useful life of the developed software, generally not exceeding three years.

Goodwill

Goodwill is the cost of an acquired company in excess of the fair value of identifiable net assets at the acquisition date. Goodwill is tested annually (or more frequently under certain conditions) for impairment at the reporting unit level in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Refer to Note 8 for further information.

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

Other Assets

Other assets include unrealized gains on derivatives used to hedge Merrill Lynch’s non-trading borrowing and investing activities. All of these derivatives are recorded at fair value with changes reflected in earnings or accumulated other comprehensive loss (refer to the Derivatives section for more information). Other assets also include deferred tax assets, the excess of the fair value of pension assets over the related benefit obligations, other prepaid expenses, and other deferred charges. Refer to Note 12 for further information.

In addition, real estate purchased for investment purposes is also included in other assets. Real estate held in this category may be classified as either held and used or held for sale depending on the facts and circumstances. Real estate held and used is valued at cost, less depreciation, and real estate held for sale is valued at the lower of cost or fair value, less estimated costs to sell.

Deposits

Savings deposits are interest-bearing accounts that have no maturity or expiration date, whereby the depositor is not required by the deposit contract, but may at any time be required by the depository institution, to give written notice of an intended withdrawal not less than seven days before withdrawal is made. Certificates of deposits are accounts that have a stipulated maturity and interest rate. However, depositors may recover their funds prior to the stated maturity but may pay a penalty to do so. In certain cases, Merrill Lynch enters into interest rate swaps to hedge the fair value risk in these deposits. The carrying amount of deposits approximates fair value amounts. Refer to the Derivatives section for more information.

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

Merrill Lynch issues structured debt instruments that have coupons or repayment terms linked to the performance of debt or equity securities, indices, currencies, or commodities, generally referred to as hybrid debt instruments or structured notes. The contingent payment components of these obligations may meet the definition in SFAS No. 133 of an “embedded derivative.” Historically, these hybrid debt instruments were assessed to determine if the embedded derivative required separate reporting (i.e. bifurcation) and accounting, and if so, the embedded derivative was accounted for at fair value and reported in long-term borrowings on the Consolidated Balance Sheets along with the debt obligation. Changes in the fair value of the bifurcated embedded derivative and related economic hedges were reported in principal transactions revenues. Separating an embedded derivative from its host contract required careful analysis, judgment, and an understanding of the terms and conditions of the instrument. Beginning in the first quarter of 2007, Merrill Lynch elected the fair value option in SFAS No. 159 for all hybrid debt instruments issued subsequent to December 29, 2006. Changes in fair value of the entire hybrid debt instrument are reflected in principal transactions revenues and the contractual interest coupon, if any, is recorded as interest expense. For further information refer to Note 3.

Merrill Lynch uses derivatives to manage the interest rate, currency, equity, and other risk exposures of its borrowings. See the Derivatives section for additional information on accounting policy for derivatives.

Stock-Based Compensation

Merrill Lynch accounts for stock-based compensation expense in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). Under SFAS No. 123(R), compensation expense for share-based awards that do not require future service are recorded immediately, while those that do require future service are amortized into expense over the relevant service period. Further, expected forfeitures of share-based compensation awards for non-retirement-eligible employees are included in determining compensation expense.

New Accounting Pronouncements

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”), which eliminates the requirement that the holder’s best estimate of cash flows be based upon those that a “market participant” would use. FSP EITF 99-20-1 was amended to require recognition of other-than-temporary impairment when it is “probable” that there has been an adverse change in the holder’s best estimate of cash flows from the cash flows previously projected. This amendment aligns the impairment guidance under EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, with the guidance in SFAS No. 115. FSP EITF 99-20-1 retains and re-emphasizes the other-than-temporary impairment guidance and disclosures in pre-existing GAAP and SEC requirements. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008. FSP EITF 99-20-1 did not have a material impact on the Consolidated Financial Statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46(R)-8”), which requires expanded disclosures for transfers of financial assets and involvement with variable interest entities (“VIEs”). Under this guidance, the disclosure objectives related to transfers of financial assets now include providing information on (i) Merrill Lynch’s continued involvement with financial assets transferred in a securitization or asset backed financing arrangement, (ii) the nature of restrictions on assets held by Merrill Lynch that relate to transferred financial assets, and (iii) the impact on financial results of continued involvement with assets sold and assets transferred in secured borrowing arrangements. VIE disclosure objectives now include providing information on (i) significant judgments and assumptions used by Merrill Lynch to determine the consolidation or disclosure of a VIE, (ii) the nature of restrictions related to the assets of a consolidated VIE, (iii) the nature of risks related to Merrill Lynch’s involvement with the VIE and (iv) the impact on financial results related to Merrill Lynch’s involvement with the VIE. Certain disclosures are also required where Merrill Lynch is a non-transferor sponsor or servicer of a QSPE. FSP FAS 140-4 and FIN 46(R)-8 is effective for the first reporting period ending after December 15, 2008, and the required disclosures have been reflected in Note 4 and Note 6. Since the FSP only requires certain additional disclosures, it did not affect Merrill Lynch’s consolidated financial position, results of operations or cash flows.

In October 2008, the FASB issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in periods of market dislocation and provides an example to illustrate key considerations for determining the fair value of a financial asset when the market for that asset is not active. FSP FAS 157-3 became effective upon issuance and is applicable for periods for which financial statements have not been issued. The clarifying guidance provided in FSP FAS 157-3 did not result in a change to Merrill Lynch’s application of SFAS No. 157 and did not have an impact on the Consolidated Financial Statements.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1 and FIN 45-4”), which amends SFAS No. 133 to require expanded disclosures regarding the potential effect of credit derivative instruments on an entity’s financial position, financial performance and cash flows. FSP FAS 133-1 and FIN 45-4 applies to credit derivative instruments where Merrill Lynch is the seller of protection. This includes freestanding credit derivative instruments as well as credit derivatives that are embedded in hybrid instruments. FSP FAS 133-1 and FIN 45-4 additionally amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”) to require an additional disclosure about the current status of the payment/performance risk of guarantees. FSP FAS 133-1 and FIN 45-4 is effective prospectively for financial statements issued for fiscal years and interim periods ending after November 15, 2008. See Note 11 for further information regarding these disclosures. Since the FSP only requires certain additional disclosures, it did not affect Merrill Lynch’s consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which clarifies that convertible instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 which will apply to Merrill Lynch’s contingently convertible liquid yield option notes (“LYONs®”) is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and is to be applied retrospectively for all periods that are presented in the annual financial statements for the period of adoption. FSP APB 14-1 will not have a material impact on the Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133. It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133. SFAS No. 161 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS No. 133 and generally increases the level of disaggregation that will be required in an entity’s financial statements. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Since SFAS No. 161 only requires certain additional disclosures, it will not affect Merrill Lynch’s consolidated financial position, results of operations or cash flows.

In February 2008, the FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP FAS 140-3”). Under the guidance in FSP FAS 140-3, there is a presumption that the initial transfer of a financial asset and subsequent repurchase financing involving the same asset are considered part of the same arrangement (i.e. a linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing will be evaluated as two separate transactions under SFAS No. 140. FSP FAS 140-3 is effective for new transactions entered into in fiscal years beginning after November 15, 2008. Early adoption is prohibited. The adoption of FSP FAS 140-3 is not expected to have a material impact on the Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires noncontrolling interests in subsidiaries (formerly known as “minority interests”) initially to be measured at fair value and classified as a separate component of equity. Under SFAS No. 160, gains or losses on sales of noncontrolling interests in subsidiaries are not recognized, instead sales of noncontrolling interests are accounted for as equity transactions. However, in a sale of a subsidiary’s shares that results in the deconsolidation of the subsidiary, a gain or loss is recognized for the difference between the proceeds of that sale and the carrying amount of the interest sold and a new fair value basis is established for any remaining ownership interest. SFAS No. 160 is effective for Merrill Lynch beginning in 2009; earlier application is prohibited. SFAS No. 160 is required to be adopted prospectively, with the exception of certain presentation and disclosure requirements (e.g., reclassifying noncontrolling interests to appear in equity), which are required to be adopted retrospectively. The adoption of SFAS No. 160 is not expected to have a material impact on the Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which significantly changes the financial accounting and reporting for business combinations. SFAS No. 141(R) will require, for example: (i) more assets and liabilities to be measured at fair value as of the acquisition date, (ii) liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period with changes reflected in earnings and not goodwill, and (iii) all acquisition-related costs to be expensed as incurred by the acquirer. SFAS No. 141(R) is required to be adopted on a prospective basis concurrently with SFAS No. 160 and is effective for business combinations beginning in fiscal 2009. Early adoption is prohibited.

In April 2007, the FASB issued FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”). FSP FIN 39-1 modifies FIN No. 39 and permits companies to offset cash collateral receivables or payables with net derivative positions. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. Merrill Lynch adopted FSP FIN 39-1 in the first quarter of 2008. FSP FIN 39-1 did not have a material effect on the Consolidated Financial Statements as it clarified the acceptability of existing market practice, which Merrill Lynch applied, for netting of cash collateral against net derivative assets and liabilities.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of its defined benefit pension and other postretirement plans, measured as the difference between the fair value of plan assets and the benefit obligation as an asset or liability in its statement of financial condition. Upon adoption, SFAS No. 158 requires an entity to recognize previously unrecognized actuarial gains and losses and prior service costs within accumulated other comprehensive loss, net of tax. In accordance with the guidance in SFAS No. 158, Merrill Lynch adopted this provision of the standard for year-end 2006. The adoption of SFAS No. 158 resulted in a net credit of $65 million to accumulated other comprehensive loss recorded on the Consolidated Financial Statements at December 29, 2006. SFAS No. 158 also requires defined benefit plan assets and benefit obligations to be measured as of the date of the company’s fiscal year-end. Merrill Lynch has historically used a September 30 measurement date. As of the beginning of fiscal year 2008, Merrill Lynch changed its measurement date to coincide with its fiscal year end. The impact of adopting the measurement date provision of SFAS No. 158 was not material to the Consolidated Financial Statements.

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

Merrill Lynch also records revenues and expenses within a “Corporate” category. Corporate results primarily include unrealized gains and losses related to interest rate hedges on certain debt. In addition, Corporate results for the year ended December 26, 2008 included expenses of $2.5 billion related to the payment to affiliates and transferees of Temasek Holdings (Private) Limited (“Temasek”) (refer to Note 10 for further information), $0.5 billion associated with the auction rate securities (“ARS”) repurchase program and the associated settlement with regulators (refer to Note 11 for further information), and approximately $0.7 billion of litigation accruals recorded in 2008.

The following segment results represent the information that is relied upon by management in its decision-making processes. Management believes that the following information by business segment provides a reasonable representation of each segment’s contribution to Merrill Lynch’s consolidated net revenues and pre-tax earnings or loss from continuing operations.

The principal methodologies used in preparing the segment results in the table that follows include:

•	Revenues and expenses are assigned to segments where directly attributable;

•	Principal transactions, net interest and investment banking revenues and related costs resulting from the client activities of GWM are allocated among GMI and GWM based on production credits, share counts, trade counts, and other measures that estimate relative value;

•	Interest (cost of carry) is allocated by charging each segment based on its capital usage and Merrill Lynch’s blended cost of capital;

•	Merrill Lynch has revenue and expense sharing agreements for joint activities between segments, and the results of each segment reflect the agreed-upon apportionment of revenues and expenses associated with these activities; and

•	Residual expenses (i.e. those related to overhead and support units) are attributed to segments based on specific methodologies (e.g. headcount, square footage, intersegment agreements).

(dollars in millions)

	GMI	GWM	MLIM(1)	Corporate(2)	Total

2008
Non-interest revenues	$(25,416)	$10,464	$-	$(1,675)	$(16,627)
Net interest (loss)/profit(3)	(1,044)	2,314	-	2,764	4,034

Net revenues	(26,460)	12,778	-	1,089	(12,593)
Non-interest expenses(4)	15,084	10,432	-	3,722	29,238

Pre-tax (loss)/earnings from continuing operations(5)	$(41,544)	$2,346	$-	$(2,633)	$(41,831)

Year-end total assets	$568,868	$97,849	$-	$826	$667,543

2007
Non-interest revenues	$(4,950)	$11,719	$-	$(1,068)	$5,701
Net interest profit(3)	2,282	2,302	-	965	5,549

Net revenues	(2,668)	14,021	-	(103)	11,250
Non-interest expenses	13,677	10,391	-	13	24,081

Pre-tax (loss)/earnings from continuing operations(5)	$(16,345)	$3,630	$-	$(116)	$(12,831)

Year-end total assets(6)	$920,388	$99,196	$-	$466	$1,020,050

2006
Non-interest revenues	$15,947	$9,738	$1,867	$2,010	$29,562
Net interest profit/(loss)(3)	2,358	2,103	33	(275)	4,219

Net revenues	18,305	11,841	1,900	1,735	33,781
Non-interest expenses	13,013	9,551	1,263	144	23,971

Pre-tax earnings from continuing operations(5)	$5,292	$2,290	$637	$1,591	$9,810

Year-end total assets(6)	$747,737	$93,017	$-	$545	$841,299

(1)	MLIM ceased to exist in connection with the BlackRock Merger in September 2006.

(2)	Results for 2008 and 2007 include an allocation of non-interest revenues (principal transactions) and net interest profit among the business and corporate segments associated with certain hybrid financing instruments accounted for under SFAS No. 159. Results for 2006 include $2.0 billion of non-interest revenues and $202 million of non-interest expenses related to the closing of the BlackRock merger.
(3)	Management views interest and dividend income net of interest expense in evaluating results.
(4)	Includes restructuring charges recorded in 2008 of $331 million for GMI and $155 million for GWM. See Note 17 for further information.
(5)	See Note 16 for further information on discontinued operations.
(6)	Amounts have been restated to properly reflect goodwill balances in the respective business segments. Such amounts were previously included in Corporate. For 2007 and 2006, such amounts were $3,161 million in GMI and $1,930 million in GWM and $2,045 million in GMI and $357 million in GWM, respectively.

Geographic Information

Merrill Lynch conducts its business activities through offices in the following five regions:

•	United States;
•	Europe, Middle East, and Africa (“EMEA”);
•	Pacific Rim;
•	Latin America; and
•	Canada.

The principal methodologies used in preparing the geographic information below are as follows:

•	Revenues and expenses are generally recorded based on the location of the employee generating the revenue or incurring the expense without regard to legal entity;
•	Pre-tax earnings or loss from continuing operations include the allocation of certain shared expenses among regions; and
•	Intercompany transfers are based primarily on service agreements.

The information that follows, in management’s judgment, provides a reasonable representation of each region’s contribution to the consolidated net revenues and pre-tax loss or earnings from continuing operations:

(dollars in millions)

	2008	2007	2006(2)

Net revenues
Europe, Middle East, and Africa(1)	$(2,390)	$5,973	$6,896
Pacific Rim	69	5,065	3,703
Latin America	1,237	1,401	1,009
Canada	161	430	386

Total Non-U.S.	(923)	12,869	11,994
United States(3)(5)(6)	(11,670)	(1,619)	21,787

Total net revenues	$(12,593)	$11,250	$33,781

Pre-tax earnings from continuing operations(4)(7)
Europe, Middle East, and Africa(1)	$(6,735)	$1,211	$2,091
Pacific Rim	(2,559)	2,403	1,204
Latin America	340	632	357
Canada	5	235	181

Total Non-U.S.	(8,949)	4,481	3,833
United States(3)(5)(6)	(32,882)	(17,312)	5,977

Total pre-tax (loss) earnings from continuing operations(7)	$(41,831)	$(12,831)	$9,810

(1)	The EMEA 2008 results include net losses of $4.3 billion primarily related to residential and commercial mortgage-related exposures.

(2)	The 2006 results include net revenues earned by MLIM of $1.9 billion, which include non-U.S. net revenues of $1.0 billion.
(3)	Corporate net revenues and adjustments are reflected in the U.S. region.
(4)	The 2006 pre-tax earnings from continuing operations include the impact of the $1.8 billion of one-time compensation expenses incurred in 2006. These costs have been allocated to each of the regions.
(5)	The U.S. 2008 results include net losses of $21.5 billion, primarily related to credit valuation adjustments related to hedges with financial guarantors, losses from ABS CDOs, losses from residential and commercial mortgage-related exposures, other than temporary impairment charges recognized in the investment portfolio of Merrill Lynch’s U.S. banks, and losses on leveraged finance loans and commitments. These losses were partially offset by gains resulting from the widening of Merrill Lynch’s credit spreads on the carrying value of certain long-term liabilities and a net gain related to the sale of Merrill Lynch’s ownership stake in Bloomberg L.P. (see Note 5).
(6)	The U.S. 2007 results include net losses of $23.2 billion related to ABS CDOs, U.S. sub-prime residential mortgages and securities, and credit valuation adjustments related to hedges with financial guarantors on U.S. ABS CDOs.
(7)	See Note 16 for further information on discontinued operations.

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

As required by SFAS No. 157, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore gains and losses for such assets and liabilities categorized within the Level 3 table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, the following tables do not take into consideration the effect of offsetting Level 1 and 2 financial instruments entered into by Merrill Lynch that economically hedge certain exposures to the Level 3 positions.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Level 3 gains and losses represent amounts incurred during the period in which the instrument was classified as Level 3. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. Refer to the recurring and non-recurring sections within this Note for further information on net transfers in and out.

Recurring Fair Value

The following tables present Merrill Lynch’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 26, 2008 and December 28, 2007, respectively.

(dollars in millions)
	Fair Value Measurements on a Recurring Basis
	as of December 26, 2008
				Netting
	Level 1	Level 2	Level 3	Adj(1)	Total

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations	$1,421	$10,156	$-	-	$11,577
Receivables under resale agreements	-	62,146	-	-	62,146
Receivables under securities borrowed transactions	-	853	-	-	853
Trading assets, excluding derivative contracts	30,106	33,902	22,120	-	86,128
Derivative contracts	8,538	1,239,225	37,325	(1,195,611)	89,477
Investment securities	2,280	29,254	3,279	-	34,813
Securities received as collateral	9,430	2,228	-	-	11,658
Loans, notes and mortgages	-	690	359	-	1,049
Other assets(2)	-	8,046	-	-	8,046
Liabilities:
Payables under repurchase agreements	$-	$32,910	$-	-	$32,910
Short-term borrowings	-	3,387	-	-	3,387
Trading liabilities, excluding derivative contracts	14,098	4,010	-	-	18,108
Derivative contracts	8,438	1,254,158	35,018	(1,226,251)	71,363
Obligation to return securities received as collateral	9,430	2,228	-	-	11,658
Long-term borrowings(3)	-	41,575	7,480	-	49,055
Other payables — interest and other(2)	10	741	-	(79)	672

(1)	Represents counterparty and cash collateral netting.

(2)	Primarily represents certain derivatives used for non-trading purposes.
(3)	Includes bifurcated embedded derivatives carried at fair value.

Level 3 trading assets primarily include U.S. asset-backed collateralized debt obligations (“U.S. ABS CDOs”) of $9.4 billion, corporate bonds and loans of $5.0 billion and auction rate securities of $3.9 billion.

Level 3 derivative contracts (assets) primarily relate to derivative positions on U.S. ABS CDOs of $5.8 billion, $23.6 billion of other credit derivatives that incorporate unobservable correlation, and $7.9 billion of equity, currency, interest rate and commodity derivatives that are long-dated and/or have unobservable correlation.

Level 3 investment securities primarily relate to certain private equity and principal investment positions of $2.6 billion.

Level 3 derivative contracts (liabilities) primarily relate to derivative positions on U.S. ABS CDOs of $6.1 billion, $22.3 billion of other credit derivatives that incorporate unobservable correlation, and $4.8 billion of equity derivatives that are long-dated and/or have unobservable correlation.

Level 3 long-term borrowings primarily relate to structured notes with embedded equity derivatives of $6.3 billion that are long-dated and/or have unobservable correlation.

(dollars in millions)
	Fair Value Measurements on a Recurring Basis
	as of December 28, 2007
				Netting
	Level 1	Level 2	Level 3	Adj(1)	Total

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations	$1,478	$5,595	$84	$-	$7,157
Receivables under resale agreements	-	100,214	-	-	100,214
Trading assets, excluding derivative contracts	71,038	81,169	9,773	-	161,980
Derivative contracts	4,916	522,014	26,038	(480,279)	72,689
Investment securities	2,240	53,403	5,491	-	61,134
Securities received as collateral	42,451	2,794	-	-	45,245
Loans, notes and mortgages	-	1,145	63	-	1,208
Other assets(2)	7	1,739	-	(24)	1,722
Liabilities:
Payables under repurchase agreements	$-	$89,733	$-	$-	$89,733
Trading liabilities, excluding derivative contracts	43,609	6,685	-	-	50,294
Derivative contracts	5,562	526,780	35,107	(494,155)	73,294
Obligation to return securities received as collateral	42,451	2,794	-	-	45,245
Long-term borrowings(3)	-	75,984	4,765	-	80,749
Other payables — interest and other(2)	2	287	-	(13)	276

(1)	Represents counterparty and cash collateral netting.

(2)	Primarily represents certain derivatives used for non-trading purposes.
(3)	Includes bifurcated embedded derivatives carried at fair value.

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

The following tables provide a summary of changes in fair value of Merrill Lynch’s Level 3 financial assets and liabilities for the years-ended December 26, 2008 and December 28, 2007, respectively.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Year Ended December 26, 2008
		Total Realized and Unrealized Gains			Total Realized and	Purchases,
		or (Losses) included in Income			Unrealized Gains	Issuances
	Beginning	Principal	Other		or (Losses)	and	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	Settlements	in (out)	Balance

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations	$84	$-	$-	$1	$1	$(79)	$(6)	$-
Trading assets	9,773	(5,460)	-	122	(5,338)	10,114	7,571	22,120
Derivative contracts, net	(9,069)	(11,955)	-	5	(11,950)	26,187	(2,861)	2,307
Investment securities	5,491	(1,021)	(1,535)	-	(2,556)	426	(82)	3,279
Loans, notes and mortgages	63	-	(105)	(8)	(113)	399	10	359
Liabilities:
Long-term borrowings	$4,765	$5,582	$285	$-	$5,867	$1,198	$7,384	$7,480

Net losses in principal transactions for 2008 were due primarily to losses of $15.5 billion related to U.S. ABS CDOs and the termination and potential settlement of related hedges with monoline guarantor counterparties, of which $12.6 billion was realized as a result of the sale of these assets to Lone Star during the third quarter. These losses were partially offset by $4.8 billion in gains related to long-term borrowings with equity and commodity related embedded derivatives.

The increase in Level 3 trading assets and net derivative contracts for the year-ended December 26, 2008 due to purchases, issuances and settlements is primarily attributable to the recording of assets for which the exposure was previously recognized as derivative liabilities (total return swaps) at December 28, 2007. During 2008, Merrill Lynch recorded certain of these trading assets as a result of consolidating certain SPEs that held the underlying assets on which the total return swaps were referenced. The increase in trading assets was partially offset by the sale of U.S. ABS CDO assets to Lone Star during the third quarter of 2008. As a result of the Lone Star transaction, certain total return swaps that were in a liability position were terminated, resulting in an increase in purchases, issuances and settlements for derivative contracts, net.

The Level 3 net transfers in for trading assets primarily relates to decreased observability of inputs on certain corporate bonds and loans. The net transfers on Level 3 derivative contracts were primarily due to the impact of counterparty credit valuation adjustments for U.S. ABS CDO positions as well as other net credit derivative contracts that incorporate unobservable correlation and that were in a net liability position at December 26, 2008. The Level 3 net transfers in for long-term borrowings were primarily due to decreased observability of inputs on certain long-dated equity linked notes.

The loss in other revenue is primarily related to net losses of $1.0 billion on private equity investments primarily during the fourth quarter of 2008.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Year Ended December 28, 2007
		Total Realized and Unrealized Gains			Total Realized and	Purchases,
		or (Losses) included in Income			Unrealized Gains	Issuances
	Beginning	Principal	Other		or (Losses)	and	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	Settlements	in (out)	Balance

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations	$-	$(5)	$-	$1	$(4)	$-	$88	$84
Trading assets	2,021	(4,180)	-	46	(4,134)	2,945	8,941	9,773
Derivative contracts, net	(2,030)	(7,687)	4	25	(7,658)	465	154	(9,069)
Investment securities	5,117	(2,412)	518	8	(1,886)	3,000	(740)	5,491
Loans, notes and mortgages	7	-	(18)	-	(18)	(5)	79	63
Liabilities:
Long-term borrowings	$-	$524	$7	$-	$531	$2,203	$3,093	$4,765

The following tables provide the portion of gains or losses included in income for the years ended December 26, 2008 and December 28, 2007 attributable to unrealized gains or losses relating to those Level 3 assets and liabilities still held at December 26, 2008 and December 28, 2007, respectively.

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3 Assets and Liabilities Still Held
	Year Ended December 26, 2008				Year Ended December 28, 2007
	Principal	Other			Principal	Other
	Transactions	Revenue	Interest	Total	Transactions	Revenue	Interest	Total

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations	$-	$-	$1	$1	$(5)	$-	$1	$(4)
Trading assets	(4,945)	-	83	(4,862)	(4,205)	-	4	(4,201)
Derivative contracts, net	114	-	5	119	(7,826)	(2)	25	(7,803)
Investment securities	(964)	(1,523)	-	(2,487)	(2,412)	428	8	(1,976)
Loans, notes and mortgages	-	(94)	(8)	(102)	-	1	-	1
Liabilities:
Long-term borrowings	$5,221	$285	$-	$5,506	$524	$7	$-	$531

Net unrealized losses in principal transactions for the year-ended December 26, 2008 were primarily due to approximately $2.9 billion of net losses on U.S. ABS CDO related assets and liabilities. These losses were largely offset by $4.8 billion of gains on long-term borrowings with equity and commodity related embedded derivatives.

The loss in other revenue is primarily related to net losses of $1.0 billion on private equity investments primarily during the fourth quarter of 2008.

Non-recurring Fair Value

Certain assets and liabilities are measured at fair value on a non-recurring basis and are not included in the tables above. These assets and liabilities primarily include loans and loan commitments held for sale and reported at lower of cost or fair value and loans held for investment that were initially measured at cost and have been written down to fair value as a result of an impairment. The following table shows the fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 26, 2008 and December 28, 2007, respectively.

(dollars in millions)
					Losses
	Non-Recurring Basis as of December 26, 2008				Year Ended
	Level 1	Level 2	Level 3	Total	Dec. 26, 2008

Assets:
Loans, notes and mortgages	$-	$4,386	$6,727	$11,113	$(6,555)
Goodwill	-	-	-	-	(2,300)
Liabilities:
Other liabilities	$-	$1,258	$67	$1,325	$(653)

(dollars in millions)
					Losses
	Non-Recurring Basis as of December 28, 2007				Year Ended
	Level 1	Level 2	Level 3	Total	Dec. 28, 2007

Assets:
Loans, notes and mortgages	$-	$32,594	$7,157	$39,751	$(1,304)
Liabilities:
Other liabilities	$-	$666	$-	$666	$(502)

Loans, notes, and mortgages include held for sale loans that are carried at the lower of cost or fair value and for which the fair value was below the cost basis at December 26, 2008 and/or December 28, 2007. It also includes certain impaired held for investment loans where an allowance for loan losses has been calculated based upon the fair value of the loans or collateral. Level 3 assets as of December 26, 2008 primarily relate to U.K. and other European residential and commercial real estate loans of $4.6 billion that are classified as held for sale where there continues to be significant illiquidity in the loan trading and securitization markets. The fair value of Level 3 loans was calculated primarily by a fundamental cash flow valuation analysis. This cash flow analysis includes cumulative loss and prepayment assumptions derived from multiple inputs including mortgage remittance reports, property prices and other market data. In addition, independent third party bids received on loans are also considered for valuation purposes. Level 3 assets as of December 28, 2007 primarily related to residential and commercial real estate loans that are classified as held for sale in the U.K. of $4.1 billion.

Goodwill with a carrying value of $2.3 billion was written down in its entirety, resulting in a related $2.3 billion impairment charge. This impairment charge is primarily related to the Fixed Income, Currencies and Commodities (“FICC”) reporting unit within the GMI business segment. The fair value was estimated by considering Merrill Lynch’s market capitalization as determined by the Bank of America acquisition price, price-to-earnings and price-to-book multiples, and discounted cash flow analyses.

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

The following tables provide information about where in the Consolidated Statements of (Loss)/Earnings changes in fair values of assets and liabilities, for which the fair value option has been elected, are included for the years ended December 26, 2008 and December 28, 2007, respectively.

(dollars in millions)
	Changes in Fair Value for the Year Ended			Changes in Fair Value for the Year Ended
	Dec. 26, 2008, for Items Measured at Fair			Dec. 28, 2007, for Items Measured at Fair
	Value Pursuant to Fair Value Option			Value Pursuant to Fair Value Option
	Gains/	Gains/	Total	Gains/		Total
	(losses)	(losses)	Changes	(losses)	Gains	Changes
	Principal	Other	in Fair	Principal	Other	in Fair
	Transactions	Revenues	Value	Transactions	Revenues	Value

Assets:
Receivables under resale agreements	$190	$-	$190	$124	$-	$124
Investment securities	(1,637)	(923)	(2,560)	234	43	277
Loans, notes and mortgages	(87)	(11)	(98)	(2)	73	71
Liabilities:
Payables under repurchase agreements	$(54)	$-	$(54)	$(7)	$-	$(7)
Short-term borrowings	(438)	-	(438)	-	-	-
Long-term borrowings(1)	15,938	1,709	17,647	3,857	1,182	5,039

(1)	Other revenues primarily represent fair value changes on non-recourse long-term borrowings issued by consolidated SPEs.

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

Securities borrowed transactions:

Merrill Lynch elected the fair value option for certain Japanese government bond borrowing transactions during the second quarter of 2008. Fair value changes related to such transactions were immaterial for 2008.

Investment securities:

At December 26, 2008, investment securities primarily represented non-marketable convertible preferred shares for which Merrill Lynch has economically hedged a majority of the position with derivatives.

Loans, notes and mortgages:

Merrill Lynch elected the fair value option for automobile and certain corporate loans because the loans are risk managed on a fair value basis. The change in the fair value of loans, notes, and mortgages for which the fair value option was elected that was attributable to changes in borrower-specific credit risk was $77 million for the year ended December 26, 2008, and was not material for the year ended December 28, 2007.

For those loans, notes and mortgages for which the fair value option has been elected, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status is not material to the Consolidated Financial Statements.

Short-term and long-term borrowings:

Merrill Lynch elected the fair value option for certain short-term and long-term borrowings that are risk managed on a fair value basis, including structured notes, and for which hedge accounting under SFAS No. 133 had been difficult to obtain. The majority of the fair value changes on long-term borrowings is from structured notes with coupon or repayment terms that are linked to the performance of debt and equity securities, indices, currencies or commodities. The majority of gains in 2008 and 2007 are offset by losses on derivatives that economically hedge these borrowings and that are accounted for at fair value under SFAS No. 133. The changes in the fair value of liabilities for which the fair value option was elected that was attributable to changes in Merrill Lynch credit spreads were estimated gains of $5.1 billion for the year ended December 26, 2008. The changes in the fair value of liabilities for which the fair value option was elected that were attributable to changes in Merrill Lynch credit spreads were estimated gains of $2.0 billion for the year ended December 28, 2007. Changes in Merrill Lynch specific credit risk are derived by isolating fair value changes due to changes in Merrill Lynch’s credit spreads as observed in the secondary cash market.

The fair value option was also elected for certain non-recourse long-term borrowings issued by consolidated SPEs. The fair value of these long-term borrowings is unaffected by changes in Merrill Lynch’s creditworthiness.

The following tables present the difference between fair values and the aggregate contractual principal amounts of receivables under resale agreements, receivables under securities borrowed transactions, loans, notes, and mortgages and long-term borrowings for which the fair value option has been elected as of December 26, 2008 and December 28, 2007, respectively.

(dollars in millions)
	Fair Value	Principal
	at	Amount
	December 26,	Due Upon
	2008	Maturity	Difference

Assets:
Receivables under resale agreements	$62,146	$61,466	$680
Receivables under securities borrowed transactions	853	853	-
Loans, notes and mortgages	979	1,326	(347)
Liabilities:
Long-term borrowings(1)	$49,521	$62,244	$(12,723)

(1)	The majority of the difference relates to the impact of the widening of Merrill Lynch’s credit spreads, the change in fair value of non-recourse debt, and zero coupon notes issued at a substantial discount from the principal amount.

(dollars in millions)
	Fair Value	Principal
	at	Amount
	December 28,	Due Upon
	2007	Maturity	Difference

Assets:
Receivables under resale agreements	$100,214	$100,090	$124
Loans, notes and mortgages(1)	1,149	1,355	(206)
Liabilities:
Long-term borrowings(2)	$76,334	$81,681	$(5,347)

(1)	The majority of the difference relates to loans purchased at a substantial discount from the principal amount.
(2)	The majority of the difference relates to the impact of the widening of Merrill Lynch’s credit spreads, the change in fair value of non-recourse debt, and zero coupon notes issued at a substantial discount from the principal amount.

Trading Risk Management

Trading activities subject Merrill Lynch to market and credit risks. These risks are managed in accordance with established risk management policies and procedures. Specifically, the independent risk and control groups work to ensure that risks were properly identified, measured, monitored, and managed throughout Merrill Lynch. To accomplish this, Merrill Lynch maintained a risk management process that included:

•	A risk governance structure that defined the oversight process and its components;
•	A regular review of the risk management process by the Audit Committee of the Board of Directors as well as a regular review of credit, market and liquidity risks and processes by the Finance Committee of the Board of Directors;
•	Clearly defined risk management policies and procedures;
•	Communication and coordination among the businesses, executive management, and risk functions while maintaining strict segregation of responsibilities, controls, and oversight; and
•	Clearly articulated risk tolerance levels, which were consistent with business strategy, capital structure, and current and anticipated market conditions.

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

Counterparty Credit Risk

Merrill Lynch is exposed to risk of loss if an individual, counterparty or issuer fails to perform its obligations under contractual terms (“default risk”). Both cash instruments and derivatives expose Merrill Lynch to default risk. Credit risk arising from changes in credit spreads is discussed in the Market Risk section.

Merrill Lynch has established policies and procedures for mitigating credit risk on principal transactions, including reviewing and establishing limits for credit exposure, maintaining qualifying collateral, purchasing credit protection, and continually assessing the creditworthiness of counterparties.

In the normal course of business, Merrill Lynch executes, settles, and finances various customer securities transactions. Execution of these transactions includes the purchase and sale of securities by Merrill Lynch. These activities may expose Merrill Lynch to default risk arising from the potential that customers or counterparties may fail to satisfy their obligations. In these situations, Merrill Lynch may be required to purchase or sell financial instruments at unfavorable market prices to satisfy obligations to other customers or counterparties. Additional information about these obligations is provided in Note 11. In addition, Merrill Lynch seeks to control the risks associated with its customer margin activities by requiring customers to maintain collateral in compliance with regulatory and internal guidelines.

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

Concentration of Risk to Financial Guarantors

To economically hedge certain ABS CDO and U.S. sub-prime mortgage positions, Merrill Lynch entered into credit derivatives with various counterparties, including monolines and other financial guarantors. At December 26, 2008, the carrying value of our hedges with monolines and other financial guarantors related to U.S. super senior ABS CDOs was $1.5 billion.

In addition to hedges with monolines and other financial guarantors on U.S. super senior ABS CDOs, we also have hedges on certain long exposures related to corporate Collateralized Debt Obligations

(“CDOs”), Collateralized Loan Obligations (“CLOs”), Residential Mortgage-Backed Securities (“RMBS”) and Commercial Mortgage-Backed Securities (“CMBS”). At December 26, 2008, the carrying value of our hedges with monolines and other financial guarantors related to these types of exposures was $7.8 billion, of which approximately 50% pertains to CLOs and various high grade basket trades. The other 50% relates primarily to CMBS and RMBS in the U.S. and Europe.

Concentration of Risk to the U.S. Government and its Agencies

At December 26, 2008, Merrill Lynch had exposure to the U.S. Government and its agencies. This concentration consists of both direct and indirect exposures. Direct exposure, which primarily results from trading asset and investment security positions in instruments issued by the U.S. Government and its agencies, excluding mortgage-backed securities, amounted to $6.0 billion and $11.1 billion at December 26, 2008 and December 28, 2007, respectively. Merrill Lynch’s indirect exposure results from maintaining U.S. Government and agencies securities as collateral for resale agreements and securities borrowed transactions. Merrill Lynch’s direct credit exposure on these transactions is with the counterparty; thus Merrill Lynch has credit exposure to the U.S. Government and its agencies only in the event of the counterparty’s default. Securities issued by the U.S. Government or its agencies held as collateral for resale agreements and securities borrowed transactions at December 26, 2008 and December 28, 2007 totaled $127.0 billion and $105.2 billion, respectively.

Concentration of Risk to the Mortgage Markets

At December 26, 2008, Merrill Lynch had sizeable exposure to the mortgage market through securities, derivatives, loans and loan commitments. This included:

•	Net exposures of $34.8 billion in U.S. Prime residential mortgage-related positions and $3.6 billion in other residential mortgage-related positions, excluding Merrill Lynch’s U.S. banks’ investment securities portfolio;
•	Net exposure of $10.4 billion in Merrill Lynch’s U.S. banks’ investment securities portfolio;
•	Net exposure of $9.7 billion in commercial real estate related positions, excluding First Republic, and $3.1 billion in First Republic commercial real estate related positions; and
•	Net exposure of $0.7 billion in U.S. super senior ABS CDOs.

In September 2008, Merrill Lynch sold $30.6 billion gross notional amount of U.S. super senior ABS CDOs (the “Portfolio”) to an affiliate of Lone Star Funds for a sales price of $6.7 billion. In connection with this sale, Merrill Lynch provided financing to the purchaser for approximately 75% of the purchase price. The recourse on this loan is limited to the assets of the purchaser, which consist solely of the Portfolio. All cash flows and distributions from the Portfolio (including sale proceeds) will be applied in accordance with a specified priority of payments. The loan of approximately $4.7 billion is carried at fair value and is recorded in trading assets on the Consolidated Balance Sheets. Events of default under the loan are customary events of default, including failure to pay interest when due and failure to pay principal at maturity.

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

Other Concentrations of Risk

At December 26, 2008, Merrill Lynch had other concentrations of credit risk, the largest of which was related to a foreign bank carrying an internal credit rating of AA, reflecting diversification across products, sound capital adequacy and flexibility. Total outstanding unsecured exposure to this counterparty was approximately $4.5 billion, or 0.68% of total assets.

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

Default risk exposure varies by type of derivative. Default risk on derivatives can occur for the full notional amount of the trade where a final exchange of principal takes place, as may be the case for currency swaps. Swap agreements and forward contracts are generally OTC-transacted and thus are exposed to default risk to the extent of their replacement cost. Since futures contracts are exchange-traded and usually require daily cash settlement, the related risk of loss is generally limited to a one-day net positive change in market value. Generally such receivables and payables are recorded in customers’ receivables and payables on the Consolidated Balance Sheets. Option contracts can be exchange-traded or OTC. Purchased options have default risk to the extent of their replacement cost. Written options represent a potential obligation to counterparties and typically do not subject Merrill Lynch to default risk except under circumstances where the option premium is being financed or in cases where Merrill Lynch is required to post collateral. Additional information about derivatives that meet the definition of a guarantee for accounting purposes is included in Note 11.

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

To reduce the risk of loss, Merrill Lynch requires collateral, principally cash and U.S. Government and agency securities, on certain derivative transactions. Merrill Lynch nets cash collateral paid or received under credit support annexes associated with legally enforceable master netting agreements against derivative inventory. At December 26, 2008, cash collateral received of $50.2 billion was netted against derivative inventory. From an economic standpoint, Merrill Lynch evaluates default risk exposures net of related collateral. In addition to obtaining collateral, Merrill Lynch attempts to mitigate default risk on derivatives by entering into transactions with provisions that enable Merrill Lynch to terminate or reset the terms of the derivative contract.

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

Under these transactions, Merrill Lynch either receives or provides collateral, including U.S. Government and agencies, asset-backed, corporate debt, equity, and non-U.S. governments and agencies securities. Merrill Lynch receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and other loans. Under most agreements, Merrill Lynch is permitted to sell or repledge the securities received (e.g., use the securities to secure repurchase agreements, enter into securities lending transactions, or deliver to counterparties to cover short positions). At December 26, 2008 and December 28, 2007, the fair value of securities received as collateral where Merrill Lynch is permitted to sell or repledge the securities was $327 billion and $853 billion, respectively, and the fair value of the portion that has been sold or repledged was $251 billion and $675 billion, respectively. Merrill Lynch may use securities received as collateral for resale agreements to satisfy regulatory requirements such as Rule 15c3-3 of the SEC.

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

Merrill Lynch pledges firm-owned assets to collateralize repurchase agreements and other secured financings. Pledged securities that can be sold or repledged by the secured party are parenthetically disclosed in trading assets and investment securities on the Consolidated Balance Sheets. The parenthetically disclosed amount for December 28, 2007 relating to trading assets has been restated from approximately $79 billion (as previously reported) to approximately $45 billion to properly reflect the amount of pledged securities that can be sold or repledged by the secured party. The carrying value and classification of securities owned by Merrill Lynch that have been pledged to counterparties where those counterparties do not have the right to sell or repledge at December 26, 2008 and December 28, 2007 are as follows:

(dollars in millions)

	Dec. 26,	Dec. 28,
	2008	2007

Trading asset category
Mortgages, mortgage-backed, and asset-backed securities	$12,462	$11,873
Equities and convertible debentures	10,995	9,327
Corporate debt and preferred stock	15,024	17,144
U.S. Government and agencies	4,982	11,110
Municipals and money markets	1,320	450
Non-U.S. governments and agencies	587	2,461

Total	$45,370	$52,365

Additionally, Merrill Lynch has pledged approximately $18.6 billion of loans and $4.4 billion of investment securities to counterparties at December 26, 2008, where those counterparties do not have the right to sell or repledge those assets. In some cases, Merrill Lynch has transferred assets to consolidated VIEs where those restricted assets serve as collateral for the interests issued by the VIEs. These restricted assets are included in the amounts above. These transactions are also described in Note 6.

Generally, when Merrill Lynch transfers financial instruments that are not recorded as sales (i.e., secured borrowing transactions), the Company records the liability as either payables under repurchase agreements or payables under securities loaned transactions; however, in instances where Merrill Lynch transfers financial assets to a consolidated VIE, the liabilities of the consolidated VIE will be reflected in long or short term borrowings (see Note 6). In either case, at the time of transfer, the related liability is equal to the cash received in the transaction. In most cases the lenders in secured borrowing transactions have full recourse to Merrill Lynch (i.e., recourse beyond the assets pledged). Instances where the lenders do not have full recourse to Merrill Lynch are described in Note 6. These instances relate to failed securitization transactions where residential and commercial mortgages are transferred to VIEs that do not meet QSPE conditions (typically as a result of derivatives entered into by the VIE that pertain to interests held by Merrill Lynch).

Note 5.  Investment Securities

Investment securities on the Consolidated Balance Sheets include:

•	SFAS No. 115 investments held by ML & Co. and certain of its non-broker-dealer entities, including Merrill Lynch banks. SFAS No. 115 investments consist of:

•	Debt securities, including debt held for investment and liquidity and collateral management purposes that are classified as available-for-sale, debt securities held for trading purposes, and debt securities that Merrill Lynch intends to hold until maturity;
•	Marketable equity securities, which are generally classified as available-for-sale.

•	Non-qualifying investments are those that do not fall within the scope of SFAS No. 115. Non-qualifying investments consist principally of:

•	Equity investments, including investments in partnerships and joint ventures. Included in equity investments are investments accounted for under the equity method of accounting, which consist of investments in (i) partnerships and certain limited liability corporations where Merrill Lynch has more than minor influence (generally defined as greater than a three percent interest) and (ii) corporate entities where Merrill Lynch has the ability to exercise significant influence over the investee (generally defined as ownership and voting interest of 20% to 50%). Also included in equity investments are private equity investments that Merrill Lynch holds for capital appreciation and/or current income and which are accounted for at fair value in accordance with the Investment Company Guide, as well as private equity investments accounted for at fair value under the fair value option election in SFAS No. 159. The carrying value of such private equity investments reflects expected exit values based upon market prices or other valuation methodologies, including discounted expected cash flows and market comparables of similar companies.
•	Deferred compensation hedges, which are investments economically hedging deferred compensation liabilities and are accounted for at fair value.

Investment securities reported on the Consolidated Balance Sheets at December 26, 2008 and December 28, 2007 are as follows:

(dollars in millions)

	2008	2007

Investment securities
Available-for-sale(1)	$34,103	$50,922
Trading	1,745	5,015
Held-to-maturity(2)	4,576	267
Non-qualifying(3)
Equity investments(4)	24,306	29,623
Deferred compensation hedges	1,001	1,710
Investments in trust preferred securities and other investments	431	438

Total	$66,162	$87,975

(1)	At December 26, 2008 and December 28, 2007, includes $9.2 billion and $5.4 billion, respectively, of investment securities reported in cash and securities segregated for regulatory purposes or deposited with clearing organizations.
(2)	The 2008 balance primarily relates to notes issued by Bloomberg Inc. in connection with the sale of Merrill Lynch’s 20% stake in Bloomberg L.P.
(3)	Non-qualifying for SFAS No. 115 purposes.
(4)	Includes Merrill Lynch’s investment in BlackRock.

Included in available-for-sale investment securities above are certain mortgage- and asset-backed securities held in Merrill Lynch’s U.S. banks’ investment securities portfolio. The fair values of most of these mortgage- and asset-backed securities have declined below the respective security’s amortized cost basis. Changes in fair value are initially captured in the financial statements by reporting the securities at fair value with the cumulative change in fair value reported in accumulated other comprehensive loss, a component of shareholder’s equity. Merrill Lynch regularly (at least quarterly) evaluates each security whose value has declined below amortized cost to assess whether the decline in fair value is other-than-temporary. If the decline in fair value is determined to be other-than-temporary, the cost basis of the security is reduced to an amount equal to the fair value of the security at the time of impairment (the new cost basis), and the amount of the reduction in cost basis is recorded in earnings.

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

For all securities, including those securities that are deemed to be other-than-temporarily impaired based on the specific analysis described above, management must conclude on whether it has the intent and ability to hold the securities to recovery. To that end, management has considered its ability and intent to hold available-for-sale securities relative to the cash flow requirements of Merrill Lynch’s operating, investing and financing activities and has determined that it has the ability and intent to hold the securities with unrealized losses until the fair value recovers to an amount at least equal to the amortized cost or principal and interest is received.

Investment securities accounted for under SFAS No. 115 are classified as available-for-sale, held-to-maturity, or trading as described in Note 1.

Information regarding investment securities subject to SFAS No. 115 follows:

(dollars in millions)

	December 26, 2008				December 28, 2007

	Cost/	Gross	Gross	Estimated	Cost/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Available-for-Sale
Mortgage-and asset-backed	$42,142	$19	$(9,390)	$32,771	$50,904	$29	$(2,384)	$48,549
U.S. Government and agencies	712	2	-	714	322	-	-	322
Corporate debt	343	-	(72)	271	729	10	(18)	721
Other(1)	259	-	-	259	1,200	6	-	1,206

Total debt securities	43,456	21	(9,462)	34,015	53,155	45	(2,402)	50,798
Equity securities	93	17	(22)	88	110	25	(11)	124

Total	$43,549	$38	$(9,484)	$34,103	$53,265	$70	$(2,413)	$50,922

Held-to-Maturity
Corporate debt and municipal(2)	$4,560	$-	$-	$4,560	$254	$-	$-	$254
Mortgage-and asset-backed	16	-	-	16	13	-	-	13

Total	$4,576	$-	$-	$4,576	$267	$-	$-	$267

(1)	Includes investments in non-U.S. Government and agency securities and certificates of deposit.
(2)	Primarily relates to notes issued by Bloomberg Inc. in connection with the sale of Merrill Lynch’s 20% ownership stake in Bloomberg, L.P.

The following table presents fair value and unrealized losses, after hedges, for available-for-sale securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 26, 2008 and December 28, 2007.

(dollars in millions)

	Less than 1 Year		More than 1 Year		Total

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Asset category	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

December 26, 2008
Mortgage- and asset-backed	$8,449	$(4,132)	$22,291	$(5,910)	$30,740	$(10,042)
U.S. Government and agencies	3	-	-	-	3	-
Corporate debt	2	(2)	192	(78)	194	(80)

Total debt securities	8,454	(4,134)	22,483	(5,988)	30,937	(10,122)
Equity securities	1	(2)	55	(20)	56	(22)

Total temporarily impaired securities	$8,455	$(4,136)	$22,538	$(6,008)	$30,993	$(10,144)

December 28, 2007
Mortgage- and asset-backed	$38,162	$(2,159)	$7,912	$(389)	$46,074	$(2,548)
U.S. Government and agencies	2	-	-	-	2	-
Corporate debt	182	(14)	41	(5)	223	(19)
Other(1)	201	-	-	-	201	-

Total debt securities	38,547	(2,173)	7,953	(394)	46,500	(2,567)
Equity securities	64	(10)	-	-	64	(10)

Total temporarily impaired securities	$38,611	$(2,183)	$7,953	$(394)	$46,564	$(2,577)

(1)	Includes investments in certificates of deposit.

The investment securities portfolio of Merrill Lynch Bank USA (“MLBUSA”) and Merrill Lynch Bank & Trust Co., FSB (“MLBT-FSB”) includes investment securities comprising various asset classes that are accounted for as available-for-sale securities. During the fourth quarter of 2008, in order to manage capital at MLBUSA, certain investment securities were transferred from MLBUSA to a consolidated non-bank entity. This transfer had no impact on how the investment securities were valued or the subsequent accounting treatment. Other-than-temporary impairments related to these available-for-sale securities, which are recorded within other revenues on the Consolidated Statement of (Loss)/Earnings, have been recognized for the years ended December 26, 2008 and December 28, 2007 as follows.

(dollars in millions)

	2008	2007

Security Description
Alt A	$3,105	$148
Sub-prime	544	477
Prime	275	17
CDOs	288	285

Total	$4,212	$927

The amortized cost and estimated fair value of debt securities at December 26, 2008 by contractual maturity for available-for-sale and held-to-maturity investments are as follows:

(dollars in millions)

	Available-for-Sale		Held-to-Maturity

		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$777	$774	$-	$-
Due after one year through five years	237	215	246	246
Due after five years through ten years	235	192	1,314	1,314
Due after ten years	65	63	3,000	3,000

	1,314	1,244	4,560	4,560
Mortgage- and asset-backed securities	42,142	32,771	16	16

Total(1)	$43,456	$34,015	$4,576	$4,576

(1)	Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

The proceeds and gross realized gains (losses) from the sale of available-for-sale investments are as follows:

(dollars in millions)

	2008	2007	2006

Proceeds	$29,537	$39,327	$16,176
Gross realized gains	33	224	160
Gross realized losses	(28)	(55)	(161)

Net unrealized gains and (losses) from investment securities classified as trading included in the 2008, 2007 and 2006 Consolidated Statements of (Loss)/Earnings were $(0.9) billion, $(2.6) billion and $125 million, respectively.

Equity Method Investments

Merrill Lynch has numerous investments accounted for under the equity method. The following table includes the carrying amount and ownership percentage of Merrill Lynch’s most significant equity method investments:

(dollars in millions)

	December 26, 2008		December 28, 2007

	Carrying	Ownership	Carrying	Ownership
	Amount	Percentage	Amount	Percentage

BlackRock Inc.(1)	$8,000	50%	$7,964	50%
Bloomberg L.P.(2)	-	-	-	20
Warburg Pincus Funds IX and X, L.P.(3)	651	7	560	7
WCG Master Fund Ltd.(4)	998	31	1,234	60

(1)	Carrying amount includes a 44% voting common equity interest and a non-voting preferred equity interest.

(2)	Ownership stake was sold in 2008. Carrying amount at December 28, 2007 was zero as a result of dividends received in excess of cumulative equity method earnings and Merrill Lynch’s initial investment.

(3)	Investment in private equity funds. Carrying value and ownership percentage as of December 28, 2007 only reflects Warburg Pincus Fund IX .

(4)	Investment in an alternative investment fund. Merrill Lynch does not consolidate this investment as its ownership percentage represents a non-voting interest.

On July 17, 2008, Merrill Lynch announced and completed the sale of its 20% ownership stake in Bloomberg, L.P. to Bloomberg Inc., for $4.4 billion. In connection with the sale, Merrill Lynch received notes totaling approximately $4.3 billion, which have been recorded as held-to-maturity investment securities, and recorded a $4.3 billion net pre-tax gain.

As of December 26, 2008, the aggregate market value of Merrill Lynch’s common equity interest in BlackRock was $6.6 billion, based on the closing stock price on the New York Stock Exchange. This market value does not reflect Merrill Lynch’s preferred equity interest in BlackRock. The carrying amount of Merrill Lynch’s investment in BlackRock at December 26, 2008 was $4.7 billion more than the underlying equity in net assets due to equity method goodwill, indefinite-lived intangible assets and definite-lived intangible assets, of which Merrill Lynch amortized $48 million in both 2008 and 2007. Such amortization is reflected in earnings from equity method investments in the Consolidated Statements of (Loss)/Earnings.

Summarized aggregate financial information for Merrill Lynch’s most significant equity method investees (BlackRock Inc., Bloomberg L.P., Warburg Pincus Funds IX and X, L.P. and WCG Master Fund Ltd.), which represents 100% of the investees’ financial information for the periods in which Merrill Lynch held the investments, is as follows:

(dollars in millions)

	2008(1)	2007(2)	2006(2)

Revenues	$6,513	$11,725	$6,013
Operating income	761	4,726	2,331
(Loss)/earnings before income taxes	(7)	4,692	2,362
Net (loss)/earnings	(308)	4,107	2,161

(dollars in millions)

	2008	2007(2)

Total assets	$60,628	$49,438
Total liabilities	34,396	32,672
Minority interest	869	603

(1)	Results relating to the investment in Bloomberg L.P. reflect amounts through June 30, 2008, as the investment was sold on July 17, 2008
(2)	Does not include summarized financial information for Warburg Pincus Fund X, L.P.

Note 6.  Securitization Transactions and Transactions with Variable Interest Entities (“VIEs”)

FSP FAS 140-4 and FIN 46(R)-8, which was adopted by Merrill Lynch on December 26, 2008, provides the disclosure requirements for transactions with VIEs or special purpose entities (“SPEs”) and transfers of financial assets in securitizations or asset-backed financing arrangements. Under this guidance, Merrill Lynch is required to disclose information for consolidated VIEs, for VIEs in which Merrill Lynch is the sponsor as defined below or is a significant variable interest holder (“Sponsor/Significant VIH”) and for VIEs that are established for securitizations and asset-backed financing arrangements. FSP FAS 140-4 and FIN 46(R)-8 has expanded the population of VIEs for which disclosure is required.

Merrill Lynch has defined “sponsor” to include all transactions where Merrill Lynch has transferred assets to a VIE and/or structured the VIE, regardless of whether or not the asset transfer has met the sale conditions in SFAS No. 140. Merrill Lynch discloses all instances where continued involvement with the assets exposes it to potential economic gain/(loss), regardless of whether or not that continued involvement is considered to be a variable interest in the VIE.

Continued involvement includes:

•	Retaining or holding an interest in the VIE,

•	Providing liquidity or other support to the VIE or directly to the investors in the VIE. This includes liquidity facilities, guarantees, and derivatives that absorb the risk of the assets in the VIE, including total return swaps and written credit default swaps,

•	Servicing the assets in the VIE, and

•	Acting as counterparty to derivatives that do not absorb the risk of the assets in the VIE. These derivatives include: interest rate derivatives, currency derivatives and derivatives that introduce risk into the VIE such as purchased credit default swap protection where the VIE takes credit risk (generally found in credit-linked note structures) or equity derivatives where the VIE takes equity risk (generally found in equity-linked note structures).

Merrill Lynch does not generally provide financial support to any VIE beyond that which is contractually required. Quantitative information on contractually required support is reflected in the tables provided below and in Note 11.

For the purposes of this disclosure, transactions with VIEs are categorized as follows:

Primary Beneficiary – Includes transactions where Merrill Lynch is the primary beneficiary and consolidates the VIE.

Sponsor/Significant VIH (Non-securitization transactions) – Includes transactions where Merrill Lynch is the sponsor and has continued involvement with the VIE or is a significant variable interest holder in the VIE. This category excludes transactions where Merrill Lynch transferred financial assets and the transfer was accounted for as a sale (included in securitization transactions below).

Securitization transactions – For the purposes of this disclosure, securitization transactions include transactions where Merrill Lynch transferred financial assets and accounted for the transfer as a sale. This category includes both QSPEs and non-QSPEs and is reflected in the securitization section of this Note. QSPEs are commonly used by Merrill Lynch in mortgage, municipal bond and “repackaging” securitization transactions as described below. In accordance with SFAS No. 140 and FIN 46(R), Merrill Lynch does not consolidate QSPEs.

Merrill Lynch has entered into transactions with different types of VIEs which are described as follows:

Loan and Real Estate VIEs

•	Merrill Lynch has involvement with VIEs that hold mortgage related loans or real estate. These VIEs include entities that are primarily designed to obtain exposure to mortgage related assets or invest in real estate for both clients and Merrill Lynch. Loan and real estate VIEs include 1) failed securitization transactions where residential and commercial mortgages are transferred to VIEs that do not meet QSPE conditions (typically as a result of derivatives entered into by the VIE that pertain to interests held by Merrill Lynch) and 2) loan VIEs that hold mortgage loans where Merrill Lynch holds most or all of the issued financing but does not have voting control. Loan and real estate VIEs are reported in the Primary Beneficiary table and the Sponsor/Significant VIH table. In addition, many loan VIEs, specifically those related to residential and commercial mortgages, are securitization VIEs that meet the QSPE criteria in SFAS No. 140. Transactions where Merrill Lynch is the transferor of loans to a VIE or QSPE and accounts for the transaction as a sale are reflected in the Securitization tables of this Note.

•	Merrill Lynch generally consolidates failed securitization VIEs where it retains the residual interests in the VIE and therefore absorbs the majority of the VIEs’ expected losses, gains or both. As a result of the illiquidity in the securitization markets, Merrill Lynch has been unable to sell certain securities, which has prohibited these VIEs from being considered QSPEs. Depending upon the liquidity in the securitization market, these transactions and future transactions could continue to fail QSPE status and may require consolidation and related disclosures. Given that these VIEs have been designed to meet the QSPE requirements, Merrill Lynch has no control over the assets held by these VIEs. These assets have been pledged to the noteholders in the VIEs, and these assets are included in the firm-owned assets pledged balance reported in Note 4. In most instances, the beneficial interest holders in these VIEs have no recourse to the general credit of Merrill Lynch; rather their investments are paid exclusively from the assets in the VIE. Securitization VIEs that hold loan assets are typically financed through the issuance of several classes of debt (i.e., tranches) with ratings that range from AAA to unrated residuals.

•	Loan VIEs that hold mortgage loans and are not securitization VIEs are typically wholly owned or have a small amount of financing provided by investors (which may include the investment manager) through different classes of loans or securities. Where Merrill Lynch consolidates these VIEs, Merrill Lynch has the ability to use the assets to fund operations.

•	Real estate VIEs that hold property are typically financed through the issuance of one or more classes of loans or securities (e.g. senior, junior, and mezzanine) and an equity tranche. The investors have recourse only to the real estate assets held by these VIEs. In most real estate entities, the equity tranche is considered sufficient to finance the activities of the entity, and the entity would meet the conditions to be considered a VRE. The real estate entities included in this disclosure are VIEs because generally they do not have sufficient equity to finance their activities.

Guaranteed and Other Funds

•	Merrill Lynch sponsors funds that provide a guaranteed return to investors at the maturity of the VIE. This guarantee may include a guarantee of the return of an initial investment or of the initial investment plus an agreed upon return depending on the terms of the VIE. Investors in certain of these VIEs have recourse to Merrill Lynch to the extent that the value of the assets held by the VIEs at maturity is less than the guaranteed amount. In some instances, Merrill Lynch is the primary beneficiary and must consolidate the fund. In instances where Merrill Lynch is not the primary beneficiary, the guarantees related to these funds are further discussed in Note 11. These VIEs are typically financed by a single tranche of limited life preferred shares or similar debt instruments that pass through the economics of the underlying assets and derivative contracts.

•	Merrill Lynch has made certain investments in alternative investment fund structures that are VIEs. Merrill Lynch may be the primary beneficiary of these funds as a result of a majority investment in the vehicles. In instances where Merrill Lynch is not the primary beneficiary of these funds, it is still considered to be the sponsor and generally has continued involvement through derivatives with these VIEs. These VIEs are reflected in the Sponsor/Significant VIH table. These VIEs are typically financed by a single tranche of limited life preferred shares or similar debt instruments that pass through the economics of the underlying assets and derivative contracts.

•	Merrill Lynch had established two asset-backed commercial paper conduits (“Conduits”), one of which remained active until July 2008. Merrill Lynch had variable interests in these Conduits in the form of 1) a liquidity facility that protected commercial paper holders against short term changes in the fair value of the assets held by the Conduit in the event of a disruption in the commercial paper market, and 2) a credit facility to the Conduit that protected commercial paper investors against credit losses for up to a certain percentage of the portfolio of assets held by the Conduit. Merrill Lynch also provided a liquidity facility to a third Conduit that it did not establish and Merrill Lynch had purchased all the assets from this Conduit at December 28, 2007. The remaining Conduit became inactive in July 2008, as Merrill Lynch purchased the assets of this Conduit. Merrill Lynch does not intend to utilize this or the other Conduits discussed above in the future. At December 26, 2008, Merrill Lynch had no liquidity and credit facilities outstanding or maximum exposure to loss as these Conduits are no longer active.

The liquidity and credit facilities are further discussed in Note 11.

Credit-Linked Note and Other VIEs

Merrill Lynch has entered into transactions with VIEs where Merrill Lynch typically purchases credit protection from the VIE in the form of a credit default swap in order to provide investors exposure to a specific credit risk. These are commonly known as credit-linked note VIEs (CLN VIEs). Merrill Lynch may also enter into interest rate swaps and/or cross currency swaps with these CLN VIEs. The assets held by the VIE provide collateral for the derivatives that Merrill Lynch has entered into with the VIE. Most CLN VIEs issue a single credit-linked note, which is often held by a single investor. Typically the assets held by the CLN VIEs can be substituted for other assets by the investors. For these transactions, Merrill Lynch generally transfers the financial assets to the VIE and accounts for that transfer as a sale and therefore CLN VIEs are generally reported in the Securitization tables.

In certain transactions Merrill Lynch takes exposure through total return swaps to the underlying collateral held in the CLN VIEs, including super senior U.S. sub-prime ABS CDOs. As the assets related to these VIEs were not transferred into the VIE by Merrill Lynch, these transactions are reported in the Sponsor/Significant VIH table.

Collateralized Debt Obligations/Collateralized Loan Obligations (CDO/CLOs)

Merrill Lynch has entered into transactions with CDOs, synthetic CDOs and CLOs. These entities are generally considered VIEs. CDOs hold pools of corporate debt or asset-backed securities and issue various classes of rated debt and an unrated equity tranche. Synthetic CDOs purchase assets and enter into a portfolio of credit default swaps to synthetically create exposure to corporate or asset-backed securities. CLOs hold pools of loans (corporate, commercial mortgages and residential mortgages) and issue various classes of rated debt and an unrated equity tranche. CDOs, synthetic CDOs and CLOs are typically managed by third party portfolio managers. Merrill Lynch transfers assets to these VIEs, hold interests in the issuances of the VIEs and may be derivative counterparty to the VIEs (including credit default swap counterparty for synthetic CDOs). Merrill Lynch typically owns less than half of any tranche issued by the VIE and is therefore not the primary beneficiary. Where Merrill Lynch holds more than half of any tranche issued by a VIE, a quantitative analysis is performed to determine whether or not Merrill Lynch is the primary beneficiary.

Transactions with these VIEs are reflected in the Sponsor/Significant VIH table in instances where Merrill Lynch has not transferred the assets to the VIE or in the Securitization tables where Merrill Lynch has transferred assets and has accounted for the transfer as a sale.

“Repackaging” Transactions

Merrill Lynch enters into transactions with VIEs that provide investors with a specific risk profile, such as interest rate or currency exposure (“Repackaging VIEs”). Generally, the VIE holds a security and a derivative that modifies the interest rate or currency of that security. These VIEs typically issue one class of note and there is often a single investor. These entities generally meet the QSPE criteria. Merrill Lynch reports these VIEs in the Securitization tables below.

Municipal Bond Securitizations

Municipal Bond Securitizations are transactions where Merrill Lynch transfers municipal bonds to SPEs and those SPEs issue puttable floating rate instruments and a residual interest in the form of an inverse floater. These SPEs are QSPEs and are therefore not consolidated by Merrill Lynch. Merrill Lynch reports these SPEs in the securitization tables below.

In the normal course of dealer market-making activities, Merrill Lynch acts as liquidity provider for municipal bond securitization SPEs. Specifically, the holders of beneficial interests issued by municipal bond securitization SPEs have the right to tender their interests for purchase by Merrill Lynch on specified dates at a specified price. Beneficial interests that are tendered are then sold by Merrill Lynch to investors through a best efforts remarketing where Merrill Lynch is the remarketing agent. If the beneficial interests are not successfully remarketed, the holders of beneficial interests are paid from funds drawn under a standby liquidity facility issued by Merrill Lynch.

In addition to standby liquidity facilities, Merrill Lynch also provides default protection or credit enhancement to investors in securities issued by certain municipal bond securitization SPEs. Interest and principal payments on beneficial interests issued by these SPEs are secured by a guarantee issued by Merrill Lynch. In the event that the issuer of the underlying municipal bond defaults on any payment of principal and/or interest when due, the payments on the bonds will be made to beneficial interest holders from an irrevocable guarantee by Merrill Lynch. Additional information regarding these commitments is provided in Note 11.

Variable Interest Entities

FIN 46(R) requires an entity to consolidate a VIE if that entity holds a variable interest that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The entity required to consolidate a VIE is known as the primary beneficiary. VIEs are reassessed for consolidation when reconsideration events occur. Reconsideration events include, changes to the VIEs’ governing documents that reallocate the expected losses/returns of the VIE between the primary beneficiary and other variable interest holders or sales and purchases of variable interests in the VIE. Refer to Note 1 for further information.

The decline in assets associated with Loan and real estate VIEs from last year is the result of certain residential mortgage securitization entities meeting the QSPE requirements during the year (for more information see Loan and Real Estate VIEs above). These entities are now reported in the Securitization tables below. There were no other material reconsideration events during the period.

The table below provides the disclosure information required by FSP FAS 140-4 and FIN 46(R)-8 for VIEs that are consolidated by Merrill Lynch. The table excludes consolidated VIEs where Merrill Lynch also holds a majority of the voting interests in the entity unless the activities of the VIE are primarily related to securitization or other forms of asset-backed financings.

(dollars in millions)
				Liabilities after
Consolidated VIEs		Assets after intercompany eliminations		intercompany	Recourse to
Type of VIE	Total Assets	Unrestricted	Restricted(1)	eliminations	Merrill Lynch(2)

December 26, 2008
Loan and real estate VIEs(3)	$9,080	$2,475	$2,680	$4,769	$3,479
Guaranteed and other funds(4)	1,370	998	119	227	113
Credit-linked note and other VIEs(5)	746	226	-	48	48
CDOs/CLOs(6)	693	-	360	489	237

(1)	Assets are considered restricted when they cannot be freely pledged or sold by Merrill Lynch.
(2)	This column reflects the extent, if any, to which investors have recourse to Merrill Lynch beyond the assets held by the VIE and assumes a total loss of the assets held by the VIE.
(3)	For Loan and real estate VIEs, assets are primarily recorded in Loans, notes and mortgages. Assets related to VIEs that hold real estate investments are included in Other assets. Liabilities are primarily recorded in Short-term borrowings. Recourse relates to derivative contracts entered into with Merrill Lynch that are in a liability position.
(4)	For Guaranteed and other fund VIEs, the assets are reflected in Investment securities and Trading asset – corporate debt and preferred stock, and liabilities are reflected in Long- term borrowings. Recourse relates to Merrill Lynch’s maximum exposure to loss associated with derivative contracts that provide a minimum return to investors.
(5)	For Credit-linked note and other VIEs, the assets are reflected in Trading assets – corporate debt and preferred stock and liabilities are recorded in Long-term borrowings.
(6)	For CDOs/CLOs, assets are recorded in Trading assets – mortgage, mortgage-backed and asset-backed and Loans, notes and mortgages and liabilities are recorded in Long-term borrowings. Certain consolidated CDOs are established to provide full recourse secured financing to Merrill Lynch. The recourse associated with CDOs/CLOs relates to these consolidated transactions.

Merrill Lynch may also be a Sponsor/Significant VIH in VIEs. Where Merrill Lynch has involvement as a Sponsor/Significant VIH, it is required to disclose the size of the VIE, the assets and liabilities on its balance sheet related to transactions with the VIE, and its maximum exposure to loss as a result of its interest in the VIE.

As noted above, Sponsor/Significant VIH VIEs are separately categorized between securitization VIEs in which Merrill Lynch has transferred financial assets and has accounted for the transfer as a sale and non-securitization VIEs. The following table summarizes Merrill Lynch’s involvement with non-securitization Sponsor/Significant VIH VIEs as of December 26, 2008.

(dollars in millions)
		Assets on Merrill	Liabilities on	Maximum
Sponsor/Significant VIH		Lynch’s Balance	Merrill Lynch’s	Exposure
Type of VIE	Size of VIE(1)	Sheet(2)	Balance Sheet(2)	to Loss(3)

December 26, 2008
Loan and real estate VIEs(4)	$1,174	$560	$61	$560
Guaranteed and other funds(5)	1,845	271	537	271
Credit-linked note and other VIEs(6)	11,372	5,169	857	8,815

(1)	Size generally reflects the estimated principal of securities issued by the VIE or the principal of the underlying assets held by the VIE and serves to provide information on the relative size of the VIE as compared to Merrill Lynch’s involvement with the VIE.
(2)	Assets and Liabilities on Merrill Lynch’s Balance Sheet reflect the effect of FIN 39 balance sheet netting, if applicable.
(3)	The maximum exposure to loss includes: the assets held by Merrill Lynch - including the value of derivatives that are in an asset position, and the notional amount of liquidity and other support provided to VIEs generally through total return swaps over the assets of the VIE. The maximum exposure to loss for liquidity and other support assumes a total loss on the referenced assets held by the VIE.
(4)	The assets of Loan and real estate VIEs are primarily recorded in Loans, notes and mortgages. The liabilities of these VIEs are recorded in Trading liabilities – derivative contracts.
(5)	The assets of Guaranteed and other fund VIEs are recorded in Trading assets- derivative contracts or Trading assets – equities and convertible debentures, and liabilities are recorded in Trading liabilities – derivative contracts or Payables under repurchase agreements in instances where assets were transferred but the transfer did not meet the sale requirements of SFAS No. 140.
(6)	The assets/liabilities of Credit-linked note and other VIEs are recorded in Trading assets/liabilities-derivative contracts. In certain transactions, Merrill Lynch enters into total return swaps over assets held by the VIEs. Maximum exposure to loss represents the sum of the notional amount of these derivatives and the value of any assets on Merrill Lynch’s balance sheet.

The table below reflects Merrill Lynch’s involvement with VIEs at December 28, 2007. The information for transactions in which Merrill Lynch is considered a significant variable interest holder is not comparable to the information in the Sponsor/Significant VIH table above as it only includes VIEs in which Merrill Lynch had a significant variable interest. FSP FAS 140-4 and FIN 46(R) – 8 expanded the required population to include VIEs that Merrill Lynch sponsors. The Sponsor/Significant VIH table above does not provide comparative information as this information is not required by FSP FAS 140-4 and FIN 46(R)–8.

(dollars in millions)
			Significant Variable
	Primary Beneficiary		Interest Holder

	Net	Recourse	Total	Maximum
	Asset	to Merrill	Asset	Exposure
	Size(4)	Lynch(5)	Size(6)	to Loss

December 28, 2007
Loan and real estate VIEs	$15,420	$-	$307	$232
Guaranteed and other funds(1)	4,655	928	246	23
Credit-linked note and other VIEs(2)	83	-	5,438	9,081
Tax planning VIEs(3)	1	-	483	15

(1)	The maximum exposure for guaranteed and other funds is the fair value of Merrill Lynch’s investments, derivatives entered into with the VIEs if they are in an asset position, and liquidity and credit facilities with certain VIEs.
(2)	The maximum exposure for credit-linked note and other VIEs is the notional amount of total return swaps that Merrill Lynch has entered into with the VIEs. This assumes a total loss on the referenced asset underlying the total return swaps. The maximum exposure may be different than the total asset size due to the netting of certain derivatives in the VIE.
(3)	The maximum exposure for tax planning VIEs reflects indemnifications made by Merrill Lynch to investors in the VIEs.
(4)	This column reflects the size of the assets held in the VIE after accounting for intercompany eliminations and any balance sheet netting of assets and liabilities as permitted by FIN 39.
(5)	This column reflects the extent, if any, to which investors have recourse to Merrill Lynch beyond the assets held in the VIE. For certain loan and real estate VIEs, recourse to Merrill Lynch represents the notional amount of derivatives that Merrill Lynch has on the assets in the VIEs.
(6)	This column reflects the total size of the assets in the VIE.

Securitizations

In the normal course of business, Merrill Lynch securitizes commercial and residential mortgage loans, municipal, government, and corporate bonds, and other types of financial assets (as described above). In addition, Merrill Lynch sells financial assets to entities that are controlled and consolidated by third parties and provides financing to these entities under asset-backed financing arrangements (these transactions are reflected in the continued involvement table under Non-QSPEs Loans and real estate entities below). Merrill Lynch’s involvement with VIEs that are used to securitize financial assets includes: structuring and/or establishing VIEs; selling assets to VIEs; managing or servicing assets held by VIEs; underwriting, distributing, and making loans to VIEs; making markets in securities issued by VIEs; engaging in derivative transactions with VIEs; owning notes or certificates issued by VIEs; and/or providing liquidity facilities and other guarantees to, or for the benefit of, VIEs. In many instances Merrill Lynch has continued involvement with the transferred assets, including servicing, retaining or holding an interest in the issuances of the VIE, providing liquidity and other support to the VIEs or investors in the VIEs, and entering into derivative contracts with the VIEs.

The tables below further categorize securitization transactions between QSPEs and non-QSPEs by type of continued involvement. The type of continued involvement helps indicate the relevance of Merrill Lynch’s involvement with the transferred assets. It is Merrill Lynch’s view that securitizations where Merrill Lynch’s only continued involvement with the assets is through a derivative that does not absorb the risk of the assets in the VIE or QSPE should be distinguished from other securitizations. In these securitizations, Merrill Lynch’s relationship with the securitization VIE is no different from its relationship with other derivative counterparties.

The following table relates to securitizations where Merrill Lynch’s involvement is limited to derivatives that do not absorb the risk of the assets held by the entity:

(dollars in millions)
				Maximum
Limited Continued Involvement	Size/Principal	Assets on	Liabilities on	Exposure to	2008 Gain	2008 Cash
Type of Entity	Outstanding(1)	Balance Sheet(2)(4)	Balance Sheet(2)(4)	Loss(3)	on Sale	Flows

December 26, 2008
QSPEs:
Repackaging transactions	$4,267	$564	$316	$564	$-	$76
Non-QSPEs:
Credit-linked note and other VIEs	17,950	2,953	140	2,953	-	539
CDOs/CLOs	20,741	676	-	676	-	15

(1)	Size/Principal Outstanding reflects the estimated principal of the underlying assets held by the VIE/SPEs.
(2)	Assets and Liabilities on Merrill Lynch’s Balance Sheet reflect the effect of FIN 39 balance sheet netting, if applicable.
(3)	The maximum exposure to loss includes the value of derivatives that are in an asset position.
(4)	Assets and liabilities of these entities are all recorded in Trading assets – Derivative contracts or Trading liabilities – Derivative contracts.

The following table relates to securitizations where Merrill Lynch is servicer, retained interest holder, liquidity provider or enters into derivatives that absorb the risks of the assets held by the entity:

(dollars in millions)
Continued Involvement	Size/Principal	Assets on	Liabilities on	Maximum	2008 Loss	2008 Cash
Type of Entity	Outstanding(1)	Balance Sheet(2)	Balance Sheet(2)	Exposure to Loss(3)	on Sale	Flows

December 26, 2008
QSPEs:
Residential mortgage loans(4)	$78,162	$1,667	$207	$1,654	$-	$10,141
Municipal bonds(5)	9,377	487	674	8,644	-	5,824
Other(6)	18,366	288	-	288	-	1,091
Non-QSPEs:
Loan and real estate entities(7)	10,182	6,757	-	6,757	(22)	3,035
CDOs/CLOs(8)	59,475	3,584	344	8,155	-	(578)

(1)	Size/Principal Outstanding reflects the estimated principal of the underlying assets held by the VIE/SPEs.
(2)	Assets and Liabilities on Merrill Lynch’s Balance Sheet reflect the effect of FIN 39 balance sheet netting, if applicable.
(3)	The maximum exposure to loss includes the following: the assets held by Merrill Lynch – including the value of derivatives that are in an asset position and retained interests in the VIEs/SPEs; and the notional amount of liquidity and other support generally provided through total return swaps. The maximum exposure to loss for liquidity and other support assumes a total loss on the referenced assets held by the VIE.
(4)	For Residential mortgage loans QSPEs, assets on balance sheet are primarily securities issued by the entity and are recorded in Trading assets-mortgages, mortgage-backed and asset-backed or Investment securities. Derivatives with the SPEs are recorded in Trading assets – derivative contracts and Trading liabilities – derivative contracts.
(5)	For Municipal bond QSPEs, assets are recorded in Trading assets – municipals, money markets and physical commodities or Investment securities, and liabilities are recorded in Trading liabilities – derivative contracts. At December 26, 2008, the carrying value of the liquidity and other support related to these transactions was $674 million.
(6)	Other QSPEs primarily includes commercial mortgage securitizations. Assets are primarily recorded in Trading assets – mortgages, mortgage-backed and asset-backed.
(7)	For Loan and real estate VIEs, assets are included in Trading assets – corporate debt and preferred stock and Loans, notes and mortgages and primarily relate to asset-backed financing arrangements such as the sale of U.S. super senior ABS CDOs to an affiliate of Lone Star Funds.
(8)	For CDOs/CLOs, assets are recorded primarily in Trading assets – derivative contracts and mortgage, mortgage-backed, and asset-backed and liabilities are recorded in Trading liabilities – derivative contracts. The maximum exposure to loss includes approximately $4.9 billion notional amount of total return swaps over assets that were transferred to the CDOs by third parties (in these transactions, the assets that Merrill Lynch transferred to the CDOs are not covered by the total return swaps) and $177 million notional amount of senior liquidity facilities that provide support to CDOs/CLOs that hold assets that were transferred by Merrill Lynch.

In certain instances, Merrill Lynch retains interests in the senior tranche, subordinated tranche, and/or residual tranche of securities issued by VIEs that are created to securitize assets. The gain or loss on the sale of the assets is determined with reference to the previous carrying amount of the financial assets transferred, which is allocated between the assets sold and the retained interests, if any, based on their relative fair values at the date of transfer.

Generally, retained interests and contracts that are used to provide support to the VIE or the investors are recorded in the Consolidated Balance Sheets at fair value. To obtain fair values, observable market prices are used if available. Where observable market prices are unavailable, Merrill Lynch generally estimates fair value based on the present value of expected future cash flows using management’s best estimates of credit losses, prepayment rates, forward yield curves, and discount rates, commensurate with the risks involved. Retained interests are either held as trading assets, with changes in fair value recorded in the Consolidated Statements of (Loss)/Earnings, or as securities available-for-sale, with changes in fair value included in accumulated other comprehensive loss.

Retained interests held as available-for-sale are reviewed periodically for impairment. In certain cases liquidity facilities are accounted for as guarantees under FIN 45 (refer to Note 11 for more information) and a liability is recorded at fair value at the inception of the transaction.

Retained interests in securitized assets were approximately $1.8 billion and $6.1 billion at December 26, 2008 and December 28, 2007, respectively, which primarily relate to residential mortgage-related, municipal bond and commercial-related assets and corporate bond securitization transactions. Retained interests in securitized assets do not include loans made to entities under asset-backed financing arrangements.

The following table presents information on retained interests excluding the offsetting benefit of financial instruments used to hedge risks, held by Merrill Lynch as of December 26, 2008 arising from Merrill Lynch’s residential mortgage-related, municipal bond and commercial-related assets and corporate bond securitization transactions. The pre-tax sensitivities of the current fair value of the retained interests to immediate 10% and 20% adverse changes in assumptions and parameters are also shown.

(dollars in millions)
	Residential		Commercial Loans
	Mortgage	Municipal	and Corporate
	Loans	Bonds	Bonds

Retained interest amount	$406	$487	$947
Weighted average credit losses (rate per annum)(1)	0.0%	0.0%	1.9%
Impact on fair value of 10% adverse change	$(1)	$-	$(1)
Impact on fair value of 20% adverse change	$(1)	$-	$(3)
Weighted average discount rate	7.3%	2.7%	5.7%
Impact on fair value of 10% adverse change	$(8)	$(11)	$(6)
Impact on fair value of 20% adverse change	$(16)	$(17)	$(11)
Weighted average life (in years)	3.8	8.7	6.2
Weighted average prepayment speed (CPR)(2)	36.9%	-%	5.8%
Impact on fair value of 10% adverse change	$(2)	$-	$-
Impact on fair value of 20% adverse change	$(3)	$-	$(1)

CPR=Constant Prepayment Rate

(1)	Credit losses are computed only on positions for which expected credit loss is either a key assumption in the determination of fair value or is not reflected in the discount rate.
(2)	Relates to select securitization transactions where assets are prepayable.

The preceding sensitivity analysis is hypothetical and should be used with caution. In particular, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated independent of changes in any other assumption; in practice, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Further, changes in fair value based on a 10% or 20% variation in an assumption or parameter generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the sensitivity analysis does not include the offsetting benefit of financial instruments that Merrill Lynch utilizes to hedge risks, including credit, interest rate, and prepayment risk, that are inherent in the retained interests. These hedging strategies are structured to take into consideration the hypothetical stress scenarios above, such that they would be effective in principally offsetting Merrill Lynch’s exposure to loss in the event that these scenarios occur.

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

Changes in Merrill Lynch’s MSR balance are summarized below:

(dollars in millions)

Carrying Value

Mortgage servicing rights, December 28, 2007 (fair value is $476)	$389
Additions	6
Amortization	(153)
Valuation allowance adjustments	(33)

Mortgage servicing rights, December 26, 2008 (fair value is $243)	$209

The amount of contractually specified revenues for the years ended December 26, 2008 and December 28, 2007, which are included within managed accounts and other fee-based revenues in the Consolidated Statements of (Loss)/Earnings include:

(dollars in millions)

	2008	2007

Servicing fees	$351	$341
Ancillary and late fees	51	63

Total	$402	$404

The following table presents Merrill Lynch’s key assumptions used in measuring the fair value of MSRs at December 26, 2008 and the pre-tax sensitivity of the fair values to an immediate 10% and 20% adverse change in these assumptions:

(dollars in millions)

Fair value of capitalized MSRs	$243
Weighted average prepayment speed (CPR)	26.6%
Impact on fair value of 10% adverse change	$(15)
Impact on fair value of 20% adverse change	$(30)
Weighted average discount rate	17.0%
Impact on fair value of 10% adverse change	$(7)
Impact on fair value of 20% adverse change	$(16)

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

Note 7.  Loans, Notes, Mortgages and Related Commitments to Extend Credit

Loans, notes, mortgages and related commitments to extend credit include:

•	Consumer loans, which are substantially secured, including residential mortgages, home equity loans, and other loans to individuals for household, family, or other personal expenditures; and

•	Commercial loans including corporate and institutional loans (including corporate and financial sponsor, non-investment grade lending commitments), commercial mortgages, asset-based loans, small- and middle-market business loans, and other loans to businesses.

Loans, notes, mortgages and related commitments to extend credit at December 26, 2008 and December 28, 2007, are presented below. This disclosure includes commitments to extend credit that, if drawn upon, will result in loans held for investment or loans held for sale.

(dollars in millions)

	Loans		Commitments(1)

	2008	2007	2008(2)(3)	2007(3)

Consumer:
Mortgages	$29,397	$26,939	$8,269	$7,023
Other	1,360	5,392	2,582	3,298
Commercial and small- and middle-market business:
Investment grade	17,321	18,917	28,269	36,921
Non-investment grade	23,184	44,277	9,291	30,990

	71,262	95,525	48,411	78,232
Allowance for loan losses	(2,072)	(533)	-	-
Reserve for lending-related commitments	-	-	(2,471)	(1,408)

Total, net	$69,190	$94,992	$45,940	$76,824

(1)	Commitments are outstanding as of the date the commitment letter is issued and are comprised of closed and contingent commitments. Closed commitments represent the unfunded portion of existing commitments available for draw down. Contingent commitments are contingent on the borrower fulfilling certain conditions or upon a particular event, such as an acquisition. A portion of these contingent commitments may be syndicated among other lenders or replaced with capital markets funding.
(2)	See Note 11 for a maturity profile of these commitments.
(3)	In addition to the loan origination commitments included in the table above, at December 26, 2008, Merrill Lynch entered into agreements to purchase $284 million of loans that, upon settlement of the commitment, will be classified in loans held for investment and loans held for sale. Similar loan purchase commitments totaled $330 million at December 28, 2007. See Note 11 for additional information.

Activity in the allowance for loan losses is presented below:

(dollars in millions)

	2008	2007

Allowance for loan losses, at beginning of period	$533	$478
Provision for loan losses	1,886	169
Charge-offs	(360)	(73)
Recoveries	14	36

Net charge-offs	(346)	(37)
Other	(1)	(77)

Allowance for loan losses, at end of period	$2,072	$533

Consumer loans, which are substantially secured, consisted of approximately 379,000 individual loans at December 26, 2008. Commercial loans consisted of approximately 18,000 separate loans. The principal balance of non-accrual loans was $2.5 billion at December 26, 2008 and $607 million at December 28, 2007. The investment grade and non-investment grade categorization is determined using the credit rating agency equivalent of internal credit ratings. Non-investment grade counterparties are those rated lower than the BBB- category. In some cases Merrill Lynch enters into single name and index credit default swaps to mitigate credit exposure related to funded and unfunded commercial loans. The notional value of these swaps totaled $13.2 billion and $16.1 billion at December 26, 2008 and December 28, 2007, respectively.

The above amounts include $11.5 billion and $49.0 billion of loans held for sale at December 26, 2008 and December 28, 2007, respectively. Loans held for sale are loans that management expects to sell prior to maturity. At December 26, 2008, such loans consisted of $4.0 billion of consumer loans, primarily residential mortgages and automobile loans, and $7.5 billion of commercial loans, approximately 15% of which are to investment grade counterparties. At December 28, 2007, such loans consisted of $11.6 billion of consumer loans, primarily residential mortgages and automobile loans, and $37.4 billion of commercial loans, approximately 19% of which were to investment grade counterparties.

The fair values of loans, notes, and mortgages were approximately $64 billion and $95 billion at December 26, 2008 and December 28, 2007, respectively. Merrill Lynch estimates the fair value of loans utilizing a number of methods ranging from market price quotations to discounted cash flows.

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

Merrill Lynch holds loans that have certain features that may be viewed as increasing Merrill Lynch’s exposure to nonpayment risk by the borrower. These loans include commercial and residential loans held in loans, notes, and mortgages as of December 26, 2008 that have the following features:

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

The table below summarizes the level of exposure to each type of loan at December 26, 2008 and December 28, 2007:

(dollars in millions)

	2008(2)	2007(2)

Loans with negative amortization features	$229	$1,232
Loans where borrowers may be subject to payment increases(1)	22,041	15,697
Loans with high LTV ratios	1,490	5,478
Loans with both high LTV ratios and loans where borrowers may be subject to payment increases	4,101	3,315

(1)	Includes $10.2 billion and $5.9 billion of prime residential mortgage loans with low LTV ratios at December 26, 2008 and December 28, 2007, respectively, that were acquired or originated in connection with the acquisition of First Republic.
(2)	Includes loans from securitizations where due to Merrill Lynch’s inability to sell certain securities, the VIEs were not considered QSPEs thereby resulting in Merrill Lynch’s consolidation of the VIEs. Merrill Lynch’s exposure is limited to (i) any retained interest (see Note 6) and (ii) the representations and warranties made upon securitization (see Note 11).

Loans where borrowers may be subject to payment increases primarily include interest-only loans. This caption also includes mortgages with low initial rates. These loans are underwritten based on a variety of factors including, for example, the borrower’s credit history, debt to income ratio, employment, the LTV ratio, and the borrower’s disposable income and cash reserves, typically using a qualifying formula that conforms to the guidance issued by the federal banking agencies with respect to non-traditional mortgage loans.

In instances where the borrower is of lower credit standing, the loans are typically underwritten to have a lower LTV ratio and/or other mitigating factors.

High LTV loans include all mortgage loans where the LTV is greater than 80% and the borrower has not purchased private mortgage insurance (“PMI”). High LTV loans also include residential mortgage products where a mortgage and home equity loan are simultaneously established for the same property. The maximum original LTV ratio for the mortgage portfolio with no PMI or other security is 85%, which can, on an exception basis, be extended to 90%. In addition, the Mortgage 100SM product is included in this category. The Mortgage 100SM product permits high credit quality borrowers to pledge eligible securities in lieu of a traditional down payment. The securities portfolio is subject to daily monitoring, and additional collateral is required if the value of the pledged securities declines below certain levels.

The contractual amounts of these commitments represent the amounts at risk should the contract be fully drawn upon, the client defaults, and the value of the existing collateral becomes worthless. The total amount of outstanding commitments may not represent future cash requirements, as commitments may expire without being drawn upon. For a maturity profile of these and other commitments see Note 11.

Note 8.  Goodwill and Intangibles

Goodwill

Goodwill is the cost of an acquired company in excess of the fair value of identifiable net assets at acquisition date. Goodwill is tested annually (or more frequently under certain conditions) for impairment at the reporting unit level in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Merrill Lynch performs this test for the FICC, Equity Markets, Investment Banking, and GWM reporting units and compares the fair value of each reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit exceeds the carrying value, goodwill is not deemed to be impaired. If the fair value is less than the carrying value, a further analysis is required to determine the amount of impairment, if any. The fair values of the reporting units were determined by considering Merrill Lynch’s market capitalization as determined by the Bank of America acquisition price, price-to-earnings and price-to-book multiples, and discounted cash flow analyses.

Merrill Lynch conducted its annual goodwill impairment test as of September 26, 2008, which did not result in an impairment charge. Due to the severe deterioration in the financial markets in the fourth quarter of 2008 and the related impact on the fair value of Merrill Lynch’s reporting units, an impairment analysis was conducted during the fourth quarter of 2008. Based on this analysis, a non-cash impairment charge of $2.3 billion, primarily related to FICC, was recognized within the GMI business segment.

The following table sets forth the changes in the carrying amount of Merrill Lynch’s goodwill by business segment for the years ended December 26, 2008 and December 28, 2007:

(dollars in millions)
	GMI	GWM	Total

Goodwill:
December 29, 2006	$1,907	$302	$2,209
Goodwill acquired	1,009	1,315	2,324
Translation adjustment and other	54	3	57

December 28, 2007	2,970	1,620	4,590

Impairment charge	(2,300)	-	(2,300)
Translation adjustment and other	(69)	-	(69)

December 26, 2008	$601	$1,620	$2,221

GMI 2007 activity primarily relates to goodwill acquired in connection with the acquisition of First Franklin whose operations were integrated into GMI’s mortgage securitization business. GWM 2007 activity primarily relates to goodwill acquired in connection with the acquisition of First Republic.

Intangible Assets

Intangible assets at December 26, 2008 and December 28, 2007 consist primarily of value assigned to customer relationships and core deposits. Intangible assets with definite lives are tested for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) whenever certain conditions exist which would indicate the carrying amounts of such assets may not be recoverable. Intangible assets with definite lives are amortized over their respective estimated useful lives.

The table below presents the gross carrying amount, accumulated amortization, and net carrying amounts of other intangible assets as of December 26, 2008 and December 28, 2007:

(dollars in millions)

		2008	2007

Customer relationships	Gross Carrying Amount	$295	$311
	Accumulated amortization	(87)	(64)

	Net carrying amount	208	247

Core deposits	Gross Carrying Amount	194	194
	Accumulated amortization	(52)	(17)

	Net carrying amount	142	177

Other(1)	Gross Carrying Amount	122	139
	Accumulated amortization	(77)	(62)

	Net carrying amount	45	77

Total	Gross Carrying Amount	611	644
	Accumulated amortization	(216)	(143)

	Net carrying amount	$395	$501

(1)	Other is primarily related to trademarks and technology.

Amortization expense for the year ended December 26, 2008 was $97 million compared with $249 million in 2007, which included a $160 million write-off of identifiable intangible assets related to First Franklin mortgage broker relationships. Amortization expense for 2006 was $40 million.

The estimated future amortization of intangible assets through 2013 is as follows(1):

(dollars in millions)

2009	$72
2010	60
2011	56
2012	52
2013	48

(1)	The above amounts do not reflect the impact of acquisition accounting under SFAS 141(R) as of January 1, 2009.

Note 9.  Borrowings and Deposits

Prior to the Bank of America acquisition, ML & Co. was the primary issuer of all of Merrill Lynch’s debt instruments. For local tax or regulatory reasons, debt was also issued by certain subsidiaries.

Prior to the Bank of America acquisition, Merrill Lynch concentrated unsecured funding and the excess liquidity pool at ML & Co. to maintain sufficient funding sources to support business activities and ensure liquidity across market cycles. Following the completion of the Bank of America acquisition, ML & Co. became a subsidiary of Bank of America and established intercompany lending and borrowing arrangements to facilitate centralized liquidity management in the new organization. Included in these intercompany agreements is an initial $75 billion one-year, revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America for operating needs. Immediately following the acquisition, Merrill Lynch placed a substantial portion of its excess liquidity with Bank of America through an intercompany lending agreement. ML & Co will no longer be a primary issuer of new unsecured long-term borrowings under the Bank of America platform.

The value of Merrill Lynch’s debt instruments as recorded on the Consolidated Balance Sheets does not necessarily represent the amount that will be repaid at maturity. This is due to the following:

•	Certain debt issuances are issued at a discount to their redemption amount, which will accrete up to the redemption amount as they approach maturity;

•	Certain debt issuances are accounted for at fair value and incorporate changes in Merrill Lynch’s creditworthiness as well as other underlying risks (see Note 3);

•	Certain structured notes whose coupon or repayment terms are linked to the performance of debt and equity securities, indices, currencies or commodities reflect the fair value of those risks; and

•	Certain debt issuances are adjusted for the impact of fair value hedge accounting (see Note 1).

Total borrowings at December 26, 2008 and December 28, 2007, which are comprised of short-term borrowings, long-term borrowings and junior subordinated notes (related to trust preferred securities), consisted of the following:

(dollars in millions)
	2008	2007(2)

Senior debt issued by ML & Co.	$140,615	$148,190
Senior debt issued by subsidiaries — guaranteed by ML & Co.	11,598	14,878
Senior structured notes issued by ML & Co.	34,541	45,133
Senior structured notes issued by subsidiaries — guaranteed by ML & Co.	24,048	31,401
Subordinated debt issued by ML & Co.	13,317	10,887
Junior subordinated notes (related to trust preferred securities)	5,256	5,154
Other subsidiary financing — non-recourse(1) and/or not guaranteed by ML & Co.	13,454	35,398

Total	$242,829	$291,041

(1)	Other subsidiary financing — non-recourse is primarily attributable to collateralized borrowings of subsidiaries.
(2)	Certain 2007 amounts have been reclassified to conform with the current year’s presentation.

Borrowings and deposits at December 26, 2008 and December 28, 2007, are presented below:

(dollars in millions)
	2008	2007

Short-term borrowings
Commercial paper	$20,104	$12,908
Promissory notes	-	2,750
Secured short-term borrowings(1)	14,137	4,851
Other unsecured short-term borrowings	3,654	4,405

Total	$37,895	$24,914

Long-term borrowings(2)
Fixed-rate obligations(3)	$101,403	$102,020
Variable-rate obligations(4)(5)	96,511	156,743
Zero-coupon contingent convertible debt (LYONs®)	1,599	2,210
Other Zero-coupon obligations	165	-

Total	$199,678	$260,973

Deposits
U.S.	$79,528	$76,634
Non U.S.	16,579	27,353

Total	$96,107	$103,987

(1)	Consisted primarily of borrowings from Federal Home Loan Banks for both periods, and as of December 26, 2008, also included borrowings under a secured bank credit facility.
(2)	Excludes junior subordinated notes (related to trust preferred securities).

(3)	Fixed-rate obligations are generally swapped to floating rates.
(4)	Variable interest rates are generally based on rates such as LIBOR, the U.S. Treasury Bill Rate, or the Federal Funds Rate.
(5)	Included are various equity-linked, credit-linked or other indexed instruments.

The fair value of short-term borrowings approximated carrying values at December 26, 2008 and December 28, 2007. In determining fair value of long-term borrowings at December 26, 2008 and December 28, 2007 for the purposes of the disclosure requirements under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, an entity’s own creditworthiness is required to be incorporated into the fair value measurements per the guidance in SFAS No. 157. The fair value of total long-term borrowings is estimated using a discounted cash flow model with inputs for similar types of borrowing arrangements. The fair value of long-term borrowings at December 26, 2008 and December 28, 2007 that are not accounted for at fair value under SFAS No. 159 was approximately $15.1 billion and $9.0 billion, respectively, less than the carrying amounts primarily due to the widening of Merrill Lynch credit spreads. In addition, the amounts of long-term borrowings that are accounted for at fair value under SFAS No. 159 were approximately $49.5 billion and $76.3 billion at December 26, 2008 and December 28, 2007, respectively. The credit spread component for the long-term borrowings carried at fair value was $5.1 billion and $2.0 billion at December 26, 2008 and December 28, 2007, respectively, and has been included in earnings. Refer to Note 3.

The effective weighted-average interest rates for borrowings at December 26, 2008 and December 28, 2007 (excluding structured notes) were as follows:

	2008	2007

Short-term borrowings	2.95%	4.64%
Long-term borrowings	4.65	4.35
Junior subordinated notes (related to trust preferred securities)	6.83	6.91

Long-Term Borrowings

At December 26, 2008, long-term borrowings mature as follows (dollars in millions):

(dollars in millions)

Less than 1 year	$45,174	23%
1 – 2 years	25,481	13
2+ – 3 years	19,664	10
3+ – 4 years	19,083	10
4+ – 5 years	19,393	10
Greater than 5 years	70,883	34

Total	$199,678	100%

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

Except for the $1.6 billion of aggregate principal amount of floating rate zero-coupon contingently convertible liquid yield option notes (“LYONs®”) that were outstanding at December 26, 2008, the $4.0 billion credit facility described below, the $7.5 billion secured short-term credit facility described below and the $10.0 billion short-term unsecured credit facility described below, senior and subordinated debt obligations issued by ML & Co. and senior debt issued by subsidiaries and guaranteed by ML & Co. did not contain provisions that could, upon an adverse change in ML & Co.’s credit rating, financial ratios, earnings, cash flows, or stock price, trigger a requirement for an early payment, additional collateral support, changes in terms, acceleration of maturity, or the creation of an additional financial obligation.

Floating Rate LYONs®

At December 26, 2008, $1.6 billion of LYONs® were outstanding. The LYONs® are unsecured and unsubordinated indebtedness of Merrill Lynch and mature in 2032.

At maturity, holders of the LYONs® will receive the original principal amount of $1,000 increased daily by a rate that resets on a quarterly basis. Upon conversion, holders of the LYONs® will receive the value of 16.8528 shares of Merrill Lynch common stock based on the conditions described below. This value will be paid in cash in an amount equal to the contingent principal amount of the LYONs® on the conversion date and the remainder, at Merrill Lynch’s election, will be paid in cash, common stock or a combination thereof.

In addition, under the terms of the LYONs®:

•	Merrill Lynch may redeem the LYONs® at any time on or after March 13, 2014.

•	Investors may require Merrill Lynch to repurchase the LYONs® in 2010, 2012, 2014, 2017, 2022 and 2027. Repurchases may be settled only in cash.

•	Until March 2014, the conversion rate on the LYONS® will be adjusted upon the issuance of a quarterly cash dividend to holders of Merrill Lynch common stock to the extent that such dividend exceeds $0.16 per share. In 2008, Merrill Lynch’s common stock dividend exceeded $0.16 per share and, as a result, Merrill Lynch adjusted the conversion ratio to 16.8528 from 16.5000. In addition, the conversion rate on the LYONs® will be adjusted for any other cash dividends or distributions to all holders of Merrill Lynch common stock until March 2014. After March 2014, cash dividends and distributions will cause the conversion ratio to be adjusted only to the extent such dividends are extraordinary.

•	The conversion rate on the LYONs® will also adjust upon: (1) dividends or distributions payable in Merrill Lynch common stock, (2) subdivisions, combinations or certain reclassifications of Merrill Lynch common stock, (3) distributions to all holders of Merrill Lynch common stock of certain rights to purchase the stock at less than the sale price of Merrill Lynch common stock at that time, and (4) distributions of Merrill Lynch assets or debt securities to holders of Merrill Lynch common stock (including certain cash dividends and distributions as described above).

The LYONs® may be converted based on any of the following conditions:

•	If the closing price of Merrill Lynch common stock for at least 20 of the last 30 consecutive trading days ending on the last day of the calendar quarter is more than the conversion trigger price. The conversion trigger price for the LYONs® at December 31, 2008 was $78.04. That is, on and after January 1, 2009, a holder could have converted LYONs® into the value of 16.8528 shares of Merrill Lynch common stock if the Merrill Lynch stock price had been greater than $78.04 for at least 20 of the last 30 consecutive trading days ending December 31, 2008;

•	During any period in which the credit rating of the LYONs® is Baa1 or lower by Moody’s Investor Services, Inc., BBB+ or lower by Standard & Poor’s Credit Market Services, or BBB+ or lower by Fitch, Inc.;

•	If the LYONs® are called for redemption;

•	If Merrill Lynch is party to a consolidation, merger or binding share exchange; or

•	If Merrill Lynch makes a distribution that has a per share value equal to more than 15% of the sale price of its shares on the day preceding the declaration date for such distribution.

Following the completion of Bank of America’s acquisition of ML & Co., a change in control event under the terms of the LYONs®, Merrill Lynch was required to make certain adjustments to the terms of the LYONs® and offer to repurchase the LYONs®.

On January 1, 2009, Merrill Lynch amended the conversion rate to 14.4850 shares of Bank of America common stock. Increases to the conversion rate may occur if Bank of America’s quarterly dividend exceeds $0.1375 per share. The amendments were in accordance with the merger consideration of 0.8595 shares of Bank of America common stock for one share of Merrill Lynch common stock. The conversion trigger prices and conversion rate adjustment events described above also are now related to Bank of America common stock.

On January 22, 2009, Merrill Lynch offered to repurchase the LYONs® at the accreted price of $1,095.98 for each $1,000 original principal amount. LYONs® holders have until February 23, 2009 to validly submit the securities for repurchase.

Junior Subordinated Notes (related to trust preferred securities)

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

The following table summarizes Merrill Lynch’s trust preferred securities as of December 26, 2008.

(dollars in millions)
		AGGREGATE
		PRINCIPAL
		AMOUNT	AGGREGATE
		OF TRUST	PRINCIPAL	ANNUAL		EARLIEST
	ISSUE	PREFERRED	AMOUNT	DISTRIBUTION	STATED	REDEMPTION
TRUST	DATE	SECURITIES	OF NOTES	RATE	MATURITY	DATE

ML Preferred Capital Trust III	Jan–1998	$750	$900	7.00%	Perpetual	Mar–2008
ML Preferred Capital Trust IV	Jun–1998	400	480	7.12	Perpetual	Jun–2008
ML Preferred Capital Trust V	Nov–1998	850	1,021	7.28	Perpetual	Sep–2008
ML Capital Trust I	Dec–2006	1,050	1,051	6.45	Dec–2066(1)	Dec–2011
ML Capital Trust II	May–2007	950	951	6.45	Jun–2062(2)	Jun–2012
ML Capital Trust III	Aug–2007	750	751	7.375	Sep–2062(3)	Sep–2012

Total		$4,750(4)	$5,154

(1)	Merrill Lynch has the option to extend the maturity of the junior subordinated note until December 2086.
(2)	Merrill Lynch has the option to extend the maturity of the junior subordinated note until June 2087.
(3)	Merrill Lynch has the option to extend the maturity of the junior subordinated note until September 2087.
(4)	Includes related investments of $25 million, which are deducted for equity capital purposes.

Committed Credit Facilities

Merrill Lynch maintains credit facilities that are available to cover regular and contingent funding needs. Following the Bank of America acquisition, certain sources of liquidity were centralized, and ML & Co. terminated all of its external committed credit facilities.

Merrill Lynch maintained a committed, three-year multi-currency, unsecured bank credit facility that totaled $4.0 billion as of December 26, 2008. Merrill Lynch borrowed regularly from this facility as an additional funding source to conduct normal business activities. At both December 26, 2008 and December 28, 2007, Merrill Lynch had $1.0 billion of borrowings outstanding under this facility. Following the completion of the Bank of America acquisition, Merrill Lynch repaid the outstanding borrowings and terminated the facility in January 2009.

Merrill Lynch maintained a $2.7 billion and $3.5 billion committed, secured credit facility, at December 26, 2008 and December 28, 2007, respectively. There were no borrowings under the facility at December 26, 2008. Following the completion of the Bank of America acquisition, Merrill Lynch terminated the facility in January 2009.

In December 2008, Merrill Lynch decided not to seek a renewal of a $3.0 billion committed, secured credit facility. There were no borrowings under the facility at termination. At December 28, 2007 the facility was outstanding for $3.0 billion and there were no borrowings.

In October 2008, Merrill Lynch entered into a $10.0 billion committed unsecured bank revolving credit facility with Bank of America, N.A. with borrowings guaranteed under the FDIC’s guarantee program. There were no borrowings under the facility at December 26, 2008. Following the completion of the Bank of America acquisition, the facility was terminated.

In September 2008, Merrill Lynch established an additional $7.5 billion bilateral secured credit facility with Bank of America. There was $3.5 billion outstanding under this facility at year end. Following the completion of the Bank of America acquisition, Merrill Lynch repaid the outstanding borrowings and the facility was terminated.

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

Deposits

Deposits at December 26, 2008 and December 28, 2007, are presented below:

(dollars in millions)
	2008	2007

U.S.
Savings and Demand Deposits(1)	$71,377	$69,707
Time Deposits	8,151	6,927

Total U.S. Deposits	79,528	76,634
Non-U.S.
Non-interest bearing	664	803
Interest bearing	15,915	26,550

Total Non-U.S. Deposits	16,579	27,353

Total Deposits	$96,107	$103,987

(1)	Includes $1.9 billion and $1.8 billion of non-interest bearing demand deposits as of December 26, 2008 and December 28, 2007, respectively.

Certificates of deposit and other time deposit accounts issued in amounts of $100,000 or more totaled $6.5 billion and $5.8 billion at December 26, 2008 and December 28, 2007, respectively. At December 26, 2008, $2.3 billion of these deposits mature in three months or less, $2.5 billion mature in more than three but less than six months and the remaining balance matures in more than six months.

The effective weighted-average interest rate for deposits, which includes the impact of hedges, was 0.9% and 3.5% at December 26, 2008 and December 28, 2007, respectively. The fair values of deposits approximated carrying values at December 26, 2008 and December 28, 2007.

Other

Merrill Lynch also obtains standby letters of credit from issuing banks to satisfy various counterparty collateral requirements, in lieu of depositing cash or securities collateral. Such standby letters of credit aggregated $2.6 billion and $5.8 billion at December 26, 2008 and December 28, 2007, respectively.

Note 10.  Stockholders’ Equity and Earnings Per Share

See Note 1 for a discussion of the Bank of America acquisition, which was completed on January 1, 2009, and its impact to common and preferred shareholders of Merrill Lynch. The following disclosures reflect Merrill Lynch’s historical stockholders’ equity through December 26, 2008 and do not reflect the effects of the January 1, 2009 acquisition by Bank of America.

Preferred Equity

ML & Co. is authorized to issue 25 million shares of undesignated preferred stock, $1.00 par value per share. All shares of outstanding preferred stock constitute one and the same class and have equal rank and priority over common stockholders as to dividends and in the event of liquidation. All shares are perpetual, non-cumulative and dividends are payable quarterly when, and if, declared by the Board of Directors. Each share of preferred stock of Series 1 through Series 5 has a liquidation preference of $30,000, is represented by 1,200 depositary shares and is redeemable at Merrill Lynch’s option at a redemption price equal to $30,000 plus declared and unpaid dividends, without accumulation of any undeclared dividends.

On April 29, 2008, Merrill Lynch issued $2.7 billion of new perpetual 8.625% Non-Cumulative Preferred Stock, Series 8.

On September 21, 2007, in connection with the acquisition of First Republic, Merrill Lynch issued two new series of preferred stock, $65 million in aggregate principal amount of 6.70% Non-Cumulative, Perpetual Preferred Stock, Series 6, and $50 million in aggregate principal amount of 6.25% Non-Cumulative, Perpetual Preferred Stock, Series 7. Each share of preferred stock of series 6 and 7 has a liquidation preference of $1,000. Upon closing the First Republic acquisition, Merrill Lynch also issued 11.6 million shares of common stock, par value $1.33 1/3 per share, as consideration.

On March 20, 2007, Merrill Lynch issued $1.5 billion in aggregate principal amount of Floating Rate, Non-Cumulative, Perpetual Preferred Stock, Series 5.

The following table summarizes Merrill Lynch’s preferred stock (excluding Mandatory Convertible securities) issued at December 26, 2008.

(dollars in millions)
		INITIAL	TOTAL	AGGREGATE		EARLIEST
		ISSUE	SHARES	LIQUIDATION		REDEMPTION
SERIES	DESCRIPTION	DATE	ISSUED	PREFERENCE	DIVIDEND	DATE

1	Perpetual Floating Rate Non-Cumulative	Nov-2004	21,000	$630	3-mo LIBOR + 75bps(2)	Nov-2009
2	Perpetual Floating Rate	Mar-2005	37,000	1,110	3-mo LIBOR +	Nov-2009
	Non-Cumulative				65bps(2)
3	Perpetual 6.375% Non-Cumulative	Nov-2005	27,000	810	6.375%	Nov-2010
4	Perpetual Floating Rate	Nov-2005	20,000	600	3-mo LIBOR +	Nov-2010
	Non-Cumulative				75bps(3)
5	Perpetual Floating Rate	Mar-2007	50,000	1,500	3-mo LIBOR +	May-2012
	Non-Cumulative				50bps(3)
6	Perpetual 6.70% Non-Cumulative	Sept-2007	65,000	65	6.700%	Feb-2009
7	Perpetual 6.25% Non-Cumulative	Sept-2007	50,000	50	6.250%	Mar-2010
8	Perpetual 8.625% Non-Cumulative	Apr-2008	89,100	2,673	8.625%	May-2013

Total			359,100	$7,438(1)

(1)	Preferred stockholders’ equity reported on the Consolidated Balance Sheets is reduced by amounts held in inventory as a result of market making activities.
(2)	Subject to 3.00% minimum rate per annum.
(3)	Subject to 4.00% minimum rate per annum.

Mandatory Convertible

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

On July 28, 2008, holders of $4.9 billion of the $6.6 billion of outstanding Series 1 convertible preferred stock agreed to exchange their Series 1 convertible preferred stock for approximately 177 million shares of common stock, plus $65 million in cash. Holders of the remaining $1.7 billion of outstanding Series 1 convertible preferred stock agreed to exchange their preferred stock for new mandatory convertible preferred stock described below. Because all holders of Series 1 convertible preferred stock exchanged their shares, the reset feature associated with the Series 1 convertible preferred stock was eliminated. In connection with the exchange of the Series 1 convertible preferred stock and in satisfaction of its obligations under the reset provisions of the Series 1 convertible preferred stock, Merrill Lynch recorded additional preferred dividends of $2.1 billion in the third quarter of 2008.

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

The conversion rates described above are subject to certain anti-dilution provisions. Holders of the new convertible preferred stock may elect to convert anytime prior to October 15, 2010 into the minimum number of shares permitted under the conversion formula. In addition, Merrill Lynch has the ability to accelerate conversion in the event that the convertible preferred stock no longer qualifies as Tier 1 capital for regulatory purposes. Upon an accelerated conversion, a holder will receive the maximum number of shares permitted under the conversion formula. In addition, Merrill Lynch will pay the holder of the new convertible preferred stock an amount equal to the present value of the remaining fixed dividend payments through and including the original mandatory conversion date.

The convertible preferred stock that was outstanding immediately prior to the completion of the Bank of America acquisition remained issued and outstanding subsequent to the acquisition, but is now convertible into Bank of America common stock with the conversion prices adjusted based on the exchange ratio of 0.8595 Bank of America common shares per Merrill Lynch common share.

Dividends on the new convertible preferred stock, if and when declared, are payable in cash on a quarterly basis in arrears on February 28, May 28, August 28 and November 28 of each year through the mandatory conversion date. Merrill Lynch can not declare dividends on its common stock unless dividends are declared on the new convertible preferred stock.

Common Stock

On December 24, 2007, Merrill Lynch reached agreements with each of Temasek and Davis Selected Advisors LP (“Davis”) to sell an aggregate of 116.7 million shares of newly issued ML & Co. common stock, par value $1.33 1/3 per share, at $48.00 per share, for an aggregate purchase price of approximately $5.6 billion.

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

On July 28, 2008, Merrill Lynch announced a public offering of 437 million shares of common stock (including the exercise of the over-allotment option) at a price of $22.50 per share, for an aggregate amount of $9.8 billion. In satisfaction of Merrill Lynch’s obligations under the reset provisions contained in the investment agreement with Temasek, Merrill Lynch paid Temasek $2.5 billion, all of which was invested in the offering at the public offering price without any future reset protection. On August 1, 2008, Merrill Lynch issued 368,273,954 shares of common stock as part of the offering. On September 26, 2008 an additional 68,726,046 shares of common stock were issued to Temasek after receipt of the requisite regulatory approvals. In total, Temasek received $3.4 billion of common stock in the offering. The $2.5 billion payment to Temasek was recorded as an expense in the Consolidated Statement of (Loss)/Earnings for the year-ended December 26, 2008.

Merrill Lynch did not repurchase any common stock during 2008. During 2007, Merrill Lynch repurchased 62.1 million common shares at an average repurchase price of $84.88 per share. On April 30, 2007 the Board of Directors authorized the repurchase of an additional $6 billion of Merrill Lynch’s outstanding common shares. During 2007, Merrill Lynch had completed the $5 billion repurchase program authorized in October 2006 and had $4.0 billion of authorized repurchase capacity remaining under the repurchase program authorized in April 2007.

Upon closing the First Republic acquisition on September 21, 2007, Merrill Lynch issued 11.6 million shares of common stock as a portion of the consideration.

On January 18, 2007, the Board of Directors declared a 40% increase in the regular quarterly dividend to $0.35 per common share, from $0.25 per common share. Dividends paid on common stock were $1.40 per share in 2008 and 2007 and $1.00 per share in 2006.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss represents cumulative gains and losses on items that are not reflected in (loss)/earnings. The balances at December 26, 2008 and December 28, 2007 are as follows:

(dollars in millions)
	2008	2007

Foreign currency translation adjustment
Unrealized (losses), net of gains	$(942)	$(1,636)
Income taxes	197	1,195

Total	(745)	(441)

Unrealized (losses) on investment securities available-for-sale
Unrealized (losses), net of gains	(10,099)	(2,759)
Adjustments for:
Adjustment to initially apply SFAS No. 159	-	277
Income taxes	4,061	973

Total	(6,038)	(1,509)

Deferred gains on cash flow hedges
Deferred gains	135	136
Income taxes	(54)	(53)

Total	81	83

Defined benefit pension and postretirement plans
Net actuarial gains	538	49
Net prior service cost	66	70
Foreign currency translation gain	53	58
Adjustment to apply SFAS No. 158 change in measurement date	2	-
Income taxes	(275)	(101)

Total	384	76

Total accumulated other comprehensive loss	$(6,318)	$(1,791)

Earnings Per Share

Basic EPS is calculated by dividing earnings applicable to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents the computations of basic and diluted EPS:

(dollars in millions, except per share amounts)

	2008	2007	2006

Net (loss)/earnings from continuing operations	$(27,551)	$(8,637)	$7,097
Net (loss)/earnings from discontinued operations	(61)	860	402
Preferred stock dividends	(2,869)	(270)	(188)

Net (loss)/earnings applicable to common shareholders — for basic EPS	(30,481)	(8,047)	7,311
Interest expense on LYONs®	-	-	1

Net (loss)/earnings applicable to common shareholders — for diluted EPS(1)	$(30,481)	$(8,047)	$7,312

(shares in thousands)
Weighted-average basic shares outstanding(2)	1,225,611	830,415	868,095
Effect of dilutive instruments:
Employee stock options(3)	-	-	42,802
FACAAP shares(3)	-	-	21,724
Restricted shares and units(3)	-	-	28,496
Convertible LYONs®(4)	-	-	1,835
ESPP shares(3)	-	-	10

Dilutive potential common shares	-	-	94,867

Diluted Shares(5)(6)	1,225,611	830,415	962,962

Basic EPS from continuing operations	$(24.82)	$(10.73)	$7.96
Basic EPS from discontinued operations	(0.05)	1.04	0.46

Basic EPS	$(24.87)	$(9.69)	$8.42

Diluted EPS from continuing operations	$(24.82)	$(10.73)	$7.17
Diluted EPS from discontinued operations	(0.05)	1.04	0.42

Diluted EPS	$(24.87)	$(9.69)	$7.59

(1)	Due to the net loss for the year ended December 26, 2008, inclusion of the incremental shares on the Mandatory Convertible Preferred Stock would be antidilutive and, therefore, those shares have not been included as part of the Diluted EPS calculation. See Mandatory Convertible section above for additional information.
(2)	Includes shares exchangeable into common stock.
(3)	See Note 13 for a description of these instruments.
(4)	See Note 9 for additional information on LYONs®.
(5)	Due to the net loss for the year-ended December 28, 2007, the Diluted EPS calculation excludes 192 million instruments as they were antidilutive. At year-end 2006 there were 25,119 instruments that were antidilutive and thus were not included in the above calculations.
(6)	Due to the net loss for the year-ended December 26, 2008, the Diluted EPS calculation excludes 585 million instruments as they were antidilutive.

Note 11.  Commitments, Contingencies and Guarantees

Litigation

In the ordinary course of business as a global diversified financial services institution, the Company is routinely a defendant in many pending and threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. The Company is also subject to regulatory examinations, information gathering requests, inquiries, and investigations. In connection with formal and informal inquiries by its regulators, it receives numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of its regulated activities.

In view of the inherent difficulty of predicting the outcome of such litigation and regulatory matters, particularly where the claimants seek unspecified or very large damages or where the matters present novel legal theories or involve a large number of parties, the Company cannot state with confidence what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each pending matter may be.

In accordance with SFAS No. 5, Accounting for Contingencies, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, the Company does not establish reserves. In many matters, including most class action lawsuits, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the matter is close to resolution, in which case no accrual is made until that time. Based on current knowledge, management does not believe that loss contingencies arising from pending litigation and regulatory matters, including the litigation and regulatory matters described below, will have a material adverse effect on the consolidated financial position or liquidity of the Company, but may be material to the Company’s operating results or cash flows for any particular reporting period and may impact its credit ratings.

Specific Litigation

IPO Allocation Litigation

In re Initial Public Offering Securities Litigation:  Beginning in 2001, the Company was named as one of the defendants in approximately 110 securities class action complaints alleging that dozens of underwriter defendants artificially inflated and maintained the stock prices of securities by creating an artificially high post-IPO demand for shares. On October 13, 2004, the U.S. District Court of the Southern District of New York, having previously denied defendants’ motions to dismiss, issued an order allowing certain of these cases to proceed against the underwriter defendants as class actions. On December 5, 2006, the Second Circuit Court of Appeals reversed this order, holding that the district court erred in certifying these cases as class actions. On September 27, 2007, plaintiffs again moved for class certification. On December 21, 2007, defendants filed their opposition to plaintiffs’ motion. The court has not issued a decision on the class certification issue. Most of the parties in the case, including the Company, have agreed in principle to a settlement of the case, subject to court approval. The Company’s portion of the settlement has been fully accrued and reflected in the Company’s consolidated financial statements.

Enron Litigation

Newby v. Enron Corp. et al.:  On April 8, 2002, the Company was added as a defendant in a consolidated class action filed in the U.S. District Court for the Southern District of Texas on behalf of the purchasers of Enron’s publicly traded equity and debt securities during the period October 19, 1998 through November 27, 2001. The complaint alleges, among other things, that the Company engaged in improper transactions in the fourth quarter of 1999 that helped Enron misrepresent its earnings and revenues in the fourth quarter of 1999. The district court denied the Company’s motions to dismiss, and certified a class action by Enron shareholders and bondholders against the Company and other defendants. On March 19, 2007, the Fifth Circuit Court of Appeals reversed the district court’s decision certifying the case as a class action. On January 22, 2008, the Supreme Court denied plaintiffs’ petition to review the Fifth Circuit’s decision. The parties are currently awaiting the Court’s decision on the Company’s request to dismiss the case based on the Fifth Circuit’s March 19, 2007 decision rejecting class certification and the Supreme Court’s January 15, 2008 decision rejecting liability in another case, Stoneridge Investment v. Scientific Atlanta. Other individual actions have been brought against the Company and other investment firms in connection with their Enron-related activities. There has been no adjudication of the merits of these claims.

Subprime Mortgage-Related Litigation

In re Merrill Lynch & Co., Inc. Securities, Derivative, and ERISA Litigation:  Beginning in October 2007, the Company was named in putative class actions filed on behalf of certain persons who acquired Merrill Lynch securities (the “Securities Action”) or participated in Merrill Lynch retirement plans (the “ERISA Action”) and purported shareholder derivative actions (the “Derivative Actions”) that have largely been consolidated under the caption, In re Merrill Lynch & Co., Inc. Securities, Derivative, and ERISA Litigation, filed in the U.S. District Court for the Southern District of New York. The complaints allege, among other things, that the defendants misrepresented and omitted facts related to Merrill Lynch’s exposure to subprime collateralized debt obligations and subprime lending markets in violation of the federal securities laws, and seek damages in unspecified amounts. The Securities Action plaintiffs allege harm to investors who purchased Merrill Lynch securities during the class period; the ERISA Action plaintiffs allege harm to employees who invested retirement assets in Merrill Lynch securities, in violation of the Employee Retirement Income Security Act of 1974 (“ERISA”); and the plaintiffs in the Derivative Actions allege harm to Merrill Lynch itself from alleged breaches of fiduciary duty. In January 2009, the parties entered into agreements in principle to settle the Securities Action for $475 million and the ERISA Action for $75 million, all of which has been accrued and reflected in the Company’s consolidated financial statements. The settlements are subject to a number of conditions, including court approval and confirmatory discovery, and were reached without any adjudication of the merits or finding of liability. On February 17, 2009, the court granted Defendants’ motion to dismiss the Derivative Actions.

Louisiana Sheriffs’ Pension & Relief Fund v. Conway, et al.:  On October 3, 2008, the Louisiana Sheriffs’ Pension & Relief Fund and the Louisiana Municipal Police Employees’ Retirement System filed a class action against Merrill Lynch, MLPF&S, and certain present and former officers and directors in New York Supreme Court. The complaint seeks relief on behalf of all persons who purchased or otherwise acquired Merrill Lynch debt securities issued pursuant to a shelf registration statement dated March 31, 2006. The complaint alleges that Merrill Lynch’s prospectuses misstated Merrill Lynch’s financial condition and failed to disclose its exposures to losses from investments tied to subprime and other mortgages, as well as its liability arising from its participation in the market for auction rate securities. On October 22, 2008, the case was removed to federal court and on November 5, 2008 it was accepted as a related case to In re Merrill Lynch & Co., Inc. Securities, Derivative, and ERISA Litigation. On February 9, 2009, Merrill Lynch filed a motion to dismiss the action.

Connecticut Carpenters Pension Fund, et al. v. Merrill Lynch & Co., Inc., et al.:  On December 5, 2008, a class action complaint was filed against Merrill Lynch and affiliated entities in the Superior Court of the State of California, County of Los Angeles on behalf of persons who purchased billions of dollars of Merrill Lynch Mortgage Trust Certificates pursuant or traceable to registration statements that Merrill Lynch Mortgage Investors, Inc. filed with the SEC on August 5, 2005, December 21, 2005, and February 2, 2007. The complaint alleges that the registration statements misrepresented or omitted material facts regarding the quality of the mortgage pools underlying the Trusts, the mortgages’ loan-to-value ratios and other criteria that were used to qualify borrowers for mortgages. Merrill Lynch intends to file a motion to dismiss or an answer denying the principal allegations in the complaint.

Iron Workers Local No. 25 Pension Fund v. Credit-Based Asset Servicing and Securitization LLC, et al.:  On December 12, 2008, a class action complaint was filed against Merrill Lynch and others in the U.S. District Court for the Southern District of New York on behalf of persons who purchased approximately $476 million of asset-backed certificates pursuant or traceable to a registration statement that Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) filed with the SEC on April 26,

2007. The complaint alleges that Merrill Lynch and an affiliate acted either as underwriter or depositor for C-BASS and are liable for alleged misrepresentations or omissions in the C-BASS registration statement regarding the underwriting standards purportedly used in connection with the underwriting of the mortgage loans underlying the asset-backed certificates, the loan-to-value ratios used to qualify borrowers, the appraisals of properties underlying the mortgage loans, and the debt-to-income ratios for applicants associated with the underlying mortgage loans. Merrill Lynch intends to file a motion to dismiss or an answer denying the principal allegations in the complaint.

Public Employees’ Retirement System of Mississippi v. Merrill Lynch & Co. Inc.: On February 17, 2009, the Public Employees’ Retirement System of Mississippi filed a putative class action against Merrill Lynch and others in the U.S. District Court for the Southern District of New York on behalf of persons who purchased approximately $55 billion of Merrill Lynch Mortgage Trust Certificates pursuant or traceable to registration statements that Merrill Lynch Mortgage Investors, Inc. filed with the SEC on December 21, 2005 and February 2, 2007. The complaint alleges that the registration statements and accompanying prospectuses and prospectus supplements misrepresented or omitted material facts regarding the underwriting standards used to originate the mortgages in the mortgage pools underlying the Trusts, the process by which Merrill Lynch Mortgage Lending and First Franklin Financial Corp. acquired the mortgage pools, and the appraisals of the homes secured by the mortgages. Plaintiffs seek to recover alleged losses in the market value of the Certificates allegedly caused by the performance of the underlying mortgages or to rescind their purchases of the Certificates. Merrill Lynch intends to file a motion to dismiss or an answer denying the principal allegations in the complaint.

In addition to the above class actions, Merrill Lynch is a respondent or defendant in arbitrations and lawsuits brought by customers relating to the purchase of subprime-related securities that, in the aggregate, allege hundreds of millions of dollars of damages. The complaints in these cases generally allege causes of action for negligence, breach of duty, and fraud. Merrill Lynch is defending itself in these actions.

Lehman Brothers Litigation

In re Lehman Brothers Securities and ERISA Litigation:  The Company, along with other underwriters and individuals, has been named as a defendant in several putative class action complaints filed in the U.S. District Court for the Southern District of New York and state courts in New York and Arkansas. Plaintiffs allege that the underwriter defendants violated Sections 11 and 12 of the Securities Act of 1933 by making false or misleading disclosures in connection with various debt and convertible stock offerings of Lehman Brothers Holdings, Inc. and seek unspecified damages. On January 9, 2009, the court entered an order consolidating most of the cases under the caption In re Lehman Brothers Securities and ERISA Litigation, and ordered the plaintiffs to file consolidated amended complaints within 45 days of the order and for the defendants to file answers or motions to dismiss 45 days thereafter.

Auction Rate Litigation

Burton v. Merrill Lynch & Co., Inc., et al.:  On March 25, 2008, a purported class action was filed in the U.S. District Court for the Southern District of New York against the Company on behalf of persons who purchased and continue to hold auction rate securities offered for sale by the Company between March 25, 2003 and February 13, 2008. The complaint alleges that the Company failed to disclose material facts about auction rate securities. A similar action, captioned Stanton v. Merrill Lynch & Co., Inc., et al., was filed the next day in the same court. On October 31, 2008, the two cases were consolidated, and on December 10, 2008, a consolidated class action amended complaint was filed. On January 9, 2009, the court entered an order requiring the defendants to respond to the consolidated class action amended complaint on or before February 27, 2009. Merrill Lynch intends to move to dismiss or file an answer denying the principal allegations in the complaint.

Mayor and City Council of Baltimore Maryland v. Citigroup, Inc., et al. and Russell Mayfield, et al. v. Citigroup, Inc., et al.:  On September 4, 2008, plaintiffs filed two purported class actions under the antitrust laws against over a dozen defendants in the U.S. District Court for the Southern District of New York. One seeks to represent a class of issuers of auction rate securities underwritten by the defendants between May 12, 2003 and February 13, 2008. The other seeks to represent a class of persons who acquired auction rate securities directly from defendants and who held those securities as of February 13, 2008. Plaintiffs allege that the defendants colluded in connection with their auction rate securities practices. On January 15, 2009, defendants, including Merrill Lynch, moved to dismiss the complaints. Briefing on the motion is scheduled to be completed by April 16, 2009.

Merrill Lynch has entered into agreements in principle to settle regulatory actions related to its sale of ARS. As part of these settlements, Merrill Lynch agreed to offer to purchase ARS held by certain individuals, charities, and non-profit corporations and to pay a fine of $125 million.

Diane Blas v. O’Neal, et al. and Louisiana Municipal Police Employees Retirement System v. Thain, et al.:   On August 21, 2008, and August 28, 2008, plaintiffs filed shareholder derivative actions in the U.S. District Court for the Southern District of New York alleging that directors, officers, and other employees of Merrill Lynch breached their fiduciary duties in connection with the auction rate securities issues. On February 6, 2009, the parties entered into a stipulation dismissing the complaints.

Municipal Derivatives Litigation

In re Municipal Derivatives Antitrust Litigation:  Beginning in March 2008, antitrust actions were filed against dozens of financial institutions and other defendants, including Merrill Lynch, in federal courts in the District of Columbia, New York and elsewhere. Plaintiffs purport to represent classes of government and private entities that purchased municipal derivatives from defendants. The complaints allege that defendants conspired to allocate customers and fix or stabilize the prices of certain municipal derivatives from 1992 through the present. The plaintiffs’ complaints seek unspecified damages, including treble damages. On June 18, 2008, these lawsuits were consolidated for pre-trial proceedings in In re Municipal Derivatives Antitrust Litigation, MDL No. 1950 (Master Docket No. 08-2516), pending in the U.S. District Court for the Southern District of New York, and on August 22, 2008, plaintiffs filed a consolidated class action complaint in this matter. On October 21, 2008, Merrill Lynch and other defendants filed a joint motion to dismiss. Briefing on the motion was completed on January 21, 2009. Merrill Lynch and other financial institutions were also named in several related individual suits filed in California state courts on behalf of a number of cities and counties in California. These complaints allege a substantially similar conspiracy and assert violations of California’s Cartwright Act, as well as fraud and deceit claims. All of these state complaints have been removed to federal court and have been transferred or conditionally transferred to the In re Municipal Derivatives Antitrust Litigation, MDL No. 1950 (Master Docket No. 08-2516). Motions to remand these cases to state court have been filed in all these actions. The motions have been denied in three actions and are pending in the one other.

Bank Sweep Programs Litigation

DeBlasio v. Merrill Lynch, et al.:  On January 12, 2007, a purported class action was brought against Merrill Lynch and other securities firms in the U.S. District Court for the Southern District of New York alleging that their bank sweep programs violated state law because their terms were not adequately disclosed to customers. On May 1, 2007, plaintiffs filed an amended complaint, which added additional defendants. On November 12, 2007, defendants filed motions to dismiss the amended complaint. Briefing on the motions was completed on March 6, 2008. The parties are awaiting the court’s ruling on the motions to dismiss.

Mediafiction Litigation

Approximately a decade ago, MLIB (formerly Merrill Lynch Capital Markets Bank Limited) acted as manager for a $284 million issuance of notes for an Italian library of movies, backed by the future flow of receivables to such movie rights. Mediafiction S.p.A. (“Mediafiction”) was responsible for collecting payments in connection with the rights to the movies and forwarding the payments to MLIB for distribution to note holders. Mediafiction failed to make the required payments to MLIB and subsequently filed for protection under the bankruptcy laws of Italy. MLIB has filed claims in the Mediafiction bankruptcy proceeding for amounts that Mediafiction failed to pay on the notes and Mediafiction has filed a counterclaim alleging that the agreement between MLIB and Mediafiction is null and void and seeking return of the payments previously made by Mediafiction to MLIB. In October 2008, the Court of Rome granted Mediafiction S.p.A.’s counter-claim against MLIB in the amount of $137 million. MLIB has appealed the court’s ruling to the Court of Appeals of the Court of Rome.

Compensation and Merger-Related Inquiries

Merrill Lynch has also received and is responding to inquiries from governmental authorities relating to (1) incentive compensation paid to employees for 2008, and (2) the acquisition of Merrill Lynch by Bank of America.

Commitments

At December 26, 2008, Merrill Lynch’s commitments had the following expirations:

(dollars in millions)

		Commitment expiration
		Less than
	Total	1 year	1 - 3 years	3+- 5 years	Over 5 years

Lending commitments(1)	$48,411	$13,115	$13,314	$15,050	$6,932
Purchasing and other commitments	8,117	3,685	1,064	1,579	1,789
Operating leases	3,907	683	1,260	965	999
Commitments to enter into forward dated resale and securities borrowing agreements	24,536	24,536	-	-	-
Commitments to enter into forward dated repurchase and securities lending agreements	16,557	16,557	-	-	-

(1)	See Note 7.

Lending Commitments

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

The contractual amounts of these commitments represent the amounts at risk should the contract be fully drawn upon, the client defaults, and the value of the existing collateral becomes worthless. The total amount of outstanding commitments may not represent future cash requirements, as commitments may expire without being drawn.

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

Purchasing and Other Commitments

In the normal course of business, Merrill Lynch enters into institutional and margin-lending transactions, some of which are on a committed basis, but most of which are not. Margin lending on a committed basis only includes amounts where Merrill Lynch has a binding commitment. There were no binding margin lending commitments outstanding at December 26, 2008 and $693 million outstanding at December 28, 2007.

Merrill Lynch had commitments to purchase partnership interests, primarily related to private equity and principal investing activities, of $1.3 billion and $3.1 billion at December 26, 2008 and December 28, 2007, respectively. Merrill Lynch also has entered into agreements with providers of market data, communications, systems consulting, and other office-related services, including Bloomberg Inc. At December 26, 2008 and December 28, 2007, minimum fee commitments over the remaining life of these agreements totaled $2.2 billion and $453 million, respectively. This increase in commitments primarily relates to agreements entered into with Bloomberg Inc. Merrill Lynch entered into commitments to purchase loans of $3.9 billion (which upon settlement of the commitment will be included in trading assets, loans held for investment or loans held for sale) at December 26, 2008. Such commitments totaled $3.0 billion at December 28, 2007. Other purchasing commitments amounted to $0.7 billion and $0.9 billion at December 26, 2008 and December 28, 2007, respectively.

In the normal course of business, Merrill Lynch enters into commitments for underwriting transactions. Settlement of these transactions as of December 26, 2008 would not have a material effect on the Consolidated Balance Sheets of Merrill Lynch.

In connection with trading activities, Merrill Lynch enters into commitments to enter into resale and securities borrowing and also repurchase and securities lending agreements.

Operating Leases

Merrill Lynch has entered into various non-cancelable long-term lease agreements for premises that expire through 2024. Merrill Lynch has also entered into various non-cancelable short-term lease agreements, which are primarily commitments of less than one year under equipment leases.

Merrill Lynch leases its Hopewell, New Jersey campus and an aircraft from a limited partnership. The leases with the limited partnership are accounted for as operating leases and mature in 2009. Each lease has a renewal term to 2014. In addition, Merrill Lynch has entered into guarantees with the limited partnership, whereby if Merrill Lynch does not renew the lease or purchase the assets under its lease at the end of either the initial or the renewal lease term, the underlying assets will be sold to a third party, and Merrill Lynch has guaranteed that the proceeds of such sale will amount to at least 84% of the acquisition cost of the assets. The maximum exposure to Merrill Lynch as a result of this residual value guarantee is approximately $322 million as of both December 26, 2008 and December 28, 2007. As of December 26, 2008 and December 28, 2007, the carrying value of the liability on the Consolidated Balance Sheets is $9 million and $13 million, respectively. Merrill Lynch’s residual value guarantee does not comprise more than half of the limited partnership’s assets.

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

At December 26, 2008, future noncancelable minimum rental commitments under leases with remaining terms exceeding one year, including lease payments to the limited partnerships discussed above are as follows:

(dollars in millions)

	WFC(1)	Other	Total

2009	$179	$504	$683
2010	179	486	665
2011	179	416	595
2012	179	346	525
2013	134	306	440
2014 and thereafter	-	999	999

Total	$850	$3,057	$3,907

(1)	World Financial Center Headquarters, New York.

The minimum rental commitments shown above have not been reduced by $533 million of minimum sublease rentals to be received in the future under noncancelable subleases. The amounts in the above table do not include amounts related to lease renewal or purchase options or escalation clauses providing for increased rental payments based upon maintenance, utility and tax increases.

Net rent expense for each of the last three years is presented below:

(dollars in millions)
	2008	2007	2006

Rent expense	$837	$762	$649
Sublease revenue	(189)	(190)	(154)

Net rent expense	$648	$572	$495

Guarantees

Merrill Lynch issues various guarantees to counterparties in connection with certain leasing, securitization and other transactions. In addition, Merrill Lynch provides guarantees under certain derivative contracts as a seller of credit and other protection. In accordance with FIN 45 and FSP FAS 133-1 and FIN 45-4, Merrill Lynch is required to disclose information for guarantee arrangements such as the maximum potential amount of future payments under the guarantee, the term and carrying value of the guarantee, the nature of any collateral or recourse provisions and the current payment status of the guarantee. Merrill Lynch’s guarantee arrangements and their expiration at December 26, 2008 are summarized as follows:

(dollars in millions)

	Maximum
	Payout /	Less than			Over	Carrying
	Notional	1 year	1 - 3 years	3+- 5 years	5 years	Value(1)

Derivative contracts:
Credit derivatives:
Investment grade(2)	$1,269,176	$72,511	$186,709	$595,860	$414,096	$126,054
Non-investment grade(2)	808,589	44,374	224,611	292,637	246,967	156,542

Total credit derivatives	2,077,765	116,885	411,320	888,497	661,063	282,596
Other derivatives	1,387,513	406,837	378,680	251,941	350,055	89,677

Total derivative contracts	$3,465,278	$523,722	$790,000	$1,140,438	$1,011,118	$372,273
Other guarantees:
Standby liquidity facilities	$9,144	$6,279	$-	$2,849	$16	$669
Auction rate security guarantees	5,235	-	5,235	-	-	278
Residual value guarantees	738	322	96	320	-	9
Standby letters of credit and other guarantees	40,499	825	2,738	690	36,246	633

(1)	Derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Refers to the creditworthiness of the underlying reference obligations.

Derivative Contracts

Merrill Lynch enters into certain derivative contracts that meet the definition of a guarantee under FIN 45. FIN 45 defines guarantees to include derivative contracts that contingently require a guarantor to make payment to a guaranteed party based on changes in an underlying (such as changes in the value of interest rates, security prices, currency rates, commodity prices, indices, etc.), that relate to an asset, liability or equity security of a guaranteed party. Derivatives that meet the FIN 45 definition of guarantees include certain written options (e.g., written interest rate and written currency options). Merrill Lynch additionally enters into credit derivative arrangements (e.g., credit default swaps) whereby Merrill Lynch is contingently required to make payment to a guaranteed party based on a change in the underlying credit risk of a specified entity or an index based upon the credit risk of a group of entities. Merrill Lynch does not track, for accounting purposes, whether its clients enter into these derivative contracts for speculative or hedging purposes. Accordingly, Merrill Lynch has disclosed information about all credit derivatives and certain types of written options that can potentially be used by clients to protect against changes in an underlying, regardless of how the contracts are actually used by the client. Merrill Lynch records all derivative transactions at fair value on its Consolidated Balance Sheets.

Credit Derivatives

Merrill Lynch enters into credit derivatives for proprietary trading purposes, to manage credit risk exposures and to facilitate client transactions. Credit derivatives derive value based on an underlying third party referenced obligation or a portfolio of referenced obligations and generally require Merrill Lynch as the seller of credit protection to make payments to a buyer upon the occurrence of a predefined credit event. Such credit events generally include bankruptcy of the referenced credit entity and failure to pay under their credit obligations, as well as acceleration of indebtedness and payment repudiation or moratorium. For credit derivatives based on a portfolio of referenced credits or credit indices, Merrill Lynch may not be required to make payment until a specified amount of loss has occurred and/or may only be required to make payment up to a specified amount.

For most credit derivatives, the notional value represents the maximum amount payable by Merrill Lynch. However, Merrill Lynch does not exclusively monitor its exposure to credit derivatives based on notional value. Instead, a risk framework is used to define risk tolerances and establish limits to help to ensure that certain credit risk-related losses occur within acceptable, predefined limits. Merrill Lynch discloses internal categorizations (i.e., investment grade, non-investment grade) consistent with how risk is managed to evaluate the payment status of its freestanding credit derivative instruments. Merrill Lynch economically hedges its exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, Merrill Lynch purchases credit protection with an identical underlying(s) to offset its exposure.

Collateral is held by Merrill Lynch in relation to these instruments. Collateral requirements are determined at the counterparty level and cover numerous transactions and products as opposed to individual contracts.

Other Derivative Contracts

Other derivative contracts primarily represent written interest rate options and written currency options. For such contracts the maximum payout could theoretically be unlimited, because, for example, the rise in interest rates or changes in foreign exchange rates could theoretically be unlimited. Merrill Lynch does not monitor its exposure to derivatives based on the theoretical maximum payout because that measure does not take into consideration the probability of the occurrence. As such, rather than including the maximum payout, the notional value of these contracts has been included to provide information about the magnitude of involvement with these types of contracts. However, it should be noted that the notional value is not a reliable indicator of Merrill Lynch’s exposure to these contracts. Instead, as previously noted, a risk framework is used to define risk tolerances and establish limits to help ensure that certain risk-related losses occur within acceptable, predefined limits.

As the fair value and risk of payment under these derivative contracts are based upon market factors, such as changes in interest rates or foreign exchange rates, the carrying values in the table above reflect the best estimate of Merrill Lynch’s performance risk under these transactions at December 26, 2008. Merrill Lynch economically hedges its exposure to these contracts by entering into a variety of offsetting derivative contracts and security positions. See the Derivatives section of Note 1 for further discussion of risk management of derivatives.

Merrill Lynch also funds selected assets, including CDOs and CLOs, via derivative contracts with third party structures that are not consolidated on its balance sheet. Of the total notional amount of these total return swaps, approximately $6 billion is term financed through facilities provided by commercial banks and $21 billion of long term funding is provided by third party special purpose vehicles. In certain circumstances, Merrill Lynch may be required to purchase these assets which would not result in additional gain or loss to the firm as such exposure is already reflected in the fair value of the derivative contracts recorded by Merrill Lynch.

Standby Liquidity Facilities

Merrill Lynch provides standby liquidity facilities to certain municipal bond securitization SPEs. In these arrangements, Merrill Lynch is required to fund these standby liquidity facilities if the fair value of the assets held by the SPE declines below par value and certain other contingent events take place. In those instances where the residual interest in the securitized trust is owned by a third party, any payments under the facilities are offset by economic hedges entered into by Merrill Lynch. In those instances where the residual interest in the securitized trust is owned by Merrill Lynch, any requirement to pay under the facilities is considered remote because Merrill Lynch, in most instances, will purchase the senior interests issued by the trust at fair value as part of its dealer market-making activities. However, Merrill Lynch will have exposure to these purchased senior interests. In certain of these facilities, Merrill Lynch is required to provide liquidity support within seven days, while the remainder have third-party liquidity support for between 30 and 364 days before Merrill Lynch is required to provide liquidity. A significant portion of the facilities where Merrill Lynch is required to provide liquidity support within seven days are “net liquidity” facilities where upon draw Merrill Lynch may direct the trustee for the SPE to collapse the SPE trusts and liquidate the municipal bonds, and Merrill Lynch would only be required to fund any difference between par and the sale price of the bonds. “Gross liquidity” facilities require Merrill Lynch to wait up to 30 days before directing the trustee to liquidate the municipal bonds. Beginning in 2007, Merrill Lynch began reducing facilities that require liquidity in seven days, and the total amount of such facilities was $5.4 billion as of December 26, 2008, down from $32.5 billion as of December 28, 2007. Details of these liquidity facilities as of December 26, 2008, are illustrated in the table below:

(dollars in millions)

	Merrill Lynch Liquidity Facilities Can Be Drawn:				Municipal Bonds to Which
	In 7 Days with	In 7 Days with	After 7 and Up		Merrill Lynch Has Recourse
	‘‘Net Liquidity”	“Gross Liquidity”	to 364 Days(1)	Total	if Facilities Are Drawn

Merrill Lynch provides standby liquidity facilities	$3,822	$1,609	$3,213	$8,644	$8,302

(1)	Initial liquidity support is provided by third parties within seven days, to be reimbursed by Merrill Lynch within 364 days.

In addition, Merrill Lynch, through a U.S. bank subsidiary, has provided liquidity and credit facilities to three Conduits. The assets in these Conduits included loans and asset-backed securities. In the event of a disruption in the commercial paper market, the Conduits were able to draw upon their liquidity facilities and sell certain assets held by the respective Conduits to Merrill Lynch, thereby protecting commercial paper holders against certain changes in the fair value of the assets held by the Conduits. The credit facilities protected commercial paper investors against credit losses for up to a certain percentage of the portfolio of assets held by the respective Conduits.

At December 26, 2008, all three Conduits were inactive. Merrill Lynch does not intend to utilize these Conduits in the future.

Refer to Note 6 for further information.

Auction Rate Security Guarantees

Under the terms of its announced purchase program, as augmented by the global agreement reached with the New York Attorney General, the Securities and Exchange Commission, the Massachusetts Securities Division and other state securities regulators, Merrill Lynch agreed to purchase ARS at par from its retail clients, including individual, not-for-profit, and small business clients. Certain retail clients with less than $4 million in assets with Merrill Lynch as of February 13, 2008 were eligible to sell eligible ARS to Merrill Lynch starting on October 1, 2008. Other eligible retail clients meeting specified asset requirements were eligible to sell ARS to Merrill Lynch beginning on January 2, 2009. The final date of the ARS purchase program is January 15, 2010. Under the ARS purchase program, the eligible ARS held in accounts of eligible retail clients at Merrill Lynch as of December 26, 2008 was $5.2 billion. As of December 26, 2008, Merrill Lynch had purchased $3.2 billion of ARS from eligible clients. In addition, under the ARS purchase program, Merrill Lynch has agreed to purchase ARS from retail clients who purchased their securities from Merrill Lynch and transferred their accounts to other brokers prior to February 13, 2008. Payment risk related to ARS guarantees is based largely upon the client’s overall financial objectives. At December 26, 2008, a liability of $278 million has been recorded for the difference between the fair value and par value of all outstanding ARS that are subject to this guarantee.

Residual Value Guarantees

At December 26, 2008, residual value guarantees of $738 million include amounts associated with the Hopewell, NJ campus, aircraft leases and certain power plant facilities. Payments under these guarantees would only be required if the fair value of such assets declined below their guaranteed value. At December 26, 2008, the estimated fair value of such assets was in excess of their guaranteed value.

Standby Letters of Credit and Other FIN 45 Guarantees

Merrill Lynch provides guarantees to certain counterparties in the form of standby letters of credit in the amount of $2.6 billion. Payment risk is evaluated based upon historical payment activity. As of December 26, 2008, $149 million was drawn under such arrangements. At December 26, 2008 Merrill Lynch held marketable securities of $419 million as collateral to secure these guarantees and a liability of $68 million was recorded on the Consolidated Balance Sheets.

Further, in conjunction with certain mutual funds, Merrill Lynch guarantees the return of principal investments or distributions as contractually specified. At December 26, 2008, Merrill Lynch’s maximum potential exposure to loss with respect to these guarantees is $298 million assuming that the funds are invested exclusively in other general investments (i.e., the funds hold no risk-free assets), and that those other general investments suffer a total loss. As such, this measure significantly overstates Merrill Lynch’s exposure or expected loss at December 26, 2008. Payment under these guarantees would only be required if, based on the current market value of the investments, there were a substantial one day decline in value for any of these funds below their guaranteed value. Based on the current market value of the guaranteed funds, the risk of payment under these guarantees is deemed remote at December 26, 2008. These transactions meet the SFAS No. 133 definition of a derivative and, as such, are carried as a liability with a fair value of approximately $1 million at December 26, 2008.

In connection with residential mortgage loan and other securitization transactions, Merrill Lynch typically makes representations and warranties about the underlying assets. If there is a material breach of such representations and warranties, Merrill Lynch may have an obligation to repurchase the assets or indemnify the purchaser against any loss. For residential mortgage loan and other securitizations, the maximum potential amount that could be required to be repurchased is the current outstanding asset balance. Specifically related to First Franklin activities, there is currently approximately $36 billion (including loans serviced by others) of outstanding loans that First Franklin sold in various asset sales and securitization transactions where management believes we may have an obligation to repurchase the asset or indemnify the purchaser against the loss if claims are made and it is ultimately determined that there has been a material breach related to such loans. The risk of repurchase under the First Franklin representations and warranties is evaluated by management based on an analysis of the unpaid principal balance on the loans sold along with historical payment experience and general market conditions. Merrill Lynch has recognized a repurchase reserve liability of approximately $560 million at December 26, 2008 arising from these First Franklin residential mortgage sales and securitization transactions.

Merrill Lynch provides guarantees to securities clearinghouses and exchanges. Under the standard membership agreement, members are required to guarantee the performance of other members. Under the agreements, if another member becomes unable to satisfy its obligations to the clearinghouse, other members would be required to meet shortfalls. Merrill Lynch’s liability under these arrangements is not quantifiable and could exceed the cash and securities it has posted as collateral. However, the potential for Merrill Lynch to be required to make payments under these arrangements is remote. Accordingly, no liability is carried in the Consolidated Balance Sheets for these arrangements.

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

Other Guarantees

Merrill Lynch provides indemnifications related to the U.S. tax treatment of certain foreign tax planning transactions. The maximum exposure to loss associated with these transactions at December 26, 2008 is $167 million; however, Merrill Lynch believes that the likelihood of loss with respect to these arrangements is remote, and therefore has not recorded any liabilities in respect of these guarantees.

In connection with providing supplementary protection to its customers, MLPF&S holds insurance in excess of that furnished by the Securities Investor Protection Corporation (“SIPC”), and MLI holds insurance in excess of the protection provided by the United Kingdom Compensation Scheme (Financial Services Compensation Scheme, “FSCS”). The policy provides total combined coverage up to $1 billion in the aggregate (including up to $1.9 million per customer for cash) for losses incurred by customers in excess of the SIPC and/or FSCS limits. ML & Co. provides full indemnity to the policy provider syndicate against any losses as a result of this agreement. No contingent liability is carried in the Consolidated Balance Sheets for this indemnification as the potential for Merrill Lynch to be required to make payments under this agreement is remote.

Note 12.  Employee Benefit Plans

See Note 1 for a discussion of the Bank of America acquisition, which was completed on January 1, 2009. The following disclosures reflect Merrill Lynch’s historical employee benefit plan information for all periods presented. The disclosures do not reflect the effects of the January 1, 2009 acquisition by Bank of America or the effects of any employee benefit plan modifications that may occur as a result of the acquisition.

Merrill Lynch provides pension and other postretirement benefits to its employees worldwide through defined contribution pension, defined benefit pension and other postretirement plans. These plans vary based on the country and local practices. Merrill Lynch reserves the right to amend, modify or terminate any of its employee plans, programs and practices for any reason at any time without prior notice to employees. Merrill Lynch’s (or its successor’s) decision to amend, replace or terminate any of the plans may be due to changes in federal law or state laws, including the requirements of the Internal Revenue Code or ERISA, or for any other reason.

Merrill Lynch accounts for its defined benefit pension plans in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), SFAS No. 87, Employers’ Accounting for Pensions and SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. Its postretirement benefit plans are accounted for in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Merrill Lynch discloses information regarding defined benefit pension and postretirement plans in accordance with SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits. Postemployment benefits are accounted for in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits.

SFAS No. 158 requires an employer to recognize the overfunded and underfunded status of its defined benefit pension and other postretirement plans, measured as the difference between the fair value of plan assets and the benefit obligation, as an asset or liability in its statement of financial condition. The benefit obligation is defined as the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for postretirement plans. SFAS No. 158 also requires defined benefit plan assets and benefit obligations to be measured as of the date of the Company’s fiscal year end. Merrill Lynch had historically used a September 30 measurement date. Under the provisions of SFAS No. 158, Merrill Lynch has changed its measurement date to coincide with its fiscal year end effective December 26, 2008. Merrill Lynch adopted the measurement date provisions of SFAS No. 158 under the alternative transition method.

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

Merrill Lynch established the RAP and the ESOP, collectively known as the “Retirement Program,” for the benefit of employees with a minimum of one year of service. A notional retirement account is maintained for each participant. The RAP contributions are employer-funded based on compensation and years of service. Merrill Lynch made a contribution of approximately $183 million to the Retirement Program in order to satisfy the 2008 contribution requirement. These contributions for 2007 and 2006 were $186 million and $165 million, respectively. Under the RAP, employees are given the opportunity to invest their retirement savings in a number of different investment alternatives including ML & Co. common stock. Under the ESOP, all retirement savings are invested in ML & Co. common stock, until employees have five years of service, after which they have the ability to diversify. Merrill Lynch expects to make contributions of approximately $190 million in 2009.

ESOP shares are considered to be either allocated (contributed to participants’ accounts), committed (scheduled to be contributed at a specified future date but not yet released), or unallocated (not committed or allocated). Since December 28, 2007 all shares were allocated to participant accounts.

Employees can participate in the 401(k) by contributing on a tax-deferred basis, or on an after-tax basis via Roth contributions since January 1, 2007, a certain percentage of their eligible compensation, up to 25%, but not more than the maximum annual amount allowed by law. Employees may also contribute up to 25% of eligible compensation in after-tax dollars up to an annual maximum of $10,000. Employees over the age of 50 may also make a catch-up contribution up to the maximum annual amount allowed by law. Employees are given the opportunity to invest their 401(k) contributions in a number of different investment alternatives including ML & Co. common stock. Merrill Lynch’s contributions are made in cash and effective January 1, 2007, are equal to 100% of the first 4% of each participant’s eligible compensation contributed to the 401(k), up to a maximum of $3,000 annually for employees with eligible compensation of less than $300,000 and $2,000 for all others. Merrill Lynch makes contributions to the 401(k) on a pay period basis and expects to make contributions of approximately $93 million in 2009.

Merrill Lynch also sponsors various non-U.S. defined contribution pension plans. The costs of benefits under the RAP, 401(k), and non-U.S. plans are expensed during the related service period.

Defined Benefit Pension Plans

In 1988 Merrill Lynch purchased a group annuity contract that guarantees the payment of benefits vested under a U.S. defined benefit pension plan that was terminated (the “U.S. Terminated Pension Plan”) in accordance with the applicable provisions of ERISA. At year-end 2008 and 2007, a substantial portion of the assets supporting the annuity contract were invested in U.S. Government and agencies securities. Merrill Lynch, under a supplemental agreement, may be responsible for, or benefit from, actual experience and investment performance of the annuity assets. Merrill Lynch expects to contribute approximately $120 million toward this agreement in 2009. Merrill Lynch also maintains supplemental defined benefit pension plans (i.e., plans not subject to Title IV of ERISA) for certain U.S. participants. Merrill Lynch expects to pay $1 million of benefit payments to participants in the U.S. non-qualified pension plans in 2009.

Employees of certain non-U.S. subsidiaries participate in various local defined benefit pension plans. These plans provide benefits that are generally based on years of credited service and a percentage of the employee’s eligible compensation during the final years of employment. Merrill Lynch’s funding policy has been to contribute annually at least the amount necessary to satisfy local funding standards. Merrill Lynch currently expects to contribute $55 million to its non-U.S. pension plans in 2009.

Postretirement Benefits Other Than Pensions

Merrill Lynch provides health insurance benefits to retired employees under a plan that covers substantially all U.S. employees who have met age and service requirements. The health care coverage is contributory, with certain retiree contributions adjusted periodically. Non-contributory life insurance was offered to employees that had retired prior to February 1, 2000. The accounting for costs of health care benefits anticipates future changes in cost-sharing provisions. Merrill Lynch pays claims as incurred. Full-time employees of Merrill Lynch become eligible for these benefits upon attainment of certain age and service requirements. Employees who turn age 65 after January 1, 2011 and are eligible for and elect supplemental retiree medical coverage will pay the full cost of coverage after age 65. Beginning January 1, 2006, newly hired employees and rehired employees will be offered retiree medical coverage, if they otherwise meet the eligibility requirement, but on a retiree-pay-all basis for coverage before and after age 65. Merrill Lynch also sponsors similar plans that provide health care benefits to retired employees of certain non-U.S. subsidiaries. As of December 26, 2008, none of these plans had been funded.

The following table provides a summary of the changes in the plans’ benefit obligations, fair value of plan assets and funded status, for the fiscal years ended December 26, 2008 and December 28, 2007, and amounts recognized in the Consolidated Balance Sheets at year-end 2008 and 2007 for Merrill Lynch’s U.S. and non-U.S. defined benefit pension and postretirement benefit plans:

(dollars in millions)

			Non-U.S. Defined		Total Defined
	U.S. Defined Benefit		Benefit		Benefit		Postretirement
	Pension Plans		Pension Plans(1)		Pension Plans		Plans(2)
	2008	2007	2008	2007	2008	2007	2008	2007

Benefit obligations
Balance, beginning of period	$1,681	$1,804	$1,498	$1,662	$3,179	$3,466	$263	$307
Adjustment due to Change in
Measurement Date	24	-	27	-	51	-	5	-
Service cost	-	-	30	28	30	28	6	7
Interest cost	97	96	79	81	176	177	15	16
Net actuarial (gains)	(28)	(90)	(103)	(255)	(131)	(345)	(57)	(51)
Employee contributions	-	-	3	2	3	2	-	-
Amendments	-	-	-	(6)	-	(6)	-	-
Benefits paid	(139)	(108)	(45)	(34)	(184)	(142)	(17)	(17)
Curtailment and settlements(3)	-	(21)	(5)	(28)	(5)	(49)	(1)	-
Foreign exchange and other	-	-	(303)	48	(303)	48	(6)	1

Balance, end of period	1,635	1,681	1,181	1,498	2,816	3,179	208	263

Fair value of plan assets
Balance, beginning of period	2,261	2,273	1,263	1,103	3,524	3,376	-	-
Actual return on plan assets	438	94	21	58	459	152	-	-
Settlements(3)	-	(21)	(4)	(28)	(4)	(49)	-	-
Contributions	99	23	80	130	179	153	17	17
Benefits paid	(139)	(108)	(45)	(34)	(184)	(142)	(17)	(17)
Foreign exchange and other	-	-	(290)	34	(290)	34	-	-

Balance, end of period	2,659	2,261	1,025	1,263	3,684	3,524	-	-

Funded status end of period	1,024	580	(156)	(235)	868	345	(208)	(263)
Fourth-quarter activity, net	-	2	-	5	-	7	-	4

Amount recognized in
Consolidated Balance Sheet	$1,024	$582	$(156)	$(230)	$868	$352	$(208)	$(259)

Assets	$1,033	$592	$11	$19	$1,044	$611	$-	$-
Liabilities	(9)	(10)	(167)	(249)	(176)	(259)	(208)	(259)

Amount recognized in
Consolidated Balance Sheet	$1,024	$582	$(156)	$(230)	$868	$352	$(208)	$(259)

(1)	Primarily represents the U.K. pension plan which accounts for 69% of the benefit obligation and 80% of the fair value of plan assets at December 26, 2008.
(2)	Approximately 92% of the postretirement benefit obligation at the end of the period relates to the U.S. postretirement plan.
(3)	Relates to settlement of two non-U.S. pension plans in 2008 and one of the U.S. non-qualified pension plans and two non-U.S. pension plans in 2007.

The accumulated benefit obligation (“ABO”), for all defined benefit pension plans was $2.7 billion and $3.1 billion at December 26, 2008 and September 30, 2007, respectively.

The projected benefit obligation (“PBO”), ABO, and fair value of plan assets for pension plans with ABO and PBO in excess of plan assets as of December 26, 2008 and September 30, 2007 are presented in the tables below. These plans primarily represent U.S. supplemental plans not subject to ERISA or non-U.S. plans where funding strategies vary due to legal requirements and local practices.

(dollars in millions)
	U.S. Defined		Non-U.S.
	Benefit		Defined		Total Defined
	Pension		Benefit		Benefit
	Plans		Pension Plans		Pension Plans

	2008	2007	2008	2007	2008	2007

Plans with ABO in excess of plan assets
PBO	$9	$10	$349	$1,332	$358	$1,342
ABO	9	10	301	1,232	310	1,242
FV plan assets	-	-	182	1,081	182	1,081
Plans with PBO in excess of plan assets
PBO	$9	$10	$349	$1,360	$358	$1,370
ABO	9	10	301	1,258	310	1,268
FV plan assets	-	-	182	1,108	182	1,108

Amounts recognized in accumulated other comprehensive loss, pre-tax, at year-end 2008 consisted of:

(dollars in millions)
		Non-U.S. Defined	Total Defined
	U.S. Defined Benefit	Benefit	Benefit	Postretirement
	Pension Plans	Pension Plans	Pension Plans	Plans

Net actuarial (gain)/loss	$(563)	$189	$(374)	$(164)
Prior service credit	-	(7)	(7)	(59)
Foreign currency translation (gain)/loss and adjustment due to change in measurement date	-	(57)	(57)	2

Total	$(563)	$125	$(438)	$(221)

The estimated net gain for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is approximately $17 million. The estimated net gain and prior service credit for the postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is approximately $9 million and $6 million, respectively.

The weighted average assumptions used in calculating the benefit obligations at December 26, 2008 and September 30, 2007 are as follows:

			Non-U.S.		Total
	U.S. Defined		Defined		Defined
	Benefit		Benefit		Benefit
	Pension		Pension		Pension		Postretirement
	Plans		Plans		Plans		Plans

	2008	2007	2008	2007	2008	2007	2008	2007

Discount rate	6.3%	6.0%	6.2%	5.8%	6.2%	5.9%	6.3%	6.0%
Rate of compensation increase	N/A	N/A	4.6	4.7	4.6	4.7	N/A	N/A
Healthcare cost trend rates(1)
Initial	N/A	N/A	N/A	N/A	N/A	N/A	9.0	8.8
Long-term	N/A	N/A	N/A	N/A	N/A	N/A	5.0	5.0

N/A=Not Applicable

(1)	The healthcare cost trend rate is assumed to decrease gradually through 2018 and remain constant thereafter.

Total net periodic benefit cost for the years ended 2008, 2007 and 2006 included the following components:

(dollars in millions)
	U.S. Pension			Non-U.S. Pension			Total Pension			Postretirement
	Plans			Plans			Plans			Plans

	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006

Defined contribution pension plan cost	$274	$278	$228	$89	$85	$68	$363	$363	$296	N/A	N/A	N/A

Defined benefit and postretirement plans Service cost(1)	-	-	-	30	28	27	30	28	27	$5	$7	$8
Interest cost	97	96	95	79	81	66	176	177	161	15	16	17
Expected return on plan assets(2)	(118)	(117)	(112)	(82)	(81)	(63)	(200)	(198)	(175)	-	-	-
Amortization of (gains)/losses, prior service costs and other	(2)	(4)	-	12	31	20	10	27	20	(10)	(6)	(5)
Cost of SFAS No. 88 Events	-	-	-	-	-	-	-	-	-	(5)	-	-

Total defined benefit and postretirement plan costs	(23)	(25)	(17)	39	59	50	16	34	33	5	17	20

Total net periodic benefit cost	$251	$253	$211	$128	$144	$118	$379	$397	$329	$5	$17	$20

N/A=Not Applicable

(1)	The U.S. plan was terminated in 1988 and thus does not incur service costs.
(2)	Effective 2006 Merrill Lynch modified the investment policy relating to the U.S. Terminated Pension Plan which increased the expected long-term rate of return on plan assets. The increase in the expected return on plan assets for the Non-U.S. plans from 2006 to 2007 can primarily be attributed to the U.K. Pension Plan as a result of increased contributions, favorable actual investment returns and exchange rate movements.

The net actuarial losses (gains) represent changes in the amount of either the projected benefit obligation or plan assets resulting from actual experience being different than that assumed and from changes in assumptions. Merrill Lynch amortizes net actuarial losses (gains) over the average future service periods of active participants to the extent that the loss or gain exceeds 10% of the greater of the projected benefit obligation or the fair value of plan assets. This amount is recorded within net periodic benefit cost. The average future service periods for the U.K. defined benefit pension plan, the U.S. postretirement plan and the U.S. Terminated Pension Plan as of December 26, 2008 were 12 years, 13 years and 12 years, respectively. Accordingly, the expense to be recorded in fiscal year ending 2009 related to the U.K. defined benefit pension plan net actuarial loss is $3 million, while credits related to the U.S. postretirement plan and the U.S. Terminated Plan net actuarial gains to be recorded in fiscal year ending 2009 are approximately $(9) million and $(25) million, respectively.

The weighted average assumptions used in calculating the net periodic benefit cost for the years ended December 26, 2008 and September 30, 2007 and 2006 are as follows:

	U.S. Defined			Non-U.S. Defined			Total Defined
	Benefit			Benefit			Benefit			Postretirement
	Pension Plans			Pension Plans			Pension Plans			Plans

	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006

Discount rate	6.0%	5.5%	5.3%	5.8%	4.9%	4.9%	5.9%	5.2%	5.1%	6.0%	5.5%	5.3%
Expected long-term return on pension plan assets	5.3	5.3	4.9	6.9	6.8	6.6	5.9	5.8	5.4	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	4.7	4.5	4.3	4.7	4.5	4.3	N/A	N/A	N/A
Healthcare cost trend rates(1)
Initial	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	8.8	9.5	10.3
Long-term	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	5.0	5.0	4.9

N/A=Not Applicable

(1)	The healthcare cost trend rate is assumed to decrease gradually through 2018 and remain constant thereafter.

Plan Assumptions

The discount rate used in determining the benefit obligation for the U.S. defined benefit pension and postretirement plans was developed by selecting the appropriate U.S. Treasury yield, and the related swap spread, consistent with the duration of the plan’s obligation. This yield was further adjusted to reference a Merrill Lynch specific Moody’s Corporate Aa rating. The discount rate for the U.K. pension plan was selected by reference to the appropriate U.K. Gilts rate, and the related swap spread, consistent with the duration of the plan’s obligation. This yield was further adjusted to reference a Merrill Lynch-specific Moody’s Corporate Aa rating.

The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The U.S. terminated pension plan, which represents approximately 72% of Merrill Lynch’s total pension plan assets as of December 26, 2008, is solely invested in a group annuity contract, which was 100% invested in fixed income securities. The expected long-term rate of return on plan assets for the U.S. terminated pension plan is based on the U.S. Treasury strip plus 50 basis points, which reflects the current investment policy. The U.K. pension plan represented approximately 22% of Merrill Lynch’s total plan assets as of December 26, 2008. The year-end asset allocation for the U.K. pension plan was 28% target return fund, 23% equity securities, 13% cash, 5% real estate and 31% other. The target return fund utilizes a dynamic asset allocation method designed to achieve a minimum level of return based on LIBOR through the use of cash, debt and equity instruments. The investment manager for the target return fund has discretion to allocate the portfolio among the respective asset classes in order to achieve the return. The expected long-term rate of return on the U.K. pension plan assets was determined by Merrill Lynch and reflects estimates by the plan investment advisors of the expected returns on different asset classes held by the plan in light of prevailing economic conditions at the beginning of the fiscal year. At December 26, 2008, Merrill Lynch increased the discount rate used to determine the U.S. pension plan and postretirement benefit plan obligations to 6.3%. The expected rate of return for the U.S. pension plan assets remained 5.3% in 2008. The discount rate at December 26, 2008 for the U.K. pension plan obligation was increased from 6.0% in 2007 to 7.0% for 2008. The expected rate of return for the U.K. pension plan assets of 7.3% was unchanged at December 26, 2008.

Although Merrill Lynch’s pension and postretirement benefit plans can be sensitive to changes in the discount rate, it is expected that a 25 basis point rate reduction would not have a material impact on the U.S. plan expenses for 2009. This change would increase the U.K. pension plan expense for 2009 by approximately $1 million. Also, such a change would increase the U.S. and U.K. plan obligations at December 26, 2008 by $42 million and $40 million, respectively. A 25 basis point decline in the expected rate of return for the U.S. pension plan and the U.K. pension plan would result in an expense increase for 2009 of approximately $7 million and $3 million, respectively.

The assumed health care cost trend rate has a significant effect on the amounts reported for the postretirement health care plans. A one percent change in the assumed healthcare cost trend rate would have the following effects:

(dollars in millions)
	1% Increase		1% Decrease

	2008	2007	2008	2007

Effect on:
Other postretirement benefits cost	$2	$3	$(2)	$(2)
Accumulated benefit obligation	19	23	(16)	(20)

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

The assets of the U.K. pension plan are invested prudently so that the benefits promised to members are provided, having regard to the nature and the duration of the plan’s liabilities. The current planned investment strategy was set following an asset-liability study and advice from the Trustees’ investment advisors. The selected asset allocation strategy is designed to achieve a higher return than the lowest risk strategy while maintaining a prudent approach to meeting the plan’s liabilities. For the U.K. pension plan, the target asset allocation is 36% target return fund, 35% equity securities, 10% cash, 7% real estate and 12% other. As a risk control measure, a series of interest rate and inflation risk swaps have been executed covering a target of 100% of the plan’s assets.

The pension plan weighted-average asset allocations and target asset allocations at December 26, 2008 and September 30, 2007, by asset category are presented in the table below. The Merrill Lynch postretirement benefit plans are not funded and do not hold assets for investment.

	Defined Benefit Pension Plans

	U.S. Plans			Non-U.S. Plans

	Target			Target
	Allocation	2008	2007	Allocation	2008	2007

Debt securities	100%	100%	100%	9%	11%	15%
Equity securities	-	-	-	33	22	52
Real estate	-	-	-	6	5	6
Other	-	-	-	52	62	27

Total	100%	100%	100%	100%	100%	100%

Estimated Future Benefit Payments

Expected benefit payments associated with Merrill Lynch’s defined benefit pension and postretirement plans for the next five years and in aggregate for the five years thereafter are as follows:

(dollars in millions)
	Defined Benefit Pension Plans			Postretirement Plans(3)

	U.S.(1)	Non-U.S.(2)	Total	Gross Payments	Medicare Subsidy	Net Payments

2009	$108	$33	$141	$19	$3	$16
2010	111	34	145	21	4	17
2011	114	34	148	22	4	18
2012	117	36	153	23	5	18
2013	119	37	156	23	5	18
2014 through 2018	622	201	823	119	31	88

(1)	The U.S. defined benefit pension plan payments are primarily funded under the terminated plan annuity contract.
(2)	The U.K., Swiss and Japan pension plan payments represent approximately 49%, 17% and 13%, respectively, of the non-U.S. 2009 expected defined benefit pension payments.
(3)	The U.S. postretirement plan payments, including the Medicare subsidy, represent approximately 95% of the total 2009 expected postretirement benefit payments.

Postemployment Benefits

Merrill Lynch provides certain postemployment benefits for employees on extended leave due to injury or illness and for terminated employees. Employees who are disabled due to non-work-related illness or injury are entitled to disability income, medical coverage, and life insurance. Merrill Lynch also provides severance benefits to terminated employees. In addition, Merrill Lynch is mandated by U.S. state and federal regulations to provide certain other postemployment benefits plans.

Merrill Lynch recognized $471 million, $335 million, and $424 million in 2008, 2007, and 2006, respectively, of postemployment benefits expense (exclusive of the restructuring charge recorded in 2008), which included severance costs for terminated employees of $456 million, $323 million, and $417 million in 2008, 2007, and 2006.

Note 13.  Employee Incentive Plans

See Note 1 for a discussion of the Bank of America acquisition, which was completed on January 1, 2009. The following disclosures reflect Merrill Lynch’s historical employee incentive plan information for all periods presented. The disclosures do not reflect the effects of the January 1, 2009 acquisition by Bank of America or the effects of any employee incentive plan modifications that may occur as a result of the acquisition.

To align the interests of employees with those of stockholders, Merrill Lynch sponsors several employee compensation plans that provide eligible employees with stock or options to purchase stock. The total pre-tax compensation cost recognized in earnings for stock-based compensation plans for 2008 and 2007 was $1.9 billion and $1.8 billion, respectively. Pre-tax compensation cost for 2006 was $3.1 billion (net of $18 million re-classified to discontinued operations), which includes approximately $1.8 billion associated with one-time, non-cash compensation expenses due to modifications of most outstanding stock awards previously granted to employees. Total related tax benefits recognized in earnings for share-based payment compensation plans for 2008, 2007 and 2006 were $0.7 billion, $0.7 billion and $1.2 billion, respectively. Merrill Lynch also sponsors deferred cash compensation plans and award programs for eligible employees.

As of December 26, 2008, there was $2.6 billion of total unrecognized compensation cost related to non-vested share-based payment compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.4 years.

Below is a description of Merrill Lynch’s share-based payment compensation plans.

Long-Term Incentive Compensation Plans (“LTIC Plans”), Employee Stock Compensation Plan (“ESCP”) and Equity Capital Accumulation Plan (“ECAP”)

LTIC Plans, the ESCP and the ECAP provide for grants of equity and equity-related instruments to certain employees. LTIC Plans consist of the Long-Term Incentive Compensation Plan, a shareholder approved plan used for grants to executive officers, and the Long-Term Incentive Compensation Plan for Managers and Producers, a broad-based plan which was approved by the Board of Directors, but has not been shareholder approved. LTIC Plans provide for the issuance of Restricted Shares, Restricted Units, and Non-qualified Stock Options, as well as Incentive Stock Options, Performance Shares, Performance Units, Performance Options, Stock Appreciation Rights, and other securities of Merrill Lynch. The ESCP, a broad-based plan approved by shareholders in 2003, provides for the issuance of Restricted Shares, Restricted Units, Non-qualified Stock Options and Stock Appreciation Rights. The ECAP, a shareholder-approved plan, provides for the issuance of Restricted Shares, as well as Performance Shares. All plans under LTIC Plans, the ESCP and the ECAP may be satisfied using either treasury or newly issued shares. As of December 26, 2008, no instruments other than Restricted Shares, Restricted Units, Non-qualified Stock Options, Performance Options and Stock Appreciation Rights had been granted.

Restricted Shares and Units

Restricted Shares are shares of ML & Co. common stock carrying voting and dividend rights. A Restricted Unit is deemed equivalent in fair market value to one share of common stock. Substantially all awards are settled in shares of common stock. Recipients of Restricted Unit awards receive cash payments equivalent to dividends. Under these plans, such shares and units are restricted from sale, transfer, or assignment until the end of the restricted period. Such shares and units are subject to forfeiture during the vesting period for grants under LTIC Plans, or the restricted period for grants under ECAP. Restricted share and unit grants made in 2003 through 2005 generally cliff vest in four years. Beginning in 2006, restricted share and unit grants generally step vest in four years. In December 2007, Merrill Lynch modified the vesting schedule of certain previously-granted stock bonus awards. As a result, all outstanding stock bonus awards held by employees other than current or former executive officers that were scheduled to vest on January 31, 2009, vested on January 31, 2008. The accelerated vesting resulted in approximately $181 million of compensation expense in fiscal year 2007 that would have otherwise been recognized in 2008 and 2009.

In January 2007 and 2006, Participation Units were granted from the Long-Term Incentive Compensation Plan under Merrill Lynch’s Managing Partners Incentive Program. The awards granted under this program are fully at risk, and the potential payout varies depending on Merrill Lynch’s financial performance against pre-determined return on average common stockholders’ equity (“ROE”) targets. One-third of the Participation Units converted into Restricted Shares or Restricted Units on January 31, 2007. No Participation Units converted as a result of Merrill Lynch’s 2008 or 2007 performance; however, all remaining Participation Units converted on January 1, 2009 due to change in control provisions included within the Plan and Bank of America’s acquisition of ML & Co. as of that date.

In March 2007, Participation Units were granted from the Long-Term Incentive Compensation Plan under Merrill Lynch’s GMI Managing Partners Incentive Program. The awards granted under this program are fully at risk, and the potential payout varies depending on Merrill Lynch’s financial performance against a pre-determined GMI year-over-year pre-tax profit growth target. No participation units converted as a result of Merrill Lynch’s 2008 or 2007 performance; however, all remaining Participation Units converted on January 1, 2009 due to change in control provisions included within the Plan and Bank of America’s acquisition of ML & Co. as of that date.

In connection with the 2006 BlackRock Merger, 1,564,808 Restricted Shares held by employees that transferred to BlackRock were converted to Restricted Units effective June 2, 2006. The vesting period for such awards was accelerated to end on the transaction closing date of September 29, 2006. In addition, the vesting periods for 1,135,477 Restricted Share and 156,118 Restricted Unit awards that were not converted were accelerated to end on the transaction closing date of September 29, 2006.

The activity for Restricted Shares and Units under these plans during 2008 and 2007 follows:

	LTIC Plans		ECAP	ESCP

	Restricted	Restricted	Restricted	Restricted	Restricted
	Shares	Units	Shares	Shares	Units

Authorized for issuance at:
December 26, 2008	660,000,000	N/A	104,800,000	75,000,000	N/A
December 28, 2007	660,000,000	N/A	104,800,000	75,000,000	N/A

Available for issuance at:(1)
December 26, 2008	39,409,796	N/A	-	19,692,085	N/A
December 28, 2007	63,164,095	N/A	10,825,078	28,601,214	N/A

Outstanding, end of 2006	29,272,338	7,916,925	19,885	29,081,187	5,712,989
Granted — 2007	6,193,079	2,087,899	7,009	13,153,487	2,439,219
Paid, forfeited, or released from contingencies	(13,895,368)	(3,107,137)	(2,919)	(5,929,819)	(2,170,943)

Outstanding, end of 2007	21,570,049	6,897,687	23,975	36,304,855	5,981,265

Granted — 2008	506,412	12,094,494	6,732	-	36,545,501
Paid, forfeited, or released from contingencies	(13,351,660)	(4,582,512)	(12,576)	(27,373,905)	(8,104,569)

Outstanding, end of 2008	8,724,801	14,409,669	18,131	8,930,950	34,422,197

N/A = Not Applicable

(1)	Includes shares reserved for issuance upon the exercise of stock options.

SFAS No. 123(R) requires the immediate expensing of share-based payment awards granted or modified to retirement-eligible employees, including awards that are subject to non-compete provisions. The above activity contains awards with or without a future service requirement, as follows:

	No Future Service Required		Future Service Required

		Weighted Avg		Weighted Avg
	Shares/Units	Grant Price	Shares/Units	Grant Price

Outstanding at December 28, 2007	48,738,883	$66.33	22,038,948	$83.60

Granted — 2008	14,099,302	52.13	35,053,837	52.19
Delivered	(46,722,014)	67.23	-	-
Forfeited	(1,697,122)	75.28	(5,006,086)	64.16
Service criteria satisfied(1)	12,351,587	82.90	(12,351,587)	82.90

Outstanding at December 26, 2008	26,770,636	64.36	39,735,112	58.56

(1)	Represents those awards for which employees attained retirement-eligibility or for which service criteria were satisfied during 2008, subsequent to the grant date.

The total fair value of Restricted Shares and Units granted to retirement-eligible employees, or for which service criteria were satisfied during 2008 and 2007 was approximately $0.9 billion and $0.6 billion, respectively. The total fair value of Restricted Shares and Units delivered during 2008 and 2007 was approximately $1.6 billion and $1.7 billion, respectively.

The weighted-average fair value per share or unit for 2008, 2007, and 2006 grants follows. The fair value of Restricted Shares and Restricted Units was determined based on the price of Merrill Lynch common stock at the date of grant:

	2008	2007	2006

LTIC Plans
Restricted Shares	$34.25	$80.56	$75.45
Restricted Units	42.60	81.28	71.63
ECAP Restricted Shares	49.04	88.55	70.22
ESCP Plans
Restricted Shares	N/A	95.83	71.54
Restricted Units	55.59	95.60	71.67

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

The total number of Stock Appreciation Rights that remained outstanding at December 26, 2008 and December 28, 2007, were 606,961 and 245,402, respectively.

The activity for Non-qualified Stock Options under LTIC Plans for 2008, 2007, and 2006 follows:

		Weighted-
	Options	Average
	Outstanding	Exercise Price

Outstanding, beginning of 2006	176,713,075	49.10
Granted — 2006	368,973	72.72
Exercised	(46,257,695)	39.78
Forfeited	(336,546)	49.20

Outstanding, end of 2006	130,487,807	52.47
Granted — 2007	3,376,222	49.37
Exercised	(20,786,338)	43.77
Forfeited	(268,617)	45.75

Outstanding, end of 2007	112,809,074	54.00
Granted — 2008	17,692,428	49.22
Exercised	(4,126,509)	32.19
Forfeited	(1,243,611)	53.84

Outstanding, end of 2008	125,131,382	$54.04
Exercisable, end of 2008	105,800,355	$54.66

All Options and Stock Appreciation Rights outstanding as of December 26, 2008 are fully vested or expected to vest.

At year end 2008, the weighted-average remaining contractual terms of options outstanding and exercisable were 3.4 years and 2.4 years, respectively.

The weighted-average fair value of options granted in 2008, 2007, and 2006 was $15.47, $19.29, and $18.46, per option, respectively.

The fair value of option awards with vesting based solely on service requirements is estimated on the date of grant based on a Black-Scholes option pricing model. Beginning in 2008, expected volatilities were based upon the implied volatility of ML & Co. common stock, in accordance with guidance provided by SEC Staff Accounting Bulletin No. 107, Share-Based Payment. Prior to 2008, expected volatilities were based upon the historic volatility of ML & Co. common stock. The expected term of options granted is estimated based on an analysis of historical exercise activity. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is based on the current dividend rate at the time of grant. The weighted average assumptions used to determine the fair value of these options in 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Risk-free interest rate	3.14%	4.79%	4.40%
Expected life (in years)	6.6	4.3	4.5
Expected volatility	39.42%	21.39%	28.87%
Expected dividend yield	3.20%	1.49%	1.37%

In 2008, performance-based option awards were granted to certain senior executive employees. The fair value of each performance based option award is estimated on the date of grant based on a lattice option pricing model. Expected volatilities are based on implied volatility of ML & Co. common stock. The expected life of options granted is based on performance conditions relating to minimum stock price thresholds required for exercisability and assuming exercise when the stock price reaches a level equal to two times the exercise price. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is based on the current dividend rate at the time of grant.

In December 2008, the performance-based stock option awards were amended to eliminate the performance conditions related to stock price thresholds; as a result, all remaining unvested options vested and became exercisable immediately upon Bank of America’s acquisition of ML & Co. on January 1, 2009. The weighted average assumptions used to determine the fair value of the performance-based options in 2008 were as follows:

2008

Risk-free interest rate	3.61%
Expected life (in years)	7.9
Expected volatility	35.00%
Expected dividend yield	2.52%

Merrill Lynch received approximately $136 million and $894 million in cash from the exercise of stock options during 2008 and 2007, respectively. The net tax benefit realized from the exercise of these options was $13 million and $219 million for 2008 and 2007, respectively.

The total intrinsic value of options exercised during 2008 and 2007 was $77 million and $925 million, respectively. As of December 26, 2008, the total intrinsic value of options outstanding and exercisable was zero. As of December 28, 2007, the total intrinsic value of options outstanding and exercisable was $676 million and $673 million, respectively.

Employee Stock Purchase Plans (“ESPP”)

ESPP, which are shareholder approved, allow eligible employees to invest from 1% to 10% of their eligible compensation to purchase ML & Co. common stock, subject to legal limits. For 2008, 2007, and 2006 the maximum annual purchase was $23,750. Purchases were made at a discount equal to 5% of the average high and low market price on the relevant investment date. Up to 125,000,000 shares of common stock have been authorized for issuance under ESPP. The activity in ESPP during 2008, 2007, and 2006 follows:

	2008	2007	2006

Available, beginning of year	21,710,119	22,572,871	23,462,435
Purchased through plan	(2,571,438)	(862,752)	(889,564)

Available, end of year	19,138,681	21,710,119	22,572,871

The weighted-average fair value of ESPP stock purchase rights (i.e. the 5% employee discount on Merrill Lynch stock purchases) exercised by employees in 2008, 2007, and 2006 was $1.47, $4.24, and $3.75 per right, respectively.

Director Plans

Merrill Lynch provides stock-based compensation to its non-employee directors under the Merrill Lynch & Co., Inc. Deferred Stock Unit Plan for Non-Employee Directors (“New Directors Plan”), which was approved by shareholders in 2005 and the Deferred Stock Unit and Stock Option Plan for Non-Employee Directors (“Old Directors Plan”) which was adopted by the Board of Directors in 1996 and discontinued after stockholders approved the New Directors Plan. In 2005, shareholders authorized Merrill Lynch to issue 500,000 shares under the New Directors Plan and also authorized adding all shares that remained available for issuance under the Old Directors Plan to shares available under the New Directors Plan for a total of approximately 1 million shares.

Under both plans, non-employee directors are to receive deferred stock units, payable in shares of ML & Co. common stock after a deferral period of five years. Under the Old Directors Plan, 10,953 and 13,916 deferred stock units were outstanding at year-end 2008 and 2007, respectively. Under the New Directors Plan, 106,050 and 65,239 deferred stock units remained outstanding at year-end 2008 and 2007, respectively.

Additionally, the Old Directors Plan provided for the grant of stock options which the New Directors Plan eliminated. There were 110,961 stock options outstanding under the Old Directors Plan at both year-end 2008 and 2007.

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

At December 26, 2008, shares subject to outstanding awards totaled 38,097,750 while 5,284,660 shares were available for issuance through future awards. The weighted-average fair value of awards granted under FACAAP during 2008, 2007, and 2006 was $45.04, $83.30, and $79.70 per award, respectively.

Other Compensation Arrangements

Merrill Lynch sponsors deferred compensation plans in which employees who meet certain minimum compensation thresholds may participate on either a voluntary or mandatory basis. Contributions to the plans are made on a tax-deferred basis by participants. Participants’ returns on these contributions may be indexed to various mutual funds and other funds.

Merrill Lynch also sponsors several cash-based employee award programs, under which certain employees are eligible to receive future cash compensation, generally upon fulfillment of the service and vesting criteria for the particular program.

When appropriate, Merrill Lynch maintains various assets as an economic hedge of its liabilities to participants under the deferred compensation plans and award programs. These assets and the payables accrued by Merrill Lynch under the various plans and grants are included on the Consolidated Balance Sheets. Such assets totaled $1.6 billion and $2.2 billion at December 26, 2008 and December 28, 2007, respectively. Accrued liabilities at year-end 2008 and 2007 were $1.7 billion and $2.2 billion, respectively. Changes to deferred compensation liabilities and corresponding returns on the assets that economically hedge these liabilities are recorded within compensation and benefits expense on the Consolidated Statements of (Loss)/Earnings.

Note 14.  Income Taxes

Income tax (benefit)/expense on (loss)/earnings consisted of:

(dollars in millions)
	2008	2007	2006

U.S. federal
Current	$(854)	$(391)	$1,370
Deferred	(6,516)	(867)	386
U.S. state and local
Current	218	(73)	271
Deferred	(895)	(112)	(116)
Non-U.S.
Current	2,442	1,194	1,432
Deferred	(8,675)	(3,945)	(630)

Income tax (benefit)/expense from continuing operations	$(14,280)	$(4,194)	$2,713

Income tax (benefit)/expense from discontinued operations	$(80)	$537	$214

The corporate statutory U.S. federal tax rate was 35% for the three years presented. A reconciliation of statutory U.S. federal income taxes to Merrill Lynch’s income tax (benefit)/expense from continuing operations follows:

(dollars in millions)

	2008	2007	2006

U.S. federal income tax at statutory rate	$(14,641)	$(4,491)	$3,431
U.S. state and local income taxes, net of federal effect	(440)	(120)	101
Non-U.S. operations	2,663	809	(539)
Capital losses including foreign subsidiary stock (net of valuation allowance)	(2,651)	-	-
Payment related to price reset on common stock offering	875	-	-
Tax-exempt interest	(159)	(201)	(163)
Dividends received deduction	(96)	(188)	(49)
Other	169	(3)	(68)

Income tax (benefit)/expense from continuing operations	$(14,280)	$(4,194)	$2,713

Income tax (benefit)/expense from discontinued operations	$(80)	$537	$214

The 2008, 2007 and 2006 effective tax rates reflect net (costs)/benefits of ($253) million, $6 million and $496 million, respectively, related to changes in estimates or rates with respect to prior years, and settlements with various tax authorities.

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

At December 28, 2007, Merrill Lynch had a U.K. net operating loss (“NOL”) carryforward of approximately $13.5 billion. In the fourth quarter of 2008, in order to manage foreign exchange risk, Merrill Lynch undertook a transaction that utilized the 2007 U.K. NOL carryforward and certain 2008 losses, both denominated in British Pounds, and replaced them with future corporate tax deductions denominated in U.S. Dollars for which a tax-related asset has been recognized in the amount of $9.7 billion. The future corporate tax deductions have an unlimited carryforward period, and therefore no valuation allowance is required for this tax-related asset.

Merrill Lynch also had a U.S. federal NOL carryforward of approximately $11.9 billion at the end of 2008. This NOL can be carried forward for 20 years until 2028. After examining all available evidence, Merrill Lynch concluded that it is more likely than not that the NOL will be utilized over the carryforward period and no valuation allowance has been established. Merrill Lynch has established a full valuation allowance for its U.S. foreign tax credit carryforwards of approximately $400 million expiring in 2017 and a $2.8 billion valuation allowance for its U.S. federal capital loss carryforward of $8.1 billion expiring in 2018. In addition, a valuation allowance of approximately $500 million has been established for federal and state deferred tax assets related to items that are capital in nature. Merrill Lynch also had state NOL carryforwards of approximately $7.3 billion. The state NOL carryforwards expire in various years from 2009 through 2028. Merrill Lynch established net valuation allowances of approximately $300 million for certain state and city NOLs.

Details of Merrill Lynch’s deferred tax assets and liabilities follow:

(dollars in millions)

	2008	2007

Valuation and other reserves	$7,233	$2,109
Net operating loss carryforwards	4,721	4,009
Capital loss	2,867	-
Deferred compensation	1,991	2,419
Stock options	1,045	1,016
Employee benefits and pension	135	382
Foreign exchange translation	763	611
Deferred interest	772	729
Goodwill	604	29
Partnership activity	299	(9)
Deferred foreign tax credit	418	543
Other	860	779

Gross deferred tax assets	21,708	12,617
Valuation allowances	(4,015)	(73)

Total deferred tax assets	17,693	12,544

Deferred tax liabilities
BlackRock investment	209	1,274
Deferred income	44	449
Interest and dividends	396	161
Depreciation and amortization	42	213
Other	555	606

Total deferred tax liabilities	1,246	2,703

Net deferred tax assets	$16,447	$9,841

The 2008 net deferred tax assets do not include the $9.7 billion U.K. tax-related asset discussed above.

Merrill Lynch adopted FIN 48 effective the beginning of the first quarter of 2007 and recognized a decrease to beginning retained earnings and an increase to the liability for unrecognized tax benefits of approximately $66 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(dollars in millions)

	2008	2007

Balance, beginning of year	$1,526	$1,482
Additions based on tax positions related to the current year	212	226
Additions for tax positions of prior years	61	46
Reductions for tax positions of prior years	(255)	(244)
Settlements	(4)	(1)
Expiration of statute of limitations	-	(1)
Cumulative translation adjustments	36	18

Balance, end of year	$1,576	$1,526

At the end of 2008, approximately $1.3 billion (net of federal benefit of state issues, Competent Authority and foreign tax credit offsets) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. Merrill Lynch paid an assessment to Japan in 2005 for the fiscal years April 1, 1998 through March 31, 2003, and in 2008 for the fiscal years April 1, 2003 through March 31, 2007, in relation to the taxation of income that was originally reported in other jurisdictions. In 2005, Merrill Lynch started the process of obtaining clarification from international tax authorities on the appropriate allocation of income among multiple jurisdictions to prevent double taxation. In addition, Merrill Lynch filed briefs with the U.S. Tax Court in 2005 with respect to a tax case that had been remanded for further proceedings in accordance with a 2004 opinion of the U.S. Court of Appeals for the Second Circuit. The U.S. Court of Appeals affirmed the initial adverse opinion of the U.S. Tax Court rendered in 2003 against Merrill Lynch, with respect to a 1987 transaction, but remanded the case to the U.S. Tax Court to consider a new argument. In December 2008, the U.S. Tax Court issued an adverse decision on this remanded matter, and it is uncertain as to whether Merrill Lynch will appeal. The unrecognized tax benefits with respect to this case and the Japanese assessments, while paid, have been included in the $1.6 billion and the $1.3 billion amounts above.

Merrill Lynch recognizes the accrual of interest and penalties related to unrecognized tax benefits in income tax expense. For the years 2008, 2007 and 2006, Merrill Lynch recognized net (benefit)/expense of approximately $(15) million, $64 million and $(21) million in interest and penalties. Merrill Lynch had approximately $146 million and $156 million for the payment of interest and penalties accrued at December 26, 2008 and December 28, 2007, respectively.

Merrill Lynch is under examination by the Internal Revenue Service (“IRS”) and other tax authorities in countries and states in which Merrill Lynch has significant business operations. The tax years under examination vary by jurisdiction. The IRS audit for the year 2004 was completed in 2008 and the statute of limitations for the year expired during 2008. Adjustments were proposed for two issues, which Merrill Lynch will challenge. The issues involve eligibility for the dividend received deduction and foreign tax credits with respect to different transactions. These two issues have also been raised in the ongoing IRS audits for the years 2005 and 2006, which may be completed during the next twelve months. During 2008, Japan tax authorities completed the audit of the fiscal tax years April 1, 2003 through March 31, 2007. An assessment was issued, which has been paid, reflecting the Japanese tax authorities’ view that certain income on which Merrill Lynch previously paid income tax to other international jurisdictions, primarily the U.S., should have been allocated to Japan. Similar to the Japan tax assessment received in 2005, Merrill Lynch will utilize the process of obtaining clarification from international authorities (Competent Authority) on the appropriate allocation of income among multiple jurisdictions to prevent double taxation. The audits in the U.K. for the tax year 2005 and in Germany for the tax years 2002 through 2006 were also completed during 2008. The Canadian tax authorities have commenced the audit of the tax years 2004 and 2005. New York State and New York City audits are in progress for the years 2002 through 2006.

Below is a table of tax years that remain subject to examination by major tax jurisdiction:

JURISDICTION	YEARS SUBJECT TO EXAMINATION

U.S. federal	2005—2008
New York State and City	2002—2008
U.K.	2006—2008
Canada	2004—2008
India	3/31/92—3/31/08
Japan	3/31/08
Hong Kong	2006—2008
Singapore	1998—2008

Depending on the outcomes of multi-jurisdictional global audits and the ongoing Competent Authority proceeding with respect to the Japan assessments, it is reasonably possible Merrill Lynch’s unrecognized tax benefits may be reduced during the next 12 months, either because Merrill Lynch’s tax positions are sustained on audit or Merrill Lynch agrees to settle certain issues. While it is reasonably possible that a significant reduction in unrecognized tax benefits may occur within 12 months of December 26, 2008, quantification of an estimated range cannot be made at this time due to the uncertainty of the potential outcomes.

Income tax (costs)/benefits of ($182) million, $641 million, and $501 million were allocated to stockholders’ equity related to employee stock compensation transactions for 2008, 2007, and 2006, respectively.

Cumulative undistributed earnings of non-U.S. subsidiaries were approximately $7.5 billion at December 26, 2008. No deferred U.S. federal income taxes have been provided for these earnings as they are permanently reinvested in Merrill Lynch’s non-U.S. operations. It is not practical to determine the amount of additional tax that may be payable in the event these earnings are repatriated.

Note 15.  Regulatory Requirements

Prior to its acquisition by Bank of America, Merrill Lynch was a consolidated supervised entity subject to group-wide supervision by the SEC and capital requirements generally consistent with the standards of the Basel Committee on Banking Supervision. As such, Merrill Lynch computed allowable capital and risk allowances consistent with Basel II capital standards; permitted the SEC to examine the books and records of ML & Co. and any affiliate that did not have a principal regulator; and had various additional SEC reporting, record-keeping, and notification requirements.

As a wholly-owned subsidiary of Bank of America, a bank holding company that is also a financial holding company, Merrill Lynch is subject to the oversight of, and inspection by, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”).

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

Securities Regulation

As a registered broker-dealer, MLPF&S is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 (“the Rule”). Under the alternative method permitted by the Rule, the minimum required net capital, as defined, shall be the greater of 2% of aggregate debit items (“ADI”) arising from customer transactions or $500 million in accordance with Appendix E of the Rule. At December 26, 2008, MLPF&S’s regulatory net capital of $4,128 million was approximately

38.3% of ADI, and its regulatory net capital in excess of the SEC minimum required was $3,607 million.

As a futures commission merchant, MLPF&S is also subject to the capital requirements of the Commodity Futures Trading Commission (“CFTC”), which requires that minimum net capital should not be less than 8% of the total customer risk margin requirement plus 4% of the total non-customer risk margin requirement. MLPF&S regulatory net capital of $4,128 million exceeded the CFTC minimum requirement of $604 million by $3,524 million.

MLI, a U.K. regulated investment firm, is subject to capital requirements of the Financial Services Authority (“FSA”). Financial resources, as defined, must exceed the total financial resources requirement set by the FSA. At December 26, 2008, MLI’s financial resources were $16,983 million, exceeding the minimum requirement by $3,861 million.

MLGSI, a primary dealer in U.S. Government securities, is subject to the capital adequacy requirements of the Government Securities Act of 1986. This rule requires dealers to maintain liquid capital in excess of market and credit risk, as defined, by 20% (a 1.2-to-1 capital-to-risk standard). At December 26, 2008, MLGSI’s liquid capital of $1,431 million was 385% of its total market and credit risk, and liquid capital in excess of the minimum required was $985 million. As a result of the Bank of America acquisition, MLGSI was delisted as a primary U.S. Government securities dealer in February 2009.

MLJS, a Japan-based regulated broker-dealer, is subject to capital requirements of the Japanese Financial Services Agency (“JFSA”). Net capital, as defined, must exceed 120% of the total risk equivalents requirement of the JFSA. At December 26, 2008, MLJS’s net capital was $1,705 million, exceeding the minimum requirement by $1,127 million.

Banking Regulation

MLBUSA is a Utah-chartered industrial bank, regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the State of Utah Department of Financial Institutions (“UTDFI”). MLBT-FSB is a full service thrift institution regulated by the Office of Thrift Supervision (“OTS”), whose deposits are insured by the FDIC. Both MLBUSA and MLBT-FSB are required to maintain capital levels that at least equal minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the banks. The following table illustrates the actual capital ratios and capital amounts for MLBUSA and MLBT-FSB as of December 26, 2008.

(dollars in millions)

		MLBUSA		MLBT-FSB

	Well
	Capitalized	Actual	Actual	Actual	Actual
	Minimum	Ratio	Amount	Ratio	Amount

Tier 1 leverage	5%	6.98%	$4,321	7.45%	$2,686
Tier 1 capital	6%	11.15%	4,321	10.62%	2,686
Total capital	10%	12.42%	4,816	11.41%	2,888

As a result of its ownership of MLBT-FSB, ML & Co. is registered with the OTS as a savings and loan holding company (“SLHC”) and is subject to regulation and examination by the OTS as a SLHC. As a result of the Bank of America acquisition, ML & Co. has requested that it be deregistered as a SLHC.

Merrill Lynch International Bank Limited (“MLIB”), an Ireland-based regulated bank, is subject to the capital requirements of the Irish Financial Services Regulatory Authority (“IFSRA”). MLIB is required to meet minimum regulatory capital requirements under the European Union (“EU”) banking law as implemented in Ireland by the IFSRA. At December 26, 2008, MLIB’s financial resources were $11,078 million, exceeding the minimum requirement by $1,496 million.

Note 16.  Discontinued Operations

On August 13, 2007, Merrill Lynch announced a strategic business relationship with AEGON in the areas of insurance and investment products. As part of this relationship, Merrill Lynch sold MLIG to AEGON for $1.3 billion in the fourth quarter of 2007, which resulted in an after-tax gain of $316 million. The gain, along with the financial results of MLIG, has been reported within discontinued operations for all periods presented and the assets and liabilities were not considered material for separate presentation. Merrill Lynch previously reported the results of MLIG in the GWM business segment.

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

Net losses from discontinued operations for the year ended December 26, 2008 were $61 million compared with net earnings of $860 million for the year ended December 28, 2007, respectively.

Certain financial information included in discontinued operations on Merrill Lynch’s Consolidated Statements of (Loss)/Earnings is shown below:

(dollars in millions)

	2008	2007	2006

Total revenues, net of interest expense	$28	$1,542	$878

(Losses) / earnings before income taxes	(141)	1,397	616
Income tax (benefit) /expense	(80)	537	214

Net (loss) / earnings from discontinued operations	$(61)	$860	$402

The following assets and liabilities related to discontinued operations are recorded on Merrill Lynch’s Consolidated Balance Sheets as of December 26, 2008 and December 28, 2007:

(dollars in millions)

	2008	2007

Assets:
Loans, notes and mortgages	$117	$12,995
Other assets	53	332

Total Assets	$170	$13,327

Liabilities:
Other payables, including interest	$5	$489

Total Liabilities	$5	$489

As of December 26, 2008, a small portfolio of commercial real estate loans related to the Merrill Lynch Capital portfolio remain in discontinued operations as they were not part of the GE Capital transaction.

Note 17.	Restructuring Charge

The Company recorded a pre-tax restructuring charge of approximately $486 million during 2008. This charge was comprised of severance costs of $348 million and expenses related to the accelerated amortization of previous granted equity-based compensation awards of $138 million. These charges were recorded within the GMI and GWM operating segments and were $331 million and $155 million, respectively. The headcount reduction primarily occurred in the United States, within technology and support areas.

During 2008, the Company made cash payments, primarily severance related, of $331 million, resulting in a remaining liability balance of $17 million as of December 26, 2008. This liability is recorded in other payables on the Consolidated Balance Sheet at December 26, 2008.

Note 18.	Quarterly Information (Unaudited)

The unaudited quarterly results of operations of Merrill Lynch for 2008 and 2007 are prepared in conformity with U.S. generally accepted accounting principles, which include industry practices, and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of any interim period are not necessarily indicative of results for a full year.

(dollars in millions, except per share amounts)

	For The Quarter Ended

	Dec. 26,	Sept. 26,	June 27,	Mar. 28,	Dec. 28,	Sept. 28,	June 29,	Mar. 30,
	2008	2008	2008	2008	2007	2007	2007	2007

Revenues	$(9,832)	$7,846	$6,056	$12,686	$4,432	$13,702	$23,429	$21,112
Interest expense	3,595	7,830	8,172	9,752	12,624	13,322	13,970	11,509

Revenues, net of interest expense	(13,427)	16	(2,116)	2,934	(8,192)	380	9,459	9,603
Non-interest expenses	8,741	8,267	5,995	6,235	6,728	4,018	6,633	6,702

Pre-tax (loss)/earnings from continuing operations	(22,168)	(8,251)	(8,111)	(3,301)	(14,920)	(3,638)	2,826	2,901
Income tax (benefit)/expense	(6,340)	(3,131)	(3,477)	(1,332)	(4,623)	(1,258)	816	871

Net (loss)/earnings from continuing operations	(15,828)	(5,120)	(4,634)	(1,969)	(10,297)	(2,380)	2,010	2,030

Pre-tax (loss)/earnings from discontinued operations	(31)	(53)	(32)	(25)	795	211	197	194
Income tax (benefit)/expense	(15)	(21)	(12)	(32)	331	72	68	66

Net (loss)/earnings from discontinued operations	(16)	(32)	(20)	7	464	139	129	128

Net (loss)/earnings	$(15,844)	$(5,152)	$(4,654)	$(1,962)	$(9,833)	$(2,241)	$2,139	$2,158

(Loss)/earnings per common share:
Basic (loss)/earnings per common share from continuing operations	$(9.94)	$(5.56)	$(4.95)	$(2.20)	$(12.57)	$(2.99)	$2.32	$2.35
Basic (loss)/earnings per common share from discontinued operations	(0.01)	(0.02)	(0.02)	0.01	0.56	0.17	0.16	0.15

Basic (loss)/earnings per common share	$(9.95)	$(5.58)	$(4.97)	$(2.19)	$(12.01)	$(2.82)	$2.48	$2.50

Diluted (loss)/earnings per common share from continuing operations	$(9.94)	$(5.56)	$(4.95)	$(2.20)	$(12.57)	$(2.99)	$2.10	$2.12
Diluted (loss)/earnings per common share from discontinued operations	(0.01)	(0.02)	(0.02)	0.01	0.56	0.17	0.14	0.14

Diluted (loss)/earnings per common share	$(9.95)	$(5.58)	$(4.97)	$(2.19)	$(12.01)	$(2.82)	$2.24	$2.26

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

ML & Co.’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of ML & Co.’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, and solely as a result of the material weaknesses in internal control over financial reporting described below, ML & Co.’s Chief Executive Officer and Chief Financial Officer have concluded that ML & Co.’s disclosure controls and procedures were ineffective.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, that creates a more than remote likelihood that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis. Management has concluded that the following material weaknesses existed at December 26, 2008.

Our parent company, ML & Co., may economically hedge fixed interest rate and currency exposure on certain debt by entering into swap contracts. In order to complete this strategy, ML & Co. enters into intercompany swaps with affiliates which then generally transact with external counterparties. During 2008, ML  & Co. began using a different set of yield curves to value certain intercompany swaps than the affiliate that was the counterparty to the transactions. The yield curves used by ML & Co. did not incorporate certain factors needed to properly value the intercompany swaps and, further, the curves were not properly tested prior to implementation. The difference in valuations caused by the utilization of two different sets of yield curves was inappropriately recorded to a third party account which resulted in the intercompany transactions not being properly reflected in the consolidated financial statements.

Several mitigating internal controls were not operating effectively and therefore failed to identify the intercompany difference that resulted from the use of two different yield curves by the intercompany counterparties. These mitigating controls included the proper recording and reconciliation of intercompany derivative transactions and proper review and resolution of resulting reconciling items in balance sheet account reconciliations for two general ledger accounts.

In addition to the above material weakness, the contemporaneous documentation and fair value hedge effectiveness requirements of SFAS No. 133 were not applied appropriately for a single material hedge relationship entered into in the fourth quarter of 2008. As a result, hedge accounting was inappropriately applied to the designated hedge of certain long-term borrowings.

These items have been corrected and are appropriately reflected in the Consolidated Financial Statements in this Form 10-K.

We are actively engaged in the development of a remediation plan to ensure that controls related to these material weaknesses are strengthened and will operate effectively. We have prioritized our remediation efforts in this area, with the goal of remediating these material weaknesses in the first quarter of 2009.

Report on Internal Control Over Financial Reporting

Management recognizes its responsibility for establishing and maintaining adequate internal control over financial reporting and has designed internal controls and procedures to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements and related notes in accordance with generally accepted accounting principles in the United States of America. Management assessed the effectiveness of Merrill Lynch’s internal control over financial reporting as of December 26, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, our management concluded that solely as a result of the material weaknesses in internal control as described above, Merrill Lynch did not maintain effective internal control over financial reporting as of December 26, 2008.

Deloitte & Touche LLP, Merrill Lynch’s independent registered public accounting firm, has issued an opinion on the effectiveness of Merrill Lynch’s internal control over financial reporting as of December 26, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This report appears under “Report of Independent Registered Public Accounting Firm” on the following page.

Changes in Internal Control Over Financial Reporting

No change in ML & Co.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, ML & Co.’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have audited Merrill Lynch & Co., Inc. and subsidiaries’ (“Merrill Lynch”) internal control over financial reporting as of December 26, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Merrill Lynch’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Merrill Lynch’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

Merrill Lynch, through its parent company, may economically hedge fixed interest rate and currency exposure on certain debt by entering into swap contracts. In order to complete this strategy, the parent company enters into intercompany swaps with affiliates which then generally transact with external counterparties. During 2008, the parent company began using a different set of yield curves to value certain intercompany swaps than the affiliate that was the counterparty to the transactions. The yield curves used by the parent company did not incorporate certain factors needed to properly value the intercompany swaps and, further, the curves were not properly tested prior to implementation. The difference in valuations caused by the utilization of two different sets of yield curves was inappropriately recorded to a third party account which resulted in the intercompany transactions not being properly reflected in the consolidated financial statements. Several mitigating internal controls were not operating effectively and therefore failed to identify the intercompany difference that resulted from the use of two different yield curves by the intercompany counterparties. These mitigating controls included the proper recording and reconciliation of intercompany derivative transactions and proper review and resolution of resulting reconciling items in balance sheet account reconciliations for two general ledger accounts.

In addition to the above material weakness, the contemporaneous documentation and fair value hedge effectiveness requirements of Statement of Financial Accounting Standards No. 133 were not applied appropriately for a single material hedge relationship entered into in the fourth quarter of 2008, resulting in hedge accounting inappropriately being applied to the designated hedge, certain long-term borrowings.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 26, 2008, of Merrill Lynch and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, Merrill Lynch has not maintained effective internal control over financial reporting as of December 26, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 26, 2008, of Merrill Lynch and our report dated February 23, 2009, expressed an unqualified opinion on those financial statements. Our report includes an explanatory paragraph relating to the acquisition of Merrill Lynch by Bank of America Corporation, as further discussed in Note 1 to the consolidated financial statements of Merrill Lynch.

/s/ Deloitte & Touche LLP

New York, New York
February 23, 2009

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Not required pursuant to instruction I(2).

Item 11.	Executive Compensation

Not required pursuant to instruction I(2).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

Not required pursuant to instruction I(2).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Not required pursuant to instruction I(2).

Item 14.	Principal Accountant Fees and Services

Pre-Approval of Services Provided by the Independent Registered Public Accounting Firm

Prior to the acquisition of Merrill Lynch by Bank of America and consistent with SEC rules regarding the independence of the independent registered public accounting firm, the Audit Committee of the Board of Directors of Merrill Lynch established a policy governing the provision of audit and non-audit services.

Pursuant to this policy, the Audit Committee annually considered and, if appropriate, approved the provision of audit services to the Company by the independent registered public accounting firm and by any other accounting firm proposed to be retained to provide audit services (e.g., in compliance with a foreign statute). The Audit Committee also considered and, if appropriate, pre-approved the provision of services by the independent registered public accounting firm that fit within the following categories of permitted audit, audit-related, tax and all other services within a specified dollar limit. The services that may have been performed by the independent registered public accounting firm, with approval of the Audit Committee, are defined in the policy as follows:

•	Audit services include audit, review and attest services necessary in order to complete the audit and quarterly reviews of our financial statements, as well as services that generally only the independent registered public accounting firm can provide, such as comfort letters, statutory audits, consents and review of documents filed with the SEC or other regulatory bodies.

•	Audit-Related services are assurance and related services provided by the independent registered public accounting firm that are reasonably related to the review of our financial statements and are not audit services.

•	Tax services include all services performed by the independent registered public accounting firm’s tax personnel except those services specifically related to the audit of our financial statements, and include tax compliance, tax advice and tax planning services.

•	All Other services are services not captured in the other three categories that are not prohibited services, as defined by the SEC, and that the Audit Committee believes will not impair the independence of the independent registered public accounting firm.

Any proposed engagement of the independent registered public accounting firm that did not fit within one of the pre-approved categories of service or is not within the established fee limits was required to be specifically pre-approved by the Audit Committee. Our employees who serve in a financial oversight role (and their immediate family members) are prohibited from receiving personal tax services from the independent registered public accounting firm.

The Audit Committee delegated pre-approval authority to the Chair of the Audit Committee in time-sensitive cases.

The exercise of such authority was required to be reported to the Audit Committee at the next regularly scheduled meeting. The Audit Committee regularly reviewed summary reports detailing all services, related fees and expenses provided by the independent registered public accounting firm.

Subsequent to our acquisition by Bank of America and consistent with SEC requirements, we follow the policies established by the Audit Committee of the Board of Directors of Bank of America regarding engagements of the provision of audit services and permitted non-audit services to us by the independent registered public accounting firm and by any other accounting firm proposed to be retained to provide audit services (e.g., in compliance with a foreign statute) or non-audit services.

Fees Paid to the Independent Registered Public Accounting Firm

The following table presents aggregate fees billed for audits of our consolidated financial statements and fees billed for audit-related and non-audit services rendered by Deloitte & Touche, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates for the fiscal years ended December 26, 2008 and December 28, 2007. In pre-approving 100% of the services generating fees in 2008 and 2007, the Audit Committee has not relied on the de minimis exception to the SEC’s pre-approval requirements applicable to the provision of audit-related, tax and all other services provided by the independent registered public accounting firm.

	2008	2007

Audit Fees(1)	$46,300,000	$45,100,000
Audit-related fees(2)	7,400,000	8,500,000
Tax fees(3)	2,800,000	3,500,000

Total fees	$56,500,000	$57,100,000

(1) Audit Fees consisted of fees for the audits of the consolidated financial statements and reviews of the condensed consolidated financial statements filed with the SEC on Forms 10-K and 10-Q as well as work generally only the independent registered public accounting firm can be reasonably expected to provide, such as comfort letters, statutory audits, consents and review of documents filed with the SEC, including certain Form 8-K filings. Audit fees also included fees for the audit opinion rendered regarding the effectiveness of internal control over financial reporting.

(2) Audit-Related Fees consisted principally of attest services pursuant to Statement of Auditing Standards No. 70, “Service Organizations,” transaction services such as due diligence and accounting consultations related to acquisitions, accounting consultations and attest services relating to financial accounting and reporting standards, fees for employee benefit plan audits, reports in connection with agreed-upon procedures related to subsidiaries that deal in derivatives and in connection with data verification and agreed-upon procedures related to asset securitizations.

(3) Tax Fees consisted of fees for all services performed by the independent registered public accounting firm’s tax personnel, except those services specifically related to the audit and review of the financial statements, and consisted principally of tax compliance (i.e., services rendered based upon facts already in existence or transactions that have already occurred to document, compute and obtain government approval for amounts to be included in tax filings), tax advisory and tax planning services. Tax compliance related fees accounted for $2,500,000 of the 2008 tax fees and $3,100,000 of the 2007 tax fees.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Documents filed as part of this report:

1. Financial Statement Schedule

The financial statement schedule required to be filed in this Annual Report on Form 10-K is listed on Exhibit 99.2.

2. Exhibits

An exhibit index has been filed as part of this report beginning on page E-1 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of February 2009.

Merrill Lynch & Co., Inc.

By*	/s/ Brian T. Moynihan
Name:     Brian T. Moynihan

Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 24th day of February 2009.

Signature	Title

* /s/ Brian T. Moynihan Brian T. Moynihan	Chief Executive Officer (Principal Executive Officer)

* /s/ Neil A. Cotty Neil A. Cotty	Chief Financial Officer (Principal Financial Officer)

* /s/ Gary Carlin Gary Carlin	Chief Accounting Officer and Controller (Principal Accounting Officer)

* /s/ Kenneth D. Lewis Kenneth D. Lewis	Chairman

* /s/ Joe L. Price Joe L. Price	Director

* /s/ Amy Woods Brinkley Amy Woods Brinkley	Director

By: /s/ Teresa M. Brenner Teresa M. Brenner Attorney-in-Fact

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

Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Agreement and Plan of Merger, dated as of September 15, 2008, by and between Merrill Lynch & Co., Inc. and Bank of America Corporation (incorporated by reference to Exhibit 2.1 to Merrill Lynch’s Current Report on Form 8-K dated September 19, 2008).
Articles of Incorporation and By-Laws
3.1	Restated Certificate of Incorporation of Merrill Lynch, effective as of May 3, 2001 (incorporated by reference to Exhibit 3.1 to 8-K dated November 14, 2005).
3.2	Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s Floating Rate Non-Cumulative Preferred Stock, Series 1, par value $1.00 per share, effective as of October 25, 2004 (the “Series 1 Preferred Stock”) (incorporated by reference to Exhibit 3.2 and 4.1 to 8-K dated November 14, 2005).
3.3	Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s Floating Rate Non-Cumulative Preferred Stock, Series 2, par value $1.00, effective as of March 9, 2005 (the “Series 2 Preferred Stock”) (incorporated by reference to Exhibit 3.3 and 4.2 to 8-K dated November 14, 2005).
3.4	Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s 6.375% Non-Cumulative Preferred Stock, Series 3, par value $1.00 per share, effective as of November 14, 2005 (the “Series 3 Preferred Stock”) (incorporated by reference to Exhibit 3.4 and 4.3 to 8-K dated November 14, 2005).
3.5	Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s Floating Rate Non-Cumulative Preferred Stock, Series 4, par value $1.00 per share, effective as of November 14, 2005 (the “Series 4 Preferred Stock”) (incorporated by reference to Exhibit 3.5 and 4.4 to 8-K dated November 14, 2005).
3.6	Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s Floating Rate Non-Cumulative Preferred Stock, Series 5, par value $1.00 per share, effective as of March 16, 2007 (the “Series 5 Preferred Stock”) (incorporated by reference to Exhibit 3.6 and 4.5 to 8-K dated March 21, 2007).
3.7	Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s 6.70% Non-Cumulative Perpetual Preferred Stock, Series 6, par value $1.00 per share, effective as of September 21, 2007 (the “Series 6 Preferred Stock”) (incorporated by reference to Exhibit 3.7 and 4.6 to Form 8-K dated September 24, 2007).
3.8	Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s 6.25% Non-Cumulative Perpetual Preferred Stock, Series 7, par value $1.00 per share, effective as of September 21, 2007 (the “Series 7 Preferred Stock”) (incorporated by reference to Exhibit 3.8 and 4.7 to 8-K dated September 24, 2007).
3.9	Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 1, par value $1.00 per share, effective as of January 15, 2008 (incorporated by reference to Exhibit 3.9 and 4.8 to 8-K dated January 16, 2008).

3.10	Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s 8.625% Non-Cumulative Preferred Stock, Series 8 (incorporated by reference to Exhibits 3.10 and 4.9 to Form 8-K dated April 29, 2008).
3.11	Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 2, par value $1.00 per share and liquidation preference $100,000 per share (incorporated by reference to Exhibits 3.11 and 4.10 to Form 8-K dated August 1, 2008).
3.12	Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 3, par value $1.00 per share and liquidation preference $100,000 per share (incorporated by reference to Exhibits 3.12 and 4.11 are incorporated by reference to Registrant’s Current Report on Form 8-K dated August 1, 2008).
3.13	Certificate of Merger merging MER Merger Corporation with and into Merrill Lynch & Co., Inc. (incorporated by reference to Exhibit 3.1 to 8-K dated January 2, 2009).
3.14	Certificate of Amendment to Certificate of Designations of 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 2 of ML & Co. (incorporated by reference to Exhibit 3.2 to 8-K dated January 2, 2009).
3.15	Certificate of Amendment to Certificate of Designations of 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 3 of Merrill Lynch & Co., Inc. (incorporated by reference to Exhibit 3.3 to 8-K dated January 2, 2009).
3.16	By-Laws of Merrill Lynch & Co., Inc. as of January 1, 2009 (incorporated by reference to Exhibit 3.4 to 8-K dated January 2, 2009).
Instruments Defining the Rights of Security Holders, Including Indentures ML & Co. hereby undertakes to furnish to the SEC, upon request, copies of any agreements not filed defining the rights of holders of long-term debt securities of ML & Co., none of which authorize an amount of securities that exceed 10% of the total assets of ML & Co.

4.1	Senior Indenture, dated as of April 1, 1983, as amended and restated as of April 1, 1987, between ML & Co. and The Bank of New York Mellon,[1] as Trustee (“1983 Senior Indenture”) and the Supplemental Indenture thereto dated as of March 5, 1990 (incorporated by reference to Exhibit 4(i) to 10-K for the fiscal year ended December 29, 1999 (“1999 10-K”)).
4.2	Sixth Supplemental Indenture to the 1983 Senior Indenture, dated as of October 25, 1993, between ML & Co. and The Bank of New York Mellon (incorporated by reference to Exhibit 4(ii) to 1999 10-K).
4.3	Twelfth Supplemental Indenture to the 1983 Senior Indenture, dated as of September 1, 1998, between ML & Co. and The Bank of New York Mellon (incorporated by reference to Exhibit 4(a) to 8-K dated October 21, 1998).
4.4	Fifteenth Supplemental Indenture to the 1983 Senior Indenture, dated as of October 14, 2003, between ML & Co. and The Bank of New York Mellon (incorporated by reference to Exhibit 4(b)(ix) to S-3 (file no. 333-109802))
4.5	Nineteenth Supplemental Indenture to the 1983 Senior Indenture, dated as of September 17, 2007 between ML & Co., and The Bank of New York Mellon (incorporated by reference to Exhibit 4.5 to ML & Co.’s 10-K for the fiscal year ended December 28, 2007)
4.6	Senior Indenture, dated as of October 1, 1993 between ML & Co. and The Bank of New York Mellon (“1993 Senior Indenture”) (incorporated by reference to Exhibit(4)(iv) to 10-K for fiscal year ended December 25, 1998 (“1998 10-K”)).

1 As used in this section of this Report, “The Bank of New York Mellon” means The Bank of New York Mellon, a New York banking corporation and successor to the corporate trust business of JPMorgan Chase Bank, N.A, the entity formerly known as JPMorgan Chase Bank, The Chase Manhattan Bank and Chemical Bank (successor by merger to Manufacturers Hanover Trust Company).

4.7		First Supplemental Indenture to the 1993 Senior Indenture, dated as of June 1, 1998, between ML & Co. and The Bank of New York Mellon (incorporated by reference to Exhibit 4(a) to 8-K dated July 2, 1998).
4.8		Form of Subordinated Indenture, dated as of December 17, 1996, between ML & Co. and The Bank of New York Mellon, as trustee (“1996 Subordinated Indenture”) (incorporated by reference to Exhibit 4.7 to S-3 (file no. 333-16603).
4.9		Supplemental Indenture to the 1996 Subordinated Indenture, dated as of May 16, 2006, between ML & Co. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4(a) to ML & Co.’s Report on Form 8-K dated May 16, 2006)
4.10		Junior Subordinated Indenture, dated as of December 14, 2006, between Merrill Lynch & Co., Inc. and The Bank of New York Mellon, as trustee (“2006 Junior Subordinated Indenture”) (incorporated by reference to Exhibit 4(a) to ML & Co.’s Report on Form 8-K dated December 14, 2006).
4.11		First Supplemental Indenture to the 2006 Junior Subordinated Indenture, dated as of December 14, 2006, between Merrill Lynch & Co., Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4(b) to ML & Co.’s Report on Form 8-K dated December 14, 2006).
4.12		Second Supplemental Junior Subordinated Indenture to the 2006 Junior Subordinated Indenture, dated as of May 2, 2007, between ML & Co. and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4(b) to Form 8-K dated May 2, 2007).
4.13		Third Supplemental Indenture to the 2006 Junior Subordinated Indenture, dated as of August 22, 2007, between ML & Co. and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4(b) to Form 8-K dated August 22, 2007).
4.14		Indenture, dated as of December 14, 2004, between ML & Co. and The Bank of New York Mellon, relating to ML & Co.’s Exchange Liquid Yield Optiontm Notes due 2032 (Zero Coupon — Floating Rate — Senior) (incorporated by reference to Exhibit 4(a)(vii) to S-3 (file no. 333-122639)).
4.15		First Supplemental Indenture, dated as of March 6, 2008, between Merrill Lynch & Co., Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4 to Merrill Lynch & Co., Inc.’s Form 8-K filed March 6, 2008).
4.16		Second Supplemental Indenture, dated as of January 1, 2009, between Merrill Lynch & Co., Inc., Bank of America Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4 to Merrill Lynch & Co., Inc.’s Form 8-K filed January 5, 2009.)
Material Contracts
10.1		Amended and Restated Stockholder Agreement, dated as of July 16, 2008, by and between Merrill Lynch & Co., Inc. and BlackRock, Inc. (filed as Exhibit 7.02 to ML & Co.’s Amendment No. 1 to Schedule 13D dated July 22, 2008).
10.2		Letter Agreement, dated October 26, 2008, between the United States Department of the Treasury and ML & Co. (incorporated by reference to Exhibit 10.2 to 3Q08 10-Q).
10	. 3	Exchange Agreement, dated as of December 26, 2008, between Merrill Lynch & Co., Inc. and BlackRock, Inc. (incorporated by reference to Exhibit 10.01 of BlackRock Inc.’s current report on Form 8-K, filed on December 29, 2008).
10.4		Exchange Agreement, dated as of December 26, 2008, between The PNC Financial Services Group, Inc. and BlackRock, Inc. (incorporated by reference to Exhibit 10.02 of BlackRock Inc.’s current report on Form 8-K, filed on December 29, 2008.)
11		Statement re: computation of earnings per common share (the calculation of per share earnings is in Part II, Item 8, Note 10 to the Consolidated Financial Statements (Stockholders’ Equity and Earnings Per Share) and is not required in accordance with Section(b)(11) of Item 601 of Regulation S-K).
12	*	Statement re: computation of ratios.
23	*	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

24	.1*	Power of Attorney.
24	.2*	Assistant Secretary’s Certificate.
31	.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.
31	.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Additional Exhibits
99.1		Stock Option Agreement, dated September 15, 2008, between Merrill Lynch & Co., Inc. and Bank of America Corporation (incorporated by reference to Exhibit 99.1 to Merrill Lynch’s Current Report on Form 8-K dated September 19, 2008).
99	.2*	Condensed Financial Information of Registrant Merrill Lynch & Co., Inc. (Parent Company Only)

*	Filed herewith