Form 10-Q
period 2009-03-31
MERRILL LYNCH & CO., INC.
filed 2009-05-07
CIK 65100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

X     YES             NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of the close of business on May 7, 2009, there were 1,000 shares of Common Stock outstanding, all of which were held by Bank of America Corporation.

The registrant is a wholly owned subsidiary of Bank of America Corporation and meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format as permitted by Instruction H(2).

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

Item 1.	Financial Statements

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings/(Loss) (Unaudited)

		Predecessor Company
	Successor Company	For the Period from
	Three Months Ended	December 27, 2008	Three Months Ended
(dollars in millions, except per share amounts)	March 31, 2009	to December 31, 2008	March 28, 2008
Revenues
Principal transactions	$5,778	$(280)	$(2,418)
Commissions	1,243	22	1,889
Managed accounts and other fee-based revenues	1,103	22	1,455
Investment banking	606	12	917
Earnings from equity method investments	40	-	431
Other	260	19	(1,449)

Subtotal	9,030	(205)	825
Interest and dividend revenues	4,379	34	11,861
Less interest expense	3,455	-	9,752

Net interest profit	924	34	2,109

Revenues, net of interest expense	9,954	(171)	2,934

Non-interest expenses
Compensation and benefits	3,142	64	4,196
Communications and technology	397	-	555
Occupancy and related depreciation	255	-	309
Brokerage, clearing, and exchange fees	252	10	387
Advertising and market development	105	-	176
Professional fees	99	-	242
Office supplies and postage	40	-	57
Other	419	-	313

Total non-interest expenses	4,709	74	6,235

Pre-tax earnings/(loss) from continuing operations	5,245	(245)	(3,301)
Income tax expense/(benefit)	1,585	(92)	(1,332)

Net earnings/(loss) from continuing operations	3,660	(153)	(1,969)

Discontinued operations:
Pre-tax (loss) from discontinued operations	-	-	(25)
Income tax (benefit)	-	-	(32)

Net earnings from discontinued operations	-	-	7

Net earnings/(loss)	3,660	(153)	(1,962)

Preferred stock dividends	15	-	174

Net earnings/(loss) applicable to common stockholders	$3,645	$(153)	$(2,136)

Basic (loss) per common share from continuing operations	N/A	$(0.10)	$(2.20)
Basic earnings per common share from discontinued operations	N/A	-	0.01

Basic (loss) per common share	N/A	$(0.10)	$(2.19)

Diluted (loss) per common share from continuing operations	N/A	$(0.10)	$(2.20)
Diluted earnings per common share from discontinued operations	N/A	-	0.01

Diluted (loss) per common share	N/A	$(0.10)	$(2.19)

Dividend paid per common share	-	$-	$0.35

Average shares used in computing (losses)/earnings per common share
Basic	N/A	1,600.3	974.1
Diluted	N/A	1,600.3	974.1

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	Successor Company	Predecessor Company
(dollars in millions, except per share amounts)	March 31, 2009	December 26, 2008
ASSETS

Cash and cash equivalents	$35,837	$68,403

Cash and securities segregated for regulatory purposes or deposited with clearing organizations	28,798	32,923

Securities financing transactions
Receivables under resale agreements (includes $41,462 in 2009 and $62,146 in 2008 measured at fair value in accordance with SFAS No. 159)	55,628	93,247
Receivables under securities borrowed transactions (includes $799 in 2009 and $853 in 2008 measured at fair value in accordance with SFAS No. 159)	40,337	35,077

	95,965	128,324

Trading assets, at fair value (includes securities pledged as collateral that can be sold or repledged of $16,277 in 2009 and $18,663 in 2008):
Derivative contracts	83,330	89,477
Corporate debt and preferred stock	25,437	30,829
Equities and convertible debentures	20,808	26,160
Non-U.S. governments and agencies	9,782	6,107
Mortgages, mortgage-backed, and asset-backed	9,386	13,786
U.S. Government and agencies	3,500	5,253
Municipals, money markets and physical commodities	5,908	3,993

	158,151	175,605

Investment securities (includes $2,418 in 2009 and $2,770 in 2008 measured at fair value in accordance with SFAS No. 159) (includes securities pledged as collateral that can be sold or repledged of $0 in 2009 and $2,557 in 2008)	47,048	57,007

Securities received as collateral, at fair value	7,792	11,658

Receivables from Bank of America	17,507	-

Other receivables
Customers (net of allowance for doubtful accounts of $0 in 2009 and $143 in 2008)	23,454	51,131
Brokers and dealers	5,075	12,410
Interest and other	29,115	26,331

	57,644	89,872

Loans, notes, and mortgages (net of allowances for loan losses of $10 in 2009 and $2,072 in 2008) (includes $6,570 in 2009 and $979 in 2008 measured at fair value in accordance with SFAS No. 159)	88,197	69,190

Equipment and facilities (net of accumulated depreciation and amortization of $190 in 2009 and $5,856 in 2008)	2,751	2,928

Goodwill and other intangible assets	10,631	2,616

Other assets	19,502	29,017

Total Assets	$569,823	$667,543

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	Successor Company	Predecessor Company
(dollars in millions, except per share amounts)	March 31, 2009	December 26, 2008
LIABILITIES

Securities financing transactions
Payables under repurchase agreements (includes $27,905 in 2009 and $32,910 in 2008 measured at fair value in accordance with SFAS No. 159)	$54,531	$92,654
Payables under securities loaned transactions	16,287	24,426

	70,818	117,080

Short-term borrowings (includes $946 in 2009 and $3,387 in 2008 measured at fair value in accordance with SFAS No. 159)	4,680	37,895

Deposits	97,288	96,107

Trading liabilities, at fair value
Derivative contracts	55,757	71,363
Equities and convertible debentures	9,467	7,871
Non-U.S. governments and agencies	5,687	4,345
Corporate debt and preferred stock	963	1,318
U.S. Government and agencies	538	3,463
Municipals, money markets and other	962	1,111

	73,374	89,471

Obligation to return securities received as collateral, at fair value	7,792	11,658

Payables to Bank of America	25,213	-

Other payables
Customers	37,103	44,924
Brokers and dealers	10,283	12,553
Interest and other (includes $999 in 2009 measured at fair value in accordance with SFAS No. 159)	36,673	32,918

	84,059	90,395

Long-term borrowings (includes $36,132 in 2009 and $49,479 in 2008 measured at fair value in accordance with SFAS No. 159)	162,869	199,678
Junior subordinated notes (related to trust preferred securities)	3,536	5,256

Total Liabilities	529,629	647,540

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred Stockholders’ Equity (liquidation preference of $100,000 per share; issued: 2009 — 17,000 shares; issued: 2008 — 115,000 shares)	1,541	8,605
Common Stockholders’ Equity
Common stock (par value $1.33 1/3 per share; authorized: 3,000,000,000 shares; issued: 2009 — 1,000 shares; issued: 2008 — 2,031,995,436 shares)	-	2,709
Paid-in capital	34,632	47,232
Accumulated other comprehensive income/(loss) (net of tax)	376	(6,318)
Retained earnings/(Accumulated deficit)	3,645	(8,603)

	38,653	35,020

Less: Treasury stock, at cost (2009 — None; 2008 — 431,742,565 shares)	-	23,622

Total Common Stockholders’ Equity	38,653	11,398

Total Stockholders’ Equity	40,194	20,003

Total Liabilities and Stockholders’ Equity	$569,823	$667,543

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended
(dollars in millions)	March 31, 2009	March 28, 2008
Cash flows from operating activities:
Net earnings/(loss)	$3,660	$(1,962)
Adjustments to reconcile net earnings/(loss) to cash provided by operating activities
Depreciation and amortization	303	217
Share-based compensation expense	248	799
Deferred taxes	1,268	608
Earnings from equity method investments	(40)	(226)
Other	2,815	1,429
Changes in operating assets and liabilities:
Trading assets	11,320	2,586
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	3,499	(2,834)
Receivables from Bank of America	(17,507)	-
Receivables under resale agreements	48,119	9,298
Receivables under securities borrowed transactions	(5,260)	(2,198)
Customer receivables	11,371	(14,145)
Brokers and dealers receivables	7,329	(2,966)
Proceeds from loans, notes, and mortgages held for sale	3,015	6,923
Other changes in loans, notes, and mortgages held for sale	(1,573)	(2,127)
Trading liabilities	(15,935)	1,285
Payables under repurchase agreements	(32,623)	(3,228)
Payables under securities loaned transactions	(8,139)	(12)
Payables to Bank of America	25,213	-
Customer payables	(7,821)	15,974
Brokers and dealers payables	(2,270)	3,530
Trading investment securities	298	(1,933)
Other, net	(2,520)	3,572

Cash provided by operating activities	24,770	14,590

Cash flows from investing activities:
Proceeds from (payments for):
Maturities of available-for-sale securities	2,095	2,012
Sales of available-for-sale securities	2,329	11,633
Purchases of available-for-sale securities	(279)	(13,773)
Proceeds from the sale of discontinued operations	-	12,581
Equipment and facilities, net	(13)	(280)
Loans, notes, and mortgages held for investment	(2,418)	(1,977)
Other investments	2,218	(528)

Cash provided by investing activities	3,932	9,668

Cash flows from financing activities:
Proceeds from (payments for):
Commercial paper and short-term borrowings	(33,215)	(3,945)
Issuance and resale of long-term borrowings	1,602	23,754
Settlement and repurchases of long-term borrowings	(19,887)	(33,010)
Capital contributions from Bank of America	6,850	-
Deposits	(819)	832
Derivative financing transactions	16	750
Issuance of common stock	-	2,486
Issuance of preferred stock, net	-	6,610
Other common stock transactions	-	(866)
Excess tax benefits related to share-based compensation	-	35
Dividends	(15)	(538)

Cash (used for) financing activities	(45,468)	(3,892)

(Decrease) increase in cash and cash equivalents	(16,766)	20,366
Cash and cash equivalents, beginning of period(1)	52,603	41,346

Cash and cash equivalents, end of period	$35,837	$61,712

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$193	$372
Interest paid	4,273	10,371
Non-cash investing and financing activities:

In connection with the acquisition of Merrill Lynch by Bank of America, Merrill Lynch recorded purchase accounting adjustments in the quarter ended March 31, 2009, which were recorded as non-cash capital contributions. See Note 2.

(1)	Amount for Successor Company is as of January 1, 2009.

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income/(Loss) (Unaudited)

	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended
(dollars in millions)	March 31, 2009	March 28, 2008
Net earnings/(loss)	$3,660	$(1,962)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	229	(8)
Net unrealized gain/(loss) on investment securities available-for-sale	106	(2,276)
Net deferred gain on cash flow hedges	39	49
Defined benefit pension and postretirement plans	2	5

Total other comprehensive income/(loss), net of tax	376	(2,230)

Comprehensive income/(loss)	$4,036	$(4,192)

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2009

Note 1.  Summary of Significant Accounting Policies

Description of Business

Merrill Lynch & Co. Inc. (“ML & Co.”) and together with its subsidiaries (“Merrill Lynch”), provide investment, financing, insurance, and related services to individuals and institutions on a global basis through its broker, dealer, banking and other financial services subsidiaries. For a complete discussion of significant accounting policies, refer to the Audited Consolidated Financial Statements included in Merrill Lynch’s Annual Report on Form 10-K for the year-ended December 26, 2008 (the “2008 Annual Report”).

Bank of America Acquisition

On January 1, 2009, Merrill Lynch (the “Predecessor Company”) was acquired by Bank of America Corporation (“Bank of America”) through the merger of a wholly-owned subsidiary of Bank of America with and into ML & Co. with ML & Co. (the “Successor Company”) continuing as the surviving corporation and a wholly owned subsidiary of Bank of America. Upon completion of the acquisition, each outstanding share of ML & Co. common stock was converted into 0.8595 shares of Bank of America common stock. As of the completion of the acquisition, ML & Co. Series 1 through Series 8 preferred stock were converted into Bank of America preferred stock with substantially identical terms to the corresponding series of Merrill Lynch preferred stock (except for additional voting rights provided to the Bank of America securities). The Merrill Lynch 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 2, and 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 3 that was outstanding immediately prior to the completion of the acquisition remained issued and outstanding subsequent to the acquisition, but are now convertible into Bank of America common stock.

Bank of America’s cost of acquiring Merrill Lynch has been pushed down to form a new accounting basis for Merrill Lynch. Accordingly, the accompanying Condensed Consolidated Financial Statements are presented for two periods, Predecessor and Successor, which respectively correspond to the periods preceding and succeeding the date of acquisition. The Predecessor and Successor periods have been separated by a vertical line on the face of the Condensed Consolidated Financial Statements to highlight the fact that the financial information for such periods has been prepared under two different cost bases of accounting. The components of the Predecessor Company’s shareholders’ equity (with the exception of $1.5 billion of convertible preferred stock discussed above) were reclassified to paid-in-capital on January 1, 2009.

Effective January 1, 2009, Merrill Lynch adopted calendar quarter-end and year-end reporting periods to coincide with those of Bank of America. The intervening period between Merrill Lynch’s previous fiscal year end (December 26, 2008) and the beginning of the current quarter (January 1, 2009) (the “stub period”) is presented separately on the accompanying Condensed Consolidated Statements of Earnings / (Loss).

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Merrill Lynch. The Condensed Consolidated Financial Statements are presented in accordance with U.S. Generally Accepted Accounting Principles. Intercompany transactions and balances within Merrill Lynch have been eliminated. Transactions and balances with Bank of America have not been eliminated. The interim Condensed Consolidated Financial Statements for the three month periods and the stub period are unaudited; however, all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included.

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the 2008 Annual Report, while recognizing that two different bases of accounting are presented. The nature of Merrill Lynch’s business is such that the results of any interim period are not necessarily indicative of results for a full year. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. In addition, certain changes have been made to classifications in the financial statements as of and for the quarter ended March 31, 2009 to conform to Bank of America’s presentation of similar transactions. These changes include:

•	The reclassification of bifurcated embedded derivatives from the balance sheet classification of the host instrument (e.g., long-term borrowings for structured notes) to derivative contracts within trading assets and liabilities;

•	The reclassification of derivatives that had been used for asset and liability management hedging from other assets and other payables-interest and other to derivative contracts within trading assets and trading liabilities;

•	The reclassification of certain loans designated as held for trading, held for sale or held for investment to either held for sale or held for investment; and

•	The reclassification of the financing provided to Bloomberg, Inc. in connection with the sale of Merrill Lynch’s interest in Bloomberg, L.P. from investment securities to loans, notes and mortgages.

Merrill Lynch did not make any significant changes to its Predecessor Company accounting policies in order to conform with the accounting policies utilized by Bank of America.

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

VREs — VREs are defined to include entities that have both equity at risk that is sufficient to fund future operations and have equity investors with decision making ability that absorb the majority of the expected losses and expected returns of the entity. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, Merrill Lynch generally consolidates those VREs where it holds a controlling financial interest. For investments in limited partnerships and certain limited liability corporations that Merrill Lynch does not control, Merrill Lynch applies Emerging Issues Task Force (“EITF”) Topic D-46, Accounting for Limited Partnership Investments, which requires use of the equity method of accounting for investors that have more than a minor influence, which is typically defined as an investment of greater than 3% of the outstanding equity in the entity. For more traditional corporate structures, in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, Merrill Lynch applies the equity method of accounting where it has significant influence over the investee. Significant influence can be evidenced by a significant ownership interest (which is generally defined as a voting interest of 20% to 50%), significant board of director representation, or other contracts and arrangements.

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

QSPEs — QSPEs are passive entities with significantly limited permitted activities. QSPEs are generally used as securitization vehicles and are limited in the type of assets that they may hold, the derivatives into which they can enter and the level of discretion that they may exercise through servicing activities. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS No. 140”), and FIN 46(R), Merrill Lynch does not consolidate QSPEs.

Securitization Activities

In the normal course of business, Merrill Lynch securitizes commercial and residential mortgage loans; municipal, government, and corporate bonds; and other types of financial assets. Merrill Lynch may retain interests in the securitized financial assets through holding tranches of the securitization. In accordance with SFAS No. 140, Merrill Lynch recognizes transfers of financial assets where it relinquishes control as sales to the extent of cash and any proceeds received. Control is considered to be relinquished when all of the following conditions have been met:

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

Revenue Recognition

Principal transactions revenues include both realized and unrealized gains and losses on trading assets and trading liabilities, investment securities classified as trading investments and fair value changes associated with structured debt. These instruments are recorded at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Gains and losses are recognized on a trade date basis.

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

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.

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

SFAS No. 157 also requires that Merrill Lynch consider its own creditworthiness when determining the fair value of certain instruments, including OTC derivative instruments. The approach to measuring the impact of Merrill Lynch’s credit risk on an instrument is done in the same manner as for third party credit risk. The impact of Merrill Lynch’s credit risk is incorporated into the fair value, even when credit risk is not readily observable, of an instrument such as in OTC derivatives contracts. OTC derivative liabilities are valued based on the net counterparty exposure as described above.

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

Income Taxes

Merrill Lynch provides for income taxes on all transactions that have been recognized in the Condensed Consolidated Financial Statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Accordingly, deferred taxes are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period during which such changes are enacted. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Pursuant to SFAS No. 109, Merrill Lynch may assess various sources of evidence in the conclusion as to the necessity of valuation allowances to reduce deferred tax assets to amounts more-likely-than-not to be realized including the following: 1) past and projected earnings, including losses, of Merrill Lynch and Bank of America, as certain tax attributes such as U.S. net operating losses (“NOLs”), U.S. capital loss carryforwards and foreign tax credit carryforwards can be utilized by Bank of America in certain income tax returns, 2) tax carryforward periods, and 3) tax planning strategies and other factors of the legal entities, such as the intercompany tax-allocation policy. Included within

Merrill Lynch’s net deferred tax assets are carryforward amounts generated in the U.S. and U.K. that are deductible in the future as NOLs. Merrill Lynch has concluded that these deferred tax assets are more-likely-than-not to be fully utilized prior to expiration, based on the projected level of future taxable income of Merrill Lynch and Bank of America, which is relevant due to the tax-allocation policy. For this purpose, future taxable income was projected based on forecasts and historical earnings after adjusting for the past market disruptions and the anticipated impact of the differences between pre-tax earnings and taxable income.

Merrill Lynch recognizes and measures its unrecognized tax benefits in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Merrill Lynch estimates the likelihood, based on their technical merits, that tax positions will be sustained upon examination considering the facts and circumstances and information available at the end of each period. Merrill Lynch adjusts the level of unrecognized tax benefits when there is more information available, or when an event occurs requiring a change. In accordance with Bank of America’s policy, any new or subsequent change in an unrecognized tax benefit related to a Bank of America state consolidated, combined or unitary return in which Merrill Lynch is a member will not be reflected in Merrill Lynch’s balance sheet. However, upon Bank of America’s resolution of the unrecognized state tax benefit, any material impact deemed to be attributable to Merrill Lynch will be reflected in Merrill Lynch’s balance sheet. Merrill Lynch accrues income-tax-related interest and penalties, if applicable, within income tax expense.

Beginning with the 2009 tax year, Merrill Lynch’s results of operations are included in the U.S. federal income tax return and certain state income tax returns of Bank of America. The method of allocating income tax expense is determined under the tax allocation policy of Bank of America. This allocation policy specifies that income tax expense will be computed for all Bank of America subsidiaries generally on a separate company method, taking into account the tax position of the consolidated group and the pro forma Merrill Lynch group. Under the policy, tax benefits associated with net operating losses (or other tax attributes) of Merrill Lynch are payable to Merrill Lynch upon the earlier of the utilization in the filing of Bank of America’s returns or the utilization in Merrill Lynch’s pro forma returns. See Note 15 for further discussion of income taxes.

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

Where the fair value option has been elected, changes in the fair value of resale and repurchase agreements are reflected in principal transactions revenues and the contractual interest coupon is recorded as interest revenue or interest expense, respectively. For further information refer to Note 6. Resale and repurchase agreements recorded at their contractual amounts plus accrued interest approximate fair value, as the fair value of these items is not materially sensitive to shifts in market interest rates because of the short-term nature of these instruments and/or variable interest rates or to credit risk because the resale and repurchase agreements are fully collateralized.

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

Trading Assets and Liabilities

Merrill Lynch’s trading activities consist primarily of securities brokerage and trading; derivatives dealing and brokerage; commodities trading and futures brokerage; and securities financing transactions. Trading assets and trading liabilities consist of cash instruments (e.g., securities and loans) and derivative instruments used for trading purposes or for managing risk exposures in other trading inventory. Trading assets and trading liabilities also include commodities inventory. See Note 5 for additional information on derivative instruments.

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

Investment Securities

Investment securities consist of marketable investment securities and non-qualifying investments. Refer to Note 7.

Marketable Investments

ML & Co. and certain of its non-broker-dealer subsidiaries, including Merrill Lynch banks, follow the guidance in SFAS No. 115 when accounting for investments in debt and publicly traded equity securities. Merrill Lynch classifies those debt securities that it does not intend to sell as held-to-maturity securities. Held-to-maturity securities are carried at cost unless a decline in value is deemed other-than-temporary, in which case the carrying value is reduced. For Merrill Lynch, the trading classification under SFAS No. 115 generally includes those securities that are bought and held principally for the purpose of selling them in the near term, securities that are economically hedged, or securities that may contain a bifurcatable embedded derivative as defined in SFAS No. 133. Securities classified as trading are marked to fair value through earnings. All other qualifying securities are classified as available-for-sale and held at fair value with unrealized gains and losses reported in accumulated other comprehensive income/(loss).

Realized gains and losses on investment securities are included in current period earnings. For purposes of computing realized gains and losses, the cost basis of each investment sold is based on the specific identification method.

Merrill Lynch regularly (at least quarterly) evaluates each held-to-maturity and available-for-sale security whose value has declined below amortized cost to assess whether the decline in fair value is other-than-temporary. A decline in a debt security’s fair value is considered to be other-than-temporary if it is probable that all amounts contractually due will not be collected or Merrill Lynch either plans to sell the security or it is more likely than not that it will be required to sell the security before recovery of its amortized cost. Beginning in 2009, for unrealized losses on debt securities that are deemed other-than-temporary, the credit component of an other-than-temporary impairment is recognized in earnings and the noncredit component in other comprehensive income (“OCI”) when Merrill Lynch does not intend to sell the security and it is more likely than not that Merrill Lynch will not be required to sell the security prior to recovery. Prior to January 1, 2009, unrealized losses (both the credit and non-credit components) on available-for-sale debt securities that were deemed other-than-temporary were included in current period earnings.

Merrill Lynch’s impairment review generally includes:

•	Identifying securities with indicators of possible impairment;

•	Analyzing individual securities with fair value less than amortized cost for specific factors including:

•	The estimated length of time to recover from fair value to amortized cost;

•	The severity and duration of the fair value decline from amortized cost;

•	Deterioration in the financial condition of the issuer;

•	Discussing evidential matter, including an evaluation of the factors that could cause individual securities to have an other-than-temporary impairment;

•	Determining whether Merrill Lynch intends to sell the security or if it is more likely than not that Merrill Lynch will be required to sell the security before recovery of its amortized cost; and

•	Documenting the analysis and conclusions.

Non-Qualifying Investments

Non-qualifying investments are those investments that are not within the scope of SFAS No. 115 and primarily include private equity investments accounted for at fair value and securities carried at cost or under the equity method of accounting.

Private equity investments that are held for capital appreciation and/or current income are accounted for under the American Institute of Certified Public Accountants’ (“AICPA”) Accounting and Auditing Guide, Investment Companies (the “Investment Company Guide”) and carried at fair value. Additionally, certain private equity investments that are not accounted for under the Investment Company Guide may be carried at fair value under the fair value option election in SFAS No. 159. The carrying value of private equity investments reflects expected exit values based upon market prices or other valuation methodologies including expected cash flows and market comparables of similar companies.

Merrill Lynch has non-controlling investments in the common shares of corporations and in partnerships that do not fall within the scope of SFAS No. 115 or the Investment Company Guide. Merrill Lynch accounts for these investments using either the cost or the equity method of accounting based on management’s ability to influence the investees. See the Consolidation Accounting Policies section of this Note for more information.

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

For investments accounted for at cost, income is recognized as dividends are received. Impairment testing is based on the guidance provided in FASB Staff Positions Nos. SFAS 115-2 and SFAS 124-2, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and the cost basis is reduced when an impairment is deemed other-than-temporary.

Loans, Notes, and Mortgages, Net

Merrill Lynch’s lending and related activities include loan originations, syndications and securitizations. Loan originations include corporate and institutional loans, residential and commercial mortgages, asset-based loans, and other loans to individuals and businesses. Merrill Lynch also engages in secondary market loan trading (see the Trading Assets and Liabilities section within this Note) and margin lending. Loans included in loans, notes, and mortgages are classified for accounting purposes as loans held for investment and loans held for sale. Upon completion of the acquisition of Merrill Lynch by Bank of America, certain loans carried by Merrill Lynch were subject to the requirements of AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). See Note 9.

Loans held for investment are carried at amortized cost, less an allowance for loan losses. The provision for loan losses is based on management’s estimate of the amount necessary to maintain the allowance for loan losses at a level adequate to absorb probable incurred loan losses and is included in interest revenue in the Condensed Consolidated Statements of Earnings/(Loss). Management’s estimate of loan losses is influenced by many factors, including adverse situations that may affect the borrower’s ability to repay, current economic conditions, prior loan loss experience, and the estimated fair value of any underlying collateral. The fair value of collateral is generally determined by third-party appraisals in the case of residential mortgages, quoted market prices for securities, or other types of estimates for other assets.

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

Loans held for sale are carried at lower of cost or fair value. The fair value option in SFAS No. 159 has been elected for certain held for sale loans, notes and mortgages. Estimation is required in determining these fair values. The fair value of loans made in connection with commercial lending activity, consisting mainly of senior debt, is primarily estimated using the market value of publicly issued debt instruments or discounted cash flows. Merrill Lynch’s estimate of fair value for other loans, notes, and mortgages is determined based on the individual loan characteristics. For certain homogeneous categories of loans, including residential mortgages, automobile loans, and home equity loans, fair value is estimated using a whole loan valuation or an “as-if” securitized price based on market conditions. An “as-if” securitized price is based on estimated performance of the underlying asset pool collateral, rating agency credit structure assumptions and market pricing for similar securitizations previously executed. Declines in the carrying value of loans held for sale and loans accounted for at fair value under the fair value option are included in other revenues in the Condensed Consolidated Statements of Earnings/(Loss).

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

New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance for determining whether a market is inactive and a transaction is distressed in order to apply the existing fair value measurement guidance in SFAS No. 157. Merrill Lynch elected to early adopt FSP FAS 157-4 effective January 1, 2009. The adoption did not have a material impact on the Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP FAS 115-2 and FAS 124-2”). This FSP requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the noncredit component in other comprehensive income (“OCI”) when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery. FSP FAS 115-2 and FAS 124-2 also require expanded disclosures. Merrill Lynch elected to early adopt FSP FAS 115-2 and FAS 124-2 effective January 1, 2009 and the adoption did not have a material impact on the Condensed Consolidated Financial Statements, as any OCI that Merrill Lynch previously recorded was eliminated upon Bank of America’s acquisition of Merrill Lynch. FSP FAS 115-2 and FAS 124-2 do not change the recognition of other-than-temporary impairment for equity securities.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 requires expanded disclosures for all financial instruments as defined by SFAS No. 107, Disclosures about Fair Value of Financial Instruments such as loans that are not measured at fair value through earnings. The expanded disclosure requirements for FSP FAS 107-1 are effective for Merrill Lynch’s quarterly financial statements for the three months ending June 30, 2009. Since FSP FAS 107-1 only requires certain additional disclosures, it will not affect Merrill Lynch’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP FAS 141(R)-1”) whereby assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. FSP 141(R)-1 is effective for new acquisitions consummated on or after January 1, 2009. Bank of America applied FSP 141(R)-1 to its January 1, 2009 acquisition of Merrill Lynch, and the effects of the adoption were not material to these Condensed Consolidated Financial Statements.

In September 2008, the FASB released exposure drafts that would amend SFAS No. 140 and FIN 46(R). As written, the proposed amendments would, among other things, eliminate the concept of a QSPE and change the standards for consolidation of VIEs. The changes would be effective for both existing and newly-created entities as of January 1, 2010. If adopted as written, the amendments would likely result in the consolidation of certain QSPEs and VIEs that are not currently recorded on the Condensed Consolidated Balance Sheet of Merrill Lynch (e.g., certain mortgage and municipal bond securitizations). Merrill Lynch is continuing to evaluate the impact that the exposure drafts would have on its financial condition and results of operations if adopted as written.

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

Merrill Lynch adopted SFAS No. 161 on January 1, 2009, effective prospectively. Since SFAS No. 161 only requires certain additional disclosures, it did not have an effect on Merrill Lynch’s consolidated financial position, results of operations or cash flows. See Note 5 for further information regarding these disclosures.

In February 2008, the FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP FAS 140-3”). Under the guidance in FSP FAS 140-3, there is a presumption that the initial transfer of a financial asset and subsequent repurchase financing involving the same asset are considered part of the same arrangement (i.e. a linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing will be evaluated as two separate transactions under SFAS No. 140. FSP FAS 140-3 is effective for new transactions entered into in fiscal years beginning after November 15, 2008. Early adoption was prohibited. The adoption of FSP FAS 140-3 did not have a material impact on the Condensed Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires noncontrolling interests in subsidiaries (formerly known as “minority interests”) initially to be measured at fair value and classified as a separate component of equity. Under SFAS No. 160, gains or losses on sales of noncontrolling interests in subsidiaries are not recognized, instead sales of noncontrolling interests are accounted for as equity transactions. However, in a sale of a subsidiary’s shares that results in the deconsolidation of the subsidiary, a gain or loss is recognized for the difference between the proceeds of that sale and the carrying amount of the interest sold and a new fair value basis is established for any remaining ownership interest. SFAS No. 160 is effective for Merrill Lynch beginning in 2009; earlier application is prohibited. SFAS No. 160 is required to be adopted prospectively, with the exception of certain presentation and disclosure requirements (e.g., reclassifying noncontrolling interests to appear in equity), which are required to be adopted retrospectively. The adoption of SFAS No. 160 did not have a material impact on the Condensed Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which significantly changes the financial accounting and reporting for business combinations. SFAS No. 141(R) requires, for example: (i) more assets and liabilities to be measured at fair value as of the acquisition date, (ii) liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period with changes reflected in earnings and not goodwill, and (iii) all acquisition-related costs to be expensed as incurred by the acquirer. Bank of America applied SFAS No. 141(R) to its January 1, 2009 acquisition of Merrill Lynch, the effects of which are included in these Condensed Consolidated Financial Statements.

Note 2.  Acquisition and Subsequent Transactions with Bank of America Corporation

As a result of the acquisition of Merrill Lynch by Bank of America, Merrill Lynch recorded the following preliminary purchase accounting adjustments:

(dollars in billions)

Purchase Price
Merrill Lynch common shares exchanged (in millions)	1,600
Exchange ratio	0.8595

Bank of America’s common stock issued	1,375
Purchase price per share of Bank of America’s common stock(1)	$14.08

Total value of Bank of America’s common stock and cash exchanged for fractional shares	$19.4
Merrill Lynch preferred stock(2)	8.6
Fair value of outstanding employee stock awards	1.1

Total purchase price	$29.1

Preliminary allocation of the purchase price
Merrill Lynch stockholders’ equity	$19.9
Merrill Lynch goodwill and intangible assets	(2.6)
Pre-tax adjustments to reflect acquired assets and liabilities at fair value:
Securities and derivatives	(1.1)
Loans	(6.4)
Intangible assets(3)	5.7
Other assets	(1.4)
Long-term borrowings	15.5

Pre-tax total adjustments	12.3
Deferred income taxes	(5.5)

After-tax total adjustments	6.8

Fair value of net assets acquired	$24.1

Preliminary goodwill resulting from the acquisition by Bank of America	$5.0

(1)	The value of the shares of common stock exchanged with Merrill Lynch shareholders was based upon the closing price of Bank of America’s common stock at December 31, 2008, the last trading day prior to the date of acquisition.
(2)	Represents Merrill Lynch’s preferred stock exchanged for Bank of America preferred stock having substantially identical terms and also includes $1.5 billion of convertible preferred stock.
(3)	Consists of trade name of $1.2 billion and customer relationship and core deposit intangibles of $4.5 billion. The amortization life is 10 years for the customer relationship and core deposit intangibles, which will be primarily amortized on a straight-line basis.

Subsequent to the Bank of America acquisition, certain assets and liabilities were transferred at fair value between Merrill Lynch and Bank of America. These transfers were made in connection with efforts to manage risk in a more effective and efficient manner at the consolidated Bank of America level. The assets and liabilities transferred related to sales and trading activities and included positions associated with the rates and currency, equity and mortgage products trading businesses. These transfers included approximately $47 billion each of assets and liabilities transferred from Merrill Lynch to Bank of America, primarily U.S. matched book repurchase positions and mortgage positions. In addition, approximately $2 billion of commercial mortgage-backed securities were transferred to Bank of America. Approximately $16 billion of assets were transferred from Bank of America to Merrill Lynch, primarily equity-related positions. See Note 19 for additional information on related party transactions.

Note 3.  Segment and Geographic Information

Segment Information

Prior to the acquisition by Bank of America, Merrill Lynch’s operations were organized and reported as two operating segments in accordance with the criteria in SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information (“SFAS No. 131”): Global Markets and Investment Banking (“GMI”) and Global Wealth Management (“GWM”).

As a result of the acquisition by Bank of America, Merrill Lynch reevaluated the provisions of SFAS No. 131 in the first quarter of 2009. Pursuant to SFAS No. 131, operating segments represent components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. Based upon how the chief operating decision maker of Merrill Lynch reviews results in terms of allocating resources and assessing performance, it was determined that Merrill Lynch does not contain any identifiable operating segments under SFAS No. 131. As a result, the financial information of Merrill Lynch is presented as a single segment.

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

The information that follows, in management’s judgment, provides a reasonable representation of each region’s contribution to the consolidated net revenues and pre-tax earnings/(loss) from continuing operations:

	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended
(dollars in millions)	March 31, 2009	March 28, 2008

Net revenues
Europe, Middle East, and Africa	$1,935	$1,006
Pacific Rim	806	839
Latin America	235	459
Canada	52	72

Total Non-U.S.	3,028	2,376
United States(1)	6,926	558

Total net revenues	$9,954	$2,934

Pre-tax earnings from continuing operations(2)
Europe, Middle East, and Africa	$1,257	$(340)
Pacific Rim	319	202
Latin America	85	159
Canada	26	13

Total Non-U.S.	1,687	34
United States(1)	3,558	(3,335)

Total pre-tax earnings/(loss) from continuing operations(2)	$5,245	$(3,301)

(1)	U.S. results for the three months ended March 31, 2009 included gains of $2.2 billion, which resulted from the widening of Merrill Lynch’s credit spreads on the carrying values of certain long-term liabilities. The U.S. results for the three months ended March 28, 2008 include write-downs of $6.4 billion related to U.S. ABS CDOs, U.S. sub-prime and Alt-A residential mortgage positions, leveraged finance commitments, and credit valuation adjustments related to hedges with financial guarantors. These losses were partially offset by gains of $2.1 billion that resulted from the widening of Merrill Lynch’s credit spreads on the carrying values of certain long-term debt liabilities.
(2)	See Note 17 for further information on discontinued operations.

Note 4.  Fair Value

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

Financial assets and liabilities recorded on the Condensed Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1.	Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that Merrill Lynch has the ability to access (examples include active exchange-traded equity securities, exchange-traded derivatives, U.S. Government securities, and certain other sovereign government obligations).

Level 2.	Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

a)	Quoted prices for similar assets or liabilities in active markets (examples include restricted stock and U.S. agency securities);

b)	Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);

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

Recurring Fair Value

The following tables present Merrill Lynch’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 26, 2008, respectively.

	Fair Value Measurements on a Recurring Basis
	Successor Company as of March 31, 2009
				Netting
(dollars in millions)	Level 1	Level 2	Level 3	Adj(1)	Total

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations:
Mortgages, mortgage-backed and asset-backed	$-	$8,528	$-	$-	$8,528
Corporate debt	-	127	-	-	127
Non-U.S. governments and agencies	-	715	-	-	715
U.S. government and agencies	-	1,687	-	-	1,687
Municipals and money markets	53	-	-	-	53

Total securities segregated for regulatory purposes or deposited with clearing organizations	53	11,057	-	-	11,110

Receivables under resale agreements	-	41,462	-	-	41,462
Receivables under securities borrowed transactions	-	799	-	-	799
Trading assets, excluding derivative contracts:
Equities	12,525	4,757	379	-	17,661
Convertible debentures	-	3,147	-	-	3,147
Mortgages, mortgage-backed and asset-backed	-	1,987	7,399	-	9,386
Corporate debt	-	13,012	5,499	-	18,511
Preferred stock	160	7	6,759	-	6,926
Non-U.S. governments and agencies	7,734	1,447	601	-	9,782
U.S. government and agencies	3,062	438	-	-	3,500
Municipals and money markets	316	4,162	1,046	-	5,524
Commodities and related contracts	-	384	-	-	384

Total trading assets, excluding derivative contracts	23,797	29,341	21,683	-	74,821

Derivative contracts	8,702	1,208,490	31,733	(1,165,595)	83,330
Investment securities trading:
Equities	-	15	-	-	15
Mortgages, mortgage-backed and asset-backed	-	27	38	-	65
Corporate debt	-	225	146	-	371
Non-U.S. governments and agencies	410	89	-	-	499
Municipals and money markets	92	403	-	-	495

Total investment securities trading	502	759	184	-	1,445

Investment securities available-for-sale:
Mortgage-backed securities — agency collateralized mortgage obligations	-	12,628	-	-	12,628
Mortgage-backed securities — non-agency MBSs	-	6,209	3,193	-	9,402
Corporate/agency bonds	-	151	-	-	151
Other taxable securities	-	55	-	-	55

Total investment securities available-for-sale	-	19,043	3,193	-	22,236

Investment securities non-qualifying	1,138	2,907	2,494	-	6,539

Total investment securities	1,640	22,709	5,871	-	30,220

Securities received as collateral	7,587	205	-	-	7,792
Loans, notes and mortgages	-	523	6,144	-	6,667

	Fair Value Measurements on a Recurring Basis
	Successor Company as of March 31, 2009
				Netting
(dollars in millions)	Level 1	Level 2	Level 3	Adj(1)	Total

Liabilities:
Payables under repurchase agreements	$-	$27,905	$-	$-	$27,905
Short-term borrowings	-	946	-	-	946
Trading liabilities, excluding derivative contracts:
Equities	8,345	1,091	-	-	9,436
Convertible debentures		31	-	-	31
Mortgages, mortgage-backed and asset-backed	-	142	-	-	142
Corporate debt	-	963	-	-	963
Non-U.S. governments and agencies	5,048	313	326	-	5,687
U.S. government and agencies	493	45	-	-	538
Municipals and money markets	223	597	-	-	820

Total trading liabilities, excluding derivative contracts	14,109	3,182	326	-	17,617

Derivative contracts	9,879	1,202,192	27,865	(1,184,179)	55,757
Obligation to return securities received as collateral	7,587	205	-	-	7,792
Other payables - interest and other	-	-	999	-	999
Long-term borrowings	-	28,083	8,049	-	36,132

(1)	Represents counterparty and cash collateral netting.

Level 3 derivative contracts (assets) primarily relate to derivative positions on U.S. ABS CDOs of $4.7 billion, $20.7 billion of other credit derivatives that incorporate unobservable correlation, and $6.3 billion of equity, currency, interest rate and commodity derivatives that are long-dated and/or have an unobservable model valuation input(s).

Level 3 non-qualifying investment securities primarily relate to private equity and principal investment positions.

Level 3 loans, notes and mortgages primarily relate to mortgage loans, corporate loans and leveraged loans whose fair value incorporates significant unobservable inputs.

Level 3 derivative contracts (liabilities) primarily relate to derivative positions on U.S. ABS CDOs of $4.6 billion, $18.2 billion of other credit derivatives that incorporate unobservable correlation, and $5.1 billion of equity, currency, interest rate and commodity derivatives that are long-dated and/or have unobservable correlation.

Level 3 other payables - interest and other relate to loan commitments whose fair value incorporates significant unobservable inputs.

Level 3 long-term borrowings primarily relate to equity-linked structured notes of $5.9 billion that are long-dated and/or have unobservable correlation.

(dollars in millions)
	Fair Value Measurements on a Recurring Basis
	Predecessor Company as of December 26, 2008
				Netting
	Level 1	Level 2	Level 3	Adj(1)	Total

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations	$1,421	$10,156	$-	$-	$11,577
Receivables under resale agreements	-	62,146	-	-	62,146
Receivables under securities borrowed transactions	-	853	-	-	853
Trading assets, excluding derivative contracts	30,106	33,902	22,120	-	86,128
Derivative contracts	8,538	1,239,225	37,325	(1,195,611)	89,477
Investment securities	2,280	29,254	3,279	-	34,813
Securities received as collateral	9,430	2,228	-	-	11,658
Loans, notes and mortgages	-	690	359	-	1,049
Other assets(2)	-	8,046	-	-	8,046
Liabilities:
Payables under repurchase agreements	-	32,910	-	-	32,910
Short-term borrowings	-	3,387	-	-	3,387
Trading liabilities, excluding derivative contracts	14,098	4,010	-	-	18,108
Derivative contracts	8,438	1,254,158	35,018	(1,226,251)	71,363
Obligation to return securities received as collateral	9,430	2,228	-	-	11,658
Long-term borrowings(3)	-	41,575	7,480	-	49,055
Other payables - interest and other(2)	10	741	-	(79)	672

(1)	Represents counterparty and cash collateral netting.
(2)	Primarily represents certain derivatives used for non-trading purposes.
(3)	Includes bifurcated embedded derivatives carried at fair value.

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

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Successor Company
	Three Months Ended March 31, 2009
		Total Realized and Unrealized Gains or (Losses)			Total Realized and		Purchases,
		included in Income			Unrealized Gains	Unrealized	Issuances
	Beginning	Principal	Other		or (Losses)	Gains to	and	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	OCI	Settlements	in (out)	Balance

Assets:
Trading assets, excluding derivative contracts:
Equities	$231	$(18)	$-	$-	$(18)	$-	$184	$(18)	$379
Mortgages, mortgage-backed and asset-backed	7,568	(250)	-	-	(250)	-	(589)	670	7,399
Corporate debt	10,149	(475)	-	-	(475)	-	(394)	(3,781)	5,499
Preferred stock	3,344	(109)	-	-	(109)	-	3,419	105	6,759
Non-U.S. governments and agencies	30	(15)	-	-	(15)	-	(1)	587	601
Municipals and money markets	798	64	-	-	64	-	197	(13)	1,046

Total trading assets, excluding derivative contracts	22,120	(803)	-	-	(803)	-	2,816	(2,450)	21,683

Derivative contracts, net	2,307	913	-	-	913	-	441	207	3,868
Investment securities trading:									-
Mortgages, mortgage-backed and asset-backed	22	(11)	-	-	(11)	-	(2)	29	38
Corporate debt	146	(9)	-	-	(9)	-	-	9	146

Total investment securities trading	168	(20)	-	-	(20)	-	(2)	38	184

Investment securities available-for-sale:
Mortgage-backed securities - non- agency MBSs	350	-	-	178	178	649	(92)	2,108	3,193

Total investment securities available-for-sale	350	-	-	178	178	649	(92)	2,108	3,193

Investment securities non-qualifying	2,761	-	(179)	-	(179)	-	(23)	(65)	2,494

Total investment securities	3,279	(20)	(179)	178	(21)	649	(117)	2,081	5,871

Loans, notes and mortgages	359	-	(466)	-	(466)	-	266	5,985	6,144
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	-	22	-	-	22	-	-	348	326

Total trading liabilities, excluding derivative contracts	-	22	-	-	22	-	-	348	326

Other payables - interest and other	-	-	392	-	392	-	54	1,337	999
Long-term borrowings	7,480	(499)	7	-	(492)	-	403	(326)	8,049

Net gains in principal transactions related to net derivative contracts were primarily due to $1.2 billion of gains on credit derivatives that incorporate unobservable correlation.

Increases in purchases, issuances and settlements of preferred stock were primarily attributable to the purchase of auction rate securities.

Net transfers out for corporate debt primarily relates to the reclassification of certain loans from trading assets to loans, notes and mortgages held for investment, which are not measured at fair value. Net transfers in for available-for-sale mortgage-backed securities - non-agency MBSs is the result of reduced price transparency. Net transfers in for loans, notes, and mortgages relate to the fair value option election for certain mortgage loans,corporate loans and leveraged loans by Merrill Lynch as a result of the acquisition by Bank of America. Net transfers in for other payables - interest and other relates to the fair value option election for certain loan commitments by Merrill Lynch as a result of the acquisition by Bank of America.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Predecessor Company
	Three Months Ended March 28, 2008
		Total Realized and Unrealized Gains			Total Realized and	Purchases,
		or (Losses) included in Income			Unrealized Gains	Issuances
	Beginning	Principal	Other		or (Losses)	and	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	Settlements	in (out)	Balance

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations	$84	$-	$-	$1	$1	$1	$(6)	$80
Trading assets	9,773	(423)	-	44	(379)	8,265	566	18,225
Derivative contracts, net	(9,069)	65	-	5	70	7,994	(1,998)	(3,003)
Investment securities	5,491	(405)	(57)	-	(462)	151	(248)	4,932
Loans, notes and mortgages	63	-	2	-	2	131	9	205
Liabilities:
Long-term borrowings	4,765	(448)	-	-	(448)	1,065	1,840	8,118

Net losses in principal transactions were due primarily to $3.2 billion of write-downs related to U.S. ABS CDOs that are classified as Level 3, offset by $1.0 billion in gains on credit derivatives on corporate and other non-mortgage underlyings that incorporate unobservable correlation.

The increase in Level 3 trading assets due to purchases, issuances and settlements was primarily attributable to the recording of assets for which the exposure was previously recognized as derivative liabilities (total return swaps) at December 28, 2007. In the first quarter of 2008, Merrill Lynch recorded certain of these positions as trading assets as a result of consolidating certain SPEs that held the underlying assets on which the total return swaps were referenced. As a result of the consolidation of the SPEs the total return swaps were eliminated in consolidation. The decrease in Level 3 derivative contracts due to purchases, issuances and settlements is attributable to the decrease in derivative liabilities discussed above as well as payments made to reduce ABS CDO derivative liabilities.

The net transfers on Level 3 derivative contracts include the impact of the counterparty credit valuation adjustments to ABS CDO positions. The net transfers on Level 3 long-term borrowings were primarily due to decreased observability of inputs on certain equity linked notes.

The following tables provide the portion of gains or losses included in income for the three months ended March 31, 2009 and March 28, 2008 attributable to unrealized gains or losses relating to those Level 3 assets and liabilities held at March 31, 2009 and March 28, 2008, respectively.

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3
	Assets and Liabilities Still Held
	Successor Company
	Three Months Ended March 31, 2009
	Principal	Other
	Transactions	Revenue	Interest	Total

Assets:
Trading assets, excluding derivative contracts:
Equities	$(18)	$-	$-	$(18)
Mortgages, mortgage-backed and asset-backed	(267)	-	-	(267)
Corporate debt	(478)	-	-	(478)
Preferred stock	(109)	-	-	(109)
Non-U.S. governments and agencies	(15)	-	-	(15)
Municipals and money markets	64	-	-	64

Total trading assets, excluding derivative contracts	(823)	-	-	(823)

Derivative contracts, net	991	-	-	991
Investment securities trading:
Mortgages, mortgage-backed and asset-backed	(11)	-	-	(11)
Corporate debt	(9)	-	-	(9)

Total investment securities trading	(20)	-	-	(20)

Investment securities available-for-sale:
Mortgage-backed securities - non-agency MBSs	-	-	178	178

Total investment securities available-for-sale	-	-	178	178

Investment securities non-qualifying	-	(179)	-	(179)

Total investment securities	(20)	(179)	178	(21)

Loans, notes and mortgages	-	(466)	-	(466)
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	22	-	-	22

Total trading liabilities, excluding derivative contracts	22	-	-	22

Other payables - interest and other	-	392	-	392
Long-term borrowings	(533)	7	-	(526)

Net unrealized gains in principal transactions related to net derivative contracts were primarily due to $1.2 billion of gains on credit derivatives that incorporate unobservable correlation.

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3
	Assets and Liabilities Still Held
	Predecessor Company
	Three Months Ended March 28, 2008
	Principal	Other
	Transactions	Revenue	Interest	Total

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations	$-	$-	$1	$1
Trading assets	(424)	-	44	(380)
Derivative contracts, net	94	-	5	99
Investment securities	(405)	(57)	-	(462)
Other assets	-	-	-	-
Loans, notes, and mortgages	-	6	-	6
Liabilities:
Trading liabilities	-	-	-	-
Long-term borrowings	(448)	-	-	(448)

Total net unrealized losses were primarily due to $3.2 billion of write-downs related to U.S. ABS CDOs that are classified as Level 3, offset by $1.0 billion in gains on credit derivatives on corporate and other non-mortgage underlyings that incorporate unobservable correlation.

Non-recurring Fair Value

Certain assets and liabilities are measured at fair value on a non-recurring basis and are not included in the tables above. These assets and liabilities primarily include loans and loan commitments held for sale and reported at lower of cost or fair value and loans held for investment that were initially measured at cost and have been written down to fair value as a result of an impairment. The following table shows the fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2009 and December 26, 2008, respectively.

(dollars in millions)
	Non-Recurring Basis				Gains/(Losses)	Gains/(Losses)
	Successor Company				Three Months	Three Months
	as of March 31, 2009				Ended	Ended
	Level 1	Level 2	Level 3	Total	Mar. 31, 2009	Mar. 28, 2008

Assets:
Loans, notes, and mortgages	$-	914	$3,728	$4,642	$(226)	(1,091)
Other assets	-	-	-	-	-	(15)
Liabilities:
Other payables - interest and other	-	-	57	57	-	(66)

(dollars in millions)
	Predecessor Company
	as of December 26, 2008
	Level 1	Level 2	Level 3	Total

Assets:
Loans, notes, and mortgages	$-	$4,386	$6,727	$11,113
Liabilities:
Other payables - interest and other	-	1,258	67	1,325

Loans, notes, and mortgages includes held for sale loans that are carried at the lower of cost or fair value and for which the fair value was below the cost basis at March 31, 2009 and December 26, 2008. It also includes certain impaired held for investment loans where an allowance for loan losses has been calculated based upon the fair value of the loans or collateral. Level 3 assets as of March 31, 2009 primarily relate to residential and commercial real estate loans that are classified as held for sale where there continues to be significant illiquidity in the loan trading and securitization markets. The fair value of certain Level 3 loans was calculated primarily by a fundamental cash flow valuation analysis. This cash flow analysis includes cumulative loss and prepayment assumptions derived from multiple inputs including mortgage remittance reports, property prices and other market data. In addition, independent third party bids received on loans are also considered for valuation purposes. Level 3 assets as of December 26, 2008 primarily related to U.K. and other European residential and commercial real estate loans that are classified as held for sale of $4.6 billion.

Other payables - interest and other include amounts recorded for loan commitments at lower of cost or fair value where the funded loan will be held for sale.

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

The following tables provide information about where in the Condensed Consolidated Statements of Earnings/(Loss) changes in fair values of assets and liabilities, for which the fair value option has been elected, are included for the three months ended March 31, 2009 and March 28, 2008, respectively.

(dollars in millions)
	Successor Company			Predecessor Company
	Changes in Fair Value for the Three Months Ended March 31, 2009, for Items Measured at Fair Value Pursuant to Fair Value Option			Changes in Fair Value for the Three Months Ended March 28, 2008, for Items Measured at Fair Value Pursuant to Fair Value Option
	Gains/	Gains/	Total	Gains/	Gains/	Total
	(losses)	(losses)	Changes	(losses)	(losses)	Changes
	Principal	Other	in Fair	Principal	Other	in Fair
	Transactions	Revenues	Value	Transactions	Revenues	Value

Assets:
Receivables under resale agreements	$(168)	$-	$(168)	$(31)	$-	$(31)
Investment securities	5	(103)	(98)	(330)	(38)	(368)
Loans, notes and mortgages	-	(412)	(412)	(8)	12	4
Liabilities:
Payables under repurchase agreements	92	-	92	(15)	-	(15)
Short-term borrowings	(16)	6	(10)	(197)	-	(197)
Other payables — interest and other	-	392	392	-	-	-
Long-term borrowings(1)	2,104	7	2,111	3,246	499	3,745

(1)	Other revenues primarily represent fair value changes on non-recourse long-term borrowings issued by consolidated SPEs.

The following describes the rationale for electing to account for certain financial assets and liabilities at fair value, as well as the impact of instrument-specific credit risk on the fair value.

Resale and repurchase agreements:

Merrill Lynch elected the fair value option for certain resale and repurchase agreements. The fair value option election was made based on the tenor of the resale and repurchase agreements, which reflects the magnitude of the interest rate risk. The majority of resale and repurchase agreements collateralized by U.S. government securities were excluded from the fair value option election as these contracts are generally short-dated and therefore the interest rate risk is not considered significant. Amounts loaned under resale agreements require collateral with a market value equal to or in excess of the principal amount loaned resulting in minimal credit risk for such transactions.

Securities borrowed transactions:

Merrill Lynch elected the fair value option for certain Japanese government bond borrowing transactions during the second quarter of 2008. Fair value changes related to such transactions were immaterial for the first three months of 2009.

Investment securities:

Investment securities primarily represents non-marketable convertible preferred shares for which Merrill Lynch has economically hedged a majority of the position with derivatives.

Loans, notes and mortgages and loan commitments:

Merrill Lynch elected the fair value option for automobile and certain corporate loans because the loans are risk managed on a fair value basis. Upon the acquisition of Merrill Lynch by Bank of America, Merrill Lynch also elected the fair value option for certain mortgage loans, corporate loans, and leveraged loans and loan commitments. The change in the fair value of loans, notes and mortgages and loan commitments for which the fair value option was elected was primarily attributable to changes in borrower-specific credit risk for the three months ended March 31, 2009. The change in the fair value of loans, notes and mortgages for which the fair value option was elected that was attributable to changes in borrower-specific credit risk was not material for the three months ended March 28, 2008.

For those loans, notes and mortgages for which the fair value option has been elected, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status is not material to the Condensed Consolidated Financial Statements.

Short-term and long-term borrowings:

Merrill Lynch elected the fair value option for certain short-term and long-term borrowings that are risk managed on a fair value basis, including structured notes, and for which hedge accounting under SFAS No. 133 had been difficult to obtain. The majority of the fair value changes on long-term borrowings is from structured notes with coupon or repayment terms that are linked to the performance of debt and equity securities, indices, currencies or commodities. Except for gains related to changes in Merrill Lynch’s credit spreads, the majority of gains for the three months ended March 31, 2009 and March 28, 2008 are offset by losses on derivatives that economically hedge these borrowings and that are accounted for at fair value under SFAS No. 133. The changes in the fair value of liabilities for which the fair value option was elected that were attributable to changes in Merrill Lynch credit spreads were gains of approximately $2.2 billion and $2.1 billion for the three months ended March 31, 2009 and March 28, 2008, respectively. Changes in Merrill Lynch specific credit risk are derived by isolating fair value changes due to changes in Merrill Lynch’s credit spreads as observed in the secondary cash market.

The fair value option was also elected for certain non-recourse long-term borrowings issued by consolidated SPEs. The fair value of these long-term borrowings is unaffected by changes in Merrill Lynch’s creditworthiness.

The following tables present the difference between fair values and the aggregate contractual principal amounts of receivables under resale agreements, receivables under securities borrowed transactions, loans, notes, and mortgages and long-term borrowings for which the fair value option has been elected as of March 31, 2009 and December 26, 2008, respectively.

(dollars in millions)
	Successor Company
	Fair Value	Principal
	at	Amount
	March 31,	Due Upon
	2009	Maturity	Difference

Assets:
Receivables under resale agreements	$41,462	$40,953	$509
Receivables under securities borrowed transactions	799	799	-
Loans, notes and mortgages	6,570	11,291	(4,721)
Liabilities:
Long-term borrowings(1)	36,132	50,521	(14,389)

(1)	The majority of the difference relates to the impact of the widening of Merrill Lynch’s credit spreads, the change in fair value of non-recourse debt, and zero coupon notes issued at a substantial discount from the principal amount.

(dollars in millions)
	Predecessor Company
	Fair Value	Principal
	at	Amount
	December 26,	Due Upon
	2008	Maturity	Difference

Assets:
Receivables under resale agreements	$62,146	$61,466	$680
Receivables under securities borrowed transactions	853	853	-
Loans, notes and mortgages	979	1,326	(347)
Liabilities:
Long-term borrowings(1)	49,521	62,244	(12,723)

(1)	The majority of the difference relates to the impact of the widening of Merrill Lynch’s credit spreads, the change in fair value of non-recourse debt, and zero coupon notes issued at a substantial discount from the principal amount.

Concentration of risk to the mortgage markets

At March 31, 2009, Merrill Lynch had sizeable exposure to the mortgage market through securities, derivatives, loans and loan commitments. This included:

•	Net exposures of $33.0 billion in U.S. Prime residential mortgage-related positions and $2.4 billion in other residential mortgage-related positions, excluding Merrill Lynch’s investment securities portfolio;

•	Net exposure of $8.4 billion in Merrill Lynch’s investment securities portfolio; and

•	Net exposure of $7.0 billion in commercial real estate related positions, excluding First Republic, and $4.9 billion in First Republic commercial real estate related positions

In September 2008, Merrill Lynch sold $30.6 billion gross notional amount of U.S. super senior ABS CDOs (the “Portfolio”) to an affiliate of Lone Star Funds for a sales price of $6.7 billion. In connection with this sale, Merrill Lynch provided financing to the purchaser for approximately 75% of the purchase price. The recourse on this loan is limited to the assets of the purchaser, which consist solely of the Portfolio. All cash flows and distributions from the Portfolio (including sale proceeds) will be applied in accordance with a specified priority of payments. The loan had a carrying value of $4.6 billion at March 31, 2009. Events of default under the loan are customary events of default, including failure to pay interest when due and failure to pay principal at maturity.

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

Concentration of risk to financial guarantors

To economically hedge certain ABS CDO and U.S. sub-prime mortgage positions, Merrill Lynch entered into credit derivatives with various counterparties, including monolines and other financial guarantors. At March 31, 2009, the carrying value of our hedges with financial guarantors related to U.S. super senior ABS CDOs was $1.4 billion.

In addition to hedges with financial guarantors on U.S. super senior ABS CDOs, we also have hedges on certain long exposures related to corporate Collateralized Debt Obligations (“CDOs”), Collateralized Loan Obligations (“CLOs”), Residential Mortgage-Backed Securities (“RMBS”) and Commercial Mortgage-Backed Securities (“CMBS”). At March 31, 2009, the carrying value of our hedges with financial guarantors related to these types of exposures was $8.3 billion.

Note 5.  Derivatives

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

SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The fair value of all derivatives is recorded on a net-by-counterparty basis on the Condensed Consolidated Balance Sheets where management believes a legal right of setoff exists under an enforceable netting agreement. All derivatives, including bifurcated embedded derivatives within structured notes, are reported on the Condensed Consolidated Balance Sheets as trading assets and liabilities.

The accounting for changes in fair value of a derivative instrument depends on its intended use and if it is designated and qualifies as an accounting hedging instrument under SFAS No. 133.

Trading derivatives

Merrill Lynch enters into derivatives to facilitate client transactions, for proprietary trading and financing purposes, and to manage risk exposures arising from trading assets and liabilities. Changes in fair value for these derivatives are reported in current period earnings as principal transactions revenues.

Non-trading derivatives

Merrill Lynch also enters into derivatives in order to manage risk exposures arising from assets and liabilities not carried at fair value as follows:

1.	Merrill Lynch’s debt was issued in a variety of maturities and currencies to achieve the lowest cost financing possible. Merrill Lynch enters into derivative transactions to hedge these liabilities. Derivatives used most frequently include swap agreements that:

•	Convert fixed-rate interest payments into variable payments;

•	Change the underlying interest rate basis or reset frequency; and

•	Change the settlement currency of a debt instrument.

Changes in the fair value of interest rate derivatives are reported in interest expense when hedge accounting is applied; otherwise changes in fair value are reported in other revenue. Changes in the fair value of foreign currency derivatives are reported in other revenue.

2.	Merrill Lynch uses foreign-exchange forward contracts, foreign-exchange options, and currency swaps to hedge its net investments in foreign operations, as well as other foreign currency exposures (e.g., non-U.S. dollar denominated debt and expenses). These derivatives are used to mitigate the impact of changes in exchange rates. Changes in the fair value of these derivatives are reported in other revenue, unless net investment hedge accounting is applied.

3.	Merrill Lynch enters into futures, swaps, options and forward contracts to manage the price risk of certain commodity inventory and forecasted commodity purchases and sales. Changes in fair value of these derivatives are reported in principal transaction revenues, unless cash flow hedge accounting is applied.

4.	Merrill Lynch enters into credit default swaps to manage the credit risk on certain loans that are not part of trading activities. Changes in the fair value of these derivatives are reported in other revenue.

Derivatives that qualify as accounting hedges under the guidance in SFAS No. 133 are designated as one of the following:

1.	A hedge of the fair value of a recognized asset or liability (“fair value hedge”). Changes in the fair value of derivatives that are designated and qualify as fair value hedges of interest rate risk, along with the gain or loss on the hedged liability that is attributable to the hedged risk, are recorded in current period earnings as interest expense. Changes in the fair value of derivatives that are designated and qualify as fair value hedges of commodity price risk, along with the gain or loss on the hedged asset that is attributable to the hedged risk, are recorded in current period earnings in principal transactions.

2.	A hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). Changes in the fair value of derivatives that are designated and qualify as effective cash flow hedges are recorded in accumulated other comprehensive income/(loss) until earnings are affected by the variability of cash flows of the hedged asset or liability. For commodity hedges, the amount is reclassified out of accumulated other comprehensive income/(loss) and recorded in principal transactions when the forecasted purchase or sale of the commodity occurs or when Merrill Lynch believes the forecasted transaction is not probable of occurring, in which case it is released over the life of the forecasted transaction.

3.	A hedge of a net investment in a foreign operation. Changes in the fair value of derivatives that are designated and qualify as hedges of a net investment in a foreign operation are recorded in the foreign currency translation adjustment account within accumulated other comprehensive income/(loss). Changes in the fair value of the hedge instruments that are associated with the difference between the spot translation rate and the forward translation rate are recorded in current period earnings in other revenues.

Merrill Lynch formally assesses, both at the inception of the hedge and on an ongoing basis, whether the hedging derivatives are highly effective in offsetting changes in fair value or cash flows of hedged items. Merrill Lynch uses regression analysis at the hedge’s inception and for each reporting period thereafter to assess whether the derivative used in its hedging transaction is expected to be and has been highly effective in offsetting changes in the fair value or cash flows of the hedged item. When assessing hedge effectiveness on interest rate hedges and fair value hedges of commodity price risk, there are no attributes of the derivatives used to hedge the fair value exposure that are excluded from the assessment. For cash flow hedges of commodity price risk, the difference between the spot rate and the contracted forward rate which represents the time value of money is excluded from the assessment of hedge effectiveness and is recorded in principal transactions revenues. When it is determined that a derivative is not highly effective as a hedge, Merrill Lynch discontinues hedge accounting.

Hedge accounting activity for the period ended March 31, 2009 included the following:

Fair value hedges of interest rate risk on long-term borrowings

(dollars in millions)
	Account location	Amount

Gain/(loss) recognized in income on the derivative	Interest expense	$(370)
Gain/(loss) recognized in income on the long-term borrowing	Interest expense	$245
Hedge ineffectiveness	Interest expense	$(125)
Carrying value of hedging derivatives
	Trading assets	$6,290
	Trading liabilities	$-
Notional amount of hedging derivatives
in an asset position		$47,687
in a liability position		$15

Fair value hedges of commodity price risk on commodity inventory

(dollars in millions)
	Account location	Amount

Gain/(loss) recognized in income on the derivative	Principal transactions	$55
Gain/(loss) recognized in income on the commodity inventory	Principal transactions	$(57)
Gain/(loss) recognized in income due to hedge ineffectiveness	Principal transactions	$(2)
Carrying value of hedging derivatives
	Trading assets	$95
	Trading liabilities	$1
Notional amount of hedging derivatives
in an asset position		$206
in a liability position		$3

Cash flow hedges of commodity price risk on forecasted purchases and sales

(dollars in millions)
	Account location	Amount

Gain/(loss) on the derivative deferred in equity	Accumulated other comprehensive income	$48
Gain/(loss) reclassified into earnings in the current period	Principal transactions	$3
Amount that is expected to be reclassified into earnings in the next 12 months	Principal transactions	$15
Amount recognized in income due to hedge ineffectiveness	Principal transactions	$-
Carrying value of hedging derivatives
	Trading assets	$132
	Trading liabilities	$113
Notional amount of hedging derivatives
in an asset position		$515
in a liability position		$449

Net investment hedges of foreign operations

(dollars in millions)
	Account location	Amount

Gain/(loss) on the derivative and non-derivative hedges deferred in equity	Accumulated other comprehensive income	$718
Gain/(loss) recognized in income due to hedge ineffectiveness	Other revenue	$(10)
Gain/(loss) recognized in income from the unused portion (time value) of the hedging derivative	Other revenue	$(55)
Carrying value of hedging derivatives	Trading assets	$372
	Trading liabilities	$202
Carrying value of non-derivative hedges	Long-term borrowings	$532
Notional amount of hedging derivatives
in an asset position		$10,914
in a liability position		$9,330

Gains and (losses) on non-trading derivatives not in SFAS No. 133 hedge relationships

(dollars in millions)
	Account location	Amount

Interest rate risk	Interest expense	$(460)
Foreign currency risk	Other revenue	$784
Credit risk	Other revenue	$69

The above amounts represent net gains on derivatives that are not used for trading purposes and are not used in SFAS No. 133 hedging relationships. Interest rate risk primarily relates to derivatives used to hedge long-term debt where SFAS No. 133 is not applied and derivatives with third parties that are recorded by Merrill Lynch and utilized by Bank of America at the consolidated level for hedge accounting purposes. As the hedged item is not held by Merrill Lynch, hedge accounting is not applied by Merrill Lynch. Foreign currency risk primarily relates to economic hedges of foreign currency denominated transactions that generate earnings upon remeasurement in accordance with SFAS No. 52, Foreign Currency Translation. As both the remeasurement of the foreign currency risk on the transaction and the changes in fair value of the derivative are recorded in earnings, hedge accounting is not applied. Credit risk relates to credit default swaps used to economically manage the credit risk on certain loans not included in trading activities.

Derivative balances by primary risk

Derivative instruments contain numerous market risks. In particular, most derivatives have interest rate risk, as they contain an element of financing risk which is affected by changes in interest rates. Additionally, derivatives expose Merrill Lynch to counterparty credit risk, although this is generally mitigated by collateral margining and netting arrangements. For disclosure purposes below, the primary risk of a derivative is largely determined by the business that is engaging in the derivative activity. For instance, a derivative that is initiated by an equities derivative desk will generally have equity price risk as its primary underlying market risk and is classified as such for the purposes of this disclosure, despite the fact that there may be other market risks that affect the value of the instrument.

The following table identifies the primary risk for derivative instruments at March 31, 2009. The primary risk is provided on a gross basis, prior to the application of the impact of counterparty and cash collateral netting.

(dollars in millions)
	Contract/	Trading Assets-	Contract/	Trading Liabilities-
	Notional(1)	Derivative Contracts	Notional(1)	Derivative Contracts

Interest rate contracts
Swaps	$12,835,755	$760,727	$11,682,252	$737,625
Futures and forwards	1,883,670	7,067	1,649,009	5,857
Written options	-	-	1,399,704	58,280
Purchased options	1,361,349	64,117	-	-
Foreign exchange contracts
Swaps	118,126	17,677	127,653	21,928
Spot, futures and forwards	428,765	21,737	408,847	21,677
Written options	-	-	474,567	25,519
Purchased options	481,680	26,342	-	-
Equity contracts
Swaps	24,233	3,263	18,044	1,974
Futures and forwards	970,648	6,200	87,588	5,016
Written options	-	-	431,967	43,069
Purchased options	210,084	29,899	-	-
Commodity contracts
Swaps	66,665	36,017	57,471	32,932
Futures and forwards	719,428	12,139	781,882	11,447
Written options	-	-	66,957	12,924
Purchased options	139,285	13,275	-	-
Credit derivatives
Purchased protection:
Credit default swaps	1,806,048	243,788	143,515	4,761
Total return swaps	4,934	524	-	-
Other Credit Derivatives	12,411	138	287	8
Written protection:
Credit default swaps	124,268	6,015	1,795,229	245,744
Total return swaps	-	-	24,439	11,088
Other Credit Derivatives	-	-	12,310	87

Gross derivative assets/liabilities	$21,187,349	$1,248,925	$19,161,721	$1,239,936
Less: Legally enforceable master netting		(1,123,693)		(1,123,693)
Less: Cash collateral applied		(41,902)		(60,486)

Total derivative assets and liabilities		$83,330		$55,757

(1)	These amounts include trading derivatives, non-trading derivatives and bifurcated embedded derivatives, and exclude derivative contracts with Merrill Lynch affiliate entities within Bank of America.

Trading revenues

Merrill Lynch enters into trading derivatives and non-derivative cash instruments to facilitate client transactions, for proprietary trading purposes, and to manage risk exposures arising from trading assets and liabilities. The resulting risk from derivative and non-derivative cash instruments is managed on a portfolio basis as part of Merrill Lynch’s sales and trading activities and the related revenue is recorded on different income statement line items including principal transactions, commissions, other revenues and net interest profit/(loss). The following table identifies the amounts in the income statement line items attributable to trading activities including both derivatives and non-derivative cash instruments categorized by primary risk for the three months ended March 31, 2009.

(dollars in millions)
	Principal			Net Interest
For The Quarter Ended March 31, 2009	Transactions	Commissions	Other Revenues	Profit/(Loss)	Total

Interest Rate Risk	$1,362	$13	$(2)	$203	$1,576
Foreign Exchange Risk	190	-	1	(12)	179
Equity Risk	826	753	24	92	1,695
Commodity Risk	598	-	1	(51)	548
Credit Risk	558	16	(110)	311	775

Total trading — related	$3,534	$782	$(86)	$543	$4,773
Non-trading related	2,244	461	346	381	3,432

Total	$5,778	$1,243	$260	$924	$8,205

Non-trading amounts relate to activities in connection with principal investment, wealth management, and certain lending activities; economic hedging activity discussed in the Non-trading derivatives section above, and the impact of changes in Merrill Lynch’s own creditworthiness on borrowings accounted for at fair value.

Derivatives as guarantees

Merrill Lynch enters into certain derivative contracts that meet the definition of a guarantee under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 defines guarantees to include derivative contracts that contingently require a guarantor to make payment to a guaranteed party based on changes in an underlying (such as changes in the value of interest rates, security prices, currency rates, commodity prices, indices, etc.), that relate to an asset, liability or equity security of a guaranteed party. Derivatives that meet the FIN 45 definition of guarantees include certain written options (e.g., written interest rate and written currency options). Merrill Lynch does not track, for accounting purposes, whether its clients enter into these derivative contracts for speculative or hedging purposes. Accordingly, Merrill Lynch has disclosed information about all credit derivatives and certain types of written options that can potentially be used by clients to protect against changes in an underlying, regardless of how the contracts are actually used by the client.

Merrill Lynch’s derivatives that act as guarantees at March 31, 2009 are summarized below:

(dollars in millions)
	Maximum
	Payout /					Carrying
	Notional	Less than 1 year	1+ - 3 years	3+ - 5 years	Over 5 years	Value(1)

Derivative contracts:
Credit derivatives:
Investment grade(2)	$1,113,846	$56,038	$172,359	$511,748	$373,701	$108,206
Non-investment grade(2)	705,822	55,711	172,583	233,554	243,974	148,626

Total credit derivatives	1,819,668	111,749	344,942	745,302	617,675	256,832
Other derivatives	1,589,334	550,221	469,946	190,026	379,141	67,595

Total derivative contracts	$3,409,002	$661,970	$814,888	$935,328	$996,816	$324,427

(1)	Derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Refers to the creditworthiness of the underlying reference obligations.

Credit derivatives

Credit derivatives derive value based on an underlying third party referenced obligation or a portfolio of referenced obligations. Merrill Lynch is both a seller and a buyer of credit protection. A seller of credit protection is required to make payments to a buyer upon the occurrence of a predefined credit event. Such credit events generally include bankruptcy of the referenced credit entity and failure to pay under their credit obligations, as well as acceleration of indebtedness and payment repudiation or moratorium. Merrill Lynch considers credit derivatives to be guarantees where it is the seller of credit protection. For credit derivatives based on a portfolio of referenced credits or credit indices, Merrill Lynch as a seller of credit protection may not be required to make payment until a specified amount of loss has occurred and/or may only be required to make payment up to a specified amount.

For most credit derivatives, the notional value represents the maximum amount payable by Merrill Lynch as a seller of credit protection. However, Merrill Lynch does not exclusively monitor its exposure to credit derivatives based on notional value. Instead, a risk framework is used to define risk tolerances and establish limits to help to ensure that certain credit risk-related losses occur within acceptable, predefined limits. Merrill Lynch discloses internal categorizations (i.e., investment grade, non-investment grade) consistent with how risk is managed to evaluate the payment status of its freestanding credit derivative instruments.

Merrill Lynch economically hedges its exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, Merrill Lynch purchases credit protection with identical underlying referenced names to offset its exposure. At March 31, 2009, the notional value and carrying value of credit protection purchased and credit protection sold by Merrill Lynch with identical underlying referenced names was:

(dollars in millions)
	Maximum
	Payout /					Carrying
	Notional	Less than 1 year	1+ - 3 years	3+ - 5 years	Over 5 years	Value(1)

Credit derivatives purchased	$1,777,922	$110,803	$304,841	$774,968	$587,310	$237,813
Credit derivatives sold	1,783,509	110,315	337,253	745,152	590,789	235,549

(1)	Derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.

Other derivative contracts

Other derivative contracts in the guarantees table above primarily represent written interest rate options and written currency options. For such contracts the maximum payout could theoretically be unlimited, because, for example, the rise in interest rates or changes in foreign exchange rates could theoretically be unlimited. Merrill Lynch does not monitor its exposure to derivatives based on the theoretical maximum payout because that measure does not take into consideration the probability of the occurrence. As such, rather than including the maximum payout, the notional value of these contracts has been included to provide information about the magnitude of involvement with these types of contracts. However, it should be noted that the notional value is not a reliable indicator of Merrill Lynch’s exposure to these contracts. Instead, as previously noted, a risk framework is used to define risk tolerances and establish limits to help ensure that certain risk-related losses occur within acceptable, predefined limits.

As the fair value and risk of payment under these derivative contracts are based upon market factors, such as changes in interest rates or foreign exchange rates, the carrying values in the table above reflect the best estimate of Merrill Lynch’s performance risk under these transactions at March 31, 2009. Merrill Lynch economically hedges its exposure to these contracts by entering into a variety of offsetting derivative contracts and security positions.

Credit risk management of derivatives

Merrill Lynch defines counterparty credit risk as the potential for loss that can occur as a result of an individual, counterparty, or issuer being unable or unwilling to honor its contractual obligations. Merrill Lynch mitigates its credit risk to counterparties through a variety of techniques, including, where appropriate, the right to require initial collateral or margin, the right to terminate transactions or to obtain collateral should unfavorable events occur, the right to call for collateral when certain exposure thresholds are exceeded, the right to call for third party guarantees, and the purchase of credit default protection.

Merrill Lynch enters into International Swaps and Derivatives Association, Inc. (“ISDA”) master agreements or their equivalent (“master netting agreements”) with almost all derivative counterparties. Master netting agreements provide protection in bankruptcy in certain circumstances and, in some cases, enable receivables and payables with the same counterparty to be offset for accounting and risk management purposes. Netting agreements are generally negotiated bilaterally and can require complex terms. While Merrill Lynch makes reasonable efforts to execute such agreements, it is possible that a counterparty may be unwilling to sign such an agreement and, as a result, would subject Merrill Lynch to additional credit risk. The enforceability of master netting agreements under bankruptcy laws in certain countries or in certain industries is not free from doubt, and receivables and payables with counterparties in these countries or industries are accordingly recorded on a gross basis.

Where Merrill Lynch has entered into legally enforceable netting agreements with counterparties, it reports derivative assets and liabilities, and any related cash collateral, net in the Condensed Consolidated Balance Sheets in accordance with FIN No. 39, Offsetting Amounts Related to Certain Contracts (“FIN 39”). At March 31, 2009, cash collateral received of $41.9 billion and cash collateral paid of $60.5 billion was netted against derivative inventory.

Merrill Lynch considers the impact of counterparty credit risk on the valuation of derivative contracts. During the three months ended March 31, 2009, valuation adjustments of approximately $0.7 billion were recognized as losses in principal transactions for counterparty credit risk. At March 31, 2009, the cumulative counterparty credit risk valuation adjustment that was reflected in derivative assets was $10.0 billion. In addition, the fair value of derivative liabilities is adjusted to reflect the impact of

Merrill Lynch’s credit quality. During the three months ended March 31, 2009, valuation adjustments of approximately $0.9 billion were recognized as gains in principal transactions for changes in Merrill Lynch’s credit risk. At March 31, 2009, the cumulative credit risk valuation adjustment that was reflected in the derivative liabilities balance was $1.8 billion.

Credit-risk related contingent features

The majority of Merrill Lynch’s derivative contracts contain credit-risk-related contingent features, primarily within the ISDA agreements, that help to reduce the credit risk of these instruments as compared to other obligations of the respective counterparty with whom Merrill Lynch has transacted (e.g., other debt or equity). These contingent features may be for the benefit of Merrill Lynch or may benefit Merrill Lynch’s counterparties in respect of changes in Merrill Lynch creditworthiness. At March 31, 2009, Merrill Lynch posted collateral of $73.6 billion under derivative contracts that were in a liability position, of which $60.5 billion represented cash collateral, as noted above.

In connection with certain OTC derivatives transactions and other trading agreements, Merrill Lynch could be required to provide additional collateral to or terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of ML & Co. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount or an amount related to the market value of the exposure. At March 31, 2009, the amount of additional collateral and termination payments that would be required for such derivatives transactions and trading agreements was approximately $1.8 billion in the event of a downgrade to mid single-A by all credit agencies. A further downgrade of ML & Co.’s long-term senior debt credit rating to the BBB+ or an equivalent level would require approximately an additional $713 million.

Note 6.  Securities Financing Transactions

Merrill Lynch enters into secured borrowing and lending transactions in order to meet customers’ needs and earn residual interest rate spreads, obtain securities for settlement and finance trading inventory positions.

Under these transactions, Merrill Lynch either receives or provides collateral, including U.S. Government and agency securities, asset-backed, corporate debt, equity, and non-U.S. government and agency securities. Merrill Lynch receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and other loans. Under most agreements, Merrill Lynch is permitted to sell or repledge the securities received (e.g., use the securities to secure repurchase agreements, enter into securities lending transactions, or deliver to counterparties to cover short positions). At March 31, 2009 and December 26, 2008, the fair value of securities received as collateral where Merrill Lynch is permitted to sell or repledge the securities was $243 billion and $327 billion, respectively, and the fair value of the portion that has been sold or repledged was $191 billion and $251 billion, respectively. Merrill Lynch may use securities received as collateral for resale agreements to satisfy regulatory requirements such as Rule 15c3-3 of the SEC.

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

The carrying value and classification of securities owned by Merrill Lynch that have been pledged to counterparties where those counterparties do not have the right to sell or repledge at March 31, 2009 and December 26, 2008 are as follows:

(dollars in millions)
	Successor Company	Predecessor Company
	March 31,	December 26,
	2009	2008

Trading asset category
Corporate debt and preferred stock	$9,190	$15,024
Equities and convertible debentures	6,614	10,995
Mortgages, mortgage-backed, and asset-backed securities	5,859	12,462
U.S. Government and agencies	2,318	4,982
Non-U.S. governments and agencies	1,843	587
Municipals and money markets	-	1,320

Total	$25,824	$45,370

Additionally, Merrill Lynch has pledged approximately $14.7 billion and $18.6 billion of loans, and $4.3 billion and $4.4 billion of investment securities to counterparties at March 31, 2009 and December 26, 2008, respectively, where those counterparties do not have the right to sell or repledge those assets. In some cases, Merrill Lynch has transferred assets to consolidated VIEs where those restricted assets serve as collateral for the interests issued by the VIEs. These restricted assets are included in the amounts above. These transactions are also described in Note 8.

Generally, when Merrill Lynch transfers financial instruments that are not recorded as sales (i.e., secured borrowing transactions), the liability is recorded as either payables under repurchase agreements or payables under securities loaned transactions; however, in instances where Merrill Lynch transfers financial assets to a consolidated VIE, the liabilities of the consolidated VIE will be reflected in long or short term borrowings (see Note 8). In either case, at the time of transfer, the related liability is equal to the cash received in the transaction. In most cases the lenders in secured borrowing transactions have full recourse to Merrill Lynch (i.e., recourse beyond the assets pledged). Instances where the lenders do not have full recourse to Merrill Lynch are described in Note 8. These instances generally relate to failed securitization transactions where residential and commercial mortgages are transferred to VIEs that do not meet QSPE conditions (typically as a result of derivatives entered into by the VIE that pertain to interests held by Merrill Lynch).

Note 7.  Investment Securities

Investment securities on the Condensed Consolidated Balance Sheets include:

•	SFAS No. 115 investments held by ML & Co. and certain of its non-broker-dealer entities, including Merrill Lynch banks, and consist of:

•	Debt securities, including debt held-for-investment and liquidity and collateral management purposes that are classified as available-for-sale, debt securities held for trading purposes, and debt securities that Merrill Lynch intends to hold until maturity;

•	Marketable equity securities, which are generally classified as available-for-sale.

•	Non-qualifying investments are those that are not within the scope of SFAS No. 115 and consist principally of equity investments, including investments in partnerships and joint ventures. Included in equity investments are investments accounted for under the equity method of accounting, which consist of investments in (i) partnerships and certain limited liability corporations where Merrill Lynch has more than a minor influence (generally defined as greater than a three percent interest) and (ii) corporate entities where Merrill Lynch has the ability to exercise significant influence over the investee (generally defined as ownership and voting interest of 20% to 50%). Also included in equity investments are private equity investments that Merrill Lynch holds for capital appreciation and/or current income and which are accounted for at fair value in accordance with the Investment Company Guide, as well as private equity investments accounted for at fair value under the fair value option election in SFAS No. 159. The carrying value of such private equity investments reflects expected exit values based upon market prices or other valuation methodologies, including discounted expected cash flows and market comparables of similar companies.

Investment securities reported on the Condensed Consolidated Balance Sheets at March 31, 2009 and December 26, 2008 are as follows:

(dollars in millions)
	Successor Company	Predecessor Company
	March 31,	December 26,
	2009	2008

Investment securities
Available-for-sale(1)	$30,764	$34,103
Trading	1,445	1,745
Held-to-maturity(2)	260	4,576
Non-qualifying(3)
Equity investments(4)	21,741	24,306
Investments in trust preferred securities and other investments	1,366	1,432

Total	$55,576	$66,162

(1)	At March 31, 2009 and December 26, 2008, includes $8.5 billion and $9.2 billion, respectively, of investment securities reported in cash and securities segregated for regulatory purposes or deposited with clearing organizations.
(2)	The 2008 balance primarily relates to notes issued by Bloomberg, Inc. in connection with the sale of Merrill Lynch’s 20% stake in Bloomberg L.P., which was reclassified to loans held for investment in 2009 pursuant to the acquisition by Bank of America.
(3)	Non-qualifying for SFAS No. 115 purposes.
(4)	Includes Merrill Lynch’s investment in BlackRock, Inc.

As a result of the acquisition of Merrill Lynch by Bank of America, all SFAS No. 115 securities have a new cost basis as of January 1, 2009. There were no other-than-temporary impairments related to available-for-sale securities during the quarter ended March 31, 2009. In the quarter ended March 28, 2008, Merrill Lynch recorded an other-than-temporary impairment charge of $421 million, primarily related to certain mortgage and asset-backed securities. Refer to Note 1 for Merrill Lynch’s accounting policies regarding other-than-temporary-impairment of investment securities.

Information regarding investment securities subject to SFAS No. 115 follows:

(dollars in millions)

	Successor Company
	March 31, 2009

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale Securities
Mortgage-backed securities:
Agency collateralized mortgage obligations	$20,842	$365	$(51)	$21,156
Non-agency	9,559	1,015	(1,172)	9,402
Corporate/Agency bonds	181	2	(32)	151
Other taxable securities	58	-	(3)	55

Total Available-for-sale Securities	$30,640	$1,382	$(1,258)	$30,764

As a result of the acquisition of Merrill Lynch by Bank of America, and the new cost bases established on January 1, 2009, there were no available-for-sale securities in an unrealized loss position for greater than one year. The following table presents fair value and unrealized losses, after hedges, for available-for-sale securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 26, 2008.

(dollars in millions)
	Less than 1 Year		More than 1 Year		Total
		Unrealized		Unrealized		Unrealized
Asset category	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Predecessor Company
December 26, 2008
Mortgage- and asset-backed	$8,449	$(4,132)	$22,291	$(5,910)	$30,740	$(10,042)
U.S. Government and agencies	3	-	-	-	3	-
Corporate debt	2	(2)	192	(78)	194	(80)

Total debt securities	8,454	(4,134)	22,483	(5,988)	30,937	(10,122)
Equity securities	1	(2)	55	(20)	56	(22)

Total temporarily impaired securities	$8,455	$(4,136)	$22,538	$(6,008)	$30,993	$(10,144)

The amortized cost and fair value of available-for-sale debt securities by expected maturity for mortgage-backed securities and contractual maturity for other debt securities at March 31, 2009 are as follows:

(dollars in millions)
	Available-for-Sale
	Amortized	Fair
	Cost	Value

Due in one year or less	$526	$493
Due after one year through five years	13,842	13,810
Due after five years through ten years	14,575	14,732
Due after ten years	1,697	1,729

Total(1)	$30,640	$30,764

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay their obligations with or without prepayment penalties.

The proceeds and gross realized gains/(losses) from the sale of available-for-sale securities during the three months ended March 31, 2009 are as follows:

(dollars in millions)

Proceeds	$2,329
Gross realized gains	15
Gross realized losses	(40)

Note 8.  Securitization Transactions and Transactions with Variable Interest Entities (“VIEs”)

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

Continued involvement includes:

•	Retaining or holding an interest in the VIE,

•	Providing liquidity or other support to the VIE or directly to the investors in the VIE. This includes liquidity facilities, guarantees, and derivatives that absorb the risk of the assets in the VIE, including total return swaps and written credit default swaps,

•	Servicing the assets in the VIE, and

•	Acting as counterparty to derivatives that do not absorb the risk of the assets in the VIE. These include derivatives that introduce risk into the VIE such as credit default swaps where the VIE takes credit risk (generally found in credit-linked note structures) or equity derivatives where the VIE takes equity risk (generally found in equity-linked note structures); however, Merrill Lynch excludes transactions where it only acts as counterparty to interest rate or foreign exchange derivatives.

Merrill Lynch has not provided financial support to any VIE beyond that which is contractually required. Quantitative information on contractually required support is reflected in the tables provided below and in Note 13.

Transactions with VIEs are categorized as follows:

Primary Beneficiary — Includes transactions where Merrill Lynch is the primary beneficiary and consolidates the VIE.

Sponsor/Significant VIH — Includes transactions where Merrill Lynch is the sponsor and has continued involvement with the VIE or is a significant variable interest holder in the VIE. This category excludes most transactions where Merrill Lynch transferred financial assets and the transfer was accounted for as a sale (these transactions are included in securitization transactions as described below). However, unconsolidated credit linked note VIEs (CLNs) and CDOs/CLOs are included in this category, regardless of whether or not Merrill Lynch transferred financial assets and accounted for the transfer as a sale.

Securitization transactions — Securitization transactions include transactions where Merrill Lynch transferred financial assets and accounted for the transfer as a sale (with the exception noted above). These transactions also include asset-backed financing arrangements. This category includes both QSPEs and non-QSPEs and is reflected in the securitization section of this Note. QSPEs are commonly used by Merrill Lynch in mortgage and municipal bond securitization transactions as described below. In accordance with SFAS No. 140 and FIN 46(R), Merrill Lynch does not consolidate QSPEs.

Merrill Lynch has entered into transactions with different types of VIEs which are described as follows:

Loan and Real Estate VIEs

•	Merrill Lynch has involvement with VIEs that hold mortgage related loans or real estate. These VIEs include entities that are primarily designed to obtain exposure to mortgage related assets or invest in real estate for both clients and Merrill Lynch. Loan and real estate VIEs include failed securitization transactions where residential and commercial mortgages are transferred to VIEs that do not meet QSPE conditions (typically as a result of derivatives entered into by the VIE that pertain to interests held by Merrill Lynch) and loan VIEs that hold mortgage loans where Merrill Lynch holds most or all of the issued financing but does not have voting control. Loan and real estate VIEs are reported in the Consolidated VIEs table and the Sponsor/Significant VIH table. In addition, many loan VIEs, specifically those related to residential and commercial mortgages, are securitization VIEs that meet the QSPE criteria in SFAS No. 140. Transactions where Merrill Lynch is the transferor of loans to a VIE or QSPE and accounts for the transaction as a sale are reflected in the Securitization table of this Note.

•	Merrill Lynch generally consolidates failed securitization VIEs where it retains the residual interests in the VIE and therefore absorbs the majority of the VIE’s expected losses, gains or both. As a result of the illiquidity in the securitization markets, Merrill Lynch has been unable to sell certain securities, which has prohibited these VIEs from being considered QSPEs. Depending upon the liquidity in the securitization market, these transactions and future transactions could continue to fail QSPE status and may require consolidation and related disclosures. Given that these VIEs have been designed to meet the QSPE requirements, Merrill Lynch has no control over the assets held by these VIEs. These assets have been pledged to the noteholders in the VIEs, and these assets are included in the firm-owned assets pledged balance reported in Note 6. In most instances, the beneficial interest holders in these VIEs have no recourse to the general credit of Merrill Lynch; rather their investments are paid exclusively from the assets in the VIE. Securitization VIEs that hold loan assets are typically financed through the issuance of several classes of debt (i.e., tranches) with ratings that range from AAA to unrated residuals.

•	Loan VIEs that hold mortgage loans and are not securitization VIEs are typically wholly owned or have a small amount of financing provided by investors (which may include the investment manager) through different classes of loans or securities. Where Merrill Lynch consolidates these VIEs, Merrill Lynch has the ability to use the assets to fund operations.

•	Real estate VIEs that hold property are typically financed through the issuance of one or more classes of loans or securities (e.g. senior, junior, and mezzanine) and an equity tranche. The investors have recourse only to the real estate assets held by these VIEs. In most real estate entities, the equity tranche is considered sufficient to finance the activities of the entity, and the entity would meet the conditions to be considered a VRE. The real estate entities included in this disclosure are VIEs because generally they do not have sufficient equity to finance their activities.

Equity Funds

Merrill Lynch has made certain investments in equity funds that are VIEs. Merrill Lynch may be the primary beneficiary of these funds as a result of a majority investment in the fund. In instances where Merrill Lynch is not the primary beneficiary, it is considered the sponsor and generally has continued involvement through equity derivatives with these VIEs. VIEs where Merrill Lynch is the sponsor and has continued involvement are reflected in the Sponsor/Significant VIH table. These VIEs are typically financed by a single tranche of limited life preferred shares or similar debt instruments that pass through the economics of the underlying assets and derivative contracts.

Merrill Lynch sponsors a limited number of equity funds that provide a guaranteed return to investors at the maturity of the fund. The guarantees may include a guarantee of the return of an initial investment or the initial investment plus an agreed upon return depending on the terms of the VIE. Investors in certain of these VIEs have recourse to Merrill Lynch to the extent that the value of the assets held by the VIEs at maturity is less than the guaranteed amount. In these instances, Merrill Lynch is the primary beneficiary and consolidates the VIEs. These VIEs are typically financed by a single tranche of limited life preferred shares or similar debt instruments that pass through the economics of the underlying assets and derivative contracts.

Credit-Linked Note and Other VIEs

Merrill Lynch has entered into transactions with VIEs where Merrill Lynch typically purchases credit protection from the VIE in the form of a credit default swap in order to provide investors exposure to a specific credit risk. These are commonly known as CLNs. Merrill Lynch may also enter into interest rate swaps and/or cross currency swaps with these CLNs. The assets held by the VIE provide collateral for the derivatives that Merrill Lynch has entered into with the VIE. Most CLNs issue a single credit-linked note, which is often held by a single investor. Typically the assets held by the CLNs can be substituted for other assets by the investors. For these transactions, Merrill Lynch generally transfers the financial assets to the VIE and accounts for that transfer as a sale.

In certain transactions Merrill Lynch takes exposure through total return swaps to the underlying collateral held in the CLNs, including super senior U.S. sub-prime ABS CDOs. Generally, the assets held by these VIEs were not transferred into these VIEs by Merrill Lynch. Unconsolidated CLN transactions are reported in the Sponsor/Significant VIH table.

Merrill Lynch is the primary beneficiary of two VIEs that invest in alternative investment funds which are controlled by third party fund managers. These entities are considered VIEs because the equity holders do not have control through voting rights.

Collateralized Debt Obligations/Collateralized Loan Obligations (CDO/CLOs)

Merrill Lynch has entered into transactions with CDOs, synthetic CDOs and CLOs. These entities are generally considered VIEs. CDOs hold pools of corporate debt or asset-backed securities and issue various classes of rated debt and an unrated equity tranche. Synthetic CDOs purchase assets and enter into a portfolio of credit default swaps to synthetically create exposure to corporate or asset-backed securities. CLOs hold pools of loans (corporate, commercial mortgages and residential mortgages) and issue various classes of rated debt and an unrated equity tranche. CDOs, synthetic CDOs and CLOs are typically managed by third party portfolio managers. Merrill Lynch transfers assets to these VIEs, holds interests in the issuances of the VIEs and may be derivative counterparty to the VIEs (including credit default swap counterparty for synthetic CDOs). Merrill Lynch typically owns less than half of any tranche issued by the VIE and is therefore not the primary beneficiary. Where Merrill Lynch holds more than half of any tranche issued by a VIE, a quantitative analysis is performed to determine whether or not Merrill Lynch is the primary beneficiary. Most transactions with these VIEs are reflected in the Sponsor/Significant VIH table. Transactions with CDO/CLOs where Merrill Lynch is the primary beneficiary are reported in the Consolidated VIEs table.

Municipal Bond Securitizations

Municipal Bond Securitizations are transactions where Merrill Lynch transfers municipal bonds to SPEs and those SPEs issue puttable floating rate instruments and a residual interest in the form of an inverse floater. These SPEs are QSPEs and are therefore not consolidated by Merrill Lynch. Merrill Lynch reports these SPEs in the securitization table below.

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

In addition to standby liquidity facilities, Merrill Lynch also provides default protection or credit enhancement to investors in securities issued by certain municipal bond securitization SPEs. Interest and principal payments on beneficial interests issued by these SPEs are secured by a guarantee issued by Merrill Lynch. In the event that the issuer of the underlying municipal bond defaults on any payment of principal and/or interest when due, the payments on the bonds will be made to beneficial interest holders from an irrevocable guarantee by Merrill Lynch. Additional information regarding these commitments is provided in Note 13.

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

(dollars in millions)
		Assets after intercompany		Liabilities after
Consolidated VIEs		eliminations		intercompany	Recourse to
Type of VIE	Total Assets	Unrestricted	Restricted(1)	eliminations	Merrill Lynch(2)

Successor Company
March 31, 2009
Loan and real estate VIEs(3)	$7,908	$1,061	$2,949	$5,009	$3,471
Equity funds(4)	324	45	61	151	120
CLNs and other VIEs(5)	1,754	376	772	165	165
CDOs/CLOs(6)	570	-	346	449	223

Predecessor Company
December 26, 2008
Loan and real estate VIEs(3)	$9,080	$2,475	$2,680	$4,769	$3,479
Equity funds(4)	473	3	119	230	116
CLNs and other VIEs(5)	1,643	1,221	-	45	45
CDOs/CLOs(6)	693	-	360	489	237

(1)	Assets are considered restricted when they cannot be freely pledged or sold by Merrill Lynch.
(2)	This column reflects the extent to which investors have recourse to Merrill Lynch beyond the assets held by the VIE and assumes a total loss of the assets held by the VIE.
(3)	For Loan and real estate VIEs, assets are primarily recorded in loans, notes and mortgages. Assets related to VIEs that hold real estate investments are included in other assets. Liabilities are primarily recorded in short-term borrowings. Recourse relates to derivative contracts entered into with the VIEs that provide the liability holders of the VIEs general recourse to Merrill Lynch.
(4)	For Equity funds, assets are reflected in trading assets and liabilities are reflected in long-term borrowings. Recourse relates to Merrill Lynch’s maximum exposure to loss associated with derivative contracts that provide a minimum return to investors.
(5)	For CLNs and other VIEs, assets are reflected in trading assets and investment securities and liabilities are recorded in long-term borrowings.
(6)	For CDOs/CLOs, assets are primarily recorded in loans, notes and mortgages and liabilities are recorded in long-term borrowings. Certain consolidated CDOs are established to provide full recourse secured financing to Merrill Lynch. The recourse associated with CDOs/CLOs relates to these consolidated transactions.

Merrill Lynch may also be a Sponsor/Significant VIH in VIEs. Where Merrill Lynch has involvement as a Sponsor/Significant VIH, it is required to disclose the size of the VIE, the assets and liabilities on its balance sheet related to transactions with the VIE, and its maximum exposure to loss as a result of its interest in the VIE.

The following table summarizes Merrill Lynch’s involvement with Sponsor/Significant VIH VIEs as of March 31, 2009 and December 26, 2008.

(dollars in millions)
				Maximum
Sponsor/Significant VIH		Assets on	Liabilities on	Exposure
Type of VIE	Size of VIE(1)	Balance Sheet(2)	Balance Sheet(2)	to Loss(3)

Successor Company
March 31, 2009
Loan and real estate VIEs(4)	$1,717	$559	$89	$559
Equity funds(5)	2,688	371	448	371
CLNs and other VIEs(6)	12,627	6,853	1,004	10,416
CDOs/CLOs(7)	53,223	2,916	419	6,729

Predecessor Company
December 26, 2008
Loan and real estate VIEs(4)	$1,761	$712	$61	$712
Equity funds(5)	2,898	312	537	312
CLNs and other VIEs(6)	13,257	6,889	986	10,452
CDOs/CLOs(7)	59,475	3,584	344	8,155

(1)	Size generally reflects the estimated principal of securities issued by the VIE or the principal of the underlying assets held by the VIE and serves to provide information on the relative size of the VIE as compared to Merrill Lynch’s involvement with the VIE.
(2)	Assets and Liabilities on Merrill Lynch’s Balance Sheet reflect the effect of FIN 39 balance sheet netting, if applicable.
(3)	The maximum exposure to loss includes: the assets held by Merrill Lynch — including the value of derivatives that are in an asset position, and the notional amount of liquidity and other support provided to VIEs generally through total return swaps over the assets of the VIE. The maximum exposure to loss for liquidity and other support assumes a total loss on the referenced assets held by the VIE.
(4)	Loan and real estate VIE assets primarily include loans recorded in loans, notes and mortgages and derivatives recorded in trading assets. Liabilities include derivatives recorded in trading liabilities.
(5)	Equity fund assets include cash instruments and derivatives recorded in trading assets. Liabilities are recorded in payables under repurchase agreements in instances where assets were transferred but the transfer did not meet the sale requirements of SFAS No. 140, or trading liabilities for derivatives.
(6)	CLN and other VIE assets include derivatives and are recorded in trading assets. Liabilities are recorded in payables under repurchase agreements in instances where assets were transferred but the transfer did not meet the sale requirements of SFAS No. 140, or trading liabilities for derivatives. In certain transactions, Merrill Lynch enters into total return swaps over assets held by the VIEs. Maximum exposure to loss represents the sum of the notional amount of these derivatives and the value of any assets on Merrill Lynch’s balance sheet.
(7)	CDO/CLO assets and liabilities are primarily derivatives recorded in trading assets/liabilities.

Securitizations

In the normal course of business, Merrill Lynch securitizes commercial and residential mortgage loans, municipal, government, and corporate bonds, and other types of financial assets (as described above). In addition, Merrill Lynch sells financial assets to entities that are controlled and consolidated by third parties and provides financing to these entities under asset-backed financing arrangements (these transactions are reflected in Non-QSPEs Loans and real estate entities below). Merrill Lynch’s involvement with VIEs that are used to securitize financial assets includes: structuring and/or establishing VIEs; selling assets to VIEs; managing or servicing assets held by VIEs; underwriting, distributing, and making loans to VIEs; making markets in securities issued by VIEs; engaging in derivative transactions with VIEs; owning notes or certificates issued by VIEs; and/or providing liquidity facilities and other guarantees to, or for the benefit of, VIEs. In many instances Merrill Lynch has continued involvement with the transferred assets, including servicing, retaining or holding an interest in the issuances of the VIE, providing liquidity and other support to the VIEs or investors in the VIEs, and entering into derivative contracts with the VIEs.

The table below categorizes securitization transactions between QSPEs and non-QSPEs. Transactions with CLNs and CDO/CLOs, which have been accounted for as sales under SFAS No. 140 are reflected in the Sponsor/Significant VIH table above.

(dollars in millions)
				Maximum	Year-to-date
Securitization Transactions	Size/Principal	Assets on	Liabilities on	Exposure to	(Loss)	Cash
Type of Entity	Outstanding(1)	Balance Sheet(2)	Balance Sheet(2)	Loss(3)	on Sale	Flows

Successor Company
March 31, 2009
QSPEs:
Residential mortgage loans(4)	$47,956	$1,278	$146	$1,286	$-	$227
Municipal bonds(5)	8,153	1,291	583	7,901	-	111
Commercial loans and other(6)	9,640	271	4	307	-	5
Non-QSPEs:
Loan and real estate entities(7)	10,106	6,650	-	6,696	-	114

Predecessor Company
December 26, 2008
QSPEs:
Residential mortgage loans(4)	$78,162	$1,667	$207	$1,654	$-	$10,141
Municipal bonds(5)	9,377	487	674	8,644	-	5,824
Commercial loans and other(6)	18,366	288	-	288	-	1,091
Non-QSPEs:
Loan and real estate entities(7)	10,182	6,757	-	6,757	(22)	3,035

(1)	Size/Principal Outstanding reflects the estimated principal of the underlying assets held by the VIE/SPEs.
(2)	Assets and Liabilities on Merrill Lynch’s Balance Sheet reflect the effect of FIN 39 balance sheet netting, if applicable.
(3)	The maximum exposure to loss includes the following: the assets held by Merrill Lynch — including the value of derivatives that are in an asset position and retained interests in the VIEs/SPEs; and the notional amount of liquidity and other support generally provided through total return swaps. The maximum exposure to loss for liquidity and other support assumes a total loss on the referenced assets held by the VIE.
(4)	Residential mortgage loan QSPE assets primarily include servicing advances recorded in other assets and derivatives recorded in trading assets. Liabilities include derivatives recorded in trading liabilities.
(5)	Municipal bond QSPE assets include cash instruments recorded in trading assets and investment securities. Liabilities include derivatives recorded in trading liabilities. At March 31, 2009 and December 26, 2008, the carrying value of the liquidity and other support related to these transactions was $583 million and $674 million, respectively.
(6)	Commercial loans and other QSPEs primarily include commercial mortgage securitizations. Assets include cash instruments and derivatives, primarily recorded in trading assets. Liabilities include derivatives recorded in trading liabilities.
(7)	Loan and real estate entity assets are recorded in loans, notes and mortgages and relate to asset-backed financing arrangements, which include the sale of U.S. super senior ABS CDOs in 2008 to an affiliate of Lone Star Funds.

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

Generally, retained interests and contracts that are used to provide support to the VIE or the investors are recorded in the Condensed Consolidated Balance Sheets at fair value. To obtain fair values, observable market prices are used if available. Where observable market prices are unavailable, Merrill Lynch generally estimates fair value based on the present value of expected future cash flows using management’s best estimates of credit losses, prepayment rates, forward yield curves, and discount rates, commensurate with the risks involved. Retained interests are either held as trading assets, with changes in fair value recorded in the Condensed Consolidated Statements of Earnings/(Loss), or as investment securities available-for-sale, with changes in fair value included in accumulated other comprehensive income/( loss).

Retained interests held as available-for-sale securities are reviewed periodically for impairment. In certain cases liquidity facilities are accounted for as guarantees under FIN 45 (refer to Note 13 for more information) and a liability is recorded at fair value at the inception of the transaction.

Retained interests in securitized assets were approximately $1.5 billion and $1.8 billion at March 31, 2009 and December 26, 2008, respectively, which primarily relates to municipal bond securitization transactions. Retained interests in securitized assets do not include loans made to entities under asset-backed financing arrangements.

The following table presents information on retained interests excluding the offsetting benefit of financial instruments used to hedge risks, held by Merrill Lynch as of March 31, 2009,which arise from Merrill Lynch’s municipal bond securitization transactions. The pre-tax sensitivities of the current fair value of the retained interests to immediate 10% and 25% favorable and adverse changes in assumptions and parameters are also shown.

(dollars in millions)
Municipal
Bonds

Retained interest amount	$1,291
Weighted average credit losses (rate per annum)(1)	0%
Impact on fair value of 10% favorable change	-
Impact on fair value of 25% favorable change	-
Impact on fair value of 10% adverse change	-
Impact on fair value of 25% adverse change	-
Weighted average discount rate	6.9%
Impact on fair value of 10% favorable change	$35
Impact on fair value of 25% favorable change	$97
Impact on fair value of 10% adverse change	$(21)
Impact on fair value of 25% adverse change	$(82)
Weighted average life (in years)	8.5
Weighted average prepayment speed (CPR)(2)	0%
Impact on fair value of 10% favorable change	$-
Impact on fair value of 25% favorable change	$1
Impact on fair value of 10% adverse change	$-
Impact on fair value of 25% adverse change	$(1)

CPR=Constant Prepayment Rate

(1)	Credit losses are computed only on positions for which expected credit loss is either a key assumption in the determination of fair value or is not reflected in the discount rate.
(2)	Relates to select securitization transactions where assets are prepayable.

The preceding sensitivity analysis is hypothetical and should be used with caution. In particular, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated independent of changes in any other assumption; in practice, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Further, changes in fair value based on a 10% or 25% variation in an assumption or parameter generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the sensitivity analysis does not include the offsetting benefit of financial instruments that Merrill Lynch utilizes to hedge risks, including credit, interest rate, and prepayment risk, that are inherent in the retained interests. These hedging strategies are structured to take into consideration the hypothetical stress scenarios above, such that they would be effective in principally offsetting Merrill Lynch’s exposure to loss in the event that these scenarios occur.

Note 9.  Loans, Notes, Mortgages and Related Commitments to Extend Credit

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

Loans, notes, mortgages and related commitments to extend credit at March 31, 2009 and December 26, 2008, are presented below. This disclosure includes commitments to extend credit that, if drawn upon, will result in loans held for investment or loans held for sale.

(dollars in millions)
	Loans		Commitments(1)
	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company
	March 31,	December 26,	March 31,	December 26,
	2009	2008	2009(2)(3)	2008(3)

Consumer:
Mortgages	$27,845	$29,397	$9,477	$8,269
Other	16,922	1,360	235	2,582
Commercial and small- and middle-market business:
Investment grade	19,132	17,321	24,146	28,269
Non-investment grade	24,308	23,184	13,103	9,291

	88,207	71,262	46,961	48,411
Allowance for loan losses	(10)	(2,072)	-	-
Reserve for lending-related commitments(4)	-	-	(1,896)	(2,471)

Total, net	$88,197	$69,190	$45,065	$45,940

(1)	Commitments are outstanding as of the date the commitment letter is issued and are comprised of closed and contingent commitments. Closed commitments represent the unfunded portion of existing commitments available for draw down. Contingent commitments are contingent on the borrower fulfilling certain conditions or upon a particular event, such as an acquisition. A portion of these contingent commitments may be syndicated among other lenders or replaced with capital markets funding.
(2)	See Note 13 for a maturity profile of these commitments.
(3)	In addition to the loan origination commitments included in the table above, at March 31, 2009, Merrill Lynch entered into agreements to purchase $458 million of loans that, upon settlement of the commitment, will be classified in loans held for investment and loans held for sale. See Note 13 for additional information.
(4)	Amounts are included within other payables on the Condensed Consolidated Balance Sheets.

Activity in the allowance for loan losses is presented below:

(dollars in millions)
	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended
	March 31,	March 28,
	2009	2008

Allowance for loan losses, at beginning of period(1)	$-	$533
Provision for loan losses	12	106
Charge-offs	—	(23)
Recoveries	2	3

Net recoveries (charge-offs)	2	(20)
Other	(4)	3

Allowance for loan losses, at end of period	$10	$622

(1)	The allowance for loan losses as of December 26, 2008 was eliminated as of January 1, 2009 as a result of purchase accounting adjustments.

Consumer loans, which are substantially secured, consisted of approximately 350,000 individual loans at March 31, 2009. Commercial loans consisted of approximately 11,000 separate loans. The principal balance of non-accrual loans was $3.0 billion at March 31, 2009 and $2.5 billion at December 26, 2008. The investment grade and non-investment grade categorization is determined using the credit rating agency equivalent of internal credit ratings. Non-investment grade counterparties are those rated lower than the BBB- category. In some cases Merrill Lynch enters into single name and index credit default swaps to mitigate credit exposure related to funded and unfunded commercial loans. The notional value of these swaps totaled $12.8 billion and $13.2 billion at March 31, 2009 and December 26, 2008, respectively.

The above amounts include $8.4 billion and $11.5 billion of loans held for sale at March 31, 2009 and December 26, 2008, respectively. Loans held for sale are loans that management expects to sell prior to maturity. At March 31, 2009, such loans consisted of $3.7 billion of consumer loans, primarily residential mortgages and automobile loans, and $4.7 billion of commercial loans, approximately 12% of which are to investment grade counterparties. At December 26, 2008, such loans consisted of $4.0 billion of consumer loans, primarily residential mortgages and automobile loans, and $7.5 billion of commercial loans, approximately 15% of which were to investment grade counterparties.

Effect of the Acquisition of Merrill Lynch by Bank of America

Upon completion of the acquisition of Merrill Lynch by Bank of America, Merrill Lynch adjusted the carrying value of its loans to fair value. Certain of these loans were subject to the requirements of SOP 03-3, which addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans if those differences are attributable, at least in part, to credit quality. SOP 03-3 requires impaired loans to be recorded at estimated fair value and prohibits “carrying over” or the creation of valuation allowances in the initial accounting for loans acquired in a transfer that are within the scope of this SOP.

The estimated fair values for loans within the scope of SOP 03-3 are determined by discounting cash flows expected to be collected using an observable discount rate for similar instruments with adjustments that management believes a market participant would consider in determining fair value. Cash flows expected to be collected at acquisition are estimated using internal prepayment, interest rate and credit risk models that incorporate management’s best estimate of certain key assumptions, such as default rates, loss severity and prepayment speeds. All other loans were remeasured at the present value of contractual payments discounted to the prevailing interest rates on the date of acquisition.

Under SOP 03-3, the excess of cash flows expected at acquisition over the estimated fair value at purchase is referred to as the accretable yield and is recognized in interest income over the remaining life of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Changes in the expected cash flows from the date of acquisition will either affect the accretable yield or result in a charge to the provision for credit losses. Subsequent decreases to expected principal cash flows will result in a charge to provision for credit losses and a corresponding increase to allowance for loan losses. Subsequent increases in expected principal cash flows will result in recovery of any previously recorded allowance for loan losses, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield for any remaining increase. All changes in expected interest cash flows will result in reclassifications to/from nonaccretable differences.

In connection with Merrill Lynch’s acquisition by Bank of America, loans within the scope of SOP 03-3 had an unpaid principal balance of $5.6 billion ($2.7 billion consumer and $2.9 billion commercial) and a carrying value of $4.4 billion ($2.3 billion consumer and $2.1 billion commercial) as of January 1, 2009. These loans had an unpaid principal balance of $5.5 billion ($2.6 billion consumer and $2.9 billion commercial) and a carrying value of $4.4 billion ($2.3 billion consumer and $2.1 billion commercial) as of March 31, 2009. The following table provides details of these loans.

SOP 03-3 LOANS
(dollars in millions)	As of January 1, 2009

Contractually required payments including interest	$6,205
Less: Nonaccretable difference	(1,158)

Cash flows expected to be collected(1)	5,047
Less: Accretable yield	(627)

Fair value of loans acquired	$4,420

(1)	Represents undiscounted expected principal and interest cash flows at the acquisition date (January 1, 2009).

The following table provides activity for the accretable yield of loans within the scope of SOP 03-3 for the three months ended March 31, 2009.

(dollars in millions)
Three Months
Ended
March 31,
2009

Accretable yield, January 1, 2009	$627
Accretions	(56)
Disposals	(5)

Accretable yield, March 31, 2009	$566

Note 10.  Goodwill and Intangible Assets

In connection with the acquisition of Merrill Lynch by Bank of America, the carrying value of Merrill Lynch’s goodwill as of December 26, 2008 was eliminated. New goodwill was recorded on January 1, 2009. In addition, as of January 1, 2009, certain intangible assets were adjusted to their fair value and new intangible assets (e.g. trade name) were recorded. Refer to Note 2 for further information.

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

The following table sets forth the carrying amount of Merrill Lynch’s goodwill:

(dollars in millions)

Predecessor Company -
Goodwill, December 26, 2008(1)	$2,221

Successor Company -
Goodwill, March 31, 2009(2)	$5,044

(1)	Predecessor Company goodwill as of December 26, 2008 was eliminated as of January 1, 2009 as a result of purchase accounting adjustments.
(2)	Refer to Note 2 for further information.

Intangible Assets

Intangible assets with definite lives at March 31, 2009 and December 26, 2008 consist primarily of value assigned to customer relationships and core deposits. Intangible assets with definite lives are tested for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) whenever certain conditions exist which would indicate the carrying amounts of such assets may not be recoverable. Intangible assets with definite lives are amortized over their respective estimated useful lives. Intangible assets with indefinite lives consist of value assigned to the Merrill Lynch brand and are tested for impairment in accordance with SFAS No. 142. Intangible assets with indefinite lives are not amortized.

The gross carrying amounts of intangible assets with definite lives were $4.5 billion and $611 million as of March 31, 2009 and December 26, 2008, respectively. Accumulated amortization of intangible assets amounted to $113 million and $216 million at March 31, 2009 and December 26, 2008, respectively. The gross carrying amounts of intangible assets with indefinite lives were $1.2 billion as of March 31, 2009.

Amortization expense for the three months ended March 31, 2009 was $113 million compared with $24 million for the three months ended March 28, 2008. Aggregate amortization expense is expected to be approximately $450 million per year for each of the next five years through 2014.

Note 11.  Borrowings and Deposits

Prior to Merrill Lynch’s acquisition by Bank of America, ML & Co. was the primary issuer of all of Merrill Lynch’s debt instruments. For local tax or regulatory reasons, debt was also issued by certain subsidiaries. ML & Co. is no longer a primary issuer of new unsecured borrowings under the Bank of America platform.

Following the completion of Bank of America’s acquisition of Merrill Lynch, ML & Co. became a subsidiary of Bank of America and established intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these intercompany agreements is an initial $75 billion one year, revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America for operating requirements. Immediately following the acquisition, Merrill Lynch placed a substantial portion of its excess operating cash with Bank of America under an intercompany lending agreement. During the first quarter of 2009, ML & Co. continued to place excess operating cash with Bank of America and did not borrow against the line of credit.

The value of Merrill Lynch’s debt instruments as recorded on the Condensed Consolidated Balance Sheets does not necessarily represent the amount that will be repaid at maturity. This is due to the following:

•	As a result of the acquisition by Bank of America, all debt instruments were adjusted to their fair value on January 1, 2009;

•	Certain debt issuances are accounted for at fair value and incorporate changes in Merrill Lynch’s creditworthiness as well as other underlying risks (see Note 4);

•	Certain structured notes whose coupon or repayment terms are linked to the performance of debt and equity securities, indices, currencies or commodities reflect the fair value of those risks; and

•	Certain debt issuances are adjusted for the impact of fair value hedge accounting (see Note 5).

Total borrowings at March 31, 2009 and December 26, 2008, which are comprised of short-term borrowings, long-term borrowings and junior subordinated notes (related to trust preferred securities), consisted of the following:

(dollars in millions)
	Successor Company	Predecessor Company
	March 31,	December 26,
	2009	2008

Senior debt issued by ML & Co.	$96,524	$140,615
Senior debt issued by subsidiaries — guaranteed by ML & Co.	8,179	11,598
Senior structured notes issued by ML & Co.	30,018	34,541
Senior structured notes issued by subsidiaries — guaranteed by ML & Co.	16,795	24,048
Subordinated debt issued by ML & Co.	10,137	13,317
Junior subordinated notes (related to trust preferred securities)	3,536	5,256
Other subsidiary financing — non-recourse(1) and/or not guaranteed by ML & Co.	5,896	13,454

Total	$171,085	$242,829

(1)	Other subsidiary financing — non-recourse is primarily attributable to collateralized borrowings of subsidiaries.

Borrowings and deposits at March 31, 2009 and December 26, 2008, are presented below:

(dollars in millions)
	Successor Company	Predecessor Company
	March 31,	December 26,
	2009	2008

Short-term borrowings
Commercial paper(1)	$40	$20,104
Secured short-term borrowings	3,521	14,137
Other unsecured short-term borrowings	1,119	3,654

Total	$4,680	$37,895

Long-term borrowings(2)
Fixed-rate obligations(3)	$82,352	$101,403
Variable-rate obligations(4)(5)	80,396	96,511
Zero-coupon contingent convertible debt (LYONs®)	2	1,599
Other Zero-coupon obligations	119	165

Total	$162,869	$199,678

Deposits
U.S.	$82,408	$79,528
Non-U.S.	14,880	16,579

Total	$97,288	$96,107

(1)	The decrease in commercial paper reflects the repayment of borrowings under the Federal Reserve’s liquidity backstop for U.S. issuers of commercial paper and the FDIC’s Temporary Liquidity Guarantee Program.
(2)	Excludes junior subordinated notes (related to trust preferred securities).
(3)	Fixed-rate obligations are generally swapped to floating rates.
(4)	Variable interest rates are generally based on rates such as LIBOR, the U.S. Treasury Bill Rate, or the Federal Funds Rate.
(5)	Includes structured notes.

The weighted-average interest rates for borrowings at March 31, 2009 and December 26, 2008 (excluding structured notes) were as follows:

	Successor Company	Predecessor Company
	March 31,	December 26,
	2009	2008

Short-term borrowings	2.50%	2.95%
Long-term borrowings	4.09	4.65
Junior subordinated notes (related to trust preferred securities)	6.93	6.83

Merrill Lynch also obtains standby letters of credit from issuing banks to satisfy various counterparty collateral requirements, in lieu of depositing cash or securities collateral. Such standby letters of credit aggregated $1.5 billion and $2.6 billion at March 31, 2009 and December 26, 2008, respectively.

Long-Term Borrowings

At March 31, 2009, long-term borrowings mature as follows (dollars in millions):

(dollars in millions)

Less than 1 year	$41,538	25%
1 – 2 years	17,381	11
2+ – 3 years	19,266	12
3+ – 4 years	15,318	9
4+ – 5 years	17,696	11
Greater than 5 years	51,670	32

Total	$162,869	100%

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

Senior and subordinated debt obligations issued by ML & Co. and senior debt issued by subsidiaries and guaranteed by ML & Co. did not contain provisions that could, upon an adverse change in ML & Co.’s credit rating, financial ratios, earnings, cash flows, trigger a requirement for an early payment, additional collateral support, changes in terms, acceleration of maturity, or the creation of an additional financial obligation, except for an immaterial amount of Floating Rate LYONs®.

Floating Rate LYONs

The completion of Bank of America’s acquisition of Merrill Lynch on January 1, 2009, constituted a change in control event under the terms of the LYONs. This required Merrill Lynch to offer to repurchase the LYONs at the accreted price of $1,095.98 for each $1,000 original principal amount. During the quarter ended March 31, 2009, Merrill Lynch repurchased $1.6 billion original principal amount of LYONs for an aggregate price of approximately $1.75 billion. At March 31, 2009, $2.3 million of original principal amount of the LYONs remained outstanding.

Committed Credit Facilities

Prior to the Bank of America acquisition, Merrill Lynch maintained committed unsecured and secured credit facilities to cover regular and contingent funding needs. Following the completion of Bank of America’s acquisition of Merrill Lynch on January 1, 2009, certain sources of liquidity were centralized. During the quarter ended March 31, 2009, ML & Co. repaid all outstanding amounts and terminated all of its external committed unsecured and secured credit facilities.

See Note 9 of the 2008 Annual Report for additional information on Borrowings.

Note 12.  Stockholders’ Equity and Earnings Per Share

Preferred Equity

As of the completion of the acquisition of Merrill Lynch by Bank of America, ML & Co. Series 1 through Series 8 preferred stock that were outstanding as of December 26, 2008 were converted into Bank of America preferred stock with substantially identical terms of the corresponding series of ML & Co. preferred stock (except for additional voting rights provided to the Bank of America securities).

Mandatory Convertible

On July 28, 2008 Merrill Lynch issued an aggregate of 12,000 shares of newly issued 9% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 2, par value $1.00 per share and liquidation preference $100,000 per share (the “Series 2 convertible preferred stock”). On July 29, 2008 Merrill Lynch issued an aggregate of 5,000 shares of newly issued 9% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 3, par value $1.00 per share and liquidation preference $100,000 per share (the “Series 3 convertible preferred stock” and, together with the Series 2 convertible preferred stock, the “new convertible preferred stock”). The new convertible preferred stock remained issued and outstanding subsequent to the acquisition by Bank of America, but is now convertible into Bank of America common stock. Each share of the Series 2 and Series 3 convertible preferred stock will be converted on October 15, 2010 into a maximum of 2,605 shares and 3,820 shares, respectively, of Bank of America’s common stock; however, they are optionally convertible prior to that date into 2,227 shares and 3,265 shares, respectively, of Bank of America’s common stock.

Common Stock

As of the completion of the acquisition of Merrill Lynch by Bank of America, each outstanding share of ML & Co. common stock was converted into 0.8595 shares of Bank of America common stock. Since January 1, 2009, there have been 1,000 shares of ML & Co. common stock outstanding, all of which are owned by Bank of America.

Earnings Per Share

Basic EPS is calculated by dividing earnings applicable to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents the computations of basic and diluted EPS for 2008. For 2009, such amounts are not presented as Merrill Lynch is now a wholly-owned subsidiary of Bank of America.

dollars in millions, except per share amounts)
	Successor Company	Predecessor Company
	Three Months	Three Months
	Ended March 31,	Ended March 28,
	2009	2008

Net earnings/(loss) from continuing operations	$3,660	$(1,969)
Net earnings from discontinued operations	-	7
Preferred stock dividends	(15)	(174)

Net (loss)/earnings applicable to common shareholders — for basic EPS	N/A	$(2,136)
Net (loss)/earnings applicable to common shareholders — for diluted EPS	N/A	$(2,136)

(shares in thousands)
Weighted-average basic shares outstanding(1)	N/A	974,058
Effect of dilutive instruments:
Employee stock options(2)	N/A	-
FACAAP shares(2)	N/A	-
Restricted shares and units(2)	N/A	-
Convertible LYONs®(3)	N/A	-
ESPP shares(2)	N/A	-

Dilutive potential common shares	N/A	-

Diluted Shares(4)	N/A	974,058

Basic EPS from continuing operations	N/A	$(2.20)
Basic EPS from discontinued operations	N/A	0.01

Basic EPS	N/A	$(2.19)

Diluted EPS from continuing operations	N/A	$(2.20)
Diluted EPS from discontinued operations	N/A	0.01

Diluted EPS	N/A	$(2.19)

Common shares outstanding at period end	1,000	985,128

N/A	Earnings per share data is not provided for the three months ended March 31, 2009, as Merrill Lynch was a wholly-owned subsidiary of Bank of America during that period.

(1)	Includes shares exchangeable into common stock in 2008.
(2)	See Note 13 of the 2008 Annual Report for a description of these items.
(3)	See Note 11 for additional information on LYONs®.
(4)	Due to the net loss for the three months ended March 28, 2008, the diluted EPS calculation excludes 300 million equity-related instruments as they were antidilutive.

Basic and diluted loss per common share for the period from December 27, 2008 to December 31, 2008 were both $(0.10) per common share. The related weighted average shares outstanding used to compute both basic and diluted loss per common share was 1,600.3 million shares.

Note 13.  Commitments, Contingencies and Guarantees

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

Commitments

At March 31, 2009, Merrill Lynch’s commitments had the following expirations:

(dollars in millions)
		Commitment expiration
		Less than	1+ - 3	3+ - 5	Over 5
	Total	1 year	years	years	years

Lending commitments	$46,961	$13,959	$13,005	$13,563	$6,434
Purchasing and other commitments	5,864	2,125	719	1,539	1,481
Operating leases	3,574	658	1,193	861	862
Commitments to enter into forward dated resale and securities borrowing agreements	58,286	58,286	-	-	-
Commitments to enter into forward dated repurchase and securities lending agreements	58,911	58,911	-	-	-

Total	$173,596	$133,939	$14,917	$15,963	$8,777

Lending Commitments

Merrill Lynch enters into commitments to extend credit, predominantly at variable interest rates, in connection with corporate finance, corporate and institutional transactions and asset-based lending transactions. Clients may also be extended loans or lines of credit collateralized by first and second mortgages on real estate, certain liquid assets of small businesses, or securities. These commitments usually have a fixed expiration date and are contingent on certain contractual conditions that may require payment of a fee by the counterparty. Once commitments are drawn upon, Merrill Lynch may require the counterparty to post collateral depending upon creditworthiness and general market conditions. See Note 9 for additional information.

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

Purchasing and Other Commitments

In the normal course of business, Merrill Lynch enters into institutional and margin-lending transactions, some of which are on a committed basis, but most of which are not. Margin lending on a committed basis only includes amounts where Merrill Lynch has a binding commitment. There were no binding margin lending commitments outstanding at March 31, 2009 or December 26, 2008.

Merrill Lynch had commitments to purchase partnership interests, primarily related to private equity and principal investing activities, of $1.1 billion and $1.3 billion at March 31, 2009 and December 26, 2008, respectively. Merrill Lynch also has entered into agreements with providers of market data, communications, systems consulting, and other office-related services. At March 31, 2009 and December 26, 2008, minimum fee commitments over the remaining life of these agreements totaled $2.1 billion and $2.2 billion, respectively. Merrill Lynch entered into commitments to purchase loans of $2.1 billion (which upon settlement of the commitment will be included in trading assets, loans held for investment or loans held for sale) at March 31, 2009. Such commitments totaled $3.9 billion at December 26, 2008. Other purchasing commitments amounted to $0.6 billion and $0.7 billion at March 31, 2009 and December 26, 2008, respectively.

In the normal course of business, Merrill Lynch enters into commitments for underwriting transactions. Settlement of these transactions as of March 31, 2009 would not have a material effect on the Condensed Consolidated Balance Sheets of Merrill Lynch.

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

Guarantees

Merrill Lynch issues various guarantees to counterparties in connection with certain leasing, securitization and other transactions. In accordance with FIN 45 and FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1 and FIN 45-4”), Merrill Lynch is required to disclose information for guarantee arrangements such as the maximum potential amount of future payments under the guarantee, the term and carrying value of the guarantee, the nature of any collateral or recourse provisions and the current payment status of the guarantee. Merrill Lynch’s guarantee arrangements and their expiration at March 31, 2009 are summarized as follows (see Note 5 for information related to derivative financial instruments within the scope of FIN 45):

(dollars in millions)
		Expiration
	Maximum	Less than 1				Carrying
	Payout	year	1+ - 3 years	3+ - 5 years	Over 5 years	Value

Standby liquidity facilities	$6,907	$4,069	$-	$2,838	$-	$644
Auction rate security guarantees	1,022	1,022	-	-	-	74
Residual value guarantees	738	322	96	320	-	8
Standby letters of credit and other guarantees	36,841	2,556	1,138	627	32,520	726

Standby Liquidity Facilities

Merrill Lynch provides standby liquidity facilities to certain municipal bond securitization SPEs. In these arrangements, Merrill Lynch is required to fund these standby liquidity facilities if the fair value of the assets held by the SPE declines below par value and certain other contingent events take place. In those instances where the residual interest in the securitized trust is owned by a third party, any payments under the facilities are offset by economic hedges entered into by Merrill Lynch. In those instances where the residual interest in the securitized trust is owned by Merrill Lynch, any requirement to pay under the facilities is considered remote because Merrill Lynch, in most instances, will purchase the senior interests issued by the trust at fair value as part of its dealer market-making activities. However, Merrill Lynch will have exposure to these purchased senior interests. In certain of these facilities, Merrill Lynch is required to provide liquidity support within seven days, while the remainder have third-party liquidity support for between 30 and 364 days before Merrill Lynch is required to provide liquidity. A portion of the facilities where Merrill Lynch is required to provide liquidity support within seven days are “net liquidity” facilities where upon draw Merrill Lynch may direct the trustee for the SPE to collapse the SPE trusts and liquidate the municipal bonds, and Merrill Lynch would only be required to fund any difference between par and the sale price of the bonds. “Gross liquidity” facilities require Merrill Lynch to wait up to 30 days before directing the trustee to liquidate the municipal bonds. Details of these liquidity facilities as of March 31, 2009, are illustrated in the table below:

(dollars in millions)
	Merrill Lynch Liquidity Facilities Can Be Drawn:				Municipal Bonds to
		In 7 Days with	After 7 and		Which Merrill Lynch
	In 7 Days with	“Gross	Up to 364		Has Recourse if
	‘‘Net Liquidity”	Liquidity”	Days(1)	Total	Facilities Are Drawn

Merrill Lynch provides standby liquidity facilities	$2,713	$1,041	$2,855	$6,609	$7,370

(1)	Initial liquidity support is provided by third parties within seven days, to be reimbursed by Merrill Lynch within 364 days.

Refer to Note 8 for further information.

Auction Rate Security (“ARS”) Guarantees

Under the terms of its announced purchase program, as augmented by the global agreement reached with the New York Attorney General, the Securities and Exchange Commission, the Massachusetts Securities Division and other state securities regulators, Merrill Lynch agreed to purchase ARS at par from its retail clients, including individual, not-for-profit, and small business clients. Certain retail clients with less than $4 million in assets with Merrill Lynch as of February 13, 2008 were eligible to sell eligible ARS to Merrill Lynch starting on October 1, 2008. Other eligible retail clients meeting specified asset requirements were eligible to sell ARS to Merrill Lynch beginning on January 2, 2009. The final date of the ARS purchase program is January 15, 2010. Under the ARS purchase program, the eligible ARS held in accounts of eligible retail clients at Merrill Lynch as of March 31, 2009 was $1.0 billion. As of March 31, 2009, Merrill Lynch had purchased $7.5 billion of ARS from eligible clients. In addition, under the ARS purchase program, Merrill Lynch has agreed to purchase ARS from retail clients who purchased their securities from Merrill Lynch and transferred their accounts to other brokers prior to February 13, 2008. Payment risk related to ARS guarantees is based largely upon the client’s overall financial objectives. At March 31, 2009, a liability of $74 million has been recorded for the difference between the fair value and par value of all outstanding ARS that are subject to this guarantee.

Residual Value Guarantees

At March 31, 2009, residual value guarantees of $738 million include amounts associated with the Hopewell, NJ campus, aircraft leases and certain power plant facilities. Payments under these guarantees would only be required if the fair value of such assets declined below their guaranteed value. As of March 31, 2009, no payments have been made under this guarantee, as Merrill Lynch believes that the estimated fair value of such assets was in excess of their guaranteed value.

Standby Letters of Credit and Other FIN 45 Guarantees

Merrill Lynch provides guarantees to certain counterparties in the form of standby letters of credit in the amount of $2.7 billion. Payment risk is evaluated based upon historical payment activity. At March 31, 2009 Merrill Lynch held marketable securities of $396 million as collateral to secure these guarantees and a liability of $111 million was recorded on the Condensed Consolidated Balance Sheets.

Further, in conjunction with certain third party sponsored mutual funds, Merrill Lynch guarantees the return of principal investments or distributions as contractually specified. At March 31, 2009, Merrill Lynch’s maximum potential exposure to loss with respect to these guarantees is $272 million assuming that the funds are invested exclusively in other general investments (i.e., the funds hold no risk-free assets), and that those other general investments suffer a total loss. As such, this measure significantly overstates Merrill Lynch’s exposure or expected loss at March 31, 2009. Payment under these guarantees would only be required if, based on the current market value of the investments, there were a substantial one day decline in value for any of these funds below their guaranteed value. Based on the current market value of the guaranteed funds, the risk of payment under these guarantees is deemed remote at March 31, 2009. These transactions meet the SFAS No. 133 definition of a derivative and, as such, are carried as a liability with a fair value of approximately $0.4 million at March 31, 2009.

In connection with residential mortgage loan and other securitization transactions, Merrill Lynch typically makes representations and warranties about the underlying assets. If there is a material breach of such representations and warranties, Merrill Lynch may have an obligation to repurchase the assets or indemnify the purchaser against any loss. For residential mortgage loan and other securitizations, the maximum potential amount that could be required to be repurchased is the current outstanding asset balance. Specifically related to First Franklin activities, there is currently approximately $32 billion (including loans serviced by others) of outstanding loans that First Franklin sold in various asset sales and securitization transactions where management believes we may have an obligation to repurchase the asset or indemnify the purchaser against the loss if claims are made and it is ultimately determined that there has been a material breach related to such loans. The risk of repurchase under the First Franklin representations and warranties is evaluated by management based on an analysis of the unpaid principal balance on the loans sold along with historical payment experience and general market conditions. Merrill Lynch has recognized a repurchase reserve liability of approximately $610 million at March 31, 2009 arising from these First Franklin residential mortgage sales and securitization transactions.

See Note 11 of the 2008 Annual Report for additional information on guarantees.

Note 14.  Employee Benefit Plans

Merrill Lynch provides pension and other postretirement benefits to its employees worldwide through defined contribution pension, defined benefit pension and other postretirement plans. These plans vary based on the country and local practices. Merrill Lynch reserves the right to amend or terminate these plans at any time. Refer to Note 12 of the 2008 Annual Report for a complete discussion of employee benefit plans.

Effective January 1, 2009, Merrill Lynch’s employee benefit plans were assumed by Bank of America.

Defined Benefit Pension Plans

Pension cost for the three months ended March 31, 2009 and March 28, 2008, for Merrill Lynch’s defined benefit pension plans, included the following components:

(dollars in millions)
	Successor Company			Predecessor Company
	Three Months Ended			Three Months Ended
	March 31, 2009			March 28, 2008
	U.S. Plans	Non-U.S. Plans	Total	U.S. Plans	Non-U.S. Plans	Total

Service cost	$-	$6	$6	$-	$7	$7
Interest cost	25	17	42	24	21	45
Expected return on plan assets	(37)	(17)	(54)	(29)	(22)	(51)
Amortization of net (gains)/losses, prior service costs and other	-	-	-	-	4	4

Total defined benefit pension cost	$(12)	$6	$(6)	$(5)	$10	$5

Merrill Lynch disclosed in its 2008 Annual Report that it expected to pay $1 million of benefit payments to participants in the U.S. non-qualified pension plan and Merrill Lynch expected to contribute $120 million and $55 million respectively to its U.S. and non-U.S. defined benefit pension plans in 2009. Merrill Lynch does not expect contributions to differ significantly from amounts previously disclosed.

Postretirement Benefits Other Than Pensions

Other postretirement benefit cost for the three months ended March 31, 2009 and March 28, 2008 were $4 million and $3 million, respectively. Approximately 93% of the postretirement benefit cost components for the period relate to the U.S. postretirement plan.

Note 15.  Income Taxes

Merrill Lynch is under examination by the Internal Revenue Service (“IRS”) and other tax authorities in countries and states in which Merrill Lynch has significant business operations. The tax years under examination vary by jurisdiction. The IRS audits for the years 2005 and 2006 may be completed in 2009. Adjustments are expected for two issues which Merrill Lynch will challenge. The issues involve eligibility for the dividend received deduction and foreign tax credits with respect to certain transactions. The IRS proposed adjustments for these two issues in the audit for the year 2004. During 2008, Japan tax authorities completed the audit of the fiscal tax years April 1, 2003 through March 31, 2007. An assessment reflecting the Japanese tax authorities’ view that certain income on which Merrill Lynch previously paid income tax to other international jurisdictions, primarily the U.S., should have been allocated to Japan was issued and paid in 2008. Similar to the Japan tax assessment received in 2005, Merrill Lynch is in the process of obtaining clarification from international authorities (Competent Authority) on the appropriate allocation of income among multiple jurisdictions to prevent double taxation. The audits in the U.K. for the tax year 2006 and in Germany for the tax year 2007 are also in progress and may be completed during 2009. The Canadian tax authorities completed the audit for the tax years 2004 and 2005 during the first quarter of 2009. New York State and New York City audits are in progress for the years 2002 through 2006.

Depending on the outcomes of multi-jurisdictional global audits and the ongoing Competent Authority proceeding with respect to the Japan assessments, it is reasonably possible Merrill Lynch’s unrecognized tax benefits may be reduced during the next 12 months, either because Merrill Lynch’s tax positions are sustained on audit or Merrill Lynch agrees to settle certain issues. Merrill Lynch’s unrecognized tax benefits may decrease by as much as $320 million during that period since resolved items would be removed from the unrecognized tax benefit balance whether their resolution resulted in payment or recognition.

On March 31, 2009, Merrill Lynch’s net deferred tax asset was approximately $18 billion. This balance included the January 1, 2009 impact of measuring Merrill Lynch’s deferred tax assets and liabilities under the acquisition method of accounting in accordance with SFAS No. 141(R). This measurement process resulted in an adjustment to certain deferred tax assets and liabilities, including a $1 billion reduction to valuation allowances primarily associated with the U.S. federal capital losses and foreign tax credit carryforwards. The remeasured net deferred tax asset includes carryforward amounts generated in the U.S. and U.K. that are deductible in the future as net operating losses (“NOLs”). The U.K. NOL deferred tax asset of approximately $10 billion has an unlimited carryforward period but, due to change-in-control limitations in the three years prior to and following the change in ownership, can be jeopardized by certain major changes in the nature or conduct of the U.K. businesses. The U.S. federal NOL of $12 billion, which is represented by a deferred tax asset of approximately $4 billion, can be carried forward against future tax periods of Bank of America until 2028. Merrill Lynch has concluded that no valuation allowances are necessary to reduce NOL deferred tax assets since estimated future taxable income will more likely than not be sufficient to utilize the assets prior to expiration.

Note 16.  Regulatory Requirements

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

Securities Regulation

As a registered broker-dealer, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 (“the Rule”). Under the alternative method permitted by the Rule, the minimum required net capital, as defined, shall be the greater of 2% of aggregate debit items (“ADI”) arising from customer transactions or $500 million in accordance with Appendix E of the Rule. At March 31, 2009, MLPF&S’s regulatory net capital of $4.4 billion was approximately 43% of ADI, and its regulatory net capital in excess of the SEC minimum required was $3.8 billion.

As a futures commission merchant, MLPF&S is also subject to the capital requirements of the Commodity Futures Trading Commission (“CFTC”), which requires that minimum net capital should not be less than 8% of the total customer risk margin requirement plus 4% of the total non-customer risk margin requirement. MLPF&S regulatory net capital of $4.4 billion exceeded the CFTC minimum requirement of $565 million by $3.8 billion.

Merrill Lynch International (“MLI”), a U.K. regulated investment firm, is subject to capital requirements of the Financial Services Authority (“FSA”). Financial resources, as defined, must exceed the total financial resources requirement set by the FSA. At March 31, 2009, MLI’s financial resources were $15.8 billion, exceeding the minimum requirement by $3.9 billion.

Merrill Lynch Japan Securities Co., Ltd. (“MLJS”), a Japan-based regulated broker-dealer, is subject to capital requirements of the Japanese Financial Services Agency (“JFSA”). Net capital, as defined, must exceed 120% of the total risk equivalents requirement of the JFSA. At March 31, 2009, MLJS’s net capital was $1.4 billion, exceeding the minimum requirement by $815 million.

Merrill Lynch Government Securities Inc. (“MLGSI”) was a primary dealer in U.S. Government securities. As a result of the Bank of America acquisition of Merrill Lynch, MLGSI was delisted as a primary U.S. Government securities dealer in February 2009.

Banking Regulation

Merrill Lynch Bank USA (“MLBUSA”) is a Utah-chartered industrial bank, regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the State of Utah Department of Financial Institutions (“UTDFI”). Merrill Lynch Bank & Trust Co., FSB (“MLBT-FSB”) is a full service thrift institution regulated by the Office of Thrift Supervision (“OTS”), whose deposits are insured by the FDIC. Both MLBUSA and MLBT-FSB are required to maintain capital levels that at least equal minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the banks. The following table illustrates the actual capital ratios and capital amounts for MLBUSA and MLBT-FSB as of March 31, 2009.

(dollars in millions)
	Well	MLBUSA		MLBT-FSB
	Capitalized	Actual	Actual	Actual	Actual
	Minimum	Ratio	Amount	Ratio	Amount

Tier 1 leverage	5%	8.72%	$5,554	8.78%	$3,050
Tier 1 capital	6%	14.58%	5,554	12.81%	3,050
Total capital	10%	14.59%	5,558	12.84%	3,057

As a result of its ownership of MLBT-FSB, ML & Co. is registered with the OTS as a savings and loan holding company (“SLHC”) and is subject to regulation and examination by the OTS as a SLHC. As a result of the Bank of America acquisition, ML & Co. has requested that it be deregistered as a SLHC.

Merrill Lynch International Bank Limited (“MLIB”), an Ireland-based regulated bank, is subject to the capital requirements of the Irish Financial Services Regulatory Authority (“IFSRA”). MLIB is required to meet minimum regulatory capital requirements under the European Union (“EU”) banking law as implemented in Ireland by the IFSRA. At March 31, 2009, MLIB’s financial resources were $13.7 billion, exceeding the minimum requirement by $2.6 billion.

Note 17.  Discontinued Operations

During the three months ended March 28, 2008, Merrill Lynch recorded pre-taxes losses of $25 million and net earnings of $7 million within discontinued operations. Such results were associated with Merrill Lynch Life Insurance Company and ML Life Insurance Company of New York, which were sold in 2007, and Merrill Lynch Capital, which was sold in 2008.

Note 18.  Restructuring Charge

Merrill Lynch recorded a pre-tax restructuring charge of approximately $486 million during 2008. This charge was comprised of severance costs of $348 million and expenses related to the accelerated amortization of previous granted equity-based compensation awards of $138 million.

During 2008, Merrill Lynch made cash payments, primarily severance related, of $331 million, resulting in a remaining liability balance of $17 million as of December 26, 2008. During the first quarter of 2009, Merrill Lynch made cash payments, primarily severance related, of $7 million, resulting in a remaining liability balance of $10 million as of March 31, 2009. This liability is recorded in other payables on the Condensed Consolidated Balance Sheets.

Note 19.  Related Party Transactions

Merrill Lynch has entered into various transactions with Bank of America, primarily in connection with certain sales and trading and financing activities. Details on amounts receivable from and payable to Bank of America as of March 31, 2009 are presented below:

Receivables from Bank of America are comprised of:

(dollars in millions)

Cash and cash equivalents	$7,518
Cash and securities segregated for
regulatory purposes	1,010
Receivables under securities borrrowed
transactions	28
Trading assets	1,136
Other receivables	54
Loans, notes and mortgages	7,761

Total	$17,507

Payables to Bank of America are comprised of:

(dollars in millions)

Payables under repurchase agreements	$18,690
Payables under securities loaned
transactions	5,759
Trading liabilities	497
Other payables	267

Total	$25,213

Revenues and expenses related to transactions with Bank of America were not material for the three months ended March 31, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations

Forward-Looking Statements and Non-GAAP Financial Measures

We have included certain statements in this report which may be considered forward-looking, including those about management expectations and intentions, the impact of off-balance sheet exposures, significant contractual obligations and anticipated results of litigation and regulatory investigations and proceedings. These forward-looking statements represent only Merrill Lynch & Co., Inc.’s (“ML & Co.” and, together with its subsidiaries, “Merrill Lynch”, the “Company”, the “Corporation”, “we”, “our” or “us”) beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond our control, which affect our operations, performance, business strategy and results and could cause our actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by both current and potential competitors and counterparties, general economic conditions, market conditions, the effects of current, pending and future legislation, regulation and regulatory actions, the actions of rating agencies and the other risks and uncertainties detailed in this report. See “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 26, 2008 (the “2008 Annual Report”). Accordingly, you should not place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. The reader should, however, consult further disclosures we may make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

From time to time, we may also disclose financial information on a non-GAAP basis where management uses this information and believes this information will be valuable to investors in gauging the quality of our financial performance, identifying trends in our results and providing more meaningful period-to-period comparisons.

Introduction

Merrill Lynch was formed in 1914 and became a publicly traded company on June 23, 1971. In 1973, we created the holding company, ML & Co., a Delaware corporation that, through its subsidiaries, is one of the world’s leading capital markets, advisory and wealth management companies. We are a leading global trader and underwriter of securities and derivatives across a broad range of asset classes, and we serve as a strategic advisor to corporations, governments, institutions and individuals worldwide. In addition, as of March 31, 2009, we owned approximately half of the economic interest of BlackRock, Inc. (“BlackRock”), one of the world’s largest publicly traded investment management companies with approximately $1.3 trillion in assets under management at March 31, 2009.

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

Bank of America’s cost of acquiring Merrill Lynch has been pushed down to form a new accounting basis for Merrill Lynch. Accordingly, the Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Form 10-Q are presented for Merrill Lynch for periods occurring prior to the acquisition by Bank of America (the “Predecessor Company”) and subsequent to the January 1, 2009 acquisition (the “Successor Company”). The Predecessor Company and Successor Company periods have been separated by a vertical line on the face of the Condensed Consolidated Financial Statements to highlight the fact that the financial information for such periods has been prepared under two different cost bases of accounting.

Effective January 1, 2009, Merrill Lynch adopted calendar quarter-end and year-end reporting periods to coincide with those of Bank of America. As a result, the following discussion of the results of operations for the first quarter of 2009 refers to the period from January 1, 2009 through March 31, 2009, while the first quarter of 2008 refers to the period from December 29, 2007 through March 28, 2008. The intervening period between Merrill Lynch’s previous fiscal year end (December 26, 2008) and the beginning of the current quarter (January 1, 2009) is presented separately on the Condensed Consolidated Statements of Earnings / (Loss).

In connection with our acquisition by Bank of America, we evaluated the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), in the first quarter of 2009. Pursuant to SFAS No. 131, operating segments represent components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. Based upon how the chief operating decision maker of Merrill Lynch reviews our results, it was determined that Merrill Lynch does not contain any identifiable operating segments under SFAS No. 131. As a result, the financial information of Merrill Lynch is presented as a single segment.

As a result of the acquisition of Merrill Lynch by Bank of America, certain information is not required in this Form 10-Q as permitted by general Instruction H of Form 10-Q. We have also abbreviated Management’s Discussion and Analysis of Financial Condition and Results of Operations as permitted by general Instruction H.

Executive Overview

Company Results

We reported net income from continuing operations for the three months ended March 31, 2009 of $3.7 billion, compared with a net loss from continuing operations of $2.0 billion for the three months ended March 28, 2008. Revenues, net of interest expense (“net revenues”) for the three months ended March 31, 2009 were $10.0 billion, compared with $2.9 billion in the prior-year period, while the pre-tax gain from continuing operations was $5.2 billion for the three months ended March 31, 2009 compared with a pre-tax loss of $3.3 billion for the three months ended March 28, 2008.

Net revenues and net earnings during the first three months of 2009 reflected improved sales and trading results, including solid revenues from rates and currencies, which benefited from increased volatility during the quarter, and commodities, which were up primarily as a result of trading in the power and natural gas markets. Revenues from mortgage products also increased due to lower net write-downs on mortgage exposures as compared with the prior year period. The quarter’s results also included a $2.2 billion gain due to the impact of the widening of Merrill Lynch’s credit spreads on the carrying value of certain of Merrill Lynch’s long-term debt liabilities. These increases were partially offset by lower investment banking revenues and lower revenues from our global wealth management activities.

In the prior-year period, net revenues and earnings were adversely affected by net losses within our fixed income trading business, which included write-downs of $1.5 billion related to U.S. asset-backed collateralized debt obligations (“ABS CDOs”) and $3.0 billion of credit valuation adjustments related to hedges with financial guarantors, most of which related to U.S. super senior ABS CDOs. The write-downs were partially offset by a net gain of $2.1 billion due to the impact of the widening of Merrill Lynch’s credit spreads on the carrying value of certain of Merrill Lynch’s long-term debt liabilities.

Transactions with Bank of America

Subsequent to the Bank of America acquisition, certain assets and liabilities were transferred at fair value between Merrill Lynch and Bank of America. These transfers were made in connection with efforts to manage risk in a more effective and efficient manner at the consolidated Bank of America level. The assets and liabilities transferred related to sales and trading activities and included positions associated with the rates and currency, equity and mortgage products trading businesses. These transfers included approximately $47 billion of both assets and liabilities transferred from Merrill Lynch to Bank of America, primarily U.S. matched book repurchase positions and mortgage positions. In addition, approximately $2 billion of commercial mortgage-backed securities were transferred to Bank of America. Approximately $16 billion of assets were transferred from Bank of America to Merrill Lynch, primarily equity related positions. In the future, Merrill Lynch and Bank of America may continue to transfer certain assets and liabilities to (and from) each other.

Other Events

On January 16, 2009, due to larger than expected fourth quarter losses at Merrill Lynch, the U.S. government and Bank of America entered into an agreement in principle in which the U.S. government would provide protection against the possibility of unusually large losses on a pool of Bank of America’s financial instruments. As of the time of filing this document, Bank of America has not entered into a binding agreement with the U.S. government.

Results Of Operations

(dollars in millions, except per share amounts)
	Successor Company	Predecessor Company
		For the Period
	Three Months	December 27,	Three Months
	Ended	2008	Ended
	March 31,	to December 31,	March 28,
	2009	2008	2008	% Change(1)

Revenues
Principal transactions	$5,778	$(280)	$(2,418)	N/M %
Commissions	1,243	22	1,889	(34)
Managed account and other fee-based revenues	1,103	22	1,455	(24)
Investment banking	606	12	917	(34)
Earnings from equity method investments	40	-	431	(91)
Other	260	19	(1,449)	N/M

Subtotal	9,030	(205)	825	N/M
Interest and dividend revenues	4,379	34	11,861	(63)
Less interest expense	3,455	-	9,752	(65)

Net interest profit	924	34	2,109	(56)

Revenues, net of interest expense	9,954	(171)	2,934	N/M

Non-interest expenses:
Compensation and benefits	3,142	64	4,196	(25)
Communications and technology	397	-	555	(28)
Brokerage, clearing, and exchange fees	252	10	387	(35)
Occupancy and related depreciation	255	-	309	(17)
Professional fees	99	-	242	(59)
Advertising and market development	105	-	176	(40)
Office supplies and postage	40	-	57	(30)
Other	419	-	313	34

Total non-interest expenses	4,709	74	6,235	(24)

Pre-tax earnings/(loss) from continuing operations	5,245	(245)	(3,301)	N/M
Income tax expense/(benefit)	1,585	(92)	(1,332)	N/M

Net earnings/(loss) from continuing operations	3,660	(153)	(1,969)	N/M

Discontinued operations:
Pre-tax (loss) from discontinued operations	-	-	(25)	N/M
Income tax (benefit)	-	-	(32)	N/M

Net earnings from discontinued operations	-	-	7	N/M

Net earnings/(loss)	3,660	(153)	(1,962)	N/M

Preferred stock dividends	15	-	174	N/M

Net earnings/(loss) applicable to common stockholders	$3,645	$(153)	$(2,136)	N/M

Basic (loss) per common share from continuing operations	N/A	$(0.10)	$(2.20)	N/M
Basic earnings per common share from discontinued operations	N/A	-	0.01	N/M

Basic (loss) per common share	N/A	$(0.10)	$(2.19)	N/M

Diluted (loss) per common share from continuing operations	N/A	$(0.10)	$(2.20)	N/M
Diluted earnings per common share from discontinued operations	N/A	-	0.01	N/M

Diluted (loss) per common share	N/A	$(0.10)	$(2.19)	N/M

Note: Certain prior period amounts have been reclassified to conform to the current period presentation.
N/M = Not meaningful.
N/A = Earnings per share information is not applicable to the Successor Company period since Merrill Lynch is now a wholly-owned subsidiary of Bank of America.

(1)	Percentages refer to the changes between the three months ended March 31, 2009 and the three months ended March 28, 2008.

Consolidated Results of Operations

Our net income from continuing operations for the three months ended March 31, 2009 was $3.7 billion compared with a net loss from continuing operations of $2.0 billion for the three months ended March 28, 2008. Net revenues for the three months ended March 31, 2009 were $10.0 billion compared with $2.9 billion for the prior year period. The results in 2009 primarily reflected improved performance from our rates and currencies, commodities and credit products businesses. The quarter’s results also included a $2.2 billion gain due to the impact of the widening of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities. The net losses for the quarter ended March 28, 2008 were primarily driven by our credit and structured finance and investment businesses. These businesses were impacted by the deterioration of the credit markets that occurred during that period, resulting in net losses on our U.S. ABS CDO, sub-prime, Alt-A, and Non-U.S. residential mortgage positions and leveraged finance commitments.

Principal transactions revenues include both realized and unrealized gains and losses on trading assets and trading liabilities and investment securities classified as trading investments. Principal transactions revenues were $5.8 billion for the three months ended March 31, 2009 compared with negative $2.4 billion for the three months ended March 28, 2008. The results for 2009 reflected strong revenues from our rates and currencies business due to increased volatility in the interest rate markets, leading to wider spreads; the flight to safety to U.S. Treasuries and Agencies; and good customer flow. Commodities revenues also increased, reflecting higher revenues from trading in the power and natural gas markets. Revenues from mortgage products increased due to lower net write-downs on mortgage exposures as compared with the prior year period. Equity trading revenues also increased, reflecting improved results from equity derivatives and convertible bond trading. The quarter’s results also included net gains due to the impact of the widening of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities. The negative principal transaction revenues in the first quarter of 2008 were driven primarily by net losses in our credit and structured finance and investment businesses, which includes our U.S. ABS CDO and residential mortgage-related businesses. The difficult credit environment that existed during the first quarter of 2008, evidenced by widening credit spreads, forced liquidations, high volatility, lack of market liquidity for many credit products, and the U.S. housing market downturn, all contributed to the decline in revenues from these businesses. These losses were partially offset by net gains from the widening of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities.

Net interest profit is a function of (i) the level and mix of total assets and liabilities, including trading assets owned, deposits, financing and lending transactions, and trading strategies associated with our businesses, and (ii) the prevailing level, term structure and volatility of interest rates. Net interest profit is an integral component of trading activity. In assessing the profitability of our client facilitation and trading activities, we view principal transactions and net interest profit in the aggregate as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause the mix of principal transactions and net interest profit to fluctuate from period to period. Net interest profit was $924 million for the three months ended March 31, 2009 as compared with $2.1 billion in the prior year period. The decline was primarily due to decreased interest revenues generated as a result of lower asset levels and stated interest rates on those assets, partially offset by lower interest expense associated with reduced funding levels and lower interest rates on such funding in our sales and trading businesses.

Commissions revenues primarily arise from agency transactions in listed and OTC equity securities and commodities, insurance products and options. Commissions revenues also include distribution fees for promoting and distributing mutual funds. Commissions revenues were $1.2 billion for the three months ended March 31, 2009, down 34% from the prior year period, driven primarily by lower revenues from our global cash equity trading business resulting from lower transaction volumes. Commission revenues from our global wealth management activities also declined as compared with the prior year as challenging market conditions resulted in reduced transaction volume for certain products.

Managed accounts and other fee-based revenues primarily consist of asset-priced portfolio service fees earned from the administration of separately managed and other investment accounts for retail investors, annual account fees, and certain other account-related fees. Managed accounts and other fee-based revenues were $1.1 billion for the three months ended March 31, 2009, a decrease of 24% from the prior year period. The decline was primarily associated with lower fee-based revenues from our global wealth management activities, reflecting lower fee-based asset levels as a result of difficult market conditions, including a decline in equity valuations.

Investment banking revenues include (i) origination revenues representing fees earned from the underwriting of debt, equity and equity-linked securities, as well as loan syndication and commitment fees and (ii) strategic advisory services revenues including merger and acquisition and other investment banking advisory fees. Investment banking revenues were $606 million for the three months ended March 31, 2009, down 34% from the prior year period. As a result of Bank of America’s acquisition of Merrill Lynch, beginning in 2009, certain debt origination activities that were formerly conducted by Merrill Lynch are now being conducted within the Bank of America platform, while certain equity origination activities that were formerly conducted by Bank of America are now being conducted within the Merrill Lynch platform.

Earnings from equity method investments include our pro rata share of income and losses associated with investments accounted for under the equity method of accounting. Earnings from equity method investments were $40 million for the three months ended March 31, 2009, down from $431 million for the three months ended March 28, 2008. The decrease primarily reflected lower revenues from certain investments, including alternative investment management companies. The prior year quarter included revenues associated with our investment in Bloomberg, L.P., which was sold in July 2008. Refer to Note 5 of the 2008 Annual Report for further information on equity method investments.

Other revenues include gains and losses on investment securities, including certain available-for-sale securities, gains and losses on private equity investments, and gains and losses on loans and other miscellaneous items. Other revenues were $260 million for the three months ended March 31, 2009, compared with negative $1.4 billion in the prior year period. Other revenues in 2009 were primarily associated with an increase in the value of certain loans that are accounted for under the fair value option in accordance with SFAS No. 159, Fair Value Option for Certain Financial Assets and Liabilities. The negative revenues for 2008 primarily reflected write-downs of approximately $900 million on leveraged finance commitments and other-than-temporary impairment charges on available for sale securities of approximately $400 million.

Compensation and benefits expenses were $3.1 billion for the three months ended March 31, 2009 and $4.2 billion in the prior year period. The year over year decrease primarily reflects lower compensation costs as a result of reduced headcount levels. In addition, amortization expense associated with prior year stock-based compensation awards decreased as a result of the revaluation of these awards due to purchase accounting adjustments that were recorded in connection with the acquisition of Merrill Lynch by Bank of America.

Non-compensation expenses were $1.6 billion for the quarter ended March 31, 2009, down 23% from 2008. Brokerage, clearing and exchange fees were $252 million, down 35%, primarily associated with decreased transaction volumes. Professional fees were $99 million, down 59% primarily due to lower legal fees. Other expenses were $419 million, an increase of 34% from the prior year, primarily reflecting the amortization of intangible assets that were recorded in connection with the acquisition of Merrill Lynch by Bank of America.

Income taxes from continuing operations for the first quarter of 2009 were $1.6 billion. The effective tax rate for the first quarter of 2009 was 30.2% compared with 40.4% for the prior-year period. The decrease in the effective tax rate reflected changes in Merrill Lynch’s geographic mix of earnings.

The majority of the income of certain foreign subsidiaries is not currently subject to U.S. income tax as a result of deferral provisions applicable to active financing income. These provisions are scheduled to expire for taxable years beginning on or after January 1, 2010. Absent an extension of these provisions, active financing income earned by foreign subsidiaries after expiration will be subject to a tax provision that considers the incremental U.S. tax. Merrill Lynch does not expect the impact, which will depend upon the amount and geographic mix of future earnings, to drive Merrill Lynch’s effective tax rate higher than the U.S. statutory tax rates for 2010.

U.S. ABS CDO and Other Mortgage-Related Activities

Capital markets showed signs of improvement in the first quarter of 2009. Market dislocations that occurred throughout 2008 continued to impact our results in the first quarter of 2009, but to a lesser extent in comparison with the losses we incurred on CDOs and other mortgage related products in the first quarter of 2008.

Residential Mortgage-Related Activities (excluding the Investment Securities Portfolio)

U.S. Prime: We had net exposures of $33 billion at March 31, 2009, which consisted primarily of prime mortgage whole loans, including approximately $30 billion of prime loans originated with clients of our global wealth management business.

In addition to our U.S. prime related net exposures, we also had net exposures related to other residential mortgage-related activities. Significant activities consisted of the following:

U.S. Sub-prime: We had net exposures of $(504) million at March 31, 2009, compared with $195 million at December 26, 2008. As of March 31, 2009, our U.S. Sub-prime exposures consisted mainly of secondary trading exposures related to our residential mortgage-backed securities business, which consist of trading activity including credit default swaps (“CDS”) on single names and indices. We value residential mortgage-backed securities based on observable prices and where prices are not observable, values are based on modeling the present value of projected cash flows that we expect to receive, based on the actual and projected performance of the mortgages underlying a particular securitization. Key determinants affecting our estimates of future cash flows include estimates for borrower prepayments, delinquencies, defaults and loss severities.

Non-U.S.: We had net exposures of $2.9 billion at March 31, 2009, which consisted primarily of residential mortgage whole loans originated in the U.K., as well as through mortgage originators in the Pacific Rim and asset-based lending facilities backed by residential whole loans. Non-U.S. net exposures decreased 15% during the first three months of 2009 due primarily to sales and foreign exchange revaluations. For loans carried at fair value, given the significant illiquidity in the securitization market, values are based on modeling the present value of projected cash flows that we expect to receive, based on the actual and projected performance of the mortgages. Key determinants affecting our estimates of future cash flows include estimates for borrower prepayments, delinquencies, defaults, and loss severities.

The following table provides a summary of our residential mortgage-related net exposures and losses, excluding net exposures to residential mortgage-backed securities held in our investment securities portfolio, which are described in the Investment Securities Portfolio section below.

(dollars in millions)
	Predecessor Company			Successor Company
	Net		Other net	Net
	exposures as		changes in	exposures as
	of Dec. 26,	Net gains/(losses)	net	of Mar. 31,
	2008	reported in income	exposures(1)	2009

Residential Mortgage-Related (excluding the investment securities portfolio):
U.S. Prime(2)	$34,799	$167	$(1,986)	$32,980

Other Residential:
U.S. Sub-prime	$195	$21	$(720)	$(504)
U.S. Alt-A	27	1	1	29
Non-U.S.	3,380	8	(519)	2,869

Total Other Residential(3)	$3,602	$30	$(1,238)	$2,394

(1)	Change in U.S. Prime exposure is primarily associated with a reclassification of approximately $2 billion of loans from U.S. Prime — Residential to Commercial Real Estate. See the Commercial Real Estate table below.
(2)	As of March 31, 2009, net exposures include approximately $30.1 billion of prime loans originated with clients of our global wealth management business (of which $13.1 billion were originated by First Republic Bank).
(3)	Includes warehouse lending, whole loans and residential mortgage-backed securities.

U.S. ABS CDO Activities

In addition to our U.S. sub-prime residential mortgage-related exposures, we have exposure to U.S. ABS CDOs, which are securities collateralized by a pool of asset-backed securities (“ABS”), for which the underlying collateral is primarily sub-prime residential mortgage loans.

We engaged in the underwriting and sale of U.S. ABS CDOs, which involved the following steps: (i) determining investor interest or responding to inquiries or mandates received; (ii) engaging a collateralized debt obligation (“CDO”) collateral manager who is responsible for selection of the ABS securities that will become the underlying collateral for the U.S. ABS CDO securities; (iii) obtaining credit ratings from one or more rating agencies for U.S. ABS CDO securities; (iv) securitizing and pricing the various tranches of the U.S. ABS CDO at representative market rates; and (v) distributing the U.S. ABS CDO securities to investors or retaining them for Merrill Lynch. As a result of the continued deterioration in the sub-prime mortgage market, we did not underwrite any U.S. ABS CDOs in 2008 or 2009.

Our U.S. ABS CDO net exposure primarily consists of our super senior ABS CDO portfolio, as well as secondary trading exposures related to our ABS CDO business.

Super senior positions represent our exposure to the senior most tranche in an ABS CDO’s capital structure. This tranche’s claims have priority to the proceeds from liquidated cash ABS CDO assets.

At March 31, 2009, net exposures to U.S. super senior ABS CDOs were $562 million, down from $708 million at December 26, 2008. The remaining net exposure is predominantly comprised of U.S. super senior ABS CDOs based on mezzanine underlying collateral.

At March 31, 2009, the super senior ABS CDO long exposure was hedged with an aggregate of $704 million of short exposure, which was down from $1.1 billion at December 26, 2008. This reduction primarily reflected $326 million of mark-to-market gains

The following table provides an overview of changes to our U.S. super senior ABS CDO net exposures from December 26, 2008 to March 31, 2009.

U.S. Super Senior ABS CDO Exposure (dollars in millions)	Long	Short(1)	Net

Predecessor Company — December 26, 2008	$1,805	$(1,097)	$708
1Q09 Gains / (Losses)	(414)	326	(88)
1Q09 Liquidations/Amortization	(125)	34	(91)
1Q09 Terminations	-	33	33

Successor Company — March 31, 2009	$1,266	$(704)	$562

(1)	Hedges are affected by a variety of factors that impact the degree of their effectiveness. These factors may include differences in attachment point, timing of cash flows, control rights, limited recourse to counterparties and other basis risks.

In September 2008, we sold $30.6 billion gross notional amount of U.S. super senior ABS CDOs (the “Portfolio”) to an entity owned and controlled by Lone Star Funds (“Lone Star”) for a sales price of $6.7 billion. We provided a financing loan to the purchaser for approximately 75% of the purchase price. The recourse on this loan, which is not included in the table above, is limited to the assets of the purchaser, which consist solely of the Portfolio. All cash flows and distributions from the Portfolio (including sale proceeds) will be applied in accordance with a specified priority of payments. The loan had a carrying value of $4.6 billion at March 31, 2009. Events of default under the loan are customary events of default, including failure to pay interest when due and failure to pay principal at maturity. As of March 31, 2009, all scheduled payments on the loan have been received.

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

At March 31, 2009, the carrying value of our hedges with financial guarantors related to U.S. super senior ABS CDOs was $1.4 billion, a decrease of $30 million from December 26, 2008.

The following table provides a summary of our total financial guarantor exposures for U.S. super senior ABS CDOs from December 26, 2008 to March 31, 2009.

(dollars in millions)
			Mark-to-Market
			Prior	Life-to-Date
	Notional of		to Credit Valuation	Credit Valuation	Carrying
Credit Default Swaps with Financial Guarantors on U.S. Super Senior ABS CDOs	CDS	Net Exposure	Adjustments	Adjustments	Value

Predecessor Company — December 26, 2008	$(2,831)	$(479)	$2,352	$(894)	$1,458
Q109 Activity	2	223	221	(251)	(30)

Successor Company — March 31, 2009	$(2,829)	$(256)	$2,573	$(1,145)	$1,428

In addition to hedges with financial guarantors on U.S. super senior ABS CDOs, we also have hedges on certain long exposures related to corporate CDOs, Collateralized Loan Obligations (“CLOs”), Residential Mortgage-Backed Securities (“RMBS”) and Commercial Mortgage-Backed Securities (“CMBS”). At March 31, 2009, the carrying value of our hedges with financial guarantors related to these types of exposures was $8.3 billion, of which approximately 31% pertains to CLOs and various high grade basket trades. The other 69% relates primarily to CMBS and RMBS in the U.S. and Europe.

The following table provides a summary of our total financial guarantor exposures to other referenced assets, as described above, other than U.S. super senior ABS CDOs, as of March 31, 2009.

(dollars in millions)
			Mark-to-Market Prior	Life-to-Date Credit
	Notional of		to Credit Valuation	Valuation	Carrying
Credit Default Swaps with Financial Guarantors (Excluding U.S. Super Senior ABS CDOs)	CDS(1)	Net Exposure(2)	Adjustments	Adjustments	Value(4)

By counterparty credit quality(3)
AAA	$(17,340)	$(13,230)	$4,110	$(1,217)	$2,893
A	(1,182)	(889)	293	(102)	191
BBB	(22,499)	(15,391)	7,108	(2,974)	4,134
Non-investment grade or unrated	(8,814)	(6,186)	2,628	(1,569)	1,059

Total financial guarantor exposures	$(49,835)	$(35,696)	$14,139	$(5,862)	$8,277

(1)	Represents the gross notional amount of CDS purchased as protection to hedge predominantly Corporate CDO, CLO, RMBS & CMBS exposure. Amounts do not include exposure with financial guarantors on U.S. super senior ABS CDOs which are reported separately above.
(2)	Represents the notional of the total CDS, net of gains prior to credit valuation adjustments.
(3)	Represents S&P rating band as of March 31, 2009.
(4)	The total carrying value as of December 26, 2008 was $7,770 million.

Investment Securities Portfolio

The investment securities portfolio had historically consisted of investment securities comprising various asset classes held by Merrill Lynch Bank USA (“MLBUSA”) and MLBT-FSB (the “Investment Securities Portfolio”). During the fourth quarter of 2008, in order to manage capital at MLBUSA, certain investment securities were transferred from MLBUSA to a consolidated non-bank entity. This transfer had no impact on how the investment securities were valued or the subsequent accounting treatment. As of March 31, 2009, the net exposure of this portfolio was $8.4 billion. The cumulative balances in other comprehensive income/(loss) as of December 26, 2008 associated with this portfolio were eliminated as of January 1, 2009 as a result of purchase accounting adjustments recorded in connection with the acquisition of Merrill Lynch by Bank of America. We regularly (at least quarterly) evaluate each security whose value has declined below amortized cost to assess whether the decline in fair value is other-than-temporary. We value RMBS based on observable prices and where prices are not observable, values are based on modeling the present value of projected cash flows that we expect to receive, based on the actual and projected performance of the mortgages underlying a particular securitization. Key determinants affecting our estimates of future cash flows include estimates for borrower prepayments, delinquencies, defaults, and loss severities.

A decline in a debt security’s fair value is considered to be other-than-temporary if it is probable that not all amounts contractually due will be collected. In assessing whether it is probable that all amounts contractually due will not be collected, we consider the following:

•	The period of time over which it is estimated that the fair value will increase from the current level to at least the amortized cost level, or until principal and interest is estimated to be received;

•	The period of time a security’s fair value has been below amortized cost;

•	The amount by which the security’s fair value is below amortized cost;

•	The financial condition of the issuer; and

•	Management’s intention to sell the security or if it is more likely than not that Merrill Lynch will be required to sell the security before the recovery of its amortized cost

Refer to Note 1 to the Condensed Consolidated Financial Statements for additional information.

The following table provides a summary of the Investment Securities Portfolio’s net exposures and losses.

(dollars in millions)
	Predecessor Company					Successor Company
	Net	Net	Net	Unrealized	Other	Net
	exposures	purchase	gains/(losses)	gains/(losses)	net changes	exposures
	as of Dec. 26,	price	reported in	included in OCI	in net	as of Mar. 31,
	2008	adjustments	income	(pre-tax)	exposures(1)	2009

Investment Securities Portfolio:
Sub-prime residential mortgage-backed securities	$2,013	$24	$(19)	$(246)	$(42)	$1,730
Alt-A residential mortgage-backed securities	2,295	(91)	-	444	(56)	2,592
Commercial mortgage-backed securities	3,125	149	-	(116)	(1,662)	1,496
Prime residential mortgage-backed securities	1,845	(76)	1	(12)	(146)	1,612
Non-residential asset-backed securities	626	(12)	-	(42)	1	573
Non-residential CDOs	329	(3)	(7)	(71)	(30)	218
Agency residential asset-backed securities and other	198	14	-	(30)	(35)	147

Total	$10,431	$5	$(25)	$(73)	$(1,970)	$8,368

(1)	Primarily represents principal paydowns, sales and hedges. The activity for commercial mortgage-backed securities was primarily associated with the sale of securities to Bank of America.

Commercial Real Estate

As of March 31, 2009, net exposures related to commercial real estate, excluding First Republic, totaled approximately $7.0 billion, down 28% from December 26, 2008. Net exposures related to First Republic were $4.9 billion at March 31, 2009 and $3.1 billion at the end of 2008.

The following table provides a summary of our Commercial Real Estate portfolio net exposures from December 26, 2008 to March 31, 2009.

(dollars in millions)
	Predecessor Company			Successor Company
	Net	Net		Net
	exposures as	gains/(losses)	Other net	exposures as
	of Dec. 26,	reported in	changes in net	of Mar. 31,
	2008	income	exposures(1)	2009

Commercial Real Estate:
Whole Loans/Conduits	$3,845	$109	$(431)	$3,523
Securities and Derivatives	174	74	(672)	(424)
Real Estate Investments(2)	5,685	(2)	(1,811)	3,872

Total Commercial Real Estate, excluding First Republic Bank	$9,704	$181	$(2,914)	$6,971

First Republic Bank(3)	$3,119	$50	$1,775	$4,944

(1)	Includes sales, paydowns and foreign exchange revaluations. The changes in Real Estate Investments result primarily from purchase price adjustments recorded in connection with the acquisition of Merrill Lynch by Bank of America.
(2)	The Company makes equity and debt investments in entities whose underlying assets are real estate. The Company consolidates those entities in which we are the primary beneficiary in accordance with FIN No. 46(R), Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51. The Company does not consider itself to have economic exposure to the total underlying assets in those entities. The amounts presented are the Company’s net investment and therefore exclude the amounts that have been consolidated but for which the Company does not consider itself to have economic exposure.
(3)	Change in First Republic Bank’s exposure is primarily associated with a reclassification of approximately $2 billion of loans from U.S. Prime - Residential to Commercial Real Estate. See the Residential Mortgage-related table above.

Off-Balance Sheet Exposures

As a part of our normal operations, we enter into various off-balance sheet arrangements that may require future payments. The table and discussion below outline our significant off-balance sheet arrangements, as well as their future expirations, as of March 31, 2009. Refer to Note 13 to the Condensed Consolidated Financial Statements for further information:

(dollars in millions)
	Expiration
		Less than	1 - 3	3+ - 5	Over 5
	Total	1 Year	Years	Years	Years

Standby liquidity facilities	$6,907	$4,069	$-	$2,838	$-
Auction rate security guarantees	1,022	1,022	-	-	-
Residual value guarantees	738	322	96	320	-
Standby letters of credit and other guarantees	36,841	2,556	1,138	627	32,520

Standby Liquidity Facilities

Merrill Lynch provides standby liquidity facilities to certain municipal bond securitization special purpose entities (“SPEs”). In these arrangements, Merrill Lynch is required to fund these standby liquidity facilities if the fair value of the assets held by the SPE declines below par value and certain other contingent events take place. In those instances where the residual interest in the securitized trust is owned by a third party, any payments under the facilities are offset by economic hedges entered into by Merrill Lynch. In those instances where the residual interest in the securitized trust is owned by Merrill Lynch, any requirement to pay under the facilities is considered remote because Merrill Lynch, in most instances, will purchase the senior interests issued by the trust at fair value as part of its dealer market-making activities. However, Merrill Lynch will have exposure to these purchased senior interests. Refer also to Note 8 to the Condensed Consolidated Financial Statements for further information.

Auction Rate Security (“ARS”) Guarantees

Under the terms of its announced purchase program as augmented by the global agreement reached with the New York Attorney General, the Securities and Exchange Commission, the Massachusetts Securities Division and other state securities regulators, Merrill Lynch agreed to purchase ARS at par from its retail clients, including individual, not-for-profit, and small business clients. Certain retail clients with less than $4 million in assets with Merrill Lynch as of February 13, 2008 were eligible to sell eligible ARS to Merrill Lynch starting on October 1, 2008. Other eligible retail clients meeting specified asset requirements were eligible to sell ARS to Merrill Lynch beginning on January 2, 2009. The final date of the ARS purchase program is January 15, 2010. Under the ARS purchase program, the eligible ARS held in accounts of eligible retail clients at Merrill Lynch as of March 31, 2009 was $1.0 billion. As of March 31, 2009 Merrill Lynch had purchased $7.5 billion of ARS from eligible clients. In addition, under the ARS purchase program, Merrill Lynch has agreed to purchase ARS from retail clients who purchased their securities from Merrill Lynch and transferred their accounts to other brokers prior to February 13, 2008. At March 31, 2009, a liability of $74 million has been recorded for our estimated exposure related to this guarantee.

Residual Value Guarantees

At March 31, 2009, residual value guarantees of $738 million included amounts associated with the Hopewell, NJ campus, aircraft leases and certain power plant facilities.

Standby Letters of Credit and Other FIN 45 Guarantees

Merrill Lynch provides guarantees to certain counterparties in the form of standby letters of credit in the amount of $2.7 billion. At March 31, 2009, Merrill Lynch held marketable securities of $396 million as collateral to secure these guarantees.

In conjunction with certain third party sponsored mutual funds, Merrill Lynch guarantees the return of principal investments or distributions as contractually specified. At March 31, 2009, Merrill Lynch’s maximum potential exposure to loss with respect to these guarantees is $272 million assuming that the funds are invested exclusively in other general investments (i.e., the funds hold no risk-free assets), and that those other general investments suffer a total loss. As such, this measure significantly overstates Merrill Lynch’s exposure or expected loss at March 31, 2009.

In connection with residential mortgage loan and other securitization transactions, Merrill Lynch typically makes representations and warranties about the underlying assets. If there is a material breach of such representations and warranties, Merrill Lynch may have an obligation to repurchase the assets or indemnify the purchaser against any loss. For residential mortgage loan and other securitizations, the maximum potential amount that could be required to be repurchased is the current outstanding asset balance. Specifically related to First Franklin activities, there is currently approximately $32 billion (including loans serviced by others) of outstanding loans that First Franklin sold in various asset sales and securitization transactions where management believes we may have an obligation to repurchase the asset or indemnify the purchaser against the loss if claims are made and it is ultimately determined that there has been a material breach related to such loans. Merrill Lynch has recognized a repurchase reserve liability of approximately $610 million at March 31, 2009 arising from these First Franklin residential mortgage sales and securitization transactions.

Derivatives

We record all derivative transactions at fair value on our Condensed Consolidated Balance Sheets. We do not monitor our exposure to derivatives based on the notional amount because that amount is not a relevant indicator of our exposure to these contracts, as it is not indicative of the amount that we would owe on the contract. Instead, a risk framework is used to define risk tolerances and establish limits to help to ensure that certain risk-related losses occur within acceptable, predefined limits. Since derivatives are recorded on the Condensed Consolidated Balance Sheets at fair value and the disclosure of the notional amounts is not a relevant indicator of risk, notional amounts are not provided for the off-balance sheet exposure on derivatives. Derivatives that meet the definition of a guarantee under FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness of Others, and credit derivatives are included in Note 5 to the Condensed Consolidated Financial Statements.

Involvement with SPEs

We transact with SPEs in a variety of capacities, including those that we help establish as well as those initially established by third parties. Our involvement with SPEs can vary and, depending upon the accounting definition of the SPE (i.e., voting rights entity (“VRE”), variable interest entity (“VIE”) or qualified special purpose entity (“QSPE”)), we may be required to reassess prior consolidation and disclosure conclusions. An interest in a VRE requires reconsideration when our equity interest or management influence changes, an interest in a VIE requires reconsideration when an event occurs that was not originally contemplated (e.g., a purchase of the SPE’s assets or liabilities), and an interest in a QSPE requires reconsideration if the entity no longer meets the definition of a QSPE. Refer to Note 1 to the Condensed Consolidated Financial Statements for a discussion of our consolidation accounting policies. Types of SPEs with which we have historically transacted include:

•	Municipal bond securitization SPEs: SPEs that issue medium-term paper, purchase municipal bonds as collateral and purchase a guarantee to enhance the creditworthiness of the collateral.

•	Asset-backed securities SPEs: SPEs that issue different classes of debt, from super senior to subordinated, and equity and purchase assets as collateral, including residential mortgages, commercial mortgages, auto leases and credit card receivables.

•	ABS CDOs: SPEs that issue different classes of debt, from super senior to subordinated, and equity and purchase asset-backed securities collateralized by residential mortgages, commercial mortgages, auto leases and credit card receivables.

•	Synthetic CDOs: SPEs that issue different classes of debt, from super senior to subordinated, and equity, purchase high-grade assets as collateral and enter into a portfolio of credit default swaps to synthetically create the credit risk of the issued debt.

•	Credit-linked note SPEs: SPEs that issue notes linked to the credit risk of a company, purchase high-grade assets as collateral and enter into credit default swaps to synthetically create the credit risk to pay the return on the notes.

•	Tax planning SPEs: SPEs are sometimes used to legally isolate transactions for the purpose of obtaining a particular tax treatment for our clients as well as ourselves. The assets and capital structure of these entities vary for each structure.

•	Trust preferred security SPEs: These SPEs hold junior subordinated debt issued by ML & Co. or our subsidiaries, and issue preferred stock on substantially the same terms as the junior subordinated debt to third party investors. We also provide a parent guarantee, on a junior subordinated basis, of the distributions and other payments on the preferred stock to the extent that the SPEs have funds legally available. The debt we issue into the SPE is classified as long-term borrowings on our Condensed Consolidated Balance Sheets. The ML & Co. parent guarantees of its own subsidiaries are not required to be recorded in the Condensed Consolidated Financial Statements.

•	Conduits: Generally, entities that issue commercial paper and subordinated capital, purchase assets, and enter into total return swaps or repurchase agreements with higher-rated counterparties, particularly banks. The Conduits generally have a liquidity and/or credit facility to further enhance the credit quality of the commercial paper issuance. A single seller conduit will execute total return swaps, repurchase agreements, and liquidity and credit facilities with one financial institution. A multi-seller Conduit will execute total return swaps, repurchase agreements, and liquidity and credit facilities with numerous financial institutions.

Our involvement with SPEs includes off-balance sheet arrangements discussed above, as well as the following activities:

•	Holder of Issued Debt and Equity: Merrill Lynch invests in debt of third party securitization vehicles that are SPEs and also invests in SPEs that we establish. In Merrill Lynch formed SPEs, we may be the holder of debt and equity of an SPE. These holdings will be classified as trading assets, loans, notes and mortgages or investment securities. Such holdings may change over time at our discretion and rarely are there contractual obligations that require us to purchase additional debt or equity interests. Significant obligations are disclosed in the off-balance sheet arrangements table above.

•	Warehousing of Loans and Securities: Warehouse loans and securities represent amounts maintained on our balance sheet that are intended to be sold into a trust for the purposes of securitization. We may retain these loans and securities on our balance sheet for the benefit of a CDO managed by a third party. Warehoused loans are carried as held for sale and warehoused securities are carried as trading assets.

•	Securitizations: In the normal course of business, we securitize: commercial and residential mortgage loans; municipal, government, and corporate bonds; and other types of financial assets. Securitizations involve the selling of assets to SPEs, which in turn issue debt and equity securities (“tranches”) with those assets as collateral. We may retain interests in the securitized financial assets through holding tranches of the securitization. See Note 8 to the Condensed Consolidated Financial Statements.

Funding and Liquidity

Funding

We fund our assets primarily with a mix of secured and unsecured liabilities through a globally coordinated funding strategy. We fund a portion of our trading assets with secured liabilities, including repurchase agreements, securities loaned and other short-term secured borrowings, which are less sensitive to our credit ratings due to the underlying collateral. Refer to Note 11 to the Condensed Consolidated Financial Statements for additional information regarding our borrowings.

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

The following table sets forth ML & Co.’s unsecured credit ratings as of May 5, 2009:

	Senior		Trust
	Debt	Subordinated	Preferred	Commercial	Long-Term Debt
Rating Agency	Ratings	Debt Ratings	Ratings	Paper Ratings	Ratings Outlook

Dominion Bond Rating Service Ltd.	A	A (low)	A (low)	R-1 (middle)	Stable
Fitch Ratings	A+	A	BB	F1+	Stable
Moody’s Investors Service, Inc.	A2	A3	Baa3	P-1	Stable
Rating & Investment Information, Inc. (Japan)	A+	A	Not rated	a-1	Negative
Standard & Poor’s Ratings Services	A	A-	B	A-1	Credit Watch Negative

In connection with certain OTC derivatives transactions and other trading agreements, we could be required to provide additional collateral to or terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of ML & Co. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or the market value of the exposure. At March 31, 2009, the amount of additional collateral and termination payments that would be required for such derivatives transactions and trading agreements was approximately $1.8 billion in the event of a downgrade to A- by all credit agencies. A further downgrade of ML & Co.’s long-term senior debt credit rating to the BBB+ or equivalent level would require approximately an additional $713 million. Our liquidity risk analysis considers the impact of additional collateral outflows due to changes in ML & Co. credit ratings, as well as for collateral that is owed by us and is available for payment, but has not been called for by our counterparties.

Liquidity Risk

Following the completion of Bank of America’s acquisition of Merrill Lynch, ML & Co. became a subsidiary of Bank of America and established intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these intercompany agreements is an initial $75 billion one year, revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America for operating requirements. Immediately following the acquisition, we placed a substantial portion of ML & Co.’s excess operating cash with Bank of America under an intercompany lending agreement. During the first quarter of 2009, ML & Co. continued to place excess operating cash with Bank of America and did not borrow against the line of credit.

We may also maintain excess liquidity, primarily in the form of cash and cash equivalents and unencumbered government securities, at our largest U.S. and international broker-dealer subsidiaries.

Unencumbered Loans and Securities

At March 31, 2009, unencumbered liquid assets were $58 billion, in the form of unencumbered investment grade asset-backed securities and prime residential mortgages were available at our regulated bank subsidiaries to meet potential deposit obligations, business activity demands and stressed liquidity needs of the bank subsidiaries. These unencumbered assets are generally restricted from transfer and unavailable as a liquidity source to ML & Co. and other non-bank subsidiaries.

At March 31, 2009, our non-bank subsidiaries, including broker-dealer subsidiaries, maintained $57 billion of unencumbered securities, including $9 billion of customer margin securities. These unencumbered securities are an important source of liquidity for broker-dealer activities and other individual subsidiary financial commitments, and are generally restricted from transfer and therefore unavailable to support liquidity needs of ML & Co. or other subsidiaries. Proceeds from encumbering customer margin securities are further limited to supporting qualifying customer activities.

Committed Credit Facilities

Prior to Merrill Lynch’s acquisition by Bank of America, we maintained committed unsecured and secured credit facilities to cover regular and contingent funding needs. Following the completion of Bank of America’s acquisition of Merrill Lynch on January 1, 2009, certain sources of liquidity were centralized. During the quarter ended March 31, 2009, ML & Co. repaid all outstanding amounts and terminated all of its external committed unsecured and secured credit facilities.

U.S. Government Liquidity Facilities

The U.S. Government created several temporary programs to enhance liquidity and provide stability to the financial markets following the deterioration of the credit markets in 2008. Merrill Lynch participated in a number of these programs. Following the completion of Bank of America’s acquisition of Merrill Lynch and resulting integration activities, Merrill Lynch is no longer eligible to directly access certain liquidity facilities. In response, we established intercompany arrangements with Bank of America to ensure access to liquidity in the event of contingent funding requirements.

In March 2008, the Federal Reserve expanded its securities lending program to promote liquidity in the financing markets for Treasury securities and other collateral. Under the Term Securities Lending Facility (“TSLF”), the Federal Reserve lends Treasury securities to primary dealers secured for a term of 28 days by a pledge of other securities, including U.S. Treasuries and Agencies and a range of investment grade corporate securities, municipal securities, mortgage-backed securities, and asset-backed securities.

Also in March 2008, the Federal Reserve established a Primary Dealer Credit Facility (“PDCF”) to provide overnight funding to primary dealers in exchange for any tri-party eligible collateral.

We repaid all borrowings under the TSLF and PDCF during the first quarter of 2009. Merrill Lynch is no longer eligible to directly access the TSLF and PDCF following the removal of Merrill Lynch Government Securities Inc. from the Federal Reserve Bank of New York’s primary U.S. government dealer list.

In October 2008, the Federal Reserve established the Commercial Paper Funding Facility (“CPFF”) to provide a liquidity backstop to U.S. issuers of commercial paper. Also in October 2008, the FDIC established the Temporary Liquidity Guarantee Program (“TLGP”), to guarantee newly issued senior unsecured debt of banks, thrifts, and certain holding companies.

During the first quarter of 2009, we repaid substantially all borrowings under the CPFF and TLGP programs, which are reflected in the reduction of our outstanding commercial paper to $40 million at March 31, 2009 from $20.1 billion at December 26, 2008. Merrill Lynch is no longer eligible to issue under either program.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required pursuant to Instruction H(2).

Item 4.	Controls and Procedures

Material Weaknesses Previously Disclosed

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 26, 2008, we identified two material weaknesses in the design and operation of our internal controls. The first is related to the accounting for certain intercompany swaps with affiliates entered into by our parent company ML & Co., and the second involved the contemporaneous documentation and fair value hedge effectiveness requirements of SFAS No. 133 for a single material hedge relationship entered into in the fourth quarter of 2008. Additional change management and escalation controls and procedures have been put in place to remediate the material weakness related to certain intercompany swaps. However, there was an insufficient sample of events in the first quarter for us to test that these new procedures are operating effectively. The material weakness related to the contemporaneous documentation and fair value hedge effectiveness requirements of SFAS No. 133 has been fully remediated.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of the Corporation’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation and solely due to the insufficient sample of events to validate the operating effectiveness of the Corporation’s internal controls described above, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were not effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms. As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the unremediated material weakness previously disclosed. Accordingly, management believes that the Condensed Consolidated Financial Statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented.

Changes in Internal Control over Financial Reporting

During the first quarter of fiscal 2009, as part of our plan to address the aforementioned material weaknesses, we put in place additional change management and escalation controls and procedures for certain intercompany swap transactions. In addition, the contemporaneous documentation and fair value hedge effectiveness requirements of SFAS No. 133 are now compliant with the Bank of America policies and procedures. These actions have strengthened our internal controls over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings

Legal and Regulatory Matters

The following information supplements the discussion in Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2008.

Aquedotto Pugliese SpA v.  Merrill Lynch International

In 2008, Merrill Lynch International (“MLI”) was sued in Bari, Italy by Aquedotto Pugliese SpA (“AQP”) in relation to the 2004 structuring and placement of a £165 million bond issue and related swap transactions designed to hedge that bond. AQP claimed that the bond/swap structure was not suitable for its needs. In March 2009, MLI and AQP reached an agreement in principle to resolve the litigation.

Auction Rate Litigation

In Re Merrill Lynch Auction Rate Securities Litigation (previously referenced as Burton and Stanton): On February 27, 2009, defendants filed a motion to dismiss the consolidated amended complaint.

Benistar

Gail A. Cahaly, et al. v. Benistar Property Exchange Trust Company, Inc, et al.: In a matter pending in the Superior Court of the Commonwealth of Massachusetts, Suffolk County, plaintiffs allege that Merrill Lynch Pierce Fenner & Smith Incorporated (“MLPF&S”) aided and abetted a fraud and breach of fiduciary duty allegedly perpetrated by Benistar, a former client of Merrill Lynch. In 2002, following a trial, a jury rendered a verdict requiring Merrill Lynch to pay plaintiffs $8.6 million in compensatory damages. After the court granted Merrill Lynch’s motion to vacate the verdict, the court granted plaintiffs’ motion for a new trial. The parties’ motions for summary judgment are pending and trial is scheduled to begin in June 2009. Plaintiffs seek $8.6 million in compensatory damages as well as unspecified punitive damages, consequential damages and attorney’s fees. Plaintiffs have notified Merrill Lynch that they intend to file a motion for discovery-related sanctions.

Enron Litigation

Newby v. Enron Corp. et al.: On March 5, 2009, the U.S. District Court for the Southern District of Texas granted Merrill Lynch’s motion for summary judgment and dismissed the claims against Merrill Lynch with prejudice.

IndyMac

IBEW Local 103 v. IndyMac MBS et al.: On January 20, 2009, MLPF&S, along with IndyMac MBS, IndyMac ABS, and other underwriters and individuals, were named as defendants in a putative class action complaint, entitled IBEW Local 103 v. Indymac MBS et al., filed in the Superior Court of the State of California, County of Los Angeles, by purchasers of IndyMac mortgage pass-through certificates. The complaint alleges, among other things, that the mortgage loans underlying these securities were improperly underwritten and failed to comply with the guidelines and processes described in the applicable registration statements and prospectus supplements, in violation of Sections 11 and 12 of the Securities Act of 1933, and seeks unspecified compensatory damages and rescission, among other relief.

In re Initial Public Offering Securities Litigation

On April 2, 2009, the parties executed a settlement agreement, which has been submitted to the U.S. District Court for the Southern District of New York for approval. If the District Court grants final approval to the settlement and the decision survives any appeals that may be brought, the settlement will resolve the claims of all settlement class members (as defined in the settlement agreement) who do not opt out.

MBIA Insurance Corporation CDO Litigation

MBIA Insurance Corporation and LaCrosse Financial Products, LLC v. Merrill Lynch Pierce Fenner and Smith Inc., and Merrill Lynch International: On April 30, 2009, MBIA Insurance Corporation and LaCrosse Financial Products, LLC filed a complaint in New York State Supreme Court, New York County, against MLPF&S and MLI. The complaint relates to certain credit default swap agreements and insurance agreements by which plaintiffs provided credit protection to the Merrill Lynch entities and other parties on certain collateralized debt obligation (“CDO”) securities held by them. Plaintiffs claim that the Merrill Lynch entities did not adequately disclose the credit quality and other risks of the CDO securities and underlying collateral. The complaint alleges claims for fraud, negligent misrepresentation and breach of contract, among other claims, and seeks rescission and unspecified compensatory and punitive damages, among other relief.

Municipal Derivatives Litigation

By decision and order dated April 29, 2009, the United States District Court for the Southern District of New York granted the joint motion of Merrill Lynch and certain other defendants to dismiss the Consolidated Amended Complaint in In re Municipal Derivatives Antitrust Litigation, MDL No. 1950 (Master Docket No. 08-2516). The court gave plaintiffs twenty days to file an amended complaint.

Short Term Interest Rate Trading (STIRT) Matter

In February 2009, the positions of a trader who largely traded Scandinavian currencies and related interest rate indices and cross currency basis swaps on the Merrill Lynch International Bank’s Short Term Interest Rate Trading desk were reviewed and subsequently marked down. Bank of America is cooperating with various regulatory authorities who are investigating the matter, both in the United States and in other countries.

Subprime Related Matters

In re Merrill Lynch & Co., Inc. Securities, Derivative, and ERISA Litigation: On March 3, 2009, the U.S. District Court for Southern District of New York preliminarily approved the Securities Action settlement and scheduled a fairness hearing on July 27, 2009 to determine whether it will grant final approval to the settlement. On March 17, 2009, the court preliminarily approved the ERISA Action settlement and scheduled a fairness hearing on July 27, 2009 to determine whether it will grant final approval to the settlement.

Louisiana Sheriffs’ Pension & Relief Fund v. Conway, et al.: On April 21, 2009, the parties reached an agreement in principle to settle the case and dismiss all claims with prejudice. The settlement is subject to court approval.

Wyoming State Treasurer v. Merrill Lynch, et. al: On April 3, 2009, a putative class action complaint was filed against Merrill Lynch and certain affiliated entities in the U.S. District Court for the Southern District of New York on behalf of persons who purchased Merrill Lynch Mortgage Trust Certificates (“Mortgage Trust Certificates”) pursuant or traceable to registration statements filed by Merrill Lynch Mortgage Investors dated August 5, 2005, December 21, 2005, and February 2, 2007. The complaint alleges that the registration statements misrepresented or omitted material facts regarding the quality of the mortgage loans underlying the Mortgage Trust Certificates, the appraisals of the properties secured by the mortgages, and the credit ratings assigned to the Mortgage Trust Certificates in violation of Sections 11 and 12 of the Securities Act of 1933. Plaintiffs seek unspecified compensatory damages, among other relief.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 26, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Merrill Lynch. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits

An exhibit index has been filed as part of this report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Merrill Lynch & Co., Inc.
(Registrant)

By:	/s/ NEIL A. COTTY
Neil A. Cotty
Chief Financial Officer

By:	/s/ THOMAS W. PERRY
Thomas W. Perry
Chief Accounting Officer and Controller

Date: May 7, 2009

EXHIBIT INDEX

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of September 15, 2008, by and between Merrill Lynch & Co., Inc. and Bank of America Corporation (incorporated by reference to Exhibit 2.1 to Merrill Lynch’s Current Report on Form 8-K dated September 19, 2008).
3.1	Certificate of Merger merging MER Merger Corporation with and into Merrill Lynch & Co., Inc. (incorporated by reference to Exhibit 3.1 to 8-K dated January 2, 2009).
3.2	Certificate of Amendment to Certificate of Designations of 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 2 of ML & Co. (incorporated by reference to Exhibit 3.2 to 8-K dated January 2, 2009).
3.3	Certificate of Amendment to Certificate of Designations of 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 3 of Merrill Lynch & Co., Inc. (incorporated by reference to Exhibit 3.3 to 8-K dated January 2, 2009).
3.4	By-Laws of Merrill Lynch & Co., Inc. as of January 1, 2009 (incorporated by reference to Exhibit 3.4 to 8-K dated January 2, 2009).
12*	Statement re: computation of ratios.
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith