Form 10-Q
period 2009-06-30
MERRILL LYNCH & CO., INC.
filed 2009-08-07
CIK 65100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-7182

MERRILL LYNCH & CO., INC.
(Exact name of Registrant as specified in its charter)

Delaware	13-2740599

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Bank of America Corporate Center 100 N. Tryon Street Charlotte, North Carolina	28255

(Address of principal executive offices)	(Zip Code)

(704) 386-5681

Registrant’s telephone number, including area code:

4 World Financial Center, New York, New York	10080

(Former address of principal executive offices)	(Zip Code)

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

As of the close of business on August 7, 2009, there were 1,000 shares of Common Stock outstanding, all of which were held by Bank of America Corporation.

The registrant is a wholly owned subsidiary of Bank of America Corporation and meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format as permitted by Instruction H(2).

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

Item 1.	Financial Statements

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings/(Loss) (Unaudited)

	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended
(dollars in millions, except per share amounts)	June 30, 2009	June 27, 2008
Revenues
Principal transactions	$(1,515)	$(4,083)
Commissions	1,490	1,811
Managed accounts and other fee-based revenues	1,018	1,399
Investment banking	862	1,158
Earnings from equity method investments	54	111
Other (includes $294 million of debt other-than-temporary impairment losses in 2009)	783	(1,875)

Subtotal	2,692	(1,479)
Interest and dividend revenues	2,440	7,535
Less interest expense	2,969	8,172

Net interest expense	(529)	(637)

Revenues, net of interest expense	2,163	(2,116)

Non-interest expenses
Compensation and benefits	3,294	3,491
Communications and technology	497	566
Occupancy and related depreciation	298	328
Brokerage, clearing, and exchange fees	240	370
Advertising and market development	54	166
Professional fees	149	263
Office supplies and postage	37	55
Other	483	311
Restructuring charge	-	445

Total non-interest expenses	5,052	5,995

Pre-tax loss from continuing operations	(2,889)	(8,111)
Income tax benefit	(1,069)	(3,477)

Net loss from continuing operations	(1,820)	(4,634)

Discontinued operations:
Pre-tax loss from discontinued operations	-	(32)
Income tax benefit	-	(12)

Net loss from discontinued operations	-	(20)

Net loss	(1,820)	(4,654)

Preferred stock dividends	38	237

Net loss applicable to common stockholders	$(1,858)	$(4,891)

Basic loss per common share from continuing operations	N/A	$(4.95)
Basic loss per common share from discontinued operations	N/A	(0.02)

Basic loss per common share	N/A	$(4.97)

Diluted loss per common share from continuing operations	N/A	$(4.95)
Diluted loss per common share from discontinued operations	N/A	(0.02)

Diluted loss per common share	N/A	$(4.97)

Dividend paid per common share	-	$0.35

Average shares used in computing earnings/(loss) per common share
Basic	N/A	984.1
Diluted	N/A	984.1

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings/(Loss) (Unaudited)

		Predecessor Company
	Successor Company	For the Period from
	Six Months Ended	December 27, 2008	Six Months Ended
(dollars in millions, except per share amounts)	June 30, 2009	to December 31, 2008	June 27, 2008
Revenues
Principal transactions	$4,263	$(280)	$(6,501)
Commissions	2,733	22	3,700
Managed accounts and other fee-based revenues	2,121	22	2,854
Investment banking	1,468	12	2,075
Earnings from equity method investments	94	-	542
Other (includes $294 million of debt other-than-temporary impairment losses in 2009)	1,043	19	(3,324)

Subtotal	11,722	(205)	(654)
Interest and dividend revenues	6,819	34	19,396
Less interest expense	6,424	-	17,924

Net interest profit	395	34	1,472

Revenues, net of interest expense	12,117	(171)	818

Non-interest expenses
Compensation and benefits	6,436	64	7,687
Communications and technology	894	-	1,121
Occupancy and related depreciation	553	-	637
Brokerage, clearing, and exchange fees	492	10	757
Advertising and market development	159	-	342
Professional fees	248	-	505
Office supplies and postage	77	-	112
Other	902	-	624
Restructuring charge	-	-	445

Total non-interest expenses	9,761	74	12,230

Pre-tax earnings/(loss) from continuing operations	2,356	(245)	(11,412)
Income tax expense/(benefit)	516	(92)	(4,809)

Net earnings/(loss) from continuing operations	1,840	(153)	(6,603)

Discontinued operations:
Pre-tax loss from discontinued operations	-	-	(57)
Income tax benefit	-	-	(44)

Net loss from discontinued operations	-	-	(13)

Net earnings/(loss)	1,840	(153)	(6,616)

Preferred stock dividends	53	-	411

Net earnings/(loss) applicable to common stockholders	$1,787	$(153)	$(7,027)

Basic loss per common share from continuing operations	N/A	$(0.10)	$(7.17)
Basic loss per common share from discontinued operations	N/A	-	(0.01)

Basic loss per common share	N/A	$(0.10)	$(7.18)

Diluted loss per common share from continuing operations	N/A	$(0.10)	$(7.17)
Diluted loss per common share from discontinued operations	N/A	-	(0.01)

Diluted loss per common share	N/A	$(0.10)	$(7.18)

Dividend paid per common share	-	$-	$0.35

Average shares used in computing earnings/(loss) per common share
Basic	N/A	1,600.3	978.5
Diluted	N/A	1,600.3	978.5

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	Successor Company	Predecessor Company
(dollars in millions, except per share amounts)	June 30, 2009	December 26, 2008
ASSETS

Cash and cash equivalents	$60,500	$68,403

Cash and securities segregated for regulatory purposes or deposited with clearing organizations	27,026	32,923

Securities financing transactions
Receivables under resale agreements (includes $57,039 in 2009 and $62,146 in 2008 measured at fair value in accordance with SFAS No. 159)	71,350	93,247
Receivables under securities borrowed transactions (includes $2,866 in 2009 and $853 in 2008 measured at fair value in accordance with SFAS No. 159)	42,398	35,077

	113,748	128,324

Trading assets, at fair value (includes securities pledged as collateral that can be sold or repledged of $20,367 in 2009 and $18,663 in 2008):
Derivative contracts	63,727	89,477
Corporate debt and preferred stock	22,286	30,829
Equities and convertible debentures	23,678	26,160
Non-U.S. governments and agencies	15,876	6,107
Mortgages, mortgage-backed, and asset-backed	8,291	13,786
U.S. Government and agencies	3,721	5,253
Municipals, money markets and physical commodities	6,044	3,993

	143,623	175,605

Investment securities (includes $2,830 in 2009 and $2,770 in 2008 measured at fair value in accordance with SFAS No. 159) (includes securities pledged as collateral that can be sold or repledged of $483 in 2009 and $2,557 in 2008)	44,552	57,007

Securities received as collateral, at fair value	11,358	11,658

Receivables from Bank of America	3,015	-

Other receivables
Customers (net of allowance for doubtful accounts of $0 in 2009 and $143 in 2008)	26,424	51,131
Brokers and dealers	4,833	12,410
Interest and other	15,712	26,331

	46,969	89,872

Loans, notes, and mortgages (net of allowances for loan losses of $242 in 2009 and $2,072 in 2008) (includes $6,772 in 2009 and $979 in 2008 measured at fair value in accordance with SFAS No. 159)	88,279	69,190

Equipment and facilities (net of accumulated depreciation and amortization of $383 in 2009 and $5,856 in 2008)	2,654	2,928

Goodwill and other intangible assets	10,519	2,616

Other assets	23,985	29,017

Total Assets	$576,228	$667,543

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	Successor Company	Predecessor Company
(dollars in millions, except per share amounts)	June 30, 2009	December 26, 2008
LIABILITIES

Securities financing transactions
Payables under repurchase agreements (includes $45,276 in 2009 and $32,910 in 2008 measured at fair value in accordance with SFAS No. 159)	$63,748	$92,654
Payables under securities loaned transactions	20,065	24,426

	83,813	117,080

Short-term borrowings (includes $1,387 in 2009 and $3,387 in 2008 measured at fair value in accordance with SFAS No. 159)	1,934	37,895

Deposits	101,727	96,107

Trading liabilities, at fair value
Derivative contracts	39,758	71,363
Equities and convertible debentures	12,265	7,871
Non-U.S. governments and agencies	11,411	4,345
Corporate debt and preferred stock	1,078	1,318
U.S. Government and agencies	923	3,463
Municipals, money markets and other	899	1,111

	66,334	89,471

Obligation to return securities received as collateral, at fair value	11,358	11,658

Payables to Bank of America	31,756	-

Other payables
Customers	39,812	44,924
Brokers and dealers	9,447	12,553
Interest and other (includes $659 in 2009 measured at fair value in accordance with SFAS No. 159)	24,915	32,918

	74,174	90,395

Long-term borrowings (includes $40,562 in 2009 and $49,521 in 2008 measured at fair value in accordance with SFAS No. 159)	162,965	199,678
Junior subordinated notes (related to trust preferred securities)	3,540	5,256

Total Liabilities	537,601	647,540

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred Stockholders’ Equity; authorized 25,000,000 shares; (liquidation preference of $30,000 per share; issued: 2008 — 244,100 shares; liquidation preference of $1,000 per share; issued: 2008 — 115,000 shares; liquidation preference of $100,000 per share; issued: 2009 — 17,000 shares; issued: 2008 — 17,000 shares)	1,541	8,605
Common Stockholders’ Equity
Common stock (par value $1.33 1/3 per share; authorized: 3,000,000,000 shares; issued: 2009 — 1,000 shares; issued: 2008 — 2,031,995,436 shares)	-	2,709
Paid-in capital	34,878	47,232
Accumulated other comprehensive income/(loss) (net of tax)	421	(6,318)
Retained earnings/(Accumulated deficit)	1,787	(8,603)

	37,086	35,020

Less: Treasury stock, at cost (2009 — None; 2008 — 431,742,565 shares)	-	23,622

Total Common Stockholders’ Equity	37,086	11,398

Total Stockholders’ Equity	38,627	20,003

Total Liabilities and Stockholders’ Equity	$576,228	$667,543

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Successor Company	Predecessor Company
	Six Months Ended	Six Months Ended
(dollars in millions)	June 30, 2009	June 27, 2008
Cash flows from operating activities:
Net earnings/(loss)	$1,840	$(6,616)
Adjustments to reconcile net earnings/(loss) to cash provided by operating activities
Depreciation and amortization	608	452
Share-based compensation expense	455	1,357
Deferred taxes	319	(3,353)
Earnings from equity method investments	(94)	(153)
Other	(629)	3,787
Changes in operating assets and liabilities:
Trading assets	26,082	17,030
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	3,728	(2,058)
Receivables from Bank of America	(3,015)	-
Receivables under resale agreements	32,397	(3,341)
Receivables under securities borrowed transactions	(6,757)	3,714
Customer receivables	7,420	(78)
Brokers and dealers receivables	7,577	5,345
Proceeds from loans, notes, and mortgages held for sale	5,696	15,010
Other changes in loans, notes, and mortgages held for sale	(4,502)	(3,535)
Trading liabilities	(23,332)	(16,324)
Payables under repurchase agreements	(23,406)	(37,844)
Payables under securities loaned transactions	(4,361)	9,785
Payables to Bank of America	31,756	-
Customer payables	(5,112)	2,051
Brokers and dealers payables	(3,106)	(8,756)
Trading investment securities	546	411
Other, net	4,028	(2,375)

Cash provided by/(used for) operating activities	48,138	(25,491)

Cash flows from investing activities:
Proceeds from (payments for):
Maturities of available-for-sale securities	4,311	4,243
Sales of available-for-sale securities	5,844	20,021
Purchases of available-for-sale securities	(556)	(22,104)
Proceeds from the sale of discontinued operations	-	12,576
Equipment and facilities, net	(109)	(454)
Loans, notes, and mortgages held for investment, net	3,271	(8,588)
Other investments	910	1,818

Cash provided by investing activities	13,671	7,512

Cash flows from financing activities:
Proceeds from/(payments for):
Commercial paper and short-term borrowings	(35,961)	(6,439)
Issuance and resale of long-term borrowings	6,132	53,564
Settlement and repurchases of long-term borrowings	(34,517)	(46,053)
Capital contributions from Bank of America	6,850	-
Deposits	3,620	(3,529)
Derivative financing transactions	17	452
Issuance of common stock	-	2,535
Issuance of preferred stock, net	-	9,283
Other common stock transactions	-	(870)
Excess tax benefits related to share-based compensation	-	37
Dividends	(53)	(1,136)

Cash (used for)/provided by financing activities	(53,912)	7,844

Increase/(decrease) in cash and cash equivalents	7,897	(10,135)
Cash and cash equivalents, beginning of period(1)	52,603	41,346

Cash and cash equivalents, end of period	$60,500	$31,211

Supplemental Disclosure of Cash Flow Information:
Income taxes paid (net of refunds)	$126	$116
Interest paid	7,342	18,235
Non-cash investing and financing activities:

In connection with the acquisition of Merrill Lynch by Bank of America, Merrill Lynch recorded purchase accounting adjustments in the six months ended June 30, 2009, which were recorded as non-cash capital contributions. See Note 2.

(1)	Amount for Successor Company is as of January 1, 2009.

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss) / Income (Unaudited)

	Successor Company		Predecessor Company
	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
(dollars in millions)	June 30, 2009	June 30, 2009	June 27, 2008	June 27, 2008
Net (loss)/earnings	$(1,820)	$1,840	$(4,654)	$(6,616)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	(348)	(119)	(40)	(48)
Net unrealized gain/(loss) on investment securities available-for-sale	428	534	462	(1,814)
Net deferred (loss)/gain on cash flow hedges	(33)	6	(89)	(40)
Defined benefit pension and postretirement plans	(2)	-	1	6

Total other comprehensive income/(loss), net of tax	45	421	334	(1,896)

Comprehensive (loss)/income	$(1,775)	$2,261	$(4,320)	$(8,512)

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2009

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

Bank of America Acquisition

On January 1, 2009, Merrill Lynch (the “Predecessor Company”) was acquired by Bank of America Corporation (“Bank of America”) through the merger of a wholly-owned subsidiary of Bank of America with and into ML & Co. with ML & Co. (the “Successor Company”) continuing as the surviving corporation and a wholly-owned subsidiary of Bank of America. Upon completion of the acquisition, each outstanding share of ML & Co. common stock was converted into 0.8595 shares of Bank of America common stock. As of the completion of the acquisition, ML & Co. Series 1 through Series 8 preferred stock were converted into Bank of America preferred stock with substantially identical terms to the corresponding series of Merrill Lynch preferred stock (except for additional voting rights provided to the Bank of America securities). The Merrill Lynch 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 2, and 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 3 that was outstanding immediately prior to the completion of the acquisition remained issued and outstanding subsequent to the acquisition, but are now convertible into Bank of America common stock.

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

Effective January 1, 2009, Merrill Lynch adopted calendar quarter-end and year-end reporting periods to coincide with those of Bank of America. The intervening period between Merrill Lynch’s previous fiscal year end (December 26, 2008) and the beginning of the current year (January 1, 2009) (the “stub period”) is presented separately on the accompanying Condensed Consolidated Statements of Earnings / (Loss) for the six months ended June 30, 2009.

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Merrill Lynch. The Condensed Consolidated Financial Statements are presented in accordance with U.S. Generally Accepted Accounting Principles. Intercompany transactions and balances within Merrill Lynch have been eliminated. Transactions and balances with Bank of America have not been eliminated. The interim Condensed Consolidated Financial Statements for the three and six month periods and the stub period are unaudited; however, all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included.

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the 2008 Annual Report, while recognizing that two different bases of accounting are presented. The nature of Merrill Lynch’s business is such that the results of any interim period are not necessarily indicative of results for a full year. Merrill Lynch evaluates subsequent events through the date of filing. Certain prior period amounts have been reclassified to conform to the current period presentation. In addition, certain changes have been made to classifications in the financial statements as of and for the three and six months ended June 30, 2009 to conform to Bank of America’s presentation of similar transactions. These changes include:

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

VREs — VREs are defined to include entities that have both equity at risk that is sufficient to fund future operations and have equity investors with decision making ability that absorb the majority of the expected losses and expected returns of the entity. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, Merrill Lynch generally consolidates those VREs where it holds a controlling financial interest. For investments in limited partnerships and certain limited liability corporations that Merrill Lynch does not control, Merrill Lynch applies Emerging Issues Task Force (“EITF”) Topic D-46, Accounting for Limited Partnership Investments, which requires use of the equity method of accounting for investors that have more than a minor influence, which is typically defined as an investment of greater than 3% of the outstanding equity in the entity. For more traditional corporate structures, in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”), Merrill Lynch applies the equity method of accounting where it has significant influence over the investee. Significant influence can be evidenced by a significant ownership interest (which is generally defined as a voting interest of 20% to 50%), significant board of director representation, or other contracts and arrangements.

VIEs — Those entities that do not meet the VRE criteria are generally analyzed for consolidation as either VIEs or QSPEs. Merrill Lynch consolidates those VIEs in which it absorbs the majority of the variability in expected losses and/or the variability in expected returns of the entity as required by Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”). Merrill Lynch relies on a qualitative and/or quantitative analysis, including an analysis of the design of the entity, to determine if it is the primary beneficiary of the VIE and therefore must consolidate the VIE. Merrill Lynch reassesses whether it is the primary beneficiary of a VIE upon the occurrence of a reconsideration event.

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

Securitization Activities

In the normal course of business, Merrill Lynch securitizes commercial and residential mortgage loans; municipal, government, and corporate bonds; and other types of financial assets. Merrill Lynch may retain interests in the securitized financial assets through holding tranches of the securitization. In accordance with SFAS No. 140, Merrill Lynch recognizes transfers of financial assets where it relinquishes control as sales to the extent of cash and any proceeds received. Control is considered to be relinquished when all of the following conditions have been met:

•	The transferred assets have been legally isolated from the transferor even in bankruptcy or other receivership;

•	The transferee has the right to pledge or exchange the assets it received, or if the entity is a QSPE the beneficial interest holders have the right to pledge or exchange their beneficial interests; and

•	The transferor does not maintain effective control over the transferred assets (e.g., the ability to unilaterally cause the holder to return specific transferred assets).

Revenue Recognition

Principal transactions revenues include both realized and unrealized gains and losses on trading assets and trading liabilities, investment securities classified as trading investments and fair value changes associated with structured debt. These instruments are recorded at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Gains and losses on sales are recognized on a trade date basis.

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

Income Taxes

Merrill Lynch provides for income taxes on all transactions that have been recognized in the Condensed Consolidated Financial Statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Accordingly, deferred taxes are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period during which such changes are enacted. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more-likely-than-

not to be realized. Pursuant to SFAS No. 109, Merrill Lynch may assess various sources of evidence in the conclusion as to the necessity of valuation allowances to reduce deferred tax assets to amounts more-likely-than-not to be realized, including the following: 1) past and projected earnings, including losses, of Merrill Lynch and Bank of America, as certain tax attributes such as U.S. net operating losses (“NOLs”), U.S. capital loss carryforwards and foreign tax credit carryforwards can be utilized by Bank of America in certain income tax returns, 2) tax carryforward periods, and 3) tax planning strategies and other factors of the legal entities, such as the intercompany tax-allocation policy. Included within Merrill Lynch’s net deferred tax assets are carryforward amounts generated in the U.S. and United Kingdom (“U.K.”) that are deductible in the future as NOLs. Merrill Lynch has concluded that these deferred tax assets are more-likely-than-not to be fully utilized prior to expiration, based on the projected level of future taxable income of Merrill Lynch and Bank of America, which is relevant due to the intercompany tax-allocation policy. For this purpose, future taxable income was projected based on forecasts and historical earnings after adjusting for the past market disruptions and the anticipated impact of the differences between pre-tax earnings and taxable income.

Merrill Lynch recognizes and measures its unrecognized tax benefits in accordance with FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). Merrill Lynch estimates the likelihood, based on their technical merits, that tax positions will be sustained upon examination considering the facts and circumstances and information available at the end of each period. Merrill Lynch adjusts the level of unrecognized tax benefits when there is more information available, or when an event occurs requiring a change. In accordance with Bank of America’s policy, any new or subsequent change in an unrecognized tax benefit related to a Bank of America state consolidated, combined or unitary return in which Merrill Lynch is a member will not be reflected in Merrill Lynch’s balance sheet. However, upon Bank of America’s resolution of the item, any material impact determined to be attributable to Merrill Lynch will be reflected in Merrill Lynch’s balance sheet. Merrill Lynch accrues income-tax-related interest and penalties, if applicable, within income tax expense.

Beginning with the 2009 tax year, Merrill Lynch’s results of operations are included in the U.S. federal income tax return and certain state income tax returns of Bank of America. The method of allocating income tax expense is determined under the intercompany tax allocation policy of Bank of America. This policy specifies that income tax expense will be computed for all Bank of America subsidiaries generally on a separate company method, taking into account the tax position of the consolidated group and the pro forma Merrill Lynch group. Under this policy, tax benefits associated with net operating losses (or other tax attributes) of Merrill Lynch are payable to Merrill Lynch upon the earlier of the utilization in the filing of Bank of America’s returns or the utilization in Merrill Lynch’s pro forma returns. See Note 16 for further discussion of income taxes.

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

Where the fair value option has been elected, changes in the fair value of resale and repurchase agreements are reflected in principal transactions revenues and the contractual interest coupon is recorded as interest revenue or interest expense, respectively. For further information refer to Note 4.

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

Merrill Lynch may use securities received as collateral for resale agreements to satisfy regulatory requirements such as Rule 15c3-3 of the Securities Exchange Act of 1934.

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

Trading Assets and Liabilities

Merrill Lynch’s trading activities consist primarily of securities brokerage and trading; derivatives dealing and brokerage; commodities trading and futures brokerage; and securities financing transactions. Trading assets and trading liabilities consist of cash instruments (e.g., securities and loans) and derivative instruments. Trading assets and trading liabilities also include commodities inventory. See Note 6 for additional information on derivative instruments.

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

Investment Securities

Investment securities consist of marketable investment securities and non-qualifying investments. Refer to Note 8.

Marketable Investments

ML & Co. and certain of its non-broker-dealer subsidiaries, including Merrill Lynch banks, follow the guidance in SFAS No. 115 when accounting for investments in debt and publicly traded equity securities. Merrill Lynch classifies those debt securities that it does not intend to sell as held-to-maturity securities. Held-to-maturity securities are carried at cost unless a decline in value is deemed other-than-temporary, in which case the carrying value is reduced. For Merrill Lynch, the trading classification under SFAS No. 115 generally includes those securities that are bought and held principally for the purpose of selling them in the near term, securities that are economically hedged, or securities that may contain a bifurcatable embedded derivative as defined in SFAS No. 133. Securities classified as trading are marked to fair value through earnings. All other qualifying securities are classified as available-for-sale and held at fair value with unrealized gains and losses reported in accumulated other comprehensive (loss)/income (“OCI”).

Realized gains and losses on investment securities are included in current period earnings. For purposes of computing realized gains and losses, the cost basis of each investment sold is based on the specific identification method.

Merrill Lynch regularly (at least quarterly) evaluates each held-to-maturity and available-for-sale security whose value has declined below amortized cost to assess whether the decline in fair value is other-than-temporary. A decline in a debt security’s fair value is considered to be other-than-temporary if it is probable that all amounts contractually due will not be collected or Merrill Lynch either plans to sell the security or it is more likely than not that it will be required to sell the security before recovery of its amortized cost. Beginning in 2009, for unrealized losses on debt securities that are deemed other-than-temporary, the credit component of an other-than-temporary impairment is recognized in earnings and the noncredit component is recognized in OCI when Merrill Lynch does not intend to sell the security and it is more likely than not that Merrill Lynch will not be required to sell the security prior to recovery. Prior to January 1, 2009, unrealized losses (both the credit and non-credit components) on available-for-sale debt securities that were deemed other-than-temporary were included in current period earnings.

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

For investments accounted for using the equity method, income is recognized based on Merrill Lynch’s share of the earnings or losses of the investee. Dividend distributions are generally recorded as reductions in the investment balance. Impairment testing is based on the guidance provided in APB 18 and the investment is reduced when an impairment is deemed other-than-temporary.

For investments accounted for at cost, income is recognized as dividends are received. Impairment testing is based on the guidance provided in FASB Staff Positions Nos. SFAS 115-2 and SFAS 124-2, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and the cost basis is reduced when an impairment is deemed other-than-temporary.

Loans, Notes, and Mortgages, Net

Merrill Lynch’s lending and related activities include loan originations, syndications and securitizations. Loan originations include corporate and institutional loans, residential and commercial mortgages, asset-based loans, and other loans to individuals and businesses. Merrill Lynch also engages in secondary market loan trading (see the Trading Assets and Liabilities section within this Note) and margin lending. Loans included in loans, notes, and mortgages are classified for accounting purposes as loans held for investment and loans held for sale. Upon completion of the acquisition of Merrill Lynch by Bank of America, certain loans carried by Merrill Lynch were subject to the requirements of AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). See Note 10.

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

New Accounting Pronouncements

In July 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”). SFAS No. 168 approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental GAAP. The Codification is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The adoption of SFAS No. 168 will not impact Merrill Lynch’s financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS No. 166”), and SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). The amendments will be effective January 1, 2010. SFAS No. 166 revises SFAS No. 140, which establishes sale accounting criteria for transfers of financial assets. Among other things, SFAS No. 166 amends SFAS No. 140 to eliminate the concept of a QSPE. As a result, existing QSPEs will be subject to consolidation in accordance with the guidance provided in SFAS No. 167.

SFAS No. 167 amends FIN 46(R) by significantly changing the criteria by which an enterprise determines whether it must consolidate a VIE. A VIE is an entity, typically an SPE, which has insufficient equity at risk or which is not controlled through voting rights held by equity investors. FIN 46(R) currently requires that a VIE be consolidated by the enterprise that will absorb a majority of the expected losses or expected residual returns created by the assets of the VIE. SFAS No. 167 amends FIN 46(R) to require that a VIE be consolidated by the enterprise that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. SFAS No. 167 also requires that an enterprise continually reassess, based on current facts and circumstances, whether it should consolidate the VIEs with which it is involved. See Note 9 for Merrill Lynch’s involvement with VIEs.

The adoption in January 2010 of SFAS Nos. 166 and 167 will result in the consolidation of certain QSPEs and VIEs that are not currently recorded on Merrill Lynch’s Condensed Consolidated Balance Sheets (e.g. certain mortgage and municipal bond securitizations). These consolidations will result in an increase in trading assets and on-balance sheet funding. Merrill Lynch is currently evaluating those entities within the scope of SFAS Nos. 166 and 167 to determine the ultimate impact of adoption.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS No. 165”). SFAS No. 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of SFAS No. 165, effective June 30, 2009, did not impact Merrill Lynch’s financial condition or results of operations. Merrill Lynch evaluated subsequent events through the date of filing.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance for determining whether a market is inactive and a transaction is distressed in order to apply the existing fair value measurement guidance in SFAS No. 157. Merrill Lynch elected to early adopt FSP FAS 157-4 effective January 1, 2009. The adoption did not have a material impact on the Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP FAS 115-2 and FAS 124-2”). This FSP requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the noncredit component in OCI when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery. FSP FAS 115-2 and FAS 124-2 also require expanded disclosures. Merrill Lynch elected to early adopt FSP FAS 115-2 and FAS 124-2 effective January 1, 2009 and the adoption did not have a material impact on the Condensed Consolidated Financial Statements, as any OCI that Merrill Lynch previously recorded was eliminated upon Bank of America’s acquisition of Merrill Lynch. FSP FAS 115-2 and FAS 124-2 do not change the recognition of other-than-temporary impairment for equity securities.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 requires expanded disclosures for all financial instruments as defined by SFAS No. 107, Disclosures about Fair Value of Financial Instruments such as loans that are not measured at fair value through earnings. Merrill Lynch adopted the provisions of FSP FAS 107-1 during the second quarter of 2009. Since FSP FAS 107-1 only requires certain additional disclosures, it did not affect Merrill Lynch’s consolidated financial position, results of operations or cash flows. Refer to Note 5 for further information.

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

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133. It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133. SFAS No. 161 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS No. 133 and generally increases the level of disaggregation required in an entity’s financial statements. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. Merrill Lynch adopted SFAS No. 161 on January 1, 2009, effective prospectively. Since SFAS No. 161 only requires certain additional disclosures, it did not have an effect on Merrill Lynch’s consolidated financial position, results of operations or cash flows. See Note 6 for further information regarding these disclosures.

In February 2008, the FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP FAS 140-3”). Under the guidance in FSP FAS 140-3, there is a presumption that the initial transfer of a financial asset and subsequent repurchase financing involving the same asset are considered part of the same arrangement (i.e. a linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing will be evaluated as two separate transactions under SFAS No. 140. FSP FAS 140-3 was effective for new transactions entered into in fiscal years beginning after November 15, 2008. Early adoption was prohibited. The adoption of FSP FAS 140-3 did not have a material impact on the Condensed Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires noncontrolling interests in subsidiaries (formerly known as “minority interests”) initially to be measured at fair value and classified as a separate component of equity. Under SFAS No. 160, gains or losses on sales of noncontrolling interests in subsidiaries are not recognized, instead sales of noncontrolling interests are accounted for as equity transactions. However, in a sale of a subsidiary’s shares that results in the deconsolidation of the subsidiary, a gain or loss is recognized for the difference between the proceeds of that sale and the carrying amount of the interest sold and a new fair value basis is established for any remaining ownership interest. SFAS No. 160 was effective for Merrill Lynch beginning in 2009; earlier application was prohibited. SFAS No. 160 was required to be adopted prospectively, with the exception of certain presentation and disclosure requirements (e.g., reclassifying noncontrolling interests to appear in equity), which are required to be adopted retrospectively. The adoption of SFAS No. 160 did not have a material impact on the Condensed Consolidated Financial Statements.

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

Note 2.  Acquisition and Subsequent Transactions with Bank of America Corporation

As a result of the acquisition of Merrill Lynch by Bank of America, Merrill Lynch recorded the following preliminary purchase accounting adjustments. The allocation of the purchase price will be finalized upon completion of Bank of America’s analysis of the fair values of Merrill Lynch’s assets and liabilities in accordance with SFAS No. 141(R).

(dollars in billions, except per share amounts)

Purchase Price
Merrill Lynch common shares exchanged (in millions)	1,600
Exchange ratio	0.8595

Bank of America’s common stock issued	1,375
Purchase price per share of Bank of America’s common stock(1)	$14.08

Total value of Bank of America’s common stock and cash exchanged for fractional shares	$19.4
Merrill Lynch preferred stock(2)	8.6
Fair value of outstanding employee stock awards	1.1

Total purchase price	$29.1

Preliminary allocation of the purchase price
Merrill Lynch stockholders’ equity	$19.9
Merrill Lynch goodwill and intangible assets	(2.6)
Pre-tax adjustments to reflect acquired assets and liabilities at fair value:
Securities and derivatives	(1.2)
Loans	(6.1)
Intangible assets(3)	5.7
Other assets	(1.5)
Long-term borrowings	15.4

Pre-tax total adjustments	12.3
Deferred income taxes	(5.5)

After-tax total adjustments	6.8

Fair value of net assets acquired	$24.1

Preliminary goodwill resulting from the acquisition by Bank of America(4)	$5.0

(1)	The value of the shares of common stock exchanged with Merrill Lynch shareholders was based upon the closing price of Bank of America’s common stock at December 31, 2008, the last trading day prior to the date of acquisition.
(2)	Represents Merrill Lynch’s preferred stock exchanged for Bank of America preferred stock having substantially identical terms and also includes $1.5 billion of convertible preferred stock.
(3)	Consists of trade name of $1.2 billion and customer relationship and core deposit intangibles of $4.5 billion. The amortization life is 10 years for the customer relationship and core deposit intangibles, which will be primarily amortized on a straight-line basis.
(4)	No goodwill is expected to be deductible for federal income tax purposes.

Subsequent to the Bank of America acquisition, certain assets and liabilities were transferred at fair value between Merrill Lynch and Bank of America. These transfers were made in connection with efforts to manage risk in a more effective and efficient manner at the consolidated Bank of America level. The assets and liabilities transferred related to sales and trading activities and included positions associated with the rates and currency, equity and mortgage products trading businesses. During the six months ended June 30, 2009, these transfers included approximately $47 billion each of assets and liabilities transferred from Merrill Lynch to Bank of America, primarily U.S. matched book repurchase positions and mortgage positions. Approximately $40 billion of assets and $18 billion of liabilities were transferred from Bank of America to Merrill Lynch, primarily equity-related positions. See Notes 20 and 21 for additional information on related party transactions.

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

The information that follows, in management’s judgment, provides a reasonable representation of each region’s contribution to the consolidated net revenues and pre-tax (loss)/earnings from continuing operations:

(dollars in millions)

	Successor Company		Predecessor Company
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009	June 27, 2008	June 27, 2008

Net revenues
Europe, Middle East, and Africa	$1,130	$3,065	$1,420	$2,405
Pacific Rim	588	1,394	729	1,546
Latin America	162	398	402	867
Canada	62	114	79	135

Total Non-U.S.	1,942	4,971	2,630	4,953
United States(1)	221	7,146	(4,746)	(4,135)

Total net revenues	$2,163	$12,117	$(2,116)	$818

Pre-tax (loss) earnings from continuing operations(2)
Europe, Middle East, and Africa	$263	$1,520	$197	$(164)
Pacific Rim	29	348	150	330
Latin America	(9)	77	201	369
Canada	26	51	30	28

Total Non-U.S.	309	1,996	578	563
United States(1)	(3,198)	360	(8,689)	(11,975)

Total pre-tax (loss) earnings from continuing operations(2)	$(2,889)	$2,356	$(8,111)	$(11,412)

(1)	U.S. results for the three and six months ended June 30, 2009 included net losses of $3.6 billion and $1.4 billion, respectively, which resulted from the narrowing of Merrill Lynch’s credit spreads on the carrying values of certain long-term borrowings. The U.S. net losses for the three and six months ended June 27, 2008 included net losses of $9.5 billion and $15.9 billion respectively, related to U.S. ABS CDOs, credit valuation adjustments related to hedges with financial guarantors, losses in the investment portfolio of Merrill Lynch’s U.S. banks and other residential mortgage exposures. Losses for the six months ended June 27, 2008 were partially offset by net gains of $2.2 billion that resulted from the widening of Merrill Lynch’s credit spreads on the carrying value of certain of long-term borrowings.
(2)	See Note 18 for further information on discontinued operations.

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

Valuation Techniques

The following outlines the valuation methodologies for the most significant Level 3 positions:

Mortgage related positions

In the most liquid markets, readily available or observable prices are used in valuing mortgage related positions. In less liquid markets, the lack of securitization activity and related pricing necessitates the use of other available information and modeling techniques to approximate the fair value for some of these positions, including whole loans, derivatives, and securities.

Residential and commercial mortgages

For certain residential and commercial mortgages, Merrill Lynch employs a fundamental cash flow valuation approach. This cash flow analysis includes cumulative loss and prepayment assumptions derived from multiple inputs including mortgage remittance reports, property prices and other market data. In addition, independent third party bids received on loans are also considered for valuation purposes.

U.S. ABS CDOs

The valuation for certain of Merrill Lynch’s U.S. super senior asset-backed collateralized debt obligations (“ABS CDO”) positions is based on cash flow analysis including cumulative loss assumptions. These assumptions are derived from multiple inputs including mortgage remittance reports, housing prices and other market data. Relevant ABX indices are also analyzed as part of the overall valuation process.

Corporate debt, loans and auction rate securities

Certain corporate debt and loans, particularly those related to emerging market, leveraged and distressed companies, and auction rate securities have limited price transparency. For corporate debt and loans, where credit spread pricing is unavailable for a particular company, recent trades as well as proxy credit spreads and trends may be considered in the valuation. For leveraged loans, Merrill Lynch may also refer to certain credit indices. For auction rate securities, the pricing methodology relies upon a number of assumptions including weighted average life, coupon, discount margin and liquidity discounts. In addition, recent trades and issuer tenders may be considered in the valuation.

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

Derivatives and structured notes with significant unobservable correlation

Merrill Lynch enters into a number of derivative contracts and issues structured notes where the performance is wholly or partly dependent on the relative performance of two or more assets. In these transactions, referred to as correlation trades, correlation between the assets can be a significant factor in the valuation. Examples of this type of transaction include: equity or foreign exchange baskets, constant maturity swap spreads (i.e., options where the performance is determined based upon the fluctuations between two benchmark interest rates), and commodity spread trades. Many correlations are available through external pricing services. Where external pricing information is not available, management uses estimates based on historical data, calibrated to more liquid market information. Unobservable credit correlation, such as that influencing the valuation of complex structured CDOs, is calibrated using a proxy approach (e.g., using implied correlation from traded credit index tranches as a proxy for calibrating correlation for a basket of single-name corporate investment grade credits that are infrequently traded).

Derivatives and structured notes with significant unobservable volatility

Merrill Lynch enters into a number of derivative contracts and issues structured notes whose values are dependent on volatilities for which market observable values are not available. These volatilities correspond to options with long-dated expiration dates, strikes significantly in or out of the money, and/or in the case of interest rate underlyings, a large tenor (i.e., an underlying interest rate reference that itself is long-dated). Merrill Lynch uses model-based extrapolation, proxy techniques, or historical analysis to derive the unobservable volatility. These methods are selected based on available market information and are used across all asset classes. Volatility estimation can have a significant impact on valuations.

Recurring Fair Value

The following tables present Merrill Lynch’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 26, 2008, respectively.

	Fair Value Measurements on a Recurring Basis
	Successor Company as of June 30, 2009
				Netting
(dollars in millions)	Level 1	Level 2	Level 3	Adj(1)	Total

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations:
Mortgages, mortgage-backed and asset-backed	$-	$6,985	$-	$-	$6,985
Corporate debt	-	201	-	-	201
Non-U.S. governments and agencies	704	626	-	-	1,330
U.S. government and agencies	328	1,698	-	-	2,026

Total securities segregated for regulatory purposes or deposited with clearing organizations	1,032	9,510	-	-	10,542

Receivables under resale agreements	-	57,039	-	-	57,039
Receivables under securities borrowed transactions	-	2,866	-	-	2,866
Trading assets, excluding derivative contracts:
Equities	13,085	6,527	330	-	19,942
Convertible debentures	-	3,736	-	-	3,736
Mortgages, mortgage-backed and asset-backed	-	1,115	7,176	-	8,291
Corporate debt	-	11,565	4,004	-	15,569
Preferred stock(2)	126	-	6,591	-	6,717
Non-U.S. governments and agencies	13,323	1,862	691	-	15,876
U.S. government and agencies	3,296	425	-	-	3,721
Municipals and money markets	441	4,088	931	-	5,460
Commodities and related contracts	-	584	-	-	584

Total trading assets, excluding derivative contracts	30,271	29,902	19,723	-	79,896

Derivative contracts	2,553	802,342	27,056	(768,224)	63,727
Investment securities trading:
Equities	20	11	-	-	31
Mortgages, mortgage-backed and asset-backed	-	4	38	-	42
Corporate debt	-	152	-	-	152
Non-U.S. governments and agencies	-	234	174	-	408
Municipals and money markets	226	384	-	-	610

Total investment securities trading	246	785	212	-	1,243

Investment securities available-for-sale:
Mortgage-backed securities — agency collateralized mortgage obligations	-	10,598	-	-	10,598
Mortgage-backed securities — non-agency MBSs	-	5,040	3,227	-	8,267
Corporate/agency bonds	-	99	-	-	99
Other taxable securities	-	60	-	-	60

Total investment securities available-for-sale	-	15,797	3,227	-	19,024

Investment securities non-qualifying	461	4,504	2,832	-	7,797

Total investment securities	707	21,086	6,271	-	28,064

Securities received as collateral	11,055	303	-	-	11,358
Loans, notes and mortgages	-	754	6,085	-	6,839

	Fair Value Measurements on a Recurring Basis
	Successor Company as of June 30, 2009
				Netting
(dollars in millions)	Level 1	Level 2	Level 3	Adj(1)	Total

Liabilities:
Payables under repurchase agreements	$-	$45,276	$-	$-	$45,276
Short-term borrowings	-	1,387	-	-	1,387
Trading liabilities, excluding derivative contracts:
Equities	11,283	939	-	-	12,222
Convertible debentures	-	43	-	-	43
Corporate debt	-	1,078	-	-	1,078
Non-U.S. governments and agencies	10,436	623	352	-	11,411
U.S. government and agencies	880	43	-	-	923
Municipals, money markets and other	375	524	-	-	899

Total trading liabilities, excluding derivative contracts	22,974	3,250	352	-	26,576

Derivative contracts	1,042	804,047	20,808	(786,139)	39,758
Obligation to return securities received as collateral	11,055	303	-	-	11,358
Other payables — interest and other	-	31	628	-	659
Long-term borrowings	-	35,273	5,289	-	40,562

(1)	Represents counterparty and cash collateral netting.

(2)	Primarily represents auction rate securities.

Level 3 derivative contracts (assets) primarily relate to derivative positions on U.S. ABS CDOs and other mortgages of $13.6 billion, $7.2 billion of other credit derivatives that incorporate unobservable correlation, and $6.2 billion of equity, currency, interest rate and commodity derivatives that are long-dated and/or have an unobservable model valuation input(s).

Level 3 non-qualifying investment securities primarily relate to private equity and principal investment positions.

Level 3 loans, notes and mortgages primarily relate to mortgage, corporate and leveraged loans.

Level 3 derivative contracts (liabilities) primarily relate to derivative positions on U.S. ABS CDOs and other mortgages of $6.5 billion, $9.3 billion of other credit derivatives that incorporate unobservable correlation, and $5.0 billion of equity, currency, interest rate and commodity derivatives that are long-dated and/or have unobservable correlation.

Level 3 long-term borrowings primarily relate to equity-linked structured notes of $4.3 billion that are long-dated and/or have unobservable correlation.

(dollars in millions)
	Fair Value Measurements on a Recurring Basis
	Predecessor Company as of December 26, 2008
				Netting
	Level 1	Level 2	Level 3	Adj(1)	Total

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations	$1,421	$10,156	$-	$-	$11,577
Receivables under resale agreements	-	62,146	-	-	62,146
Receivables under securities borrowed transactions	-	853	-	-	853
Trading assets, excluding derivative contracts	30,106	33,902	22,120	-	86,128
Derivative contracts	8,538	1,239,225	37,325	(1,195,611)	89,477
Investment securities	2,280	29,254	3,279	-	34,813
Securities received as collateral	9,430	2,228	-	-	11,658
Loans, notes and mortgages	-	690	359	-	1,049
Other assets(2)	-	8,046	-	-	8,046
Liabilities:
Payables under repurchase agreements	-	32,910	-	-	32,910
Short-term borrowings	-	3,387	-	-	3,387
Trading liabilities, excluding derivative contracts	14,098	4,010	-	-	18,108
Derivative contracts	8,438	1,254,158	35,018	(1,226,251)	71,363
Obligation to return securities received as collateral	9,430	2,228	-	-	11,658
Other payables — interest and other(2)	10	741	-	(79)	672
Long-term borrowings(3)	-	41,575	7,480	-	49,055

(1)	Represents counterparty and cash collateral netting.
(2)	Primarily represents certain derivatives used for non-trading purposes.
(3)	Includes bifurcated embedded derivatives carried at fair value.

Level 3 trading assets primarily include U.S. ABS CDOs of $9.4 billion, corporate bonds and loans of $5.0 billion and auction rate securities of $3.9 billion.

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

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Successor Company
	Three Months Ended June 30, 2009
		Realized and Unrealized Gains or (Losses)			Total Realized and		Purchases,
		included in Income			Unrealized Gains	Unrealized	Issuances
	Beginning	Principal	Other		or (Losses)	Gains to	and	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	OCI	Settlements	in (out)	Balance

Assets:
Trading assets, excluding derivative contracts:
Equities	$379	$(4)	$-	$-	$(4)	$-	$(12)	$(33)	$330
Mortgages, mortgage-backed and asset-backed	7,399	(82)	-	-	(82)	-	2,957	(3,098)	7,176
Corporate debt	5,499	245	-	-	245	-	(1,093)	(647)	4,004
Preferred stock	6,759	(81)	-	-	(81)	-	(87)	-	6,591
Non-U.S. governments and agencies	601	79	-	-	79	-	11	-	691
Municipals and money markets	1,046	(64)	-	-	(64)	-	(51)	-	931

Total trading assets, excluding derivative contracts	21,683	93	-	-	93	-	1,725	(3,778)	19,723

Derivative contracts, net	3,868	(820)	-	-	(820)	-	(361)	3,561	6,248
Investment securities trading:
Mortgages, mortgage-backed and asset-backed	38	1	-	-	1	-	(2)	1	38
Corporate debt	146	-	-	-	-	-	-	(146)	-
Non-U.S. governments and agencies	-	-	-	-	-	-	-	174	174

Total investment securities trading	184	1	-	-	1	-	(2)	29	212

Investment securities available-for-sale:
Mortgage-backed securities — non-agency MBSs	3,193	-	(274)	-	(274)	662	(418)	64	3,227

Total investment securities available-for-sale	3,193	-	(274)	-	(274)	662	(418)	64	3,227

Investment securities non-qualifying	2,494	-	327	-	327	-	-	11	2,832

Total investment securities	5,871	1	53	-	54	662	(420)	104	6,271

Loans, notes and mortgages	6,144	-	975	-	975	-	(860)	(174)	6,085
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	326	(26)	-	-	(26)	-	-	-	352

Total trading liabilities, excluding derivative contracts	326	(26)	-	-	(26)	-	-	-	352

Other payables — interest and other	999	-	278	-	278	-	(54)	(39)	628
Long-term borrowings	8,049	(1,065)	(47)	-	(1,112)	-	(370)	(3,502)	5,289

Net losses in principal transactions related to long-term borrowings were primarily due to the narrowing of Merrill Lynch’s credit spreads on certain equity linked notes.

Increases in purchases, issuances and settlements related to mortgages, mortgage-backed and asset-backed securities are primarily the result of purchases by a special purpose entity (“SPE”) which is consolidated by Merrill Lynch. Decreases in purchases, issuances and settlements related to corporate debt are primarily due to sales of positions during the second quarter of 2009.

Net transfers out for mortgages, mortgage-backed and asset-backed securities primarily relates to increased price verification (e.g. external vendor quotes and trading activity) for certain U.S. ABS CDO underlying collateral types. Net transfers in for net derivative contracts primarily relates to decreased price verification for certain underlying U.S. ABS CDOs and other mortgage positions. Net transfers out for long-term borrowings were primarily due to decreases in the significance of unobservable pricing inputs for certain equity linked notes.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Successor Company
	Six Months Ended June 30, 2009
		Realized and Unrealized Gains or (Losses)			Total Realized and		Purchases,
		included in Income			Unrealized Gains	Unrealized	Issuances
	Beginning	Principal	Other		or (Losses)	Gains to	and	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	OCI	Settlements	in (out)	Balance

Assets:
Trading assets, excluding derivative contracts:
Equities	$231	$(22)	$-	$-	$(22)	$-	$172	$(51)	$330
Mortgages, mortgage-backed and asset-backed	7,568	(332)	-	-	(332)	-	2,368	(2,428)	7,176
Corporate debt	10,149	(230)	-	-	(230)	-	(1,487)	(4,428)	4,004
Preferred stock	3,344	(190)	-	-	(190)	-	3,332	105	6,591
Non-U.S. governments and agencies	30	64	-	-	64	-	10	587	691
Municipals and money markets	798	-	-	-	-	-	146	(13)	931

Total trading assets, excluding derivative contracts	22,120	(710)	-	-	(710)	-	4,541	(6,228)	19,723

Derivative contracts, net	2,307	93	-	-	93	-	80	3,768	6,248
Investment securities trading:
Mortgages, mortgage-backed and asset-backed	22	(10)	-	-	(10)	-	(4)	30	38
Corporate debt	146	(9)	-	-	(9)	-	-	(137)	-
Non-U.S. governments and agencies	-	-	-	-	-	-	-	174	174

Total investment securities trading	168	(19)	-	-	(19)	-	(4)	67	212

Investment securities available-for-sale:
Mortgage-backed securities — non-agency MBSs	350	-	(274)	178	(96)	1,311	(510)	2,172	3,227

Total investment securities available-for-sale	350	-	(274)	178	(96)	1,311	(510)	2,172	3,227

Investment securities non-qualifying	2,761	-	148	-	148	-	(23)	(54)	2,832

Total investment securities	3,279	(19)	(126)	178	33	1,311	(537)	2,185	6,271

Loans, notes and mortgages	359	-	509	-	509	-	(594)	5,811	6,085
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	-	(4)	-	-	(4)	-	-	348	352

Total trading liabilities, excluding derivative contracts	-	(4)	-	-	(4)	-	-	348	352

Other payables — interest and other	-	-	670	-	670	-	-	1,298	628
Long-term borrowings	7,480	(1,564)	(40)	-	(1,604)	-	33	(3,828)	5,289

Net losses in principal transactions related to long-term borrowings were primarily due to the narrowing of Merrill Lynch’s credit spreads on certain equity linked notes.

Increases in purchases, issuances and settlements related to mortgages, mortgage-backed and asset-backed securities are primarily the result of purchases by an SPE which is consolidated by Merrill Lynch. Decreases in purchases, issuances and settlements related to corporate debt are primarily due to sales of positions during the second quarter of 2009. Increases in purchases, issuances and settlements of preferred stock were primarily attributable to the purchase of auction rate securities in the first quarter of 2009.

Net transfers out for mortgages, mortgage-backed and asset-backed securities primarily relates to increased price verification (e.g. external vendor quotes and trading activity) for certain U.S. ABS CDO underlying collateral types. Net transfers out for corporate debt primarily relates to the reclassification in the first quarter of 2009 of certain loans from trading assets to loans, notes and mortgages held for investment, which are not measured at fair value. Net transfers in for net derivative contracts primarily relates to decreased price verification for certain underlying U.S. ABS CDOs and other mortgage positions. Net transfers in for available-for-sale mortgage-backed securities — non agency MBSs is the result of changes in price transparency. Net transfers in for loans, notes and mortgages relates to the fair value option election by Merrill Lynch for certain mortgage, corporate and leveraged loans as a result of its acquisition by Bank of America. Net transfers in for other payables — interest and other relates to the fair value option election by Merrill Lynch for certain loan commitments as a result of its acquisition by Bank of America. Net transfers out for long-term borrowings were primarily due to decreases in the significance of unobservable pricing inputs for certain equity linked notes.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Predecessor Company
	Three Months Ended June 27, 2008
		Realized and Unrealized Gains			Total Realized and	Purchases,
		or (Losses) included in Income			Unrealized Gains	Issuances
	Beginning	Principal	Other		or (Losses)	and	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	Settlements	in (out)	Balance

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations	$80	$-	$-	$-	$-	$(80)	$-	$-
Trading assets	18,225	(2,624)	-	37	(2,587)	2,134	2,418	20,190
Derivative contracts, net	(3,003)	(1,122)	-	-	(1,122)	4,125	(1,292)	(1,292)
Investment securities	4,932	(343)	70	-	(273)	(53)	(17)	4,589
Loans, notes and mortgages	205	-	(3)	(3)	(6)	(12)	(15)	172
Liabilities:
Short-term borrowings	-	-	-	-	-	34	-	34
Long-term borrowings	8,118	(1,169)	14	-	(1,155)	400	3,076	12,749

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Predecessor Company
	Six Months Ended June 27, 2008
		Realized and Unrealized Gains			Total Realized and	Purchases,
		or (Losses) included in Income			Unrealized Gains	Issuances
	Beginning	Principal	Other		or (Losses)	and	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	Settlements	in (out)	Balance

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations	$84	$-	$-	$1	$1	$(79)	$(6)	$-
Trading assets	9,773	(3,047)	-	81	(2,966)	10,399	2,984	20,190
Derivative contracts, net	(9,069)	(1,057)	-	5	(1,052)	12,119	(3,290)	(1,292)
Investment securities	5,491	(748)	13	-	(735)	98	(265)	4,589
Loans, notes and mortgages	63	-	(1)	(3)	(4)	119	(6)	172
Liabilities:
Short-term borrowings	-	-	-	-	-	34	-	34
Long-term borrowings	4,765	(1,617)	14	-	(1,603)	1,465	4,916	12,749

The following tables provide the portion of gains or losses included in income for the three and six months ended June 30, 2009 and June 27, 2008 attributable to unrealized gains or losses relating to those Level 3 assets and liabilities held at June 30, 2009 and June 27, 2008, respectively.

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3 Assets and Liabilities Still Held
	Successor Company
	Three Months Ended June 30, 2009				Six Months Ended June 30, 2009
	Principal	Other			Principal	Other
	Transactions	Revenue	Interest	Total	Transactions	Revenue	Interest	Total

Assets:
Trading assets, excluding derivative contracts:
Equities	$(4)	$-	$-	$(4)	$(22)	$-	$-	$(22)
Mortgages, mortgage-backed and asset-backed	(70)	-	-	(70)	(337)	-	-	(337)
Corporate debt	231	-	-	231	(247)	-	-	(247)
Preferred stock	(81)	-	-	(81)	(190)	-	-	(190)
Non-U.S. governments and agencies	79	-	-	79	64	-	-	64
Municipals and money markets	(63)	-	-	(63)	1	-	-	1

Total trading assets, excluding derivative contracts	92	-	-	92	(731)	-	-	(731)

Derivative contracts, net	(907)	-	-	(907)	84	-	-	84
Investment securities trading:
Mortgages, mortgage-backed and asset-backed	-	-	-	-	(11)	-	-	(11)
Corporate debt	-	-	-	-	(9)	-	-	(9)

Total investment securities trading	-	-	-	-	(20)	-	-	(20)

Investment securities available-for- sale:
Mortgage-backed securities — non-agency MBSs	-	(293)	-	(293)	-	(293)	178	(115)

Total investment securities available-for-sale	-	(293)	-	(293)	-	(293)	178	(115)

Investment securities non-qualifying	-	327	-	327	-	148	-	148

Total investment securities	-	34	-	34	(20)	(145)	178	13

Loans, notes and mortgages	-	975	-	975	-	509	-	509
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	(26)	-	-	(26)	(4)	-	-	(4)

Total trading liabilities, excluding derivative contracts	(26)	-	-	(26)	(4)	-	-	(4)

Other payables — interest and other	-	278	-	278	-	670	-	670
Long-term borrowings	(1,249)	(47)	-	(1,296)	(1,782)	(40)	-	(1,822)

Net losses in principal transactions related to long-term borrowings were primarily due to the narrowing of Merrill Lynch’s credit spreads on certain equity linked notes.

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3 Assets and Liabilities Still Held
	Predecessor Company
	Three Months Ended June 27, 2008				Six Months Ended June 27, 2008
	Principal	Other			Principal	Other
	Transactions	Revenue	Interest	Total	Transactions	Revenue	Interest	Total

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations	$-	$-	$-	$-	$-	$-	$1	$1
Trading assets	(2,623)	-	59	(2,564)	(3,047)	-	103	(2,944)
Derivative contracts, net	(1,209)	-	-	(1,209)	(1,115)	-	5	(1,110)
Investment securities	(318)	66	-	(252)	(723)	9	-	(714)
Loans, notes, and mortgages	-	-	(3)	(3)	-	6	(3)	3
Liabilities:
Long-term borrowings	(1,126)	14	-	(1,112)	(1,575)	14	-	(1,561)

Non-recurring Fair Value

Certain assets and liabilities are measured at fair value on a non-recurring basis and are not included in the tables above. These assets and liabilities primarily include loans and loan commitments held for sale and reported at lower of cost or fair value and loans held for investment that were initially measured at cost and have been written down to fair value as a result of an impairment. The following table shows the fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2009 and December 26, 2008, respectively.

(dollars in millions)
	Non-Recurring Basis				Gains/(Losses)	Gains/(Losses)
	Successor Company				Three Months	Six Months
	as of June 30, 2009				Ended	Ended
	Level 1	Level 2	Level 3	Total	June 30, 2009	June 30, 2009

Assets:
Loans, notes and mortgages	$-	$1,107	$3,349	$4,456	$124	$(83)
Other assets	-	12	113	125	(60)	(60)
Liabilities:
Other payables — interest and other	-	-	56	56	6	21

(dollars in millions)
	Non-Recurring Basis
	Predecessor Company
	as of December 26, 2008
	Level 1	Level 2	Level 3	Total

Assets:
Loans, notes, and mortgages	$-	$4,386	$6,727	$11,113
Liabilities:
Other payables — interest and other	-	1,258	67	1,325

Loans, notes, and mortgages includes held for sale loans that are carried at the lower of cost or fair value and for which the fair value was below the cost basis at June 30, 2009 and December 26, 2008. It also includes certain impaired held for investment loans where an allowance for loan losses has been calculated based upon the fair value of the loans or collateral. Level 3 assets as of June 30, 2009 primarily relate to residential and commercial real estate loans that are classified as held for sale where there continues to be significant illiquidity in the loan trading and securitization markets. Level 3 assets as of December 26, 2008 primarily related to U.K. and other European residential and commercial real estate loans that are classified as held for sale of $4.6 billion.

Other payables — interest and other include amounts recorded for loan commitments at lower of cost or fair value where the funded loan will be held for sale.

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

The following tables provide information about where in the Condensed Consolidated Statements of Earnings/(Loss) changes in fair values of assets and liabilities, for which the fair value option has been elected, are included for the three and six months ended June 30, 2009 and June 27, 2008, respectively.

(dollars in millions)
	Successor Company
	Changes in Fair Value for Items Measured
	at Fair Value Pursuant to Fair Value Option
	For the Three Months			For the Six Months
	Ended June 30, 2009			Ended June 30, 2009
	Gains/	Gains/	Total	Gains/	Gains/	Total
	(losses)	(losses)	Changes	(losses)	(losses)	Changes
	Principal	Other	in Fair	Principal	Other	in Fair
	Transactions	Revenues	Value	Transactions	Revenues	Value

Assets:
Receivables under resale agreements	$(153)	$-	$(153)	(321)	-	$(321)
Investment securities	374	(32)	342	379	(135)	244
Loans, notes and mortgages	-	1,050	1,050	-	638	638
Liabilities:
Payables under repurchase agreements	92	-	92	184	-	184
Short-term borrowings	(230)	-	(230)	(246)	6	(240)
Other payables — interest and other	-	289	289	-	681	681
Long-term borrowings(1)	(5,431)	(47)	(5,478)	(3,327)	(40)	(3,367)

(1)	Other revenues primarily represent fair value changes on non-recourse long-term borrowings issued by consolidated SPEs.

(dollars in millions)
	Predecessor Company
	Changes in Fair Value for Items Measured
	at Fair Value Pursuant to Fair Value Option
	For the Three Months			For the Six Months
	Ended June 27, 2008			Ended June 27, 2008
	Gains/	Gains/	Total	Gains/	Gains/	Total
	(losses)	(losses)	Changes	(losses)	(losses)	Changes
	Principal	Other	in Fair	Principal	Other	in Fair
	Transactions	Revenues	Value	Transactions	Revenues	Value

Assets:
Receivables under resale agreements	$(178)	$-	$(178)	(209)	-	$(209)
Investment securities	247	(1)	246	(83)	(39)	(122)
Loans, notes and mortgages	11	-	11	3	12	15
Liabilities:
Payables under repurchase agreements	63	-	63	48	-	48
Short-term borrowings	379	-	379	182	-	182
Long-term borrowings(1)	1,263	370	1,633	4,509	869	5,378

(1)	Other revenues primarily represent fair value changes on non-recourse long-term borrowings issued by consolidated SPEs.

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

Loans, notes and mortgages and loan commitments:

Merrill Lynch elected the fair value option for automobile and certain corporate loans because the loans are risk managed on a fair value basis. Upon the acquisition of Merrill Lynch by Bank of America, Merrill Lynch also elected the fair value option for certain mortgage, corporate, and leveraged loans and loan commitments. The change in the fair value of loans, notes and mortgages and loan commitments for which the fair value option was elected that was attributable to changes in borrower-specific credit risk were gains of $525 million for the three months ended June 30, 2009 and gains of $250 million for the six months ended June 30, 2009. The change in the fair value of loans, notes and mortgages for which the fair value option was elected that was attributable to changes in borrower-specific credit risk was not material for the three and six months ended June 27, 2008.

For those loans, notes and mortgages for which the fair value option has been elected, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status is not material to the Condensed Consolidated Financial Statements.

Short-term and long-term borrowings:

Merrill Lynch elected the fair value option for certain short-term and long-term borrowings that are risk managed on a fair value basis, including structured notes, and for which hedge accounting under SFAS No. 133 had been difficult to obtain. The majority of the fair value changes on long-term borrowings is from structured notes with coupon or repayment terms that are linked to the performance of debt and equity securities, indices, currencies or commodities. Except for losses for the three and six months ended June 30, 2009 and gains for the three and six months ended June 27, 2008 related to changes in Merrill Lynch’s credit spreads, the majority of (losses)/gains for the respective periods are offset by gains/(losses) on derivatives that economically hedge these borrowings and that are accounted for at fair value under SFAS No. 133. The changes in the fair value of liabilities for which the fair value option was elected that were attributable to changes in Merrill Lynch credit spreads were losses of approximately $3.6 billion and $1.4 billion for the three and six months ended June 30, 2009 and gains of $91 million and $2.2 billion for the three and six months ended June 27, 2008. Changes in Merrill Lynch specific credit risk are derived by isolating fair value changes due to changes in Merrill Lynch’s credit spreads as observed in the secondary cash market.

The fair value option was also elected for certain non-recourse long-term borrowings issued by consolidated SPEs. The fair value of these long-term borrowings is unaffected by changes in Merrill Lynch’s creditworthiness.

The following tables present the difference between fair values and the aggregate contractual principal amounts of receivables under resale agreements, loans, notes, and mortgages and long-term borrowings for which the fair value option has been elected as of June 30, 2009 and December 26, 2008, respectively.

(dollars in millions)
	Successor Company
		Principal
	Fair Value	Amount
	at	Due Upon
	June 30, 2009	Maturity	Difference

Assets:
Receivables under resale agreements	$57,039	$56,679	$360
Loans, notes and mortgages	6,772	12,149	(5,377)
Liabilities:
Long-term borrowings(1)	40,562	46,857	(6,295)

(1)	The majority of the difference relates to the impact of the widening of Merrill Lynch’s credit spreads, the change in fair value of non-recourse debt, and zero coupon notes issued at a substantial discount from the principal amount.

(dollars in millions)
	Predecessor Company
		Principal
	Fair Value	Amount
	at	Due Upon
	December 26, 2008	Maturity	Difference

Assets:
Receivables under resale agreements	$62,146	$61,466	$680
Receivables under securities borrowed transactions	853	853	-
Loans, notes and mortgages	979	1,326	(347)
Liabilities:
Long-term borrowings(1)	49,521	62,244	(12,723)

(1)	The majority of the difference relates to the impact of the widening of Merrill Lynch’s credit spreads, the change in fair value of non-recourse debt, and zero coupon notes issued at a substantial discount from the principal amount.

Concentration of risk to the mortgage markets

At June 30, 2009, Merrill Lynch had sizeable exposure to the mortgage market through securities, derivatives, loans and loan commitments. This included:

•	Net exposures of $33.2 billion in U.S. Prime residential mortgage-related positions and $3.0 billion in other residential mortgage-related positions, excluding Merrill Lynch’s investment securities portfolio;

•	Net exposure of $8.1 billion in Merrill Lynch’s investment securities portfolio; and

•	Net exposure of $7.2 billion in commercial real estate related positions, excluding First Republic, and $5.3 billion in First Republic commercial real estate related positions.

In September 2008, Merrill Lynch sold $30.6 billion gross notional amount of U.S. super senior ABS CDOs (the “Portfolio”) to an affiliate of Lone Star Funds for a sales price of $6.7 billion. In connection with this sale, Merrill Lynch provided financing to the purchaser for approximately 75% of the purchase price. The recourse on this loan is limited to the assets of the purchaser, which consist solely of the Portfolio. All cash flows and distributions from the Portfolio (including sale proceeds) will be applied in accordance with a specified priority of payments. The loan had a carrying value of $4.6 billion at June 30, 2009. Events of default under the loan are customary events of default, including failure to pay interest when due and failure to pay principal at maturity.

Valuation of these exposures will continue to be impacted by external market factors including default rates, rating agency actions, and the prices at which observable market transactions occur. Merrill Lynch’s ability to mitigate its risk by selling or hedging its exposures is also limited by the market environment.

Concentration of risk to financial guarantors

To economically hedge certain ABS CDO and U.S. sub-prime mortgage positions, Merrill Lynch entered into credit derivatives with various counterparties, including monolines and other financial guarantors. At June 30, 2009, the carrying value of our hedges with financial guarantors related to U.S. super senior ABS CDOs was $1.1 billion.

In addition to hedges with financial guarantors on U.S. super senior ABS CDOs, we also have hedges on certain long exposures related to corporate Collateralized Debt Obligations (“CDOs”), Collateralized Loan Obligations (“CLOs”), Residential Mortgage-Backed Securities (“RMBS”) and Commercial Mortgage-Backed Securities (“CMBS”). At June 30, 2009, the carrying value of our hedges with financial guarantors related to these types of exposures was $5.3 billion.

Note 5.  Fair Value of Financial Instruments (SFAS No. 107 Disclosure)

Disclosure is required on an interim and annual basis of the estimated fair value of financial instruments, including those financial instruments for which Merrill Lynch did not elect the fair value option. The fair values of such instruments have been derived, in part, by management’s assumptions, the estimated amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimated fair values. Accordingly, the net realizable values could be materially different from the estimates presented below. In addition, the estimates are only indicative of the value of individual financial instruments and should not be considered an indication of the fair value of Merrill Lynch.

Disclosure of the fair value of lease financing arrangements and nonfinancial instruments, including goodwill and intangible assets, is not required.

The following disclosures represent financial instruments for which the ending balances at June 30, 2009 are not carried at fair value in their entirety on Merrill Lynch’s Condensed Consolidated Balance Sheets.

Short-term Financial Instruments

The carrying value of short-term financial instruments, including cash and cash equivalents, certain securities financing transactions, customer and broker-dealer receivables and payables, and commercial paper and other short-term borrowings, approximates the fair value of these instruments. These financial instruments generally expose Merrill Lynch to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market. Merrill Lynch elected to apply the fair value option for certain securities financing transactions.

Loans, Notes and Mortgages

Fair values were generally determined by discounting both principal and interest cash flows expected to be collected using an observable discount rate for similar instruments with adjustments that management believes a market participant would consider in determining fair value. Merrill Lynch estimates the cash flows expected to be collected using internal credit risk, interest rate and prepayment risk models that incorporate management’s best estimate of current key assumptions, such as default rates, loss severity and prepayment speeds for the life of the loan. Merrill Lynch elected the fair value option for certain loans and loan commitments. See Note 4 for additional information on loans for which Merrill Lynch elected the fair value option.

Deposits

The fair value for certain deposits with stated maturities was calculated by discounting contractual cash flows using current market rates for instruments with similar maturities. For deposits with no stated maturities, the carrying amount was considered to approximate fair value and does not take into account the significant value of the cost advantage and stability of Merrill Lynch’s long-term relationships with depositors.

Long-term Borrowings

Merrill Lynch uses quoted market prices for its long-term borrowings when available. When quoted market prices are not available, fair value is estimated based on current market interest rates and credit spreads for debt with similar maturities. Merrill Lynch elected the fair value option for certain long-term borrowings, including structured notes, for which hedge accounting under SFAS No. 133 had been difficult to obtain. See Note 4 for additional information.

The book and fair values of certain financial instruments at June 30, 2009 were as follows:

(dollars in millions)
	Successor Company
	June 30, 2009
	Book Value	Fair Value

Financial assets
Loans, notes and mortgages(1)	$88,279	$84,457
Financial liabilities
Deposits	101,727	101,800
Long-term borrowings(2)	166,505	163,716

(1)	Loans are presented net of allowance for loan losses and exclude leases. The fair value is determined based on the present value of future cash flows using credit spreads or risk adjusted rates of return that a buyer of the portfolio would require. Merrill Lynch expects to collect the principal cash flows underlying the book values as well as the related interest cash flows.
(2)	Includes junior subordinated notes (related to trust preferred securities).

Note 6.  Derivatives

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

2.	Merrill Lynch uses foreign-exchange forward contracts, foreign-exchange options, and currency swaps to hedge its net investments in foreign operations, as well as other foreign currency exposures (e.g., non-U.S. dollar denominated debt and expenses). These derivatives are used to mitigate the impact of changes in exchange rates. Changes in the fair value of these derivatives are reported in other revenue, unless net investment hedge accounting is applied.

3.	Merrill Lynch enters into futures, swaps, options and forward contracts to manage the price risk of certain commodity inventory and forecasted commodity purchases and sales. Changes in fair value of these derivatives are reported in principal transaction revenues, unless cash flow hedge accounting is applied.

4.	Merrill Lynch enters into credit default swaps to manage the credit risk on certain loans that are not part of trading activities. Changes in the fair value of these derivatives are reported in other revenue.

Derivatives that qualify as accounting hedges under the guidance in SFAS No. 133 are designated as one of the following:

1.	A hedge of the fair value of a recognized asset or liability (“fair value hedge”). Changes in the fair value of derivatives that are designated and qualify as fair value hedges of interest rate risk, along with the gain or loss on the hedged liability that is attributable to the hedged risk, are recorded in current period earnings as interest expense. Changes in the fair value of derivatives that are designated and qualify as fair value hedges of commodity price risk, along with the gain or loss on the hedged asset that is attributable to the hedged risk, are recorded in current period earnings in principal transactions.

2.	A hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). Changes in the fair value of derivatives that are designated and qualify as effective cash flow hedges are recorded in OCI until earnings are affected by the variability of cash flows of the hedged asset or liability. For commodity hedges, the amount is reclassified out of OCI and recorded in principal transactions when the forecasted purchase or sale of the commodity occurs.

3.	A hedge of a net investment in a foreign operation. Changes in the fair value of derivatives that are designated and qualify as hedges of a net investment in a foreign operation are recorded in the foreign currency translation adjustment account within OCI. Changes in the fair value of the hedge instruments that are associated with the difference between the spot rate and the contracted forward rate are recorded in current period earnings in other revenues.

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

Hedge accounting activity for the three and six months ended June 30, 2009 included the following:

Fair value hedges of interest rate risk on long-term borrowings

(dollars in millions)
		Three Months Ended	Six Months Ended
	Account location	June 30, 2009	June 30, 2009

Gain/(loss) recognized in income on the derivative	Interest expense	$(2,155)	$(2,525)
Gain/(loss) recognized in income on the long-term borrowing	Interest expense	$1,892	$2,137
Gain/(loss) recognized in income due to hedge ineffectiveness	Interest expense	$(263)	$(388)
Carrying value of hedging derivatives as of June 30, 2009
	Trading assets	$4,664	$4,664
	Trading liabilities	$38	$38
Notional amount of hedging derivatives as of June 30, 2009
in an asset position		$50,480	$50,480
in a liability position		$3,692	$3,692

Fair value hedges of commodity price risk on commodity inventory

(dollars in millions)
		Three Months Ended	Six Months Ended
	Account location	June 30, 2009	June 30, 2009

Gain/(loss) recognized in income on the derivative	Principal transactions	$5	$60
Gain/(loss) recognized in income on the commodity inventory	Principal transactions	$-	$(57)
Gain/(loss) recognized in income due to hedge ineffectiveness	Principal transactions	$5	$3
Carrying value of hedging derivatives as of June 30, 2009
	Trading assets	$8	$8
	Trading liabilities	$12	$12
Notional amount of hedging derivatives as of June 30, 2009
in an asset position		$9	$9
in a liability position		$135	$135

Cash flow hedges of commodity price risk on forecasted purchases and sales

(dollars in millions)
		Three Months Ended	Six Months Ended
	Account location	June 30, 2009	June 30, 2009

Gain/(loss) on the derivative deferred in equity	Accumulated other
	comprehensive income	$15	$63
Gain/(loss) reclassified into earnings in the current period	Principal transactions	$2	$5
Gain/(loss) recognized in income due to hedge ineffectiveness	Principal transactions	$-	$-
Amount that is expected to be reclassified into earnings in the next 12 months as of June 30, 2009	Principal transactions	$18	$18
Carrying value of hedging derivatives as of June 30, 2009
	Trading assets	$20	$20
	Trading liabilities	$1	$1
Notional amount of hedging derivatives as of June 30, 2009
in an asset position		$112	$112
in a liability position		$12	$12

Net investment hedges of foreign operations

(dollars in millions)
		Three Months Ended	Six Months Ended
	Account location	June 30, 2009	June 30, 2009

Gain/(loss) on the derivative and non-derivative hedges deferred in equity	Accumulated other
	comprehensive income	$(1,979)	$(1,261)
Gain/(loss) recognized in income due to hedge ineffectiveness	Other revenue	$-	$-
Gain/(loss) recognized in income from the unused portion (time value) of the hedging derivative	Other revenue	$(28)	$(92)
Carrying value of hedging derivatives as of June 30, 2009	Trading assets	$87	$87
	Trading liabilities	$983	$983
Carrying value of non-derivative hedges as of June 30, 2009	Long-term borrowings	$562	$562
Notional amount of hedging derivatives
in an asset position		$5,771	$5,771
in a liability position		$16,662	$16,662

Losses on non-trading derivatives not in SFAS No. 133 hedge relationships

(dollars in millions)
		Three Months Ended	Six Months Ended
	Account location	June 30, 2009	June 30, 2009

Interest rate risk	Interest expense	$(509)	$(718)
Foreign currency risk	Other revenue	$(1,993)	$(1,460)
Credit risk	Other revenue	$(221)	$(152)

The above amounts represent net losses on derivatives that are not used for trading purposes and are not used in SFAS No. 133 hedging relationships. Interest rate risk primarily relates to derivatives used to hedge long-term debt where SFAS No. 133 is not applied and derivatives with third parties that are recorded by Merrill Lynch and utilized by Bank of America at the consolidated level for hedge accounting purposes. As the hedged item is not held by Merrill Lynch, hedge accounting is not applied by Merrill Lynch. Foreign currency risk primarily relates to economic hedges of foreign currency denominated transactions that generate earnings upon remeasurement in accordance with SFAS No. 52, Foreign Currency Translation. As both the remeasurement of the foreign currency risk on the transaction and the changes in fair value of the derivative are recorded in earnings, hedge accounting is not applied. Credit risk relates to credit default swaps used to economically manage the credit risk on certain loans not included in trading activities.

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

The following table identifies the primary risk for derivative instruments at June 30, 2009. The primary risk is provided on a gross basis, prior to the application of the impact of counterparty and cash collateral netting.

(dollars in millions)
	Contract/	Trading Assets-	Contract/	Trading Liabilities-
	Notional(1)	Derivative Contracts	Notional(1)	Derivative Contracts

Interest rate contracts
Swaps	$12,774,348	$541,741	$11,336,820	$529,845
Futures and forwards	1,804,778	4,527	1,680,045	4,035
Written options	-	-	1,263,249	48,749
Purchased options	1,175,687	49,072	-	-
Foreign exchange contracts
Swaps	117,612	13,223	120,483	13,778
Spot, futures and forwards	327,086	14,443	351,312	14,997
Written options	-	-	352,773	13,541
Purchased options	368,998	14,021	-	-
Equity contracts
Swaps	18,910	938	17,401	1,396
Futures and forwards	51,126	4,195	44,371	3,659
Written options	-	-	197,985	23,385
Purchased options	195,414	20,586	-	-
Commodity contracts
Swaps	46,381	11,207	42,795	10,330
Futures and forwards	974,052	5,821	932,317	3,776
Written options	-	-	66,420	5,738
Purchased options	63,691	5,177	-	-
Credit derivatives
Purchased protection:
Credit default swaps	1,389,752	131,915	360,816	13,308
Total return swaps	3,302	562	1,483	304
Other Credit Derivatives	6,629	63	-	-
Written protection:
Credit default swaps	332,533	12,297	1,419,318	134,532
Total return swaps	5,279	2,163	9,901	4,336
Other Credit Derivatives	-	-	6,763	188

Gross derivative assets/liabilities	$19,655,578	$831,951	$18,204,252	$825,897
Less: Legally enforceable master netting		(735,445)		(735,445)

Less: Cash collateral applied		(32,779)		(50,694)

Total derivative assets and liabilities		$63,727		$39,758

(1)	These amounts include trading derivatives, non-trading derivatives and bifurcated embedded derivatives.

Trading revenues

Merrill Lynch enters into trading derivatives and non-derivative cash instruments to facilitate client transactions, for proprietary trading and financing purposes, and to manage risk exposures arising from trading assets and liabilities. The resulting risk from derivative and non-derivative cash instruments is managed on a portfolio basis as part of Merrill Lynch’s sales and trading activities and the related revenue is recorded on different income statement line items including principal transactions, commissions, other revenues and net interest profit/(loss). The following table identifies the amounts in the income statement line items attributable to trading and non-trading activities including both derivatives and non-derivative cash instruments categorized by primary risk for the three and six months ended June 30, 2009.

Non-trading amounts relate to activities in connection with principal investment, wealth management, and certain lending activities; economic hedging activity discussed in the Non-trading derivatives section above, and the impact of changes in Merrill Lynch’s own creditworthiness on borrowings accounted for at fair value.

(dollars in millions)
	Principal		Other	Net Interest
For the Three Months Ended June 30, 2009	Transactions	Commissions	Revenues	Profit/(Loss)	Total

Interest Rate Risk	$(247)	$17	$13	$134	$(83)
Foreign Exchange Risk	73	-	-	6	79
Equity Risk	854	988	6	(658)	1,190
Commodity Risk	18	-	(1)	(45)	(28)
Credit Risk	1,393	14	334	433	2,174

Total trading — related	2,091	1,019	352	(130)	3,332
Non-trading related	(3,606)	471	431	(399)	(3,103)

Total	$(1,515)	$1,490	$783	$(529)	$229

(dollars in millions)
	Principal		Other	Net Interest
For the Six Months Ended June 30, 2009	Transactions	Commissions	Revenues	Profit/(Loss)	Total

Interest Rate Risk	$1,115	$31	$11	$336	$1,493
Foreign Exchange Risk	263	-	1	(6)	258
Equity Risk	1,681	1,740	29	(566)	2,884
Commodity Risk	616	-	-	(97)	519
Credit Risk	1,951	30	224	745	2,950

Total trading — related	5,626	1,801	265	412	8,104
Non-trading related	(1,363)	932	778	(17)	330

Total	$4,263	$2,733	$1,043	$395	$8,434

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

Merrill Lynch’s derivatives that act as guarantees at June 30, 2009 are summarized below:

(in millions)
	Maximum
	Payout/	Less than				Carrying
	Notional	1 year	1+ - 3 years	3+ - 5 years	Over 5 years	Value(1)

Derivative contracts:
Credit derivatives:
Investment grade(2)	$829,353	$71,360	$145,673	$367,136	$245,184	$45,223
Non-investment grade(2)	937,678	115,739	225,790	287,024	309,125	93,645

Total credit derivatives	1,767,031	187,099	371,463	654,160	554,309	138,868
Other derivatives	1,643,959	555,369	419,518	252,368	416,704	76,075

Total derivative contracts	$3,410,990	$742,468	$790,981	$906,528	$971,013	$214,943

(1)	Derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Refers to the creditworthiness of the underlying reference obligations.

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

Merrill Lynch economically hedges its exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, Merrill Lynch purchases credit protection with identical underlying referenced names to offset its exposure. At

June 30, 2009, the notional value and carrying value of credit protection purchased and credit protection sold by Merrill Lynch with identical underlying referenced names was:

(in millions)
	Maximum
	Payout/	Less than				Carrying
	Notional	1 year	1+ - 3 years	3+ - 5 years	Over 5 years	Value(1)

Credit derivatives purchased	$1,722,235	$169,989	$363,599	$654,762	$533,885	$124,723
Credit derivatives sold	$1,738,384	183,148	372,943	650,272	532,021	128,467

(1)	Derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.

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

As the fair value and risk of payment under these derivative contracts are based upon market factors, such as changes in interest rates or foreign exchange rates, the carrying values in the table above reflect the best estimate of Merrill Lynch’s performance risk under these transactions at June 30, 2009. Merrill Lynch economically hedges its exposure to these contracts by entering into a variety of offsetting derivative contracts and security positions.

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

Where Merrill Lynch has entered into legally enforceable netting agreements with counterparties, it reports derivative assets and liabilities, and any related cash collateral, net in the Condensed Consolidated Balance Sheets in accordance with FIN No. 39, Offsetting Amounts Related to Certain Contracts (“FIN 39”). At June 30, 2009, cash collateral received of $32.8 billion and cash collateral paid of $50.7 billion was netted against derivative assets and liabilities, respectively.

Merrill Lynch considers the impact of counterparty credit risk on the valuation of derivative contracts. Factors used to determine the credit valuation adjustments on the derivatives portfolio include current exposure levels (i.e., fair value prior to credit valuation adjustments) and expected exposure levels profiled over the maturity of the contracts. Credit default swaps market information, including either quoted single name credit default swaps or index or other proxy credit default swaps, is also considered. In addition, the credit valuation adjustments also take into account the netting and credit provisions of relevant agreements including collateral margin agreements and legally enforceable netting agreements. During the three months ended June 30, 2009, valuation adjustments of approximately $0.7 billion were recognized as gains in principal transactions for counterparty credit risk. For the six months ended June 30, 2009, the valuation adjustments recognized in principal transactions for counterparty credit risk were not material. At June 30, 2009, the cumulative counterparty credit risk valuation adjustment that was reflected in derivative assets was $8.9 billion. In addition, the fair value of derivative liabilities is adjusted to reflect the impact of Merrill Lynch’s credit quality. During the three months ended June 30, 2009, valuation adjustments of approximately $1 billion were recognized as losses in principal transactions for changes in Merrill Lynch’s credit risk. For the six months ended June 30, 2009, the valuation adjustments recognized in principal transactions for Merrill Lynch’s credit risk were not material. At June 30, 2009, the cumulative credit risk valuation adjustment that was reflected in the derivative liabilities balance was $0.8 billion.

Credit-risk related contingent features

The majority of Merrill Lynch’s derivative contracts contain credit-risk-related contingent features, primarily within the ISDA agreements, that help to reduce the credit risk of these instruments as compared to other obligations of the respective counterparty with whom Merrill Lynch has transacted (e.g., other debt or equity). These contingent features may be for the benefit of Merrill Lynch or may benefit Merrill Lynch’s counterparties in respect of changes in Merrill Lynch creditworthiness. At June 30, 2009, Merrill Lynch posted collateral of $55.9 billion under derivative contracts that were in a liability position, of which $50.7 billion represented cash collateral, as noted above.

In connection with certain OTC derivatives transactions and other trading agreements, Merrill Lynch could be required to provide additional collateral to or terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of ML & Co. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or an amount related to the market value of the exposure. At June 30, 2009, the amount of additional collateral and termination payments that would be required for such derivatives transactions and trading agreements was approximately $1.5 billion in the event of a downgrade to low single-A by all credit agencies. A further downgrade of ML & Co.’s long-term senior debt credit rating to the BBB+ or equivalent level would require approximately $0.6 billion of additional collateral.

Note 7.  Securities Financing Transactions

Merrill Lynch enters into secured borrowing and lending transactions in order to meet customers’ needs and earn residual interest rate spreads, obtain securities for settlement and finance trading inventory positions.

Under these transactions, Merrill Lynch either receives or provides collateral, including U.S. Government and agency securities, asset-backed, corporate debt, equity, and non-U.S. government and agency securities. Merrill Lynch receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and other loans. Under most agreements, Merrill Lynch is permitted to sell or repledge the securities received (e.g., use the securities to secure repurchase agreements, enter into securities lending transactions, or deliver to counterparties to cover short positions). At June 30, 2009 and December 26, 2008, the fair value of securities received as collateral where Merrill Lynch is permitted to sell or repledge the securities was $268 billion and $327 billion, respectively, and the fair value of the portion that has been sold or repledged was $232 billion and $251 billion, respectively. Merrill Lynch may use securities received as collateral for resale agreements to satisfy regulatory requirements such as Rule 15c3-3 of the Securities Exchange Act of 1934.

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

The carrying value and classification of securities owned by Merrill Lynch that have been pledged to counterparties where those counterparties do not have the right to sell or repledge at June 30, 2009 and December 26, 2008 are as follows:

(dollars in millions)
	Successor Company	Predecessor Company
	June 30, 2009	December 26, 2008

Trading asset category
Corporate debt and preferred stock	$8,626	$15,024
Equities and convertible debentures	7,225	10,995
Mortgages, mortgage-backed, and asset-backed securities	3,827	12,462
U.S. Government and agencies	3,647	4,982
Municipals and money markets	2,000	1,320
Non-U.S. governments and agencies	1,474	587

Total	$26,799	$45,370

Additionally, Merrill Lynch has pledged approximately $4.2 billion and $18.6 billion of loans, and $2.9 billion and $4.4 billion of investment securities to counterparties at June 30, 2009 and December 26, 2008, respectively, where those counterparties do not have the right to sell or repledge those assets. In some cases, Merrill Lynch has transferred assets to consolidated VIEs where those restricted assets serve as collateral for the interests issued by the VIEs. These restricted assets are included in the amounts above. These transactions are also described in Note 9.

Generally, when Merrill Lynch transfers financial instruments that are not recorded as sales (i.e., secured borrowing transactions), the liability is recorded as either payables under repurchase agreements or payables under securities loaned transactions; however, in instances where Merrill Lynch transfers financial assets to a consolidated VIE, the liabilities of the consolidated VIE will be reflected in long or short term borrowings (see Note 9). In either case, at the time of transfer, the related liability is equal to the cash received in the transaction. In most cases the lenders in secured borrowing transactions have full recourse to Merrill Lynch (i.e., recourse beyond the assets pledged). Instances where the lenders do not have full recourse to Merrill Lynch are generally related to failed securitization transactions where residential and commercial mortgages are transferred to VIEs that do not meet QSPE conditions (typically as a result of derivatives entered into by the VIE that pertain to interests held by Merrill Lynch).

Note 8.  Investment Securities

Investment securities on the Condensed Consolidated Balance Sheets include:

•	SFAS No. 115 investments held by ML & Co. and certain of its non-broker-dealer entities, including Merrill Lynch banks, and consist of:

•	Debt securities, including debt held-for-investment and liquidity and collateral management purposes that are classified as available-for-sale, debt securities held for trading purposes, and debt securities that Merrill Lynch intends to hold until maturity;

•	Marketable equity securities, which are generally classified as available-for-sale.

•	Non-qualifying investments are those that are not within the scope of SFAS No. 115 and consist principally of equity investments, including investments in partnerships and joint ventures. Included in equity investments are investments accounted for under the equity method of accounting, which consist of investments in (i) partnerships and certain limited liability corporations where Merrill Lynch has more than a minor influence (generally defined as greater than a three percent interest) and (ii) corporate entities where Merrill Lynch has the ability to exercise significant influence over the investee (generally defined as ownership and voting interest of 20% to 50%). Also included in equity investments are private equity investments that Merrill Lynch holds for capital appreciation and/or current income and which are accounted for at fair value in accordance with the Investment Company Guide, as well as private equity investments accounted for at fair value under the fair value option election in SFAS No. 159. The carrying value of such private equity investments reflects expected exit values based upon market prices or other valuation methodologies, including discounted expected cash flows and market comparables of similar companies.

Investment securities reported on the Condensed Consolidated Balance Sheets at June 30, 2009 and December 26, 2008 are as follows:

(dollars in millions)
	Successor Company	Predecessor Company
	June 30, 2009	December 26, 2008

Investment securities
Available-for-sale(1)	$26,009	$34,103
Trading	1,243	1,745
Held-to-maturity(2)	255	4,576
Non-qualifying(3)
Equity investments(4)	22,533	24,306
Investments in trust preferred securities and other investments	1,497	1,432

Total	$51,537	$66,162

(1)	At June 30, 2009 and December 26, 2008, includes $7.0 billion and $9.2 billion, respectively, of investment securities reported in cash and securities segregated for regulatory purposes or deposited with clearing organizations.
(2)	The 2008 balance primarily relates to notes issued by Bloomberg, Inc. in connection with the sale of Merrill Lynch’s 20% stake in Bloomberg L.P., which was reclassified to loans held for investment in 2009 pursuant to the acquisition by Bank of America.
(3)	Non-qualifying for SFAS No. 115 purposes.
(4)	Includes Merrill Lynch’s investment in BlackRock, Inc.

As a result of the acquisition of Merrill Lynch by Bank of America, all SFAS No. 115 securities have a new cost basis as of January 1, 2009. For the three and six month periods ended June 30, 2009, other-than-temporary impairment charges related to non-agency mortgage-backed available-for-sale securities were $297 million, of which $294 million was credit related. In the three and six months ended June 27, 2008, Merrill Lynch recorded other-than-temporary impairment charges of $1.7 billion and $2.1 billion, respectively, primarily related to certain mortgage and asset-backed securities. Refer to Note 1 for Merrill Lynch’s accounting policies regarding other-than-temporary-impairment of investment securities.

Information regarding investment securities subject to SFAS No. 115 follows:

(dollars in millions)

	Successor Company
	June 30, 2009

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale
Mortgage-backed securities:
Agency collateralized mortgage obligations	$17,302	$394	$(113)	$17,583
Non-agency	7,707	1,534	(974)	8,267
Corporate/Agency bonds	110	1	(12)	99
Other taxable securities	63	-	(3)	60

Total available-for-sale securities	$25,182	$1,929	$(1,102)	$26,009

Held-to-maturity
Corporate debt and municipal	$255	$-	$-	$255

Total held-to-maturity securities	$255	$-	$-	$255

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

The amortized cost and fair value of available-for-sale debt securities by expected maturity for mortgage-backed securities and contractual maturity for other debt securities at June 30, 2009 are as follows:

(dollars in millions)
	Available-for-Sale
	Amortized	Fair
	Cost	Value

Due in one year or less	$428	$407
Due after one year through five years	11,421	11,745
Due after five years through ten years	12,037	12,537
Due after ten years	1,296	1,320

Total(1)	$25,182	$26,009

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay their obligations with or without prepayment penalties.

The proceeds and gross realized gains/(losses) from the sale of available-for-sale securities during the three and six months ended June 30, 2009 are as follows:

(dollars in millions)

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009

Proceeds	$3,515	$5,844
Gross realized gains	149	164
Gross realized losses	(10)	(50)

Note 9.  Securitization Transactions and Transactions with Variable Interest Entities (“VIEs”)

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

Merrill Lynch has not provided financial support to any VIE beyond that which is contractually required. Quantitative information on contractually required support is reflected in the tables provided below and in Note 14.

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

Merrill Lynch has entered into transactions with different types of VIEs which are described as follows:

Loan and Real Estate VIEs

•	Merrill Lynch has involvement with VIEs that hold mortgage related loans or real estate. These VIEs include entities that are primarily designed to obtain exposure to mortgage related assets or invest in real estate for both clients and Merrill Lynch. Loan and real estate VIEs include failed securitization transactions where residential and commercial mortgages are transferred to VIEs that do not meet QSPE conditions (typically as a result of derivatives entered into by the VIE that pertain to interests held by Merrill Lynch) and loan VIEs that hold mortgage loans where Merrill Lynch holds most or all of the issued financing but does not have voting control. Loan and real estate VIEs are reported in the Consolidated VIEs table and the Sponsor/Significant VIH table. In addition, many loan VIEs, specifically those related to residential and commercial mortgages, are securitization VIEs that meet the QSPE criteria in SFAS No. 140. Transactions where Merrill Lynch is the transferor of loans to a VIE or QSPE and accounts for the transaction as a sale are reflected in the Securitization table of this Note.

•	Merrill Lynch generally consolidates failed securitization VIEs where it retains the residual interests in the VIE and therefore absorbs the majority of the VIE’s expected losses, gains or both. As a result of the illiquidity in the securitization markets, Merrill Lynch has been unable to sell certain securities, which has prohibited these VIEs from being considered QSPEs. Depending upon the liquidity in the securitization market, these transactions and future transactions could continue to fail QSPE status and may require consolidation and related disclosures. Given that these VIEs have been designed to meet the QSPE requirements, Merrill Lynch has no control over the assets held by these VIEs. These assets have been pledged to the noteholders in the VIEs, and are therefore included in the firm-owned assets pledged balance reported in Note 7. In most instances, the beneficial interest holders in these VIEs have no recourse to the general credit of Merrill Lynch; rather their investments are paid exclusively from the assets in the VIE. Securitization VIEs that hold loan assets are typically financed through the issuance of several classes of debt (i.e., tranches) with ratings that range from AAA to unrated residuals.

•	Loan VIEs that hold mortgage loans and are not securitization VIEs are typically wholly owned or have a small amount of financing provided by investors (which may include the investment manager) through different classes of loans or securities. Where Merrill Lynch consolidates these VIEs, Merrill Lynch has the ability to use the assets to fund operations.

•	Real estate VIEs that hold property are typically financed through the issuance of one or more classes of loans or securities (e.g. senior, junior, and mezzanine) and an equity tranche. The investors have recourse only to the real estate assets held by these VIEs. In most real estate entities, the equity tranche is considered sufficient to finance the activities of the entity, and the entity would meet the conditions to be considered a VRE. The real estate entities included in this disclosure are VIEs because generally they do not have sufficient equity to finance their activities.

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

Collateralized Debt Obligations/Collateralized Loan Obligations (CDO/CLOs)

Merrill Lynch has entered into transactions with entities that issue CDOs, synthetic CDOs and CLOs. These entities are generally considered VIEs. CDOs hold pools of corporate debt or asset-backed securities and issue various classes of rated debt and an unrated equity tranche. Synthetic CDOs purchase assets and enter into a portfolio of credit default swaps to synthetically create exposure to corporate or asset-backed securities. CLOs hold pools of loans (corporate, commercial mortgages and residential mortgages) and issue various classes of rated debt and an unrated equity tranche. CDOs, synthetic CDOs and CLOs are typically managed by third party portfolio managers. Merrill Lynch transfers assets to these VIEs, holds interests in the issuances of the

VIEs and may be a derivative counterparty to the VIEs (including a credit default swap counterparty for synthetic CDOs). Merrill Lynch typically owns less than half of any tranche issued by the VIE and is therefore not the primary beneficiary. Where Merrill Lynch holds more than half of any tranche issued by a VIE, a quantitative analysis is performed to determine whether or not Merrill Lynch is the primary beneficiary. Most transactions with these VIEs are reflected in the Sponsor/Significant VIH table. Transactions with CDO/CLOs where Merrill Lynch is the primary beneficiary are reported in the Consolidated VIEs table.

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

In addition to standby liquidity facilities, Merrill Lynch also provides default protection or credit enhancement to investors in securities issued by certain municipal bond securitization SPEs. Interest and principal payments on beneficial interests issued by these SPEs are secured by a guarantee issued by Merrill Lynch. In the event that the issuer of the underlying municipal bond defaults on any payment of principal and/or interest when due, the payments on the bonds will be made to beneficial interest holders from an irrevocable guarantee by Merrill Lynch. Additional information regarding these commitments is provided in Note 14.

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

(dollars in millions)
		Assets after intercompany		Liabilities after	Maximum
Consolidated VIEs	Total	eliminations		intercompany	Exposure
Type of VIE	Assets	Unrestricted	Restricted(1)	eliminations	to Loss(2)

Successor Company
June 30, 2009
Loan and real estate VIEs(3)	$4,045	$826	$2,747	$1,300	$2,358
Equity Funds(4)	246	-	154	109	177
Credit-linked note and other VIEs(5)	1,908	613	777	45	1,322
CDOs/CLOs(6)	2,810	-	253	2,709	2,559

Predecessor Company
December 26, 2008
Loan and real estate VIEs(3)	$9,080	$2,475	$2,680	$4,769	$3,479
Equity Funds(4)	473	3	119	230	116
Credit-linked note and other VIEs(5)	1,643	1,221	-	45	45
CDOs/CLOs(6)	693	-	360	489	237

(1)	Assets are considered restricted when they cannot be freely pledged or sold by Merrill Lynch.
(2)	This column reflects Merrill Lynch’s maximum exposure to loss associated with the VIE. It includes the value of on balance sheet assets plus the maximum exposure associated with off balance sheet instruments (e.g., total return swaps) less any liabilities where the investors do not have recourse to Merrill Lynch.
(3)	For Loan and real estate VIEs, assets are primarily recorded in loans, notes and mortgages. Assets related to VIEs that hold real estate investments are included in other assets. Liabilities are primarily recorded in short and long-term borrowings.
(4)	For Equity funds, assets are reflected in trading assets and liabilities are reflected in long-term borrowings.
(5)	For CLNs and other VIEs, assets are reflected in trading assets and investment securities and liabilities are recorded in long-term borrowings.
(6)	For CDOs/CLOs, assets are primarily recorded in loans, notes and mortgages and liabilities are recorded in long-term borrowings. Certain consolidated CDOs are established to provide full recourse secured financing to Merrill Lynch.

Merrill Lynch may also be a Sponsor/Significant VIH in VIEs. Where Merrill Lynch has involvement as a Sponsor/Significant VIH, it is required to disclose the size of the VIE, the assets and liabilities on its balance sheet related to transactions with the VIE, and its maximum exposure to loss as a result of its interest in the VIE.

The following table summarizes Merrill Lynch’s involvement with Sponsor/Significant VIH VIEs as of June 30, 2009 and December 26, 2008.

(dollars in millions)
		Assets on	Liabilities on	Maximum
Sponsor/Significant VIH		Merrill Lynch’s	Merrill Lynch’s	Exposure
Type of VIE	Size of VIE(1)	Balance Sheet(2)	Balance Sheet(2)	to Loss(3)

Successor Company
June 30, 2009
Loan and real estate VIEs(4)	$733	$370	$-	$370
Equity Funds(5)	1,934	338	498	338
Credit-linked note and other VIEs(6)	10,783	5,399	298	9,097
CDOs/CLOs(7)	51,926	3,824	1,229	7,752

Predecessor Company
December 26, 2008
Loan and real estate VIEs(4)	$1,761	$712	$61	$712
Equity Funds(5)	2,898	312	537	312
Credit-linked note and other VIEs(6)	13,257	6,889	986	10,452
CDOs/CLOs(7)	59,475	3,584	344	8,155

(1)	Size generally reflects the estimated principal of securities issued by the VIE or the principal of the underlying assets held by the VIE and serves to provide information on the relative size of the VIE as compared to Merrill Lynch’s involvement with the VIE.
(2)	Assets and Liabilities on Merrill Lynch’s Balance Sheet reflect the effect of FIN 39 balance sheet netting, if applicable.
(3)	The maximum exposure to loss includes: the assets held by Merrill Lynch — including the value of derivatives that are in an asset position, and the notional amount of liquidity and other support provided to VIEs generally through total return swaps over the assets of the VIE. The maximum exposure to loss for liquidity and other support assumes a total loss on the referenced assets held by the VIE.
(4)	Loan and real estate VIE assets primarily include loans recorded in loans, notes and mortgages and derivatives recorded in trading assets. Liabilities include derivatives recorded in trading liabilities.
(5)	Equity fund assets include cash instruments and derivatives recorded in trading assets. Liabilities are recorded in payables under repurchase agreements in instances where assets were transferred but the transfer did not meet the sale requirements of SFAS No. 140, or trading liabilities for derivatives.
(6)	CLN and other VIE assets include derivatives and are recorded in trading assets. Liabilities are recorded in payables under repurchase agreements in instances where assets were transferred but the transfer did not meet the sale requirements of SFAS No. 140, or trading liabilities for derivatives. In certain transactions, Merrill Lynch enters into total return swaps over assets held by the VIEs. Maximum exposure to loss represents the sum of the notional amount of these derivatives and the value of any assets on Merrill Lynch’s balance sheet.
(7)	CDO/CLO assets and liabilities are primarily derivatives recorded in trading assets/liabilities.

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

(dollars in millions)
				Maximum	Year-to-date
Securitization Transactions	Size/Principal	Assets on	Liabilities on	Exposure to	(Loss)	Cash
Type of Entity	Outstanding(1)	Balance Sheet(2)	Balance Sheet(2)	Loss(3)	on Sale	Flows

Successor Company
June 30, 2009
QSPEs:
Residential Mortgage Loans(4)	$44,022	$1,275	$126	$1,284	$-	$188
Municipal Bonds(5)	7,477	829	498	7,314	-	343
Commercial Loans and Other(6)	10,267	247	5	348	-	11
Non-QSPEs:
Loan and real estate VIEs(7)	10,437	6,861	-	6,932	-	297

Predecessor Company
December 26, 2008
QSPEs:
Residential Mortgage Loans(4)	$78,162	$1,667	$207	$1,654	$-	$10,141
Municipal Bonds(5)	9,377	487	674	8,644	-	5,824
Commercial Loans and Other(6)	18,366	288	-	288	-	1,091
Non-QSPEs:
Loan and real estate VIEs(7)	10,182	6,757	-	6,757	(22)	3,035

(1)	Size/Principal Outstanding reflects the estimated principal of the underlying assets held by the VIE/SPEs.
(2)	Assets and Liabilities on Merrill Lynch’s Balance Sheet reflect the effect of FIN 39 balance sheet netting, if applicable.
(3)	The maximum exposure to loss includes the following: the assets held by Merrill Lynch — including the value of derivatives that are in an asset position and retained interests in the VIEs/SPEs; and the notional amount of liquidity and other support generally provided through total return swaps. The maximum exposure to loss for liquidity and other support assumes a total loss on the referenced assets held by the VIE.
(4)	Residential mortgage loan QSPE assets primarily include servicing advances recorded in other assets and derivatives recorded in trading assets. Liabilities include derivatives recorded in trading liabilities.
(5)	Municipal bond QSPE assets include cash instruments recorded in trading assets and investment securities. Liabilities include derivatives recorded in trading liabilities. At June 30, 2009 and December 26, 2008, the carrying value of the liquidity and other support related to these transactions was $498 million and $674 million, respectively.
(6)	Commercial loans and other QSPEs primarily include commercial mortgage securitizations. Assets include cash instruments and derivatives, primarily recorded in trading assets. Liabilities include derivatives recorded in trading liabilities.
(7)	Loan and real estate entity assets are recorded in loans, notes and mortgages and relate to asset-backed financing arrangements, which include the sale of U.S. super senior ABS CDOs in 2008 to an affiliate of Lone Star Funds.

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

Generally, retained interests and contracts that are used to provide support to the VIE or the investors are recorded in the Condensed Consolidated Balance Sheets at fair value. To obtain fair values, observable market prices are used if available. Where observable market prices are unavailable, Merrill Lynch generally estimates fair value based on the present value of expected future cash flows using management’s best estimates of credit losses, prepayment rates, forward yield curves, and discount rates, commensurate with the risks involved. Retained interests are either held as trading assets, with changes in fair value recorded in the Condensed Consolidated Statements of Earnings/(Loss), or as investment securities available-for-sale, with changes in fair value included in OCI.

Retained interests held as available-for-sale securities are reviewed periodically for impairment. In certain cases liquidity facilities are accounted for as guarantees under FIN 45 (refer to Note 14 for more information) and a liability is recorded at fair value at the inception of the transaction.

Retained interests in securitized assets were approximately $1.0 billion and $1.8 billion at June 30, 2009 and December 26, 2008, respectively, which primarily relates to municipal bond securitization transactions. Retained interests in securitized assets do not include loans made to entities under asset-backed financing arrangements.

The following table presents information on retained interests excluding the offsetting benefit of financial instruments used to hedge risks, held by Merrill Lynch as of June 30, 2009, which arise from Merrill Lynch’s municipal bond securitization transactions. The pre-tax sensitivities of the current fair value of the retained interests to immediate 10% and 25% favorable and adverse changes in assumptions and parameters are also shown.

(dollars in millions)
Municipal
Bonds

Retained interest amount	$829
Weighted average credit losses (rate per annum)(1)	0.0%
Impact on fair value of 10% favorable change	-
Impact on fair value of 25% favorable change	-
Impact on fair value of 10% adverse change	-
Impact on fair value of 25% adverse change	-
Weighted average discount rate	5.02%
Impact on fair value of 10% favorable change	$40
Impact on fair value of 25% favorable change	$117
Impact on fair value of 10% adverse change	$(18)
Impact on fair value of 25% adverse change	$(29)
Weighted average life (in years)	-
Weighted average prepayment speed (CPR)(2)	0.0%
Impact on fair value of 10% favorable change	-
Impact on fair value of 25% favorable change	-
Impact on fair value of 10% adverse change	-
Impact on fair value of 25% adverse change	-

CPR=Constant Prepayment Rate

(1)	Credit losses are computed only on positions for which expected credit loss is either a key assumption in the determination of fair value or is not reflected in the discount rate.
(2)	Relates to select securitization transactions where assets are prepayable. Merrill Lynch does not hold any retained interest where the underlying assets are prepayable.

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

Note 10. Loans, Notes, Mortgages and Related Commitments to Extend Credit

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

Loans, notes, mortgages and related commitments to extend credit at June 30, 2009 and December 26, 2008, are presented below. This disclosure includes commitments to extend credit that, if drawn upon, will result in loans held for investment or loans held for sale.

dollars (in millions)
	Loans		Commitments(1)
	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company
	June 30,	December 26,	June 30,	December 26,
	2009	2008	2009(2)(3)	2008

Consumer:
Mortgages	$29,223	$29,397	$8,366	$8,269
Other	17,775	1,360	1,538	2,582
Commercial and small- and middle-market business:
Investment grade	16,093	17,321	20,342	28,269
Non-investment grade	25,430	23,184	12,474	9,291

	88,521	71,262	42,720	48,411
Allowance for loan losses	(242)	(2,072)	-	-
Reserve for lending-related commitments(4)	-	-	(2,062)	(2,471)

Total, net	$88,279	$69,190	$40,658	$45,940

(1)	Commitments are outstanding as of the date the commitment letter is issued and are comprised of closed and contingent commitments. Closed commitments represent the unfunded portion of existing commitments available for draw down. Contingent commitments are contingent on the borrower fulfilling certain conditions or upon a particular event, such as an acquisition. A portion of these contingent commitments may be syndicated among other lenders or replaced with capital markets funding.
(2)	See Note 14 for a maturity profile of these commitments.
(3)	In addition to the loan origination commitments included in the table above, Merrill Lynch had agreements to purchase $693 million of loans that, upon settlement of the commitment, will be classified in loans held for investment and loans held for sale. See Note 14 for additional information.
(4)	Amounts are included within other payables on the Condensed Consolidated Balance Sheets.

Activity in the allowance for loan losses is presented below:

(dollars in millions)
	Successor Company	Predecessor Company
	Six Months Ended	Six Months Ended
	June 30, 2009	June 27, 2008

Allowance for loan losses, at beginning of period(1)	$-	$533
Provision for loan losses	237	170
Charge-offs	-	(104)
Recoveries	4	6

Net recoveries (charge-offs)	4	(98)
Other	1	(3)

Allowance for loan losses, at end of period	$242	$602

(1)	The allowance for loan losses as of December 26, 2008 was eliminated as of January 1, 2009 as a result of purchase accounting adjustments.

Consumer loans, substantially all of which are collateralized, consisted of approximately 317,000 individual loans at June 30, 2009. Commercial loans consisted of approximately 19,000 separate loans. The principal balance of non-accrual loans was $3.3 billion at June 30, 2009 and $2.5 billion at December 26, 2008. The investment grade and non-investment grade categorization is determined using the credit rating agency equivalent of internal credit ratings. Non-investment grade counterparties are those rated lower than the BBB- category.

The above amounts include $8.7 billion and $11.5 billion of loans held for sale at June 30, 2009 and December 26, 2008, respectively. Loans held for sale are loans that management expects to sell prior to maturity. At June 30, 2009, such loans consisted of $4.0 billion of consumer loans, primarily residential mortgages and automobile loans, and $4.7 billion of commercial loans, approximately 13% of which are to investment grade counterparties. At December 26, 2008, such loans consisted of $4.0 billion of consumer loans, primarily residential mortgages and automobile loans, and $7.5 billion of commercial loans, approximately 15% of which were to investment grade counterparties.

In some cases, Merrill Lynch enters into single name and index credit default swaps to mitigate credit exposure related to funded and unfunded commercial loans. The notional value of these swaps totaled $12.1 billion and $13.2 billion at June 30, 2009 and December 26, 2008, respectively. The following tables provide information regarding Merrill Lynch’s net credit default protection associated with its funded and unfunded commercial loans as of June 30, 2009:

Net Credit Default Protection by Maturity Profile
June 30,
2009

Less than or equal to one year	9%
Greater than one year and less than or equal to five years	84
Greater than five years	7

Total net credit default protection	100%

Net Credit Default Protection by Credit Exposure Debt Rating
(dollars in millions)
	June 30,
	2009
	Net
Ratings(1)	Notional	Percent

AAA	$-	-%
AA	(1,305)	10.8
A	(3,930)	32.5
BBB	(4,715)	38.9
BB	(1,024)	8.5
B	(179)	1.5
CCC and below	(826)	6.8
NR	(124)	1.0

Total net credit default protection	$(12,103)	100.0%

(1)	Merrill Lynch considers ratings of BBB- or higher to meet the definition of investment grade.

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

The estimated fair values for loans within the scope of SOP 03-3 are determined by discounting cash flows expected to be collected using a discount rate for similar instruments with adjustments that management believes a market participant would consider in determining fair value. Cash flows expected to be collected at acquisition are estimated using internal prepayment, interest rate and credit risk models that incorporate management’s best estimate of certain key assumptions, such as default rates, loss severity and prepayment speeds. All other loans were remeasured at the present value of contractual payments discounted to the prevailing interest rates on the date of acquisition.

Under SOP 03-3, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Changes in the expected cash flows from the date of acquisition will either impact the accretable yield or result in a charge to the provision for credit losses. Subsequent decreases to expected principal cash flows will result in a charge to provision for credit losses and a corresponding increase to allowance for loan losses. Subsequent increases in expected principal cash flows will result in recovery of any previously recorded allowance for loan losses, to the extent applicable, and an increase from expected cash flows to accretable yield for any remaining increase. All changes in expected interest cash flows will result in an increase or decrease of accretable yield.

In connection with Merrill Lynch’s acquisition by Bank of America, loans within the scope of SOP 03-3 had an unpaid principal balance of $5.6 billion ($2.7 billion consumer and $2.9 billion commercial) and a carrying value of $4.2 billion ($2.3 billion consumer and $1.9 billion commercial) as of January 1, 2009. These loans had an unpaid principal balance of $5.3 billion ($2.6 billion consumer and $2.7 billion commercial) and a carrying value of $3.5 billion ($2.1 billion consumer and $1.4 billion commercial, net of allowance for loan losses) as of June 30, 2009. The following table provides details of these loans.

SOP 03-3 Loans
(dollars in millions)	As of January 1, 2009

Contractually required payments including interest	$6,205
Less: Nonaccretable difference	(1,357)

Cash flows expected to be collected(1)	4,848
Less: Accretable yield	(627)

Fair value of loans acquired	$4,221

(1)	Represents undiscounted expected principal and interest cash flows at the acquisition date (January 1, 2009).

The following table provides activity for the accretable yield of loans within the scope of SOP 03-3 for the three and six months ended June 30, 2009.

(dollars in millions)
	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2009	2009

Accretable yield, beginning of period	$566	$627
Accretions	(41)	(97)
Disposals	(3)	(8)
Increase in expected cash flows(1)	29	29

Accretable yield, June 30, 2009	$551	$551

(1)	Represents reclassifications to/from nonaccretable difference, increases/decreases in interest cash flows due to prepayments and/or changes in interest.

Note 11. Goodwill and Intangible Assets

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

The following table sets forth the carrying amount of Merrill Lynch’s goodwill:

(dollars in millions)

Predecessor Company - Goodwill, December 26, 2008(1)	$2,221
Successor Company - Goodwill, June 30, 2009(2)(3)	$5,044

(1)	Predecessor Company goodwill as of December 26, 2008 was eliminated as of January 1, 2009 as a result of purchase accounting adjustments.
(2)	Refer to Note 2 for further information.
(3)	Balance remains unchanged since January 1, 2009.

Intangible Assets

Intangible assets with definite lives at June 30, 2009 and December 26, 2008 consist primarily of value assigned to customer relationships and core deposits. Intangible assets with definite lives are tested for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) whenever certain conditions exist which would indicate the carrying amounts of such assets may not be recoverable. Intangible assets with definite lives are amortized over their respective estimated useful lives. Intangible assets with indefinite lives consist of value assigned to the Merrill Lynch brand and are tested for impairment in accordance with SFAS No. 142. Intangible assets with indefinite lives are not amortized.

The gross carrying amounts of intangible assets with definite lives were $4.5 billion and $611 million as of June 30, 2009 and December 26, 2008, respectively. Accumulated amortization of intangible assets amounted to $225 million and $216 million at June 30, 2009 and December 26, 2008, respectively. The gross carrying amounts of intangible assets with indefinite lives were $1.2 billion as of June 30, 2009.

Amortization expense for the three and six months ended June 30, 2009 was $113 million and $225 million, respectively, compared with $29 million and $53 million for the three and six months ended June 27, 2008. Aggregate amortization expense is expected to be approximately $450 million per year for each of the next five years through 2014.

Note 12. Borrowings and Deposits

Prior to Merrill Lynch’s acquisition by Bank of America, ML & Co. was the primary issuer of all of Merrill Lynch’s debt instruments. Debt instruments were also issued by certain subsidiaries. ML & Co. is no longer a primary issuer of new unsecured borrowings under the Bank of America platform.

Following the completion of Bank of America’s acquisition of Merrill Lynch, ML & Co. became a subsidiary of Bank of America and established intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these intercompany agreements is an initial $75 billion one-year, revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America for operating requirements at a spread to LIBOR that is reset periodically and is consistent with other intercompany agreements. The maturity date for this credit line is January 1, 2010. The credit line will automatically be extended by one year to the succeeding January 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. The agreement does not contain any financial or other covenants. During the first six months of 2009, ML & Co. periodically borrowed against the line of credit and had an outstanding borrowing of

$6.0 billion at June 30, 2009 which is included within payables to Bank of America on the Condensed Consolidated Balance Sheet (see Note 20).

The value of Merrill Lynch’s debt instruments as recorded on the Condensed Consolidated Balance Sheets does not necessarily represent the amount that will be repaid at maturity. This is due to the following:

•	As a result of the acquisition by Bank of America, all debt instruments were adjusted to their fair value on January 1, 2009;

•	Certain debt issuances are accounted for at fair value and incorporate changes in Merrill Lynch’s creditworthiness as well as other underlying risks (see Note 4);

•	Certain structured notes whose coupon or repayment terms are linked to the performance of debt and equity securities, indices, currencies or commodities reflect the fair value of those risks; and

•	Certain debt issuances are adjusted for the impact of fair value hedge accounting (see Note 6).

Total borrowings at June 30, 2009 and December 26, 2008, which are comprised of short-term borrowings, long-term borrowings and junior subordinated notes (related to trust preferred securities), consisted of the following:

(dollars in millions)
	Successor Company	Predecessor Company
	June 30,	December 26,
	2009	2008

Senior debt issued by ML & Co.	$89,635	$140,615
Senior debt issued by subsidiaries — guaranteed by ML & Co.	7,518	11,598
Senior structured notes issued by ML & Co.	33,125	34,541
Senior structured notes issued by subsidiaries — guaranteed by ML & Co.	18,185	24,048
Subordinated debt issued by ML & Co.	10,965	13,317
Junior subordinated notes (related to trust preferred securities)	3,540	5,256
Other subsidiary financing — non-recourse(1) and/or not guaranteed by ML & Co.	5,471	13,454

Total	$168,439	$242,829

(1)	Other subsidiary financing — non-recourse is primarily attributable to collateralized borrowings of subsidiaries.

Borrowings and deposits at June 30, 2009 and December 26, 2008, are presented below:

(dollars in millions)
	Successor Company	Predecessor Company
	June 30,	December 26,
	2009	2008

Short-term borrowings
Commercial paper(1)	$9	$20,104
Secured short-term borrowings	-	14,137
Other unsecured short-term borrowings	1,925	3,654

Total	$1,934	$37,895

Long-term borrowings(2)
Fixed-rate obligations(3)	$79,923	$101,403
Variable-rate obligations(4)(5)	83,029	96,511
Zero-coupon contingent convertible debt (LYONs®)	2	1,599
Other obligations	11	165

Total	$162,965	$199,678

Deposits
U.S.	$85,722	$79,528
Non-U.S.	16,005	16,579

Total	$101,727	$96,107

(1)	The decrease in commercial paper reflects the repayment of borrowings under the Federal Reserve’s liquidity backstop for U.S. issuers of commercial paper and the FDIC’s Temporary Liquidity Guarantee Program.
(2)	Excludes junior subordinated notes (related to trust preferred securities).
(3)	Fixed-rate obligations are generally swapped to variable-rates.
(4)	Variable interest rates are generally based on rates such as LIBOR, the U.S. Treasury Bill Rate, or the Federal Funds Rate.
(5)	Includes structured notes.

See Note 5 for additional information on the fair value of the long-term borrowings.

The weighted-average interest rates for borrowings at June 30, 2009 and December 26, 2008 (excluding structured products) were as follows:

	Successor Company	Predecessor Company
	June 30,	December 26,
	2009	2008

Short-term borrowings	0.84%	2.95%
Long-term borrowings	3.59	4.65
Junior subordinated notes (related to trust preferred securities)	6.93	6.83

Merrill Lynch also obtains standby letters of credit from issuing banks to satisfy various counterparty collateral requirements, in lieu of depositing cash or securities collateral. Such standby letters of credit aggregated $1.4 billion and $2.6 billion at June 30, 2009 and December 26, 2008, respectively.

Long-Term Borrowings

At June 30, 2009, long-term borrowings mature as follows:

(dollars in millions)

Less than 1 year	$37,815	23%
1 – 2 years	17,836	11
2+ – 3 years	22,105	14
3+ – 4 years	19,798	12
4+ – 5 years	18,028	11
Greater than 5 years	47,383	29

Total	$162,965	100%

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

Floating Rate LYONs

The completion of Bank of America’s acquisition of Merrill Lynch on January 1, 2009, constituted a change in control event under the terms of the LYONs. This required Merrill Lynch to offer to repurchase the LYONs at the accreted price of $1,095.98 for each $1,000 original principal amount. During the six months ended June 30, 2009, Merrill Lynch repurchased $1.6 billion original principal amount of LYONs for an aggregate price of approximately $1.75 billion. At June 30, 2009, $2.3 million of original principal amount of the LYONs remained outstanding.

Committed Credit Facilities

Prior to Merrill Lynch’s acquisition by Bank of America, Merrill Lynch maintained committed unsecured and secured credit facilities to cover regular and contingent funding needs. Following the completion of Bank of America’s acquisition of Merrill Lynch on January 1, 2009, certain sources of liquidity were centralized. During the quarter ended March 31, 2009, ML & Co. repaid all outstanding amounts and terminated all of its external committed unsecured and secured credit facilities.

See Note 9 of the 2008 Annual Report for additional information on Borrowings.

Note 13. Stockholders’ Equity and Earnings Per Share

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

(dollars in millions, except per share amounts)
	Successor Company		Predecessor Company
	Three Months	Six Months	Three Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 27,	Ended June 27,
	2009	2009	2008	2008

Net (loss)/earnings from continuing operations	$(1,820)	$1,840	$(4,634)	$(6,603)
Net loss from discontinued operations	-	-	(20)	(13)
Preferred stock dividends	(38)	(53)	(237)	(411)

Net (loss)/earnings applicable to common shareholders — for basic EPS	$(1,858)	$1,787	$(4,891)	$(7,027)
Net (loss)/earnings applicable to common shareholders — for diluted EPS	$(1,858)	$1,787	$(4,891)	$(7,027)

(shares in thousands)
Weighted-average basic shares outstanding(1)
	N/A	N/A	984,091	978,463
Effect of dilutive instruments:
Employee stock options(2)	N/A	N/A	-	-
FACAAP shares(2)	N/A	N/A	-	-
Restricted shares and units(2)	N/A	N/A	-	-
Convertible LYONs®(3)	N/A	N/A	-	-
ESPP shares(2)	N/A	N/A	-	-

Dilutive potential common shares	N/A	N/A	-	-

Diluted Shares(4)	N/A	N/A	984,091	978,463

Basic EPS from continuing operations	N/A	N/A	$(4.95)	$(7.17)
Basic EPS from discontinued operations	N/A	N/A	(0.02)	(0.01)

Basic EPS	N/A	N/A	$(4.97)	$(7.18)

Diluted EPS from continuing operations	N/A	N/A	$(4.95)	$(7.17)
Diluted EPS from discontinued operations	N/A	N/A	(0.02)	(0.01)

Diluted EPS	N/A	N/A	$(4.97)	$(7.18)

Common shares outstanding at period end	1,000	1,000	985,376	985,376

N/A	Earnings per share data is not provided for the three and six months ended June 30, 2009, as Merrill Lynch was a wholly-owned subsidiary of Bank of America during that period.
(1)	Includes shares exchangeable into common stock in 2008.
(2)	See Note 13 of the 2008 Annual Report for a description of these items.
(3)	See Note 12 for additional information on LYONs®.
(4)	Due to the net loss for the three and six months ended June 27, 2008, the diluted EPS calculation excludes 300 million equity-related instruments as they were antidilutive.

Basic and diluted loss per common share for the period from December 27, 2008 to December 31, 2008 were both $(0.10) per common share. The related weighted average shares outstanding used to compute both basic and diluted loss per common share was 1,600.3 million shares.

Note 14. Commitments, Contingencies and Guarantees

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

Commitments

At June 30, 2009 Merrill Lynch’s commitments had the following expirations:

(dollars in millions)
		Commitment expiration
		Less than	1+ - 3	3+ - 5	Over 5
	Total	1 year	years	years	years

Lending commitments	$42,720	$13,029	$14,914	$8,861	$5,916
Purchasing and other commitments	6,498	2,827	749	1,495	1,427
Operating leases	3,894	759	1,301	886	948
Commitments to enter into forward dated resale and securities borrowing agreements	89,612	89,612	-	-	-
Commitments to enter into forward dated repurchase and securities lending agreements	73,080	73,080	-	-	-

Total	$215,804	$179,307	$16,964	$11,242	$8,291

Lending Commitments

Merrill Lynch enters into commitments to extend credit, predominantly at variable interest rates, in connection with corporate finance, corporate and institutional transactions and asset-based lending transactions. Clients may also be extended loans or lines of credit collateralized by first and second mortgages on real estate, certain liquid assets of small businesses, or securities. These commitments usually have a fixed expiration date and are contingent on certain contractual conditions that may require payment of a fee by the counterparty. Once commitments are drawn upon, Merrill Lynch may require the counterparty to post collateral depending upon creditworthiness and general market conditions. See Note 10 for additional information.

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

Purchasing and Other Commitments

In the normal course of business, Merrill Lynch enters into institutional and margin-lending transactions, some of which are on a committed basis, but most of which are not. Margin lending on a committed basis only includes amounts where Merrill Lynch has a binding commitment. There were no binding margin lending commitments outstanding at June 30, 2009 or December 26, 2008.

Merrill Lynch had commitments to purchase partnership interests, primarily related to private equity and principal investing activities, of $1.3 billion at both June 30, 2009 and December 26, 2008. Merrill Lynch also has entered into agreements with providers of market data, communications, systems consulting, and other office-related services. At June 30, 2009 and December 26, 2008, minimum fee commitments over the remaining life of these agreements totaled $1.9 billion and $2.2 billion, respectively. Merrill Lynch entered into commitments to purchase loans of $2.7 billion (which upon settlement of the commitment will be included in trading assets, loans held for investment or loans held for sale) at June 30, 2009. Such commitments totaled $3.9 billion at December 26, 2008. Other purchasing commitments amounted to $0.6 billion and $0.7 billion at June 30, 2009 and December 26, 2008, respectively.

In the normal course of business, Merrill Lynch enters into commitments for underwriting transactions. Settlement of these transactions as of June 30, 2009 would not have a material effect on the Condensed Consolidated Balance Sheets of Merrill Lynch.

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

Guarantees

Merrill Lynch issues various guarantees to counterparties in connection with certain leasing, securitization and other transactions. In accordance with FIN 45 and FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP FAS 133-1 and FIN 45-4”), Merrill Lynch is required to disclose information for guarantee arrangements such as the maximum potential amount of future payments under the guarantee, the term and carrying value of the guarantee, the nature of any collateral or recourse provisions and the current payment status of the guarantee. Merrill Lynch’s guarantee arrangements and their expiration at June 30, 2009 are summarized as follows (see Note 6 for information related to derivative financial instruments within the scope of FIN 45):

(dollars in millions)
	Maximum	Less than 1				Carrying
	Payout	year	1+ - 3 years	3+ - 5 years	Over 5 years	Value

Standby liquidity facilities	$6,773	$3,937	$2	$2,834	$-	$756
Auction rate security guarantees	745	745	-	-	-	64
Residual value guarantees	738	322	96	320	-	7
Standby letters of credit and other guarantees	32,926	2,246	1,102	315	29,263	658

Standby Liquidity Facilities

Merrill Lynch provides standby liquidity facilities to certain municipal bond securitization SPEs. In these arrangements, Merrill Lynch is required to fund these standby liquidity facilities if the fair value of the assets held by the SPE declines below par value and certain other contingent events take place. In those instances where the residual interest in the securitized trust is owned by a third party, any payments under the facilities are offset by economic hedges entered into by Merrill Lynch. In those instances where the residual interest in the securitized trust is owned by Merrill Lynch, any requirement to pay under the facilities is considered remote because Merrill Lynch, in most instances, will purchase the senior interests issued by the trust at fair value as part of its dealer market-making activities. However, Merrill Lynch will have exposure to these purchased senior interests. In certain of these facilities, Merrill Lynch is required to provide liquidity support within seven days, while the remainder have third-party liquidity support for between 30 and 364 days before Merrill Lynch is required to provide liquidity. A portion of the facilities where Merrill Lynch is required to provide liquidity support within seven days are “net liquidity” facilities where upon draw Merrill Lynch may direct the trustee for the SPE to collapse the SPE trusts and liquidate the municipal bonds, and Merrill Lynch would only be required to fund any difference between par and the sale price of the bonds. “Gross liquidity” facilities require Merrill Lynch to wait up to 30 days before directing the trustee to liquidate the municipal bonds. Details of these liquidity facilities as of June 30, 2009, are illustrated in the table below:

(dollars in millions)
	Merrill Lynch Liquidity Facilities Can Be Drawn:				Municipal Bonds to
		In 7 Days with	After 7 and		Which Merrill Lynch
	In 7 Days with	“Gross	Up to 364		Has Recourse if
	‘‘Net Liquidity”	Liquidity”	Days(1)	Total	Facilities Are Drawn

Merrill Lynch provides standby liquidity facilities	$2,768	$906	$2,810	$6,484	$6,758

(1)	Initial liquidity support is provided by third parties within seven days, to be reimbursed by Merrill Lynch within 364 days.

Refer to Note 9 for further information.

Auction Rate Security (“ARS”) Guarantees

Under the terms of its announced purchase program, as augmented by the global agreement reached with the New York Attorney General, the Securities and Exchange Commission, the Massachusetts Securities Division and other state securities regulators, Merrill Lynch agreed to purchase ARS at par from its retail clients, including individual, not-for-profit, and small business clients. Certain retail clients with less than $4 million in assets with Merrill Lynch as of February 13, 2008 were eligible to sell eligible ARS to Merrill Lynch starting on October 1, 2008. Other eligible retail clients meeting specified asset requirements were eligible to sell ARS to Merrill Lynch beginning on January 2, 2009. The final date of the ARS purchase program is January 15, 2010. Under the ARS purchase program, the eligible ARS held in accounts of eligible retail clients at Merrill Lynch as of June 30, 2009 was $745 million. As of June 30, 2009, Merrill Lynch had purchased $8 billion of ARS from eligible clients. In addition, under the ARS purchase program, Merrill Lynch has agreed to purchase ARS from retail clients who purchased their securities from Merrill Lynch and transferred their accounts to other brokers prior to February 13, 2008. Payment risk related to ARS guarantees is based largely upon the client’s overall financial objectives. At June 30, 2009, a liability of $64 million has been recorded for the difference between the fair value and par value of all outstanding ARS that are subject to this guarantee.

Residual Value Guarantees

At June 30, 2009, residual value guarantees of $738 million include amounts associated with the Hopewell, NJ campus, aircraft leases and certain power plant facilities. Payments under these guarantees would only be required if the fair value of such assets declined below their guaranteed value. As of June 30, 2009, no payments have been made under this guarantee, as Merrill Lynch believes that the estimated fair value of such assets was in excess of their guaranteed value.

Standby Letters of Credit and Other FIN 45 Guarantees

Merrill Lynch provides guarantees to certain counterparties in the form of standby letters of credit in the amount of $2.4 billion. Payment risk is evaluated based upon historical payment activity. At June 30, 2009 Merrill Lynch held marketable securities of $372 million as collateral to secure these guarantees and a liability of $43 million was recorded on the Condensed Consolidated Balance Sheets.

In connection with residential mortgage loan and other securitization transactions, Merrill Lynch typically makes representations and warranties about the underlying assets. If there is a material breach of such representations and warranties, Merrill Lynch may have an obligation to repurchase the assets or indemnify the purchaser against any loss. For residential mortgage loan and other securitizations, the maximum potential amount that could be required to be repurchased is the current outstanding asset balance. Specifically related to First Franklin activities, there is currently approximately $29 billion (including loans serviced by others) of outstanding loans that First Franklin sold in various asset sales and securitization transactions where there may be an obligation to repurchase the asset or indemnify the purchaser against the loss if claims are made and it is ultimately determined that there has been a material breach related to such loans. The risk of repurchase under the First Franklin representations and warranties is evaluated by management based on an analysis of the unpaid principal balance on the loans sold along with historical payment experience and general market conditions. The repurchase reserve liability arising from these First Franklin residential mortgage sales and securitization transactions was approximately $610 million at June 30, 2009.

See Note 11 of the 2008 Annual Report for additional information on guarantees.

Note 15. Employee Benefit Plans

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

Effective January 1, 2009, Merrill Lynch’s employee benefit plans were assumed by Bank of America.

Defined Benefit Pension Plans

Pension cost for the three and six months ended June 30, 2009 and June 27, 2008, for Merrill Lynch’s defined benefit pension plans, included the following components:

(dollars in millions)
	Successor Company
	Three Months Ended			Six Months Ended
	June 30, 2009			June 30, 2009
	U.S. Plans	Non-U.S. Plans	Total	U.S. Plans	Non-U.S. Plans	Total

Service cost	$-	$7	$7	$-	$13	$13
Interest cost	24	18	42	49	35	84
Expected return on plan assets	(37)	(18)	(55)	(74)	(35)	(109)

Total defined benefit pension cost	$(13)	$7	$(6)	$(25)	$13	$(12)

(dollars in millions)
	Predecessor Company
	Three Months Ended			Six Months Ended
	June 27, 2008			June 27, 2008
	U.S. Plans	Non-U.S. Plans	Total	U.S. Plans	Non-U.S. Plans	Total

Service cost	$-	$7	$7	$-	$14	$14
Interest cost	24	21	45	48	43	91
Expected return on plan assets	(29)	(21)	(50)	(59)	(43)	(102)
Amortization of net (gains)/losses, prior service costs and other	-	3	3	-	6	6

Total defined benefit pension cost	$(5)	$10	$5	$(11)	$20	$9

Merrill Lynch disclosed in its 2008 Annual Report that it expected to pay $1 million of benefit payments to participants in the U.S. non-qualified pension plan and that it expected to contribute $120 million and $55 million, respectively, to its U.S. and non-U.S. defined benefit pension plans in 2009. Merrill Lynch does not expect its contributions to differ significantly from amounts previously disclosed.

Postretirement Benefits Other Than Pensions

Other postretirement benefit cost for the three and six months ended June 30, 2009 were $5 million and $9 million, respectively, and were $(3) million and $0 for the three and six months ended June 27, 2008. Approximately 93% of the postretirement benefit cost components for the period relate to the U.S. postretirement plan.

Note 16. Income Taxes

Merrill Lynch is under examination by the Internal Revenue Service (“IRS”) and other tax authorities in countries and states in which Merrill Lynch has significant business operations. The tax years under examination vary by jurisdiction. The IRS audits for the years 2005, 2006 and 2007 may be completed in 2009. The IRS proposed adjustments for two issues in the audit for the tax year 2004 which Merrill Lynch has protested to the Appeals office. The issues involve eligibility for the dividend received deduction and foreign tax credits with respect to certain transactions. Similarly, Merrill Lynch intends to protest any proposed adjustments for these two issues for years 2005, 2006 and 2007. During 2008, the Japanese tax authorities completed the audit of the fiscal tax years April 1, 2003 through March 31, 2007. An assessment reflecting the Japanese tax authorities’ view that certain income on which Merrill Lynch previously paid income tax to other international jurisdictions, primarily the U.S., should have been allocated to Japan was issued and paid in 2008. Similar to the Japan tax assessment received in 2005, Merrill Lynch is in the process of obtaining clarification from international authorities (Competent Authority) on the appropriate allocation of income among multiple jurisdictions to prevent double taxation. The audits in the U.K. for the tax year 2006 and in Germany for the tax year 2007 are also in progress and may be completed during 2009. The Canadian tax authorities completed the audit for the tax years 2004 and 2005 during the first quarter of 2009. New York State and New York City audits are in progress for the years 2002 through 2006.

Depending on the outcomes of multi-jurisdictional global audits and the ongoing Competent Authority proceeding with respect to the Japan assessments, it is reasonably possible Merrill Lynch’s unrecognized tax benefits, which were approximately $2 billion as of June 30, 2009, may be reduced during the next 12 months, either because Merrill Lynch’s tax positions are sustained on audit or Merrill Lynch agrees to settle certain issues. Merrill Lynch’s unrecognized tax benefits may decrease by as much as $311 million during that period since resolved items would be removed from the unrecognized tax benefit balance whether their resolution resulted in payment or recognition.

On June 30, 2009, Merrill Lynch’s net deferred tax asset was approximately $19 billion. This balance included the January 1, 2009 impact of measuring Merrill Lynch’s deferred tax assets and liabilities under the acquisition method of accounting in accordance with SFAS No. 141(R). This measurement process resulted in an adjustment to certain deferred tax assets and liabilities, including a $1 billion reduction to valuation allowances primarily associated with the U.S. federal capital losses and foreign tax credit carryforwards. The remeasured net deferred tax asset includes carryforward amounts generated in the U.S. and U.K. that are deductible in the future as net operating losses (“NOLs”). The U.K. NOL deferred tax asset of approximately $10 billion has an unlimited carryforward period but, due to change-in-control limitations in the three years prior to and following the change in ownership, can be jeopardized by certain major changes in the nature or conduct of the U.K. businesses. The U.S. federal NOL of $12 billion, which is represented by a deferred tax asset of approximately $4 billion, can be carried forward against future tax periods of Bank of America until 2028. Merrill Lynch has concluded that no valuation allowances are necessary to reduce NOL deferred tax assets since estimated future taxable income will more likely than not be sufficient to utilize the assets prior to expiration. Due to capital gains recognized by Bank of America during the quarter ended June 30, 2009, Merrill Lynch’s effective tax rate reflects the release of $750 million of a valuation allowance attributable to its federal capital loss carryforward during 2009.

Note 17. Regulatory Requirements

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

As a wholly-owned subsidiary of Bank of America, a bank holding company that is also a financial holding company, Merrill Lynch is subject to the oversight of, and inspection by, the Board of Governors of the Federal Reserve System.

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

Securities Regulation

As a registered broker-dealer, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 (“the Rule”). Under the alternative method permitted by the Rule, the minimum required net capital, as defined, shall be the greater of 2% of aggregate debit items (“ADI”) arising from customer transactions or $500 million in accordance with Appendix E of the Rule. At June 30, 2009, MLPF&S’s regulatory net capital of $5.0 billion was approximately 52% of ADI, and its regulatory net capital in excess of the SEC minimum required was $4.5 billion.

As a futures commission merchant, MLPF&S is also subject to the capital requirements of the Commodity Futures Trading Commission (“CFTC”), which requires that minimum net capital should not be less than 8% of the total customer risk margin requirement plus 4% of the total non-customer risk margin requirement. MLPF&S regulatory net capital of $5.0 billion exceeded the CFTC minimum requirement of $575 million by $4.4 billion.

Merrill Lynch International (“MLI”), a U.K. regulated investment firm, is subject to capital requirements of the Financial Services Authority (“FSA”). Financial resources, as defined, must exceed the total financial resources requirement set by the FSA. At June 30, 2009, MLI’s financial resources were $16.7 billion, exceeding the minimum requirement by $4.1 billion.

Merrill Lynch Japan Securities Co., Ltd. (“MLJS”), a Japan-based regulated broker-dealer, is subject to capital requirements of the Japanese Financial Services Agency (“JFSA”). Net capital, as defined, must exceed 120% of the total risk equivalents requirement of the JFSA. At June 30, 2009, MLJS’s net capital was $1.4 billion, exceeding the minimum requirement by $716 million.

Merrill Lynch Government Securities Inc. (“MLGSI”) was a primary dealer in U.S. Government securities. As a result of the Bank of America acquisition of Merrill Lynch, MLGSI was delisted as a primary U.S. Government securities dealer in February 2009.

Banking Regulation

Merrill Lynch Bank USA (“MLBUSA”) is a Utah-chartered industrial bank, regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the State of Utah Department of Financial Institutions (“UTDFI”). Merrill Lynch Bank & Trust Co., FSB (“MLBT-FSB”) is a full service thrift institution regulated by the Office of Thrift Supervision (“OTS”), whose deposits are insured by the FDIC. Both MLBUSA and MLBT-FSB are required to maintain capital levels that at least equal minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the banks. The following table illustrates the actual capital ratios and capital amounts for MLBUSA and MLBT-FSB as of June 30, 2009.

(dollars in millions)
	Well	MLBUSA		MLBT-FSB
	Capitalized	Actual	Actual	Actual	Actual
	Minimum	Ratio	Amount	Ratio	Amount

Tier 1 leverage	5%	9.14%	$5,767	9.44%	$3,308
Tier 1 capital	6%	17.22%	5,767	13.73%	3,308
Total capital	10%	17.51%	5,867	14.50%	3,493

As a result of its ownership of MLBT-FSB, ML & Co. is registered with the OTS as a savings and loan holding company (“SLHC”) and is subject to regulation and examination by the OTS as a SLHC. As a result of the Bank of America acquisition, ML & Co. has requested that it be deregistered as a SLHC.

Merrill Lynch International Bank Limited (“MLIB”), an Ireland-based regulated bank, is subject to the capital requirements of the Irish Financial Services Regulatory Authority (“IFSRA”). MLIB is required to meet minimum regulatory capital requirements under the European Union (“EU”) banking law as implemented in Ireland by the IFSRA. At June 30, 2009, MLIB’s financial resources were $15.1 billion, exceeding the minimum requirement by $4.0 billion.

See Note 21 for subsequent events information regarding MLBUSA and MLBT-FSB.

Note 18. Discontinued Operations

During the three and six months ended June 27, 2008, Merrill Lynch recorded pre-tax losses of $32 million and $57 million, and net losses of $20 million and $13 million within discontinued operations. Such results were associated with Merrill Lynch Life Insurance Company and ML Life Insurance Company of New York, which were sold in 2007, and Merrill Lynch Capital, which was sold in 2008.

Note 19. Restructuring Charge

Merrill Lynch recorded a pre-tax restructuring charge of approximately $486 million during 2008, of which $445 million was recorded in the three and six months ended June 27, 2008. The full year 2008 charge was comprised of severance costs of $348 million and expenses related to the accelerated amortization of previous granted equity-based compensation awards of $138 million.

During 2008, Merrill Lynch made cash payments, primarily severance related, of $331 million, resulting in a remaining liability balance of $17 million as of December 26, 2008. During the first half of 2009, Merrill Lynch made cash payments, primarily severance related, of $7 million, resulting in a remaining liability balance of $10 million as of June 30, 2009. This liability is recorded in other payables on the Condensed Consolidated Balance Sheets.

Note 20. Related Party Transactions

Merrill Lynch has entered into various transactions with Bank of America, primarily in connection with certain sales and trading and financing activities. Details on amounts receivable from and payable to Bank of America as of June 30, 2009 are presented below:

Receivables from Bank of America are comprised of:

(dollars in millions)

Cash and cash equivalents	$1,708
Cash and securities segregated for regulatory purposes	210
Receivables under resale agreements and securities borrowed transactions	653
Trading assets	383
Other receivables	33
Other assets	28

Total	$3,015

Payables to Bank of America are comprised of:

(dollars in millions)

Payables under repurchase agreements	$13,402
Payables under securities loaned transactions	10,903
Short-term borrowings	6,031
Trading liabilities	303
Other payables	1,117

Total	$31,756

Revenues and expenses related to transactions with Bank of America were not material for the three and six months ended June 30, 2009.

Note 21. Subsequent Events

Sale of U.S. Banks to Bank of America:

During the second quarter of 2009, the separate boards of directors of MLBUSA and MLBT-FSB approved the sale of their respective entities to a subsidiary of Bank of America.

In both transactions, Merrill Lynch will sell the shares of the respective entity to Bank of America. The sale price will be equal to the net book value of the respective entity as of the date of transfer, and consideration will be in the form of floating rate demand notes payable from Bank of America to Merrill Lynch. The demand notes will be established at market rates at the time of each sale.

The MLBUSA sale was completed on July 1, 2009. At that time, MLBUSA was merged into Bank of America, N.A., a subsidiary of Bank of America. The sale of MLBT-FSB is expected to be completed on or about October 1, 2009. At June 30, 2009, the total assets of MLBUSA and MLBT-FSB were $68 billion and $35 billion, respectively.

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

Introduction

Merrill Lynch was formed in 1914 and became a publicly traded company on June 23, 1971. In 1973, we created the holding company, ML & Co., a Delaware corporation that, through its subsidiaries, is one of the world’s leading capital markets, advisory and wealth management companies. We are a leading global trader and underwriter of securities and derivatives across a broad range of asset classes, and we serve as a strategic advisor to corporations, governments, institutions and individuals worldwide. In addition, as of June 30, 2009, we owned approximately half of the economic interest of BlackRock, Inc. (“BlackRock”), one of the world’s largest publicly traded investment management companies with approximately $1.4 trillion in assets under management at June 30, 2009. See “Executive Overview — Other Events” for additional information regarding our investment in BlackRock.

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

Effective January 1, 2009, Merrill Lynch adopted calendar quarter-end and year-end reporting periods to coincide with those of Bank of America. As a result, the following discussion of the results of operations for the second quarter of 2009 refers to the period from April 1, 2009 through June 30, 2009, while the results for the first six months of 2009 refers to the period from January 1, 2009 through June 30, 2009. The second quarter of 2008 refers to the period from March 29, 2008 through June 27, 2008, and the first six months of 2008 refers to the period from December 29, 2007 through June 27, 2008. The intervening period between Merrill Lynch’s previous fiscal year end (December 26, 2008) and the beginning of the first quarter of 2009 (January 1, 2009) is presented separately on the Condensed Consolidated Statements of Earnings / (Loss).

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

Executive Overview

Company Results

We reported a net (loss) / earnings from continuing operations for the three and six months ended June 30, 2009 of $(1.8) billion and $1.8 billion. These results compare with net losses from continuing operations of $(4.6) billion and $(6.6) billion for the three and six months ended June 27, 2008. Revenues, net of interest expense (“net revenues”) for the three and six months ended June 30, 2009 were $2.2 billion and $12.1 billion, compared with negative $2.1 billion in the three months ended June 27, 2008 and $818 million in the six months ended June 27, 2008. The pre-tax (loss) / earnings from continuing operations was $(2.9) billion for the three months ended June 30, 2009 and $2.4 billion for the six month period. Pre-tax losses were $(8.1) billion and $(11.4) billion in the three and six months ended June 27, 2008. The results for both periods in 2008 included a restructuring charge of $445 million arising from staff reductions completed during the second quarter of 2008.

The results for the second quarter of 2009 reflected improved sales and trading results as compared with the prior year. Net revenues increased due primarily to higher revenues from fixed income trading activities, including mortgage and credit products, which generated positive trading revenues in the current year as compared with significant net write-downs recorded in the prior year period. These increases were partially offset by lower revenues from equities and rates and currency products. In addition, net revenues for the second quarter of 2009 were adversely affected by net losses of $3.6 billion due to the impact of the narrowing of Merrill Lynch’s credit spreads on the carrying value of certain of Merrill Lynch’s long-term debt liabilities. The results for the six month period ended June 30, 2009 also reflected higher revenues from fixed income trading as compared with the losses recorded in the prior year. The results for the first half of 2009 also included a $1.4 billion net loss due to the impact of the narrowing of Merrill Lynch’s credit spreads on the carrying value of certain of Merrill Lynch’s long-term debt liabilities. The results for both the second quarter and six month periods of 2009 reflected lower investment banking revenues and lower revenues from our global wealth management activities.

In the 2008 quarterly period, net revenues and earnings were adversely affected by net losses within our fixed income trading business, which included write-downs of $3.5 billion related to U.S. asset-backed collateralized debt obligations (“ABS CDOs”) and $2.9 billion of credit valuation adjustments related to hedges with financial guarantors, about half of which related to U.S. super senior ABS CDOs. Other significant net losses included $1.7 billion in the investment securities portfolio of Merrill Lynch’s U.S. banks, as well as $1.3 billion from certain residential mortgage exposures. The results for the six months ended June 27, 2008 included net losses related U.S. ABS CDOs of $5.0 billion; credit valuation adjustments related to hedges with financial guarantors of $5.9 billion; net losses related to the investment securities portfolio of Merrill Lynch’s U.S. banks of $2.1 billion; and net losses related to certain residential mortgage exposures of $2.0 billion. The losses for the six month period were partially offset by a net gain of $2.2 billion due to the impact of the widening of Merrill Lynch’s credit spreads on the carrying value of certain of Merrill Lynch’s long-term debt liabilities.

Transactions with Bank of America

Subsequent to the Bank of America acquisition, certain assets and liabilities were transferred at fair value between Merrill Lynch and Bank of America. These transfers were made in connection with efforts to manage risk in a more effective and efficient manner at the consolidated Bank of America level. The assets and liabilities transferred related to sales and trading activities and included positions associated with the rates and currency, equity and mortgage products trading businesses. During the six months ended June 30, 2009, these transfers included approximately $47 billion each of assets and liabilities transferred from Merrill Lynch to Bank of America, primarily U.S. matched book repurchase positions and mortgage positions. Approximately $40 billion of assets and $18 billion of liabilities were transferred from Bank of America to Merrill Lynch, primarily equity-related positions. In the future, Merrill Lynch and Bank of America may continue to transfer certain assets and liabilities to (and from) each other.

Other Events

On June 12, 2009, BlackRock agreed to purchase Barclays Global Investors from Barclays, Plc. and upon the closing of this transaction, which is anticipated to occur in the fourth quarter of 2009, we will record an adjustment to our investment in BlackRock. This acquisition has the effect of diluting our ownership interest in BlackRock, which for accounting purposes will be treated as a sale of a portion of our ownership interest. As a result, our economic interest in BlackRock will be reduced from approximately 50 percent to approximately 35 percent.

On January 16, 2009, due to larger than expected fourth quarter losses at Merrill Lynch, the U.S. government and Bank of America entered into an agreement in principle in which the U.S. government would provide protection against the possibility of unusually large losses on a pool of Bank of America’s financial instruments. As of the time of filing this document, Bank of America does not intend to enter into a binding agreement with the U.S. government and negotiations are continuing.

Subsequent Events: Sale of U.S. Banks to Bank of America

During the second quarter of 2009, the separate boards of directors of Merrill Lynch Bank USA (“MLBUSA”) and Merrill Lynch Bank & Trust Co., FSB (“MLBT-FSB”) approved the sale of their respective entities to a subsidiary of Bank of America.

In both transactions, Merrill Lynch will sell the shares of the respective entity to Bank of America. The sale price will be equal to the net book value of the respective entity as of the date of transfer, and consideration will be in the form of floating rate demand notes payable from Bank of America to Merrill Lynch. The demand notes will be established at market rates at the time of each sale.

The MLBUSA sale was completed on July 1, 2009. At that time, MLBUSA was merged into Bank of America, N.A., a subsidiary of Bank of America. The sale of MLBT-FSB is expected to be completed on or about October 1, 2009. At June 30, 2009, the total assets of MLBUSA and MLBT-FSB were $68 billion and $35 billion, respectively.

Results Of Operations

(dollars in millions, except per share amounts)
					% Change between the	% Change between the
	Successor Company		Predecessor Company		Three Months Ended	Six Months Ended
	Three Months	Six Months	Three Months	Six Months	June 30, 2009 and	June 30, 2009 and
	Ended	Ended	Ended	Ended	the Three Months	the Six Months
	June 30,	June 30,	June 27,	June 27,	Ended June 27,	Ended June 27,
	2009	2009	2008	2008	2008	2008

Revenues
Principal transactions	$(1,515)	$4,263	$(4,083)	$(6,501)	N/M %	N/M %
Commissions	1,490	2,733	1,811	3,700	(18)	(26)
Managed account and other fee-based revenues	1,018	2,121	1,399	2,854	(27)	(26)
Investment banking	862	1,468	1,158	2,075	(26)	(29)
Earnings from equity method investments	54	94	111	542	(51)	(83)
Other (includes $294 million of debt other-than-temporary impairment losses in 2009)	783	1,043	(1,875)	(3,324)	N/M	N/M

Subtotal	2,692	11,722	(1,479)	(654)	N/M	N/M
Interest and dividend revenues	2,440	6,819	7,535	19,396	(68)	(65)
Less interest expense	2,969	6,424	8,172	17,924	(64)	(64)

Net interest (expense) profit	(529)	395	(637)	1,472	(17)	(73)
Revenues, net of interest expense	2,163	12,117	(2,116)	818	N/M	N/M

Non-interest expenses:
Compensation and benefits	3,294	6,436	3,491	7,687	(6)	(16)
Communications and technology	497	894	566	1,121	(12)	(20)
Brokerage, clearing, and exchange fees	240	492	370	757	(35)	(35)
Occupancy and related depreciation	298	553	328	637	(9)	(13)
Professional fees	149	248	263	505	(43)	(51)
Advertising and market development	54	159	166	342	(67)	(54)
Office supplies and postage	37	77	55	112	(33)	(31)
Other	483	902	311	624	55	45
Restructuring Charge	-	-	445	445	N/M	N/M

Total non-interest expenses	5,052	9,761	5,995	12,230	(16)	(20)

Pre-tax (loss)/earnings from continuing operations	(2,889)	2,356	(8,111)	(11,412)	N/M	N/M
Income tax (benefit)/expense	(1,069)	516	(3,477)	(4,809)	N/M	N/M

Net (loss)/earnings from continuing operations	(1,820)	1,840	(4,634)	(6,603)	N/M	N/M

Discontinued operations:
Pre-tax (loss) from discontinued operations	-	-	(32)	(57)	N/M	N/M
Income tax (benefit)	-	-	(12)	(44)	N/M	N/M

Net (loss) from discontinued operations	-	-	(20)	(13)	N/M	N/M

Net (loss)/earnings	(1,820)	1,840	(4,654)	(6,616)	N/M	N/M
Preferred stock dividends	38	53	237	411	N/M	N/M

Net (loss)/earnings applicable to common stockholders	$(1,858)	$1,787	$(4,891)	$(7,027)	N/M	N/M

Basic (loss) per common share from continuing operations	N/A	N/A	$(4.95)	$(7.17)	N/M	N/M
Basic (loss) per common share from discontinued operations	N/A	N/A	(0.02)	(0.01)	N/M	N/M

Basic (loss) per common share	N/A	N/A	$(4.97)	$(7.18)	N/M	N/M

Diluted (loss) per common share from continuing operations	N/A	N/A	$(4.95)	$(7.17)	N/M	N/M
Diluted (loss) per common share from discontinued operations	N/A	N/A	(0.02)	(0.01)	N/M	N/M

Diluted (loss) per common share	N/A	N/A	$(4.97)	$(7.18)	N/M	N/M

Book value per share	N/M	N/M	$21.43	$21.43

Note: Certain prior period amounts have been reclassified to conform to the current period presentation.
N/M = Not meaningful.
N/A = Earnings per share information is not applicable to the Successor Company period since Merrill Lynch is now a wholly-owned subsidiary of Bank of America.

Quarterly Consolidated Results of Operations

Our net loss from continuing operations for the second quarter of 2009 was $1.8 billion compared with a net loss of $4.6 billion for the second quarter of 2008. Net revenues for the three months ended June 30, 2009 were $2.2 billion compared with negative $2.1 billion for the prior year period. The results in 2009 primarily reflected improved performance from our fixed income trading businesses. The quarter’s results also included a $3.6 billion loss due to the impact of the narrowing of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities. The net losses for the quarter ended June 27, 2008 were primarily driven by our fixed income businesses and were materially impacted by the challenging market environment that existed during that period. Such conditions resulted in net losses on U.S. ABS CDOs, credit valuation adjustments related to hedges, and certain mortgage-related exposures.

Principal transactions revenues include both realized and unrealized gains and losses on trading assets and trading liabilities and investment securities classified as trading investments. Principal transactions revenues were negative $1.5 billion for the three months ended June 30, 2009 compared with negative $4.1 billion for the three months ended June 27, 2008. The negative principal transactions revenues in the second quarter of 2009 were primarily driven by a $3.6 billion loss due to the impact of the narrowing of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities. Equity trading revenues decreased as compared with the prior year, primarily reflecting lower revenues associated with certain structured equity financing activities within our global markets financing and services business. Revenues from rates and currency products declined due to the impact of credit valuation adjustments on certain derivative positions as well as a less favorable trading environment as compared with the prior year. Revenues from other fixed income trading activities increased, including mortgage and credit products, reflecting improved results in the current year as compared with the significant net write-downs recorded in the prior year period. In the second quarter of 2008, the negative principal transaction revenues were driven primarily by net losses in our fixed income trading businesses, which included our U.S. ABS CDO and residential mortgage-related businesses. 2008’s results reflected the difficult market conditions that existed during that period, including the deterioration of the credit markets, lower levels of liquidity, increased volatility and a weaker U.S. housing market. Such conditions resulted in net losses that included $3.5 billion related to U.S. ABS CDOs, $2.9 billion of credit valuation adjustments related to hedges with financial guarantors, $1.7 billion related to the investment securities portfolio of our U.S. banks, and $1.3 billion related to certain residential mortgage exposures.

Net interest profit is a function of (i) the level and mix of total assets and liabilities, including trading assets owned, deposits, financing and lending transactions, and trading strategies associated with our businesses, and (ii) the prevailing level, term structure and volatility of interest rates. Net interest profit is an integral component of trading activity. In assessing the profitability of our client facilitation and trading activities, we view principal transactions and net interest profit in the aggregate as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause the mix of principal transactions and net interest profit to fluctuate from period to period. Net interest profit was negative $529 million for the three months ended June 30, 2009 as compared with negative $637 million in the prior year period. Interest revenues declined as a result of lower asset levels and stated interest rates on those assets. Interest expense also decreased due to reduced funding levels and lower interest rates on such funding in our sales and trading businesses. The results in both periods were also affected by interest expenses associated with certain structured equity financing activities within our global markets financing and services business. The effect of the higher net interest expense associated with the structured equity financing activities is offset in Principal transactions revenues.

Commissions revenues primarily arise from agency transactions in listed and OTC equity securities and commodities, insurance products and options. Commissions revenues also include distribution fees for promoting and distributing mutual funds. Commissions revenues were $1.5 billion for the three months ended June 30, 2009, down 18% from the prior year period, driven primarily by lower revenues from our global cash equity trading business resulting from lower transaction volumes. Commission revenues from our global wealth management activities also declined as compared with the prior year as challenging market conditions resulted in reduced transaction volume for certain products.

Managed accounts and other fee-based revenues primarily consist of asset-priced portfolio service fees earned from the administration of separately managed and other investment accounts for retail investors, annual account fees, and certain other account-related fees. Managed accounts and other fee-based revenues were $1.0 billion for the three months ended June 30, 2009, a decrease of 27% from the prior year period. The decline was primarily due to lower fee-based revenues from our global wealth management activities, driven by lower fee-based asset levels as a result of difficult market conditions, including a decline in equity valuations.

Investment banking revenues include (i) origination revenues representing fees earned from the underwriting of debt, equity and equity-linked securities, as well as loan syndication and commitment fees and (ii) strategic advisory services revenues including merger and acquisition and other investment banking advisory fees. Investment banking revenues were $862 million for the three months ended June 30, 2009, down 26% from the prior year period. As a result of Bank of America’s acquisition of Merrill Lynch, beginning in 2009, certain debt origination activities that were formerly conducted by Merrill Lynch are now being conducted within the Bank of America platform, while certain equity origination activities that were formerly conducted by Bank of America are now being conducted within the Merrill Lynch platform.

Earnings from equity method investments include our pro rata share of income and losses associated with investments accounted for under the equity method of accounting. Earnings from equity method investments were $54 million for the three months ended June 30, 2009, down from $111 million for the three months ended June 27, 2008. The decrease primarily reflected lower revenues from certain investments, including alternative investment management companies. The prior year quarter also included revenues associated with our investment in Bloomberg, L.P., which was sold in July 2008. Refer to Note 5 of the 2008 Annual Report for further information on equity method investments.

Other revenues include gains and losses on investment securities, including certain available-for-sale securities, gains and losses on private equity investments, and gains and losses on loans and other miscellaneous items. Other revenues were $783 million for the three months ended June 30, 2009, compared with negative $1.9 billion in the prior year period. Other revenues in 2009 were primarily associated with an increase in the value of certain loans that are accounted for under the fair value option in accordance with SFAS No. 159, Fair Value Option for Certain Financial Assets and Liabilities. The results for 2009 also included revenues associated with the increase in the fair value of certain private equity investments, whereas the prior year period included write-downs on certain private equity investments due primarily to the decline in the value of certain publicly traded investments. The negative revenues for 2008 primarily reflected other-than-temporary impairment charges on available for sale securities within our U.S. banks investment securities portfolio of approximately $1.7 billion and write-downs of approximately $348 million on leveraged finance commitments.

Compensation and benefits expenses were $3.3 billion for the three months ended June 30, 2009 and $3.5 billion in the prior year period. The year over year decrease primarily reflects lower compensation costs as a result of reduced headcount levels. In addition, amortization expense associated with prior year stock-based compensation awards decreased as a result of the revaluation of these awards due to purchase accounting adjustments that were recorded in connection with the acquisition of Merrill Lynch by Bank of America.

Non-compensation expenses were $1.8 billion for the quarter ended June 30, 2009, down 15% (excluding the restructuring charge discussed below) from 2008. Brokerage, clearing and exchange fees were $240 million, down 35%, primarily associated with decreased transaction volumes. Professional fees were $149 million, down 43% primarily due to lower legal and consulting fees. Advertising and market development costs were $54 million, down 67% primarily due to lower travel and entertainment expenses as well as lower promotion and marketing expenses. Other expenses were $483 million, an increase of 55% from the prior year, primarily reflecting the amortization of intangible assets that were recorded in connection with the acquisition of Merrill Lynch by Bank of America, as well as higher insurance expenses. Non-compensation expenses for the second quarter of 2008 included a restructuring charge of $445 million, primarily related to severance costs and the accelerated amortization of previously granted stock awards arising from staff reductions completed during that quarter. Refer to Note 19 to the Condensed Consolidated Financial Statements for additional information on the restructuring charge.

Income tax expense (benefit) from continuing operations was $(1.1) billion for the three months ended June 30, 2009 compared with $(3.5) billion for the comparable period in 2008. The effective tax rate for the second quarter of 2009 was 37.0% compared with 42.9% in the prior year period. The change in the effective tax rate reflects the absence of the 2008 tax benefit attributable to a loss on foreign subsidiary stock, partially offset by the release of a valuation allowance related to certain U.S. capital loss carryforwards. During the second quarter of 2009, Bank of America recognized capital gains against which a portion of the U.S. capital loss carryforwards may be utilized. Merrill Lynch’s effective tax rate reflects the release of $750 million of a valuation allowance attributable to its U.S. capital loss carryforward during 2009.

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

Year-to-Date Consolidated Results of Operations

For the first six months of 2009, our net income from continuing operations was $1.8 billion, compared with a net loss from continuing operations of $6.6 billion in the prior-year period. Net revenues for the first half of 2009 were $12.1 billion compared with $818 million in the prior-year period. The increase in net revenues primarily reflected improved fixed income trading results, including mortgage and credit products. These increases were partially offset by lower equity trading revenues and a net loss of $1.4 billion due to the impact of the narrowing of Merrill Lynch’s credit spreads on the carrying value of certain of Merrill Lynch’s long-term debt liabilities. The results for the first half of 2008 included net losses related to U.S. ABS CDOs of $5.0 billion, credit valuation adjustments related to hedges with financial guarantors of $5.9 billion, net losses related to the investment securities portfolio of Merrill Lynch’s U.S. banks of $2.1 billion, net losses related to certain residential mortgage exposures of $2.0 billion, and leveraged finance commitment write-downs of $1.3 billion. These losses were partially offset by a net benefit related to credit spread widening on certain of our long-term debt liabilities of $2.2 billion.

Compensation and benefits expenses were $6.4 billion for the first half of 2009, down 16% from $7.7 billion in the first half of 2008 due primarily to the same reasons as the quarterly decline.

Non-compensation expenses were $3.3 billion for the first half of 2009, a decline of 19% (excluding the restructuring charge) from the first half of 2008. Brokerage, clearing, and exchange fees were $492 million, down 35% primarily due to decreased transaction volumes. Professional fees were $248 million, down 51% primarily due to lower legal and consulting fees. Advertising and market development costs were $159 million, down 54% primarily due to lower travel and entertainment expenses as well as lower promotion and marketing expenses. Other expenses were $902 million, an increase of 45% from the prior year, primarily reflecting the amortization of intangible assets that were recorded in connection with the acquisition of Merrill Lynch by Bank of America.

Income tax expense (benefit) was $516 million for the six months ended June 30, 2009 compared with $(4.8) billion for the prior year period. The effective tax rate for the first half of 2009 was 21.9% compared with 42.1% in the prior year period. The changes in the effective tax rates are discussed in the “Results of Operations — Quarterly Results of Operations” section above.

U.S. ABS CDO and Other Mortgage-Related Activities

Capital markets showed some signs of improvement in the first half of 2009. Market dislocations that occurred throughout 2008 continued to impact our results in the first half of 2009, but to a lesser extent in comparison with the losses we incurred on CDOs and other mortgage related products in the first half of 2008.

Residential Mortgage, U.S. Super Senior ABS CDO and Commercial Mortgage-Related Activities (excluding the Investment Securities Portfolio)

The following table provides a summary of our U.S. super senior ABS CDO, residential and commercial mortgage-related net exposures, excluding net exposures to residential and commercial mortgage-backed securities held in our investment securities portfolio, which are described in the Investment Securities Portfolio section below.

(Excluding the investment securities portfolio)
	Net	Net	Net
	exposures as	exposures as	exposures as
	of Dec. 26,	of Mar. 31,	of June 30,
(dollars in millions)	2008	2009	2009

Residential Mortgage-Related
U.S. Prime(1)	$34,799	$32,980	$33,226

Other Residential:
U.S. Sub-prime	$195	$(504)	$(233)
U.S. Alt-A	27	29	34
Non-U.S.	3,380	2,869	3,178

Total Other Residential(2)	$3,602	$2,394	$2,979

U.S. Super Senior ABS CDO	$708	$562	$94

Commercial Real Estate:
Whole Loans/Conduits	$3,845	$3,523	$3,765
Securities and Derivatives	174	(424)	(652)
Real Estate Investments	5,685	3,872	4,054

Total Commercial Real Estate, excluding First Republic Bank	$9,704	$6,971	$7,167

First Republic Bank Commercial Real Estate	$3,119	$4,944	$5,280

(1)	As of June 30, 2009, net exposures include approximately $30.2 billion of prime loans originated with clients of our global wealth management business (of which $13.5 billion were originated by First Republic Bank).
(2)	Includes warehouse lending, whole loans and residential mortgage-backed securities.

U.S. ABS CDO Activities

In September 2008, we sold $30.6 billion gross notional amount of U.S. super senior ABS CDOs (the “Portfolio”) to an entity owned and controlled by Lone Star Funds (“Lone Star”) for a sales price of $6.7 billion. We provided a financing loan to the purchaser for approximately 75% of the purchase price. The recourse on this loan, which is not included in the table above, is limited to the assets of the purchaser, which consist solely of the Portfolio. All cash flows and distributions from the Portfolio (including sale proceeds) will be applied in accordance with a specified priority of payments. The loan had a carrying value of $4.6 billion at June 30, 2009. Events of default under the loan are customary events of default, including failure to pay interest when due and failure to pay principal at maturity. As of June 30, 2009, all scheduled payments on the loan have been received.

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

We hedged a portion of our long exposures to U.S. super senior ABS CDOs with certain financial guarantors through the execution of CDS that are structured to replicate standard financial guaranty insurance policies, which provide for timely payment of interest and/or ultimate payment of principal at their scheduled maturity date. CDS gains and losses are based on the fair value of the referenced ABS CDOs. Based on the creditworthiness of the financial guarantor hedge counterparties, we record credit valuation adjustments in estimating the fair value of the CDS.

At June 30, 2009, the carrying value of our hedges with financial guarantors related to U.S. super senior ABS CDOs was $1.1 billion.

In addition to hedges with financial guarantors on U.S. super senior ABS CDOs, we also have hedges on certain long exposures related to corporate CDOs, Collateralized Loan Obligations (“CLOs”), Residential Mortgage-Backed Securities (“RMBS”) and Commercial Mortgage-Backed Securities (“CMBS”). At June 30, 2009, the carrying value of our hedges with financial guarantors related to these types of exposures was $5.3 billion, of which approximately 30% pertains to CLOs and various high grade basket trades. The other 70% relates primarily to CMBS and RMBS in the U.S. and Europe.

The following table provides a summary of our total financial guarantor exposures to other referenced assets, as described above, other than U.S. super senior ABS CDOs, as of June 30, 2009.

(dollars in millions)
			Mark-to-Market
Credit Default Swaps with Financial			Prior to	Life-to-Date
Guarantors (Excluding U.S. Super	Notional of	Net	Credit Valuation	Credit Valuation	Carrying
Senior ABS CDO)	CDS(1)	Exposure(2)	Adjustments	Adjustments	Value(4)

By counterparty credit quality(3)
AAA	$(12,020)	$(9,535)	$2,485	$(725)	$1,760
BBB	(18,382)	(11,807)	6,575	(3,603)	2,972
Non-investment grade or unrated	(8,881)	(7,005)	1,876	(1,287)	589

Total financial guarantor exposures	$(39,283)	$(28,347)	$10,936	$(5,615)	$5,321

(1)	Represents the gross notional amount of CDS purchased as protection to hedge predominantly Corporate CDO, CLO, RMBS & CMBS exposure. Amounts do not include exposure with financial guarantors on U.S. super senior ABS CDOs which are reported separately above.
(2)	Represents the notional of the total CDS, net of gains prior to credit valuation adjustments.
(3)	Represents S&P rating band as of June 30, 2009.
(4)	The total carrying value as of March 31, 2009 and December 26, 2008 was $8,277 million and $7,770 million, respectively. The decrease in carrying value from March 31, 2009 primarily reflected a $2.8 billion decrease in CLO, corporate CDO and CMBS exposures, coupled with a $0.2 billion decrease resulting from terminated contracts with financial guarantors having a notional value of $9.5 billion.

Investment Securities Portfolio

The investment securities portfolio had historically consisted of investment securities comprising various asset classes held by MLBUSA and MLBT-FSB (the “Investment Securities Portfolio”). During the fourth quarter of 2008, in order to manage capital at MLBUSA, certain investment securities were transferred from MLBUSA to a consolidated non-bank entity. This transfer had no impact on how the investment securities were valued or the subsequent accounting treatment. As of June 30, 2009, the net exposure of this portfolio was $8.1 billion. The cumulative balances in other comprehensive income/(loss) as of December 26, 2008 associated with this portfolio were eliminated as of January 1, 2009 as a result of purchase accounting adjustments recorded in connection with the acquisition of Merrill Lynch by Bank of America. We regularly (at least quarterly) evaluate each security whose value has declined below amortized cost to assess whether the decline in fair value is other-than-temporary. We value RMBS based on observable prices and where prices are not observable, values are based on modeling the present value of projected cash flows that we expect to receive, based on the actual and projected performance of the mortgages underlying a particular securitization. Key determinants affecting our estimates of future cash flows include estimates for borrower prepayments, delinquencies, defaults, and loss severities.

A decline in a debt security’s fair value is considered to be other-than-temporary if it is probable that not all amounts contractually due will be collected. In assessing whether it is probable that all amounts contractually due will not be collected, we consider the following:

•	The period of time over which it is estimated that the fair value will increase from the current level to at least the amortized cost level, or until principal and interest is estimated to be received;

•	The period of time a security’s fair value has been below amortized cost;

•	The amount by which the security’s fair value is below amortized cost;

•	The financial condition of the issuer; and

•	Management’s intention to sell the security or if it is more likely than not that Merrill Lynch will be required to sell the security before the recovery of its amortized cost.

Refer to Note 1 to the Condensed Consolidated Financial Statements for additional information.

The following table provides a summary of the Investment Securities Portfolio’s net exposures and losses.

(dollars in millions)
	Net	Net	Unrealized	Other	Net
	exposures	gains/(losses)	gains/(losses)	net changes	exposures
	as of March 31,	reported in	included in OCI	in net	as of June 30,
	2009	income	(pre-tax)	exposures(1)	2009

Investment Securities Portfolio:
Sub-prime residential mortgage-backed securities	$1,730	$(39)	$257	$(231)	$1,717
Alt-A residential mortgage-backed securities	2,592	(182)	(146)	215	2,479
Commercial mortgage-backed securities	1,496	-	270	36	1,802
Prime residential mortgage-backed securities	1,612	(53)	84	(135)	1,508
Non-residential asset-backed securities	573	58	38	(389)	280
Non-residential CDOs	218	1	76	(70)	225
Agency residential asset-backed securities and other	147	6	19	(77)	95

Total	$8,368	$(209)	$598	$(651)	$8,106

(1)	Primarily represents principal paydowns, sales and hedges.

Off-Balance Sheet Exposures

As a part of our normal operations, we enter into various off-balance sheet arrangements that may require future payments. The table and discussion below outline our significant off-balance sheet arrangements, as well as their future expirations, as of June 30, 2009. Refer to Note 14 to the Condensed Consolidated Financial Statements for further information.

(dollars in millions)
	Expiration
		Less than	1 - 3	3+ - 5	Over 5
	Total	1 Year	Years	Years	Years

Standby liquidity facilities	$6,773	$3,937	$2	$2,834	$-
Auction rate security guarantees	745	745	-	-	-
Residual value guarantees	738	322	96	320	-
Standby letters of credit and other guarantees	32,926	2,246	1,102	315	29,263

Standby Liquidity Facilities

Merrill Lynch provides standby liquidity facilities to certain municipal bond securitization special purpose entities (“SPEs”). In these arrangements, Merrill Lynch is required to fund these standby liquidity facilities if the fair value of the assets held by the SPE declines below par value and certain other contingent events take place. In those instances where the residual interest in the securitized trust is owned by a third party, any payments under the facilities are offset by economic hedges entered into by Merrill Lynch. In those instances where the residual interest in the securitized trust is owned by Merrill Lynch, any requirement to pay under the facilities is considered remote because Merrill Lynch, in most instances, will purchase the senior interests issued by the trust at fair value as part of its dealer market-making activities. However, Merrill Lynch will have exposure to these purchased senior interests. Refer to Note 9 to the Condensed Consolidated Financial Statements for further information.

Auction Rate Security (“ARS”) Guarantees

Under the terms of its announced purchase program as augmented by the global agreement reached with the New York Attorney General, the Securities and Exchange Commission, the Massachusetts Securities Division and other state securities regulators, Merrill Lynch agreed to purchase ARS at par from its retail clients, including individual, not-for-profit, and small business clients. Certain retail clients with less than $4 million in assets with Merrill Lynch as of February 13, 2008 were eligible to sell eligible ARS to Merrill Lynch starting on October 1, 2008. Other eligible retail clients meeting specified asset requirements were eligible to sell ARS to Merrill Lynch beginning on January 2, 2009. The final date of the ARS purchase program is January 15, 2010. Under the ARS purchase program, the eligible ARS held in accounts of eligible retail clients at Merrill Lynch as of June 30, 2009 was $745 million. As of June 30, 2009 Merrill Lynch had purchased $8 billion of ARS from eligible clients. In addition, under the ARS purchase program, Merrill Lynch has agreed to purchase ARS from retail clients who purchased their securities from Merrill Lynch and transferred their accounts to other brokers prior to February 13, 2008. At June 30, 2009, a liability of $64 million has been recorded for our estimated exposure related to this guarantee.

Residual Value Guarantees

At June 30, 2009, residual value guarantees of $738 million included amounts associated with the Hopewell, NJ campus, aircraft leases and certain power plant facilities.

Standby Letters of Credit and Other FIN 45 Guarantees

Merrill Lynch provides guarantees to certain counterparties in the form of standby letters of credit in the amount of $2.4 billion. At June 30, 2009, Merrill Lynch held marketable securities of $372 million as collateral to secure these guarantees.

In connection with residential mortgage loan and other securitization transactions, Merrill Lynch typically makes representations and warranties about the underlying assets. If there is a material breach of such representations and warranties, Merrill Lynch may have an obligation to repurchase the assets or indemnify the purchaser against any loss. For residential mortgage loan and other securitizations, the maximum potential amount that could be required to be repurchased is the current outstanding asset balance. Specifically related to First Franklin activities, there is currently approximately $29 billion (including loans serviced by others) of outstanding loans that First Franklin sold in various asset sales and securitization transactions where there may be an obligation to repurchase the asset or indemnify the purchaser against the loss if claims are made and it is ultimately determined that there has been a material breach related to such loans. The repurchase reserve liability arising from these First Franklin residential mortgage sales and securitization transactions was approximately $610 million at June 30, 2009.

Derivatives

We record all derivative transactions at fair value on our Condensed Consolidated Balance Sheets. We do not monitor our exposure to derivatives based on the notional amount because that amount is not a relevant indicator of our exposure to these contracts, as it is not indicative of the amount that we would owe on the contract. Instead, a risk framework is used to define risk tolerances and establish limits to help to ensure that certain risk-related losses occur within acceptable, predefined limits. Since derivatives are recorded on the Condensed Consolidated Balance Sheets at fair value and the disclosure of the notional amounts is not a relevant indicator of risk, notional amounts are not provided for the off-balance sheet exposure on derivatives. Derivatives that meet the definition of a guarantee under FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indebtedness

of Others, and credit derivatives are included in Note 6 to the Condensed Consolidated Financial Statements.

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

Our involvement with SPEs includes off-balance sheet arrangements discussed above, as well as the following activities:

•	Holder of Issued Debt and Equity: Merrill Lynch invests in debt of third party securitization vehicles that are SPEs and also invests in SPEs that we establish. In Merrill Lynch formed SPEs, we may be the holder of debt and equity of an SPE. These holdings will be classified as trading assets, loans, notes and mortgages or investment securities. Such holdings may change over time at our discretion and rarely are there contractual obligations that require us to purchase additional debt or equity interests. Significant obligations are disclosed in the off-balance sheet arrangements table above.

•	Warehousing of Loans and Securities: Warehouse loans and securities represent amounts maintained on our balance sheet that are intended to be sold into a trust for the purposes of securitization. We may retain these loans and securities on our balance sheet for the benefit of a CDO managed by a third party. Warehoused loans are carried as held for sale and warehoused securities are carried as trading assets.

•	Securitizations: In the normal course of business, we securitize: commercial and residential mortgage loans; municipal, government, and corporate bonds; and other types of financial assets. Securitizations involve the selling of assets to SPEs, which in turn issue debt and equity securities (“tranches”) with those assets as collateral. We may retain interests in the securitized financial assets through holding tranches of the securitization. See Note 9 to the Condensed Consolidated Financial Statements.

Funding and Liquidity

Funding

We fund our assets primarily with a mix of secured and unsecured liabilities through a globally coordinated funding strategy with Bank of America. We fund a portion of our trading assets with secured liabilities, including repurchase agreements, securities loaned and other short-term secured borrowings, which are less sensitive to our credit ratings due to the underlying collateral. Refer to Note 12 to the Condensed Consolidated Financial Statements for additional information regarding our borrowings.

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

The following table sets forth ML & Co.’s unsecured credit ratings as of August 5, 2009:

	Senior		Trust
	Debt	Subordinated	Preferred	Commercial	Long-Term Debt
Rating Agency	Ratings	Debt Ratings	Ratings	Paper Ratings	Ratings Outlook

Dominion Bond Rating Service Ltd.	A	A (low)	A (low)	R-1(middle)	Stable
Fitch Ratings	A+	A	BB-	F1+	Stable
Moody’s Investors Service, Inc.	A2	A3	Baa3	P-1	Stable
Rating & Investment Information, Inc. (Japan)	A+	A	Not rated	a-1	Negative
Standard & Poor’s Ratings Services	A	A-	B	A-1	Stable

In connection with certain OTC derivatives transactions and other trading agreements, we could be required to provide additional collateral to or terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of ML & Co. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or the market value of the exposure. At June 30, 2009, the amount of additional collateral and termination payments that would be required for such derivatives transactions and trading agreements was approximately $1.5 billion in the event of a downgrade to low single-A by all credit agencies. A further downgrade of ML & Co.’s long-term senior debt credit rating to the BBB+ or equivalent level would require approximately $0.6 billion of additional collateral. Our liquidity risk analysis considers the impact of additional collateral outflows due to changes in ML & Co. credit ratings, as well as for collateral that is owed by us and is available for payment, but has not been called for by our counterparties.

Liquidity Risk

Following the completion of Bank of America’s acquisition of Merrill Lynch, ML & Co. became a subsidiary of Bank of America and established intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these intercompany agreements is an initial $75 billion one year, revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America for operating requirements at a spread to LIBOR that is reset periodically and is consistent with other intercompany agreements. The maturity date for this credit line is January 1, 2010. The credit line will automatically be extended by one year to the succeeding January 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. The agreement does not contain any financial or other covenants. During 2009, ML & Co. periodically borrowed against the line of credit and had an outstanding borrowing of $6.0 billion at June 30, 2009.

We may also maintain excess liquidity, primarily in the form of cash and cash equivalents and unencumbered government securities, at our largest U.S. and international broker-dealer subsidiaries.

Unencumbered Loans and Securities

At June 30, 2009, unencumbered liquid assets were $60 billion, in the form of unencumbered investment grade asset-backed securities and prime residential mortgages were available at our regulated bank subsidiaries to meet potential deposit obligations, business activity demands and stressed liquidity needs of the bank subsidiaries. These unencumbered assets are generally restricted from transfer and unavailable as a liquidity source to ML & Co. and other non-bank subsidiaries.

At June 30, 2009, our non-bank subsidiaries, including broker-dealer subsidiaries, maintained $66 billion of unencumbered securities, including $8 billion of customer margin securities. These unencumbered securities are an important source of liquidity for broker-dealer activities and other individual subsidiary financial commitments, and are generally restricted from transfer and therefore unavailable to support liquidity needs of ML & Co. or other subsidiaries. Proceeds from encumbering customer margin securities are further limited to supporting qualifying customer activities.

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

U.S. Government Liquidity Facilities

The U.S. Government created several temporary programs to enhance liquidity and provide stability to the financial markets following the deterioration of the credit markets in 2008. Merrill Lynch participated in a number of these programs. Following the completion of Bank of America’s acquisition of Merrill Lynch and resulting integration activities, Merrill Lynch is no longer eligible to directly access certain liquidity facilities or issue new securities under the programs. In response, we established intercompany arrangements with Bank of America to ensure access to liquidity in the event of contingent funding requirements.

As of June 30, 2009, we repaid substantially all borrowings under these programs, except for $9.5 million of commercial paper issued through the Temporary Liquidity Guarantee Program (“TLGP”).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required pursuant to Instruction H(2).

Item 4.	Controls and Procedures

Material Weaknesses Previously Disclosed

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 26, 2008 and in Part II, Item 4 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, we identified two material weaknesses in the design and operation of our internal controls. The first involved the contemporaneous documentation and fair value hedge effectiveness requirements of SFAS No. 133 for a single material hedge relationship entered into in the fourth quarter of 2008, which was fully remediated in the first quarter of 2009. The second relates to the accounting for certain intercompany swaps with affiliates entered into by our parent company, ML & Co. During the first quarter of 2009, change management and escalation controls and procedures were put in place to enhance the control environment. We have continued to evaluate the effectiveness of these procedures, but due to staffing changes during the quarter, we require further monitoring into the third quarter before we can conclude that the changes are effective. As a result, we are not yet able to conclude that the material weakness has been remediated. We currently anticipate that, subject to the completion of our evaluation of the enhanced controls, we will fully remediate this material weakness during our quarterly period ended September 30, 2009.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of the Corporation’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, and due solely to the one remaining material weakness, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were not effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms. As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the unremediated material weakness previously disclosed. Accordingly, management believes that the Condensed Consolidated Financial Statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented.

Changes in Internal Control over Financial Reporting

No change in ML & Co.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of 2009 that has materially affected, or is reasonably likely to materially affect, ML & Co.’s internal control over financial reporting. As previously disclosed, during the first quarter of 2009, as part of our plan to address the aforementioned material weaknesses, we put in place additional change management and escalation controls and procedures pertaining to the pricing and recording of certain intercompany swap transactions. In addition, the contemporaneous documentation and fair value hedge effectiveness requirements of SFAS No. 133 are now compliant with the Bank of America policies and procedures. We believe that these actions have strengthened our internal controls over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings

Legal and Regulatory Matters

The following information supplements the discussion in Note 11 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2008 and in Part II, Item 1 “Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.

Aquedotto Pugliese SpA v. Merrill Lynch International

In May 2009, Merrill Lynch International (“MLI”) and Aquedotto Pugliese SpA (“AQP”) finalized the settlement of AQP’s lawsuit and the litigation was withdrawn.

Auction Rate Securities (ARS) Claims

In Re Merrill Lynch Auction Rate Securities Litigation (previously referenced as Burton and Stanton): On May 22, 2009, after the defendants moved to dismiss the consolidated amended complaint, the plaintiffs filed a second amended consolidated complaint. On July 24, 2009, Merrill Lynch filed a motion to dismiss the second amended consolidated complaint.

Since October 2007, numerous arbitrations and individual lawsuits have been filed in various jurisdictions against Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) and, in some cases, also against ML & Co., by parties who purchased auction rate securities. The plaintiffs in these matters generally allege various causes of action arising out of their purchases, including fraud, negligence, and breach of fiduciary duty and other duties, and seek compensatory damages totalling in excess of $1.3 billion as well as rescission, among other relief.

Benistar

Gail A. Cahaly, et al. v. Benistar Property Exchange Trust Company, Inc, et al.: On June 2, 2009, trial commenced in the liability phase of this case in which plaintiffs alleged that MLPF&S aided and abetted a fraud and breach of fiduciary duty allegedly perpetrated by Benistar. On June 25, 2009, the jury found in favor of the plaintiffs on all counts. The damages phase of the trial will be scheduled by the Court. The plaintiffs have filed discovery-related sanctions motions.

In re Initial Public Offering Securities Litigation

On June 9, 2009, the U.S. District Court for the Southern District of New York entered an order preliminarily approving the settlement. If the District Court grants final approval to the settlement and the decision survives any appeals that may be brought, the settlement will resolve the claims of all settlement class members (as defined in the settlement agreement) who do not opt out.

Illinois Funeral Directors Association Matters

Various state, federal and self-regulatory organization (“SRO”) entities are investigating the role of Merrill Lynch Life Agency, Inc. (“MLLA”) and/or MLPF&S in selling certain life insurance policies to a trust established by the Illinois Funeral Directors Association (“IFDA”) that received certain proceeds from pre-need funeral contracts purchased by Illinois residents. On May 18, 2009, the Illinois

Department of Financial and Professional Regulation Division of Insurance (the “Department”) and MLLA entered into a Stipulation and Consent Order (“Consent Order”) by which MLLA agreed, among other things, to contribute $18 million to a Fund (“Fund”) to benefit certain affected purchasers of pre-need funeral contracts and funeral directors. MLLA and MLPF&S continue to cooperate with other state, federal and SRO entities who have ongoing investigations relating to the IFDA trust. On July 7, 2009, a purported class action, Fred C. Dames Funeral Homes, Inc., et al., v. Daniel W. Hynes, the Illinois Office of the Comptroller et al., was filed in the Circuit Court of Cook County, Illinois on behalf of certain funeral directors who are seeking to void the Consent Order in its entirety, and are asking for a declaratory judgment against the Illinois Comptroller, the Department, MLPF&S, MLLA and Merrill Lynch Bank & Trust Co., FSB that only certain terms of the Consent Order are unenforceable, an injunction against the Department and the Illinois Comptroller from taking further action, and recovery of attorneys’ fees in pursuing the action.

In addition, several lawsuits have been filed in Illinois state and federal courts seeking damages relating to the IFDA trust against both MLLA and MLPF&S. On January 28, 2009, a purported derivative action on behalf of six funeral homes, Calvert Funeral Homes Ltd., et al. v. Robert W. Ninker, et al., was filed in the Circuit Court of Cook County, Illinois against MLLA and MLPF&S, along with other defendants, for breach of purported fiduciary duties, negligence, tortious inducement of breach of fiduciary duty, civil conspiracy, fraud, and unjust enrichment. On June 16, 2009, a purported class action on behalf of a proposed class of pre-need contract holders, David Tipsword as Trustee of Mildred E. Tipsword Trust, individually and on behalf of all others similarly situated v. I.F.D.A. Services Inc., et al., was filed in the U.S. District Court for the Southern District of Illinois against MLPF&S, among other defendants. The complaint alleges that MLPF&S breached purported fiduciary duties and committed negligence. On June 30, 2009, a purported class action on behalf of a proposed class of funeral directors, Clancy-Gernon Funeral Home, Inc., et al. v. MLPF&S, et al., was filed in the Circuit Court of Cook County, Illinois, alleging that MLPF&S, MLLA, among other defendants, committed consumer fraud, civil conspiracy, unjust enrichment, and conversion. In each of these lawsuits, plaintiffs seek unspecified compensatory and punitive damages, among other relief.

Lehman Brothers Litigation

In re Lehman Brothers Securities and ERISA Litigation: MLPF&S and other defendants have moved to dismiss the consolidated amended complaint. All cases against MLPF&S have now been transferred or conditionally transferred to the multi-district litigation in the United States District Court for the Southern District of New York.

Lyondell Litigation

On July 23, 2009, an adversary proceeding, Official Committee of Unsecured Creditors v. Citibank, N.A., et al., was filed in the United States Bankruptcy Court for the Southern District of New York. This adversary proceeding, in which MLPF&S and Merrill Lynch Capital Corporation and more than fifty other individuals and entities are named defendants, relates to ongoing Chapter 11 bankruptcy proceedings in In re Lyondell Chemical Company, et al., Chap. 11 Case No. 09-10023. The plaintiff in the adversary proceeding, the Official Committee of Unsecured Creditors of Lyondell Chemical Company and affiliates (the “Committee”), alleges in its complaint that the December 20, 2007 merger (the “Merger”) between Lyondell Chemical Company and Basell AF S.C.A. (“Basell”) rendered LyondellBasell, Inc. (the combined company) insolvent, inadequately capitalized, or unable to pay its debts. Merrill Lynch is the administrative agent under an interim “bridge” facility (the “Bridge Facility”) and one of the joint lead arrangers under a senior credit facility (the “Senior Facility”). The Bridge Facility and the Senior Facility were executed in connection with the Merger. Merrill Lynch is a secured lender under each facility. The Committee alleges that certain loans made and liens granted in connection with the Bridge Facility and Senior Facility were fraudulent transfers and therefore avoidable under Section 548 of the Bankruptcy Code and state fraudulent transfer laws. The Committee also seeks to recover fees and other payments, including interest, made in connection with the Merger and on account of the facilities. Other claims against Merrill Lynch relate to its role as advisor to Basell’s parent company, Access Industries, in connection with the Merger. The Committee also seeks unspecified damages on the theory that Merrill Lynch allegedly aided and abetted a breach of fiduciary duty.

MBIA Insurance Corporation CDO Litigation

MBIA Insurance Corporation and LaCrosse Financial Products, LLC v. Merrill Lynch Pierce Fenner and Smith Inc., and Merrill Lynch International: Defendants filed a motion to dismiss on July 1, 2009.

Subprime Related Matters

Connecticut Carpenters Pension Fund, et al. v. Merrill Lynch & Co., Inc., et al.; Iron Workers Local No. 25 Pension Fund v. Credit-Based Asset Servicing and Securitization LLC, et al.; Public Employees’ Ret. System of Mississippi v. Merrill Lynch & Co. Inc.; Wyoming State Treasurer v. Merrill Lynch & Co. Inc.:

These cases were consolidated and on May 20, 2009, a consolidated amended complaint was filed. On June 17, 2009, Merrill Lynch filed a motion to dismiss the consolidated amended complaint.

In re Merrill Lynch & Co., Inc. Securities, Derivative, and ERISA Litigation: On July 27, 2009, the United States District Court for the Southern District of New York granted final approval of the Securities Action settlement.

Also on July 27, 2009, an amended complaint was filed asserting derivative claims on behalf of ML & Co. and Bank of America Corporation (“Bank of America”) against certain former officers and directors of ML & Co., including former directors of ML & Co. who currently serve as directors of Bank of America. The amended complaint seeks to hold the former officers and directors of ML & Co. liable for alleged breaches of fiduciary duty, unjust enrichment and corporate waste by, among other things permitting ML & Co. to engage in excessively risky business practices in connection with the underwriting of collateralized debt obligations, approving a severance package for a former CEO of ML & Co., causing ML & Co. to repurchase shares at inflated prices, selling shares on the basis of inside information, and paying bonuses to ML & Co.’s senior management just prior to the consummation of the merger with Bank of America. The amended complaint seeks an unspecified amount of monetary damages, injunctive relief and an award of attorneys’ fees and expenses.

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
Thomas W. Perry
Chief Accounting Officer and Controller

Date:  August 7, 2009

EXHIBIT INDEX

Exhibit		Description

12	*	Statement re: computation of ratios.
31.1	*	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	*	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*	The following materials from Merrill Lynch & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings/(Loss), (ii) the Condensed Consolidated Statements of Comprehensive Income/(Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith