Form 10-Q
period 2009-09-30
MERRILL LYNCH & CO., INC.
filed 2009-11-06
CIK 65100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

X     YES             NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of the close of business on November 6, 2009, there were 1,000 shares of Common Stock outstanding, all of which were held by Bank of America Corporation.

The registrant is a wholly owned subsidiary of Bank of America Corporation and meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format as permitted by Instruction H(2).

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

Item 1.	Financial Statements

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings/(Loss) (Unaudited)

	Successor Company	Predecessor Company
	Three Months Ended	Three Months Ended
(dollars in millions, except per share amounts)	September 30, 2009	September 26, 2008
Revenues
Principal transactions	$214	$(6,573)
Commissions	1,316	1,745
Managed accounts and other fee-based revenues	997	1,395
Investment banking	732	845
Earnings from equity method investments	213	4,401
Other income (loss)	1,657	(2,986)
Other-than-temporary impairment losses on AFS debt securities:
Total other-than-temporary impairment losses on AFS debt securities	(306)	-
Portion of other-than-temporary impairment losses recognized in OCI on AFS debt securities	1	-

Subtotal	4,824	(1,173)
Interest and dividend revenues	2,685	9,019
Less interest expense	2,407	7,830

Net interest profit	278	1,189

Revenues, net of interest expense	5,102	16

Non-interest expenses
Compensation and benefits	2,768	3,483
Communications and technology	501	546
Occupancy and related depreciation	314	314
Brokerage, clearing, and exchange fees	240	348
Advertising and market development	89	159
Professional fees	148	242
Office supplies and postage	38	48
Other	495	588
Payment related to price reset on common stock offering	-	2,500
Restructuring charge	-	39

Total non-interest expenses	4,593	8,267

Pre-tax earnings/(loss) from continuing operations	509	(8,251)
Income tax benefit	(181)	(3,131)

Net earnings/(loss) from continuing operations	690	(5,120)

Discontinued operations:
Pre-tax loss from discontinued operations	-	(53)
Income tax benefit	-	(21)

Net loss from discontinued operations	-	(32)

Net earnings/(loss)	$690	$(5,152)

Preferred stock dividends	38	2,319

Net earnings/(loss) applicable to common stockholders	$652	$(7,471)

Basic loss per common share from continuing operations	N/A	$(5.56)
Basic loss per common share from discontinued operations	N/A	(0.02)

Basic loss per common share	N/A	$(5.58)

Diluted loss per common share from continuing operations	N/A	$(5.56)
Diluted loss per common share from discontinued operations	N/A	(0.02)

Diluted loss per common share	N/A	$(5.58)

Dividend paid per common share	$-	$0.35

Average shares used in computing losses per common share
Basic	N/A	1,339.0
Diluted	N/A	1,339.0

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings/(Loss) (Unaudited)

		Predecessor Company
	Successor Company	For the Period from
	Nine Months Ended	December 27, 2008	Nine Months Ended
(dollars in millions, except per share amounts)	September 30, 2009	to December 31, 2008	September 26, 2008
Revenues
Principal transactions	$4,047	$(280)	$(13,074)
Commissions	4,049	22	5,445
Managed accounts and other fee-based revenues	3,118	22	4,249
Investment banking	2,200	12	2,920
Earnings from equity method investments	306	-	4,943
Other income (loss)	2,994	19	(6,310)
Other-than-temporary impairment losses on AFS debt securities:
Total other-than-temporary impairment losses on AFS debt securities	(603)	-	-
Portion of other-than-temporary impairment losses recognized in OCI on AFS debt securities	4	-	-

Subtotal	16,115	(205)	(1,827)
Interest and dividend revenues	9,505	34	28,415
Less interest expense	8,831	-	25,754

Net interest profit	674	34	2,661

Revenues, net of interest expense	16,789	(171)	834

Non-interest expenses
Compensation and benefits	9,203	64	11,170
Communications and technology	1,395	-	1,667
Occupancy and related depreciation	867	-	951
Brokerage, clearing, and exchange fees	732	10	1,105
Advertising and market development	248	-	501
Professional fees	396	-	747
Office supplies and postage	115	-	160
Other	1,398	-	1,212
Payment related to price reset on common stock offering	-	-	2,500
Restructuring charge	-	-	484

Total non-interest expenses	14,354	74	20,497

Pre-tax earnings/(loss) from continuing operations	2,435	(245)	(19,663)
Income tax expense/(benefit)	241	(92)	(7,940)

Net earnings/(loss) from continuing operations	2,194	(153)	(11,723)

Discontinued operations:
Pre-tax (loss) from discontinued operations	-	-	(110)
Income tax benefit	-	-	(65)

Net loss from discontinued operations	-	-	(45)

Net earnings/(loss)	$2,194	$(153)	$(11,768)

Preferred stock dividends	91	-	2,730

Net earnings/(loss) applicable to common stockholders	$2,103	$(153)	$(14,498)

Basic loss per common share from continuing operations	N/A	$(0.10)	$(13.16)
Basic loss per common share from discontinued operations	N/A	-	(0.04)

Basic loss per common share	N/A	$(0.10)	$(13.20)

Diluted loss per common share from continuing operations	N/A	$(0.10)	$(13.16)
Diluted loss per common share from discontinued operations	N/A	-	(0.04)

Diluted loss per common share	N/A	$(0.10)	$(13.20)

Dividend paid per common share	$-	$-	$1.05

Average shares used in computing losses per common share
Basic	N/A	1,600.3	1,098.6
Diluted	N/A	1,600.3	1,098.6

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	Successor Company	Predecessor Company
(dollars in millions, except per share amounts)	September 30, 2009	December 26, 2008
ASSETS

Cash and cash equivalents	$18,697	$68,403

Cash and securities segregated for regulatory purposes or deposited with clearing organizations	23,796	32,923

Securities financing transactions
Receivables under resale agreements (includes $52,436 in 2009 and $62,146 in 2008 measured at fair value in accordance with the fair value option election)	69,948	93,247
Receivables under securities borrowed transactions (includes $993 in 2009 and $853 in 2008 measured at fair value in accordance with the fair value option election)	53,062	35,077

	123,010	128,324

Trading assets, at fair value (includes securities pledged as collateral that can be sold or repledged of $22,775 in 2009 and $18,663 in 2008):
Derivative contracts	58,190	89,477
Corporate debt and preferred stock	22,822	30,829
Equities and convertible debentures	28,018	26,160
Non-U.S. governments and agencies	21,538	6,107
Mortgages, mortgage-backed, and asset-backed	7,015	13,786
U.S. Government and agencies	3,632	5,253
Municipals, money markets and physical commodities	6,838	3,993

	148,053	175,605

Investment securities (includes $272 in 2009 and $2,770 in 2008 measured at fair value in accordance with the fair value option election) (includes securities pledged as collateral that can be sold or repledged of $0 in 2009 and $2,557 in 2008)	33,916	57,007

Securities received as collateral, at fair value	15,224	11,658

Receivables from Bank of America	21,446	-

Other receivables
Customers (net of allowance for doubtful accounts of $0 in 2009 and $143 in 2008)	27,136	51,131
Brokers and dealers	10,411	12,410
Interest and other	14,750	26,331

	52,297	89,872

Loans, notes, and mortgages (net of allowances for loan losses of $114 in 2009 and $2,072 in 2008) (includes $4,765 in 2009 and $979 in 2008 measured at fair value in accordance with the fair value option election)	67,729	69,190

Equipment and facilities (net of accumulated depreciation and amortization of $571 in 2009 and $5,856 in 2008)	2,444	2,928

Goodwill and other intangible assets	9,326	2,616

Other assets	20,119	29,017

Total Assets	$536,057	$667,543

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	Successor Company	Predecessor Company
(dollars in millions, except per share amounts)	September 30, 2009	December 26, 2008
LIABILITIES

Securities financing transactions
Payables under repurchase agreements (includes $49,501 in 2009 and $32,910 in 2008 measured at fair value in accordance with the fair value option election)	$65,966	$92,654
Payables under securities loaned transactions	21,369	24,426

	87,335	117,080

Short-term borrowings (includes $568 in 2009 and $3,387 in 2008 measured at fair value in accordance with the fair value option election)	686	37,895

Deposits	47,819	96,107

Trading liabilities, at fair value
Derivative contracts	41,440	71,363
Equities and convertible debentures	12,715	7,871
Non-U.S. governments and agencies	19,906	4,345
Corporate debt and preferred stock	1,622	1,318
U.S. Government and agencies	1,564	3,463
Municipals, money markets and other	967	1,111

	78,214	89,471

Obligation to return securities received as collateral, at fair value	15,224	11,658

Payables to Bank of America	26,864	-

Other payables
Customers	38,547	44,924
Brokers and dealers	16,444	12,553
Interest and other (includes $287 in 2009 measured at fair value in accordance with the fair value option election)	21,359	32,918

	76,350	90,395

Long-term borrowings (includes $48,847 in 2009 and $49,521 in 2008 measured at fair value in accordance with the fair value option election)	161,444	199,678
Junior subordinated notes (related to trust preferred securities)	3,546	5,256

Total Liabilities	497,482	647,540

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred Stockholders’ Equity; authorized 25,000,000 shares;
(liquidation preference of $30,000 per share; issued: 2008 — 244,100 shares;
liquidation preference of $1,000 per share; issued: 2008 — 115,000 shares; liquidation preference of $100,000 per share; issued: 2009 — 17,000 shares; issued: 2008 — 17,000 shares)	1,541	8,605
Common Stockholders’ Equity
Common stock (par value $1.33 1/3 per share; authorized: 3,000,000,000 shares; issued: 2009 — 1,000 shares; issued: 2008 — 2,031,995,436 shares)	-	2,709
Paid-in capital	34,969	47,232
Accumulated other comprehensive (loss) (net of tax)	(38)	(6,318)
Retained earnings/ (Accumulated deficit)	2,103	(8,603)

	37,034	35,020

Less: Treasury stock, at cost (2009 — None; 2008 — 431,742,565 shares)	-	23,622

Total Common Stockholders’ Equity	37,034	11,398

Total Stockholders’ Equity	38,575	20,003

Total Liabilities and Stockholders’ Equity	$536,057	$667,543

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Successor Company	Predecessor Company
	Nine Months Ended	Nine Months Ended
(dollars in millions)	September 30, 2009	September 26, 2008
Cash flows from operating activities:
Net earnings/(loss)	$2,194	$(11,768)
Adjustments to reconcile net earnings/(loss) to cash provided by operating activities
Depreciation and amortization	896	671
Share-based compensation expense	579	1,787
Payment related to price reset on common stock offering	-	2,500
Deferred taxes	613	(5,571)
Gain on sale of Bloomberg L.P.	-	(4,296)
Earnings/(loss) from equity method investments	(306)	(146)
Other	(729)	6,140
Changes in operating assets and liabilities:
Trading assets	21,400	45,311
Cash and securities segregated for regulatory purposes
or deposited with clearing organizations	6,018	658
Receivables from Bank of America	(51,279)	-
Receivables under resale agreements	33,799	57,151
Receivables under securities borrowed transactions	(17,421)	33,544
Customer receivables	6,678	(13,359)
Brokers and dealers receivables	2,000	(10,905)
Proceeds from loans, notes, and mortgages held for sale	7,923	18,550
Other changes in loans, notes, and mortgages held for sale	(6,100)	(1,264)
Trading liabilities	(11,437)	(37,082)
Payables under repurchase agreements	(21,188)	(63,702)
Payables under securities loaned transactions	(3,057)	(10,686)
Payables to Bank of America	26,864	-
Customer payables	(6,385)	5,805
Brokers and dealers payables	3,891	3,398
Trading investment securities	209	942
Other, net	11,264	(14,708)

Cash provided by operating activities	6,426	2,970

Cash flows from investing activities:
Proceeds from (payments for):
Maturities of available-for-sale securities	5,692	5,978
Sales of available-for-sale securities	9,613	27,218
Purchases of available-for-sale securities	(556)	(29,121)
Proceeds from the sale of discontinued operations	-	12,576
Equipment and facilities, net	(100)	(593)
Loans, notes, and mortgages held for investment	3,559	(11,240)
Other investments	3,354	1,909

Cash provided by investing activities	21,562	6,727

Cash flows from financing activities:
Proceeds from (payments for):
Commercial paper and short-term borrowings	(36,798)	779
Issuance and resale of long-term borrowings	7,102	64,851
Settlement and repurchases of long-term borrowings	(46,489)	(83,353)
Capital contributions from Bank of America	6,850	-
Deposits	7,514	(13,986)
Derivative financing transactions	18	554
Issuance of common stock	-	9,885
Issuance of preferred stock, net	-	9,281
Other common stock transactions	-	(822)
Excess tax benefits related to share-based compensation	-	39
Dividends	(91)	(1,865)

Cash (used for) financing activities	(61,894)	(14,637)

(Decrease) in cash and cash equivalents	(33,906)	(4,940)
Cash and cash equivalents, beginning of period(1)	52,603	41,346

Cash and cash equivalents, end of period	$18,697	$36,406

Supplemental Disclosure of Cash Flow Information:
Income taxes paid (net of refunds)	$269	$422
Interest paid	9,739	26,529
Non-cash investing and financing activities:

In connection with the acquisition of Merrill Lynch by Bank of America, Merrill Lynch recorded purchase accounting adjustments in the nine months ended September 30, 2009, which were recorded as non-cash capital contributions. See Note 2.

In connection with the sale of Merrill Lynch Bank USA to a subsidiary of Bank of America, Merrill Lynch received a note receivable as consideration for the net book value of assets and liabilities transferred to Bank of America. See Note 21.

(1)	Amount for Successor Company is as of January 1, 2009.

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income/(Loss) (Unaudited)

	Successor Company		Predecessor Company
	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
(dollars in millions)	September 30, 2009	September 30, 2009	September 26, 2008	September 26, 2008
Net earnings/(loss)	$690	$2,194	$(5,152)	$(11,768)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	193	74	(141)	(189)
Net unrealized (loss) on investment securities available-for-sale	(680)	(146)	(544)	(2,358)
Net deferred gain/(loss) on cash flow hedges	28	34	37	(3)
Defined benefit pension and postretirement plans	-	-	(1)	5

Total other comprehensive (loss), net of tax	(459)	(38)	(649)	(2,545)

Comprehensive income/(loss)	$231	$2,156	$(5,801)	$(14,313)

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2009

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

Bank of America Acquisition

On January 1, 2009, Merrill Lynch (the “Predecessor Company”) was acquired by Bank of America Corporation (“Bank of America”) through the merger of a wholly-owned subsidiary of Bank of America with and into ML & Co. with ML & Co. (the “Successor Company”) continuing as the surviving corporation and a wholly-owned subsidiary of Bank of America. Upon completion of the acquisition, each outstanding share of ML & Co. common stock was converted into 0.8595 shares of Bank of America common stock. As of the completion of the acquisition, ML & Co. Series 1 through Series 8 preferred stock were converted into Bank of America preferred stock with substantially identical terms to the corresponding series of Merrill Lynch preferred stock (except for additional voting rights provided to the Bank of America securities). The Merrill Lynch 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 2, and 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 3 that were outstanding immediately prior to the completion of the acquisition remained issued and outstanding subsequent to the acquisition, but are now convertible into Bank of America common stock.

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

Effective January 1, 2009, Merrill Lynch adopted calendar quarter-end and year-end reporting periods to coincide with those of Bank of America. The intervening period between Merrill Lynch’s previous fiscal year end (December 26, 2008) and the beginning of the current year (January 1, 2009) (the “stub period”) is presented separately on the accompanying Condensed Consolidated Statements of Earnings/(Loss) for the nine months ended September 30, 2009.

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Merrill Lynch. The Condensed Consolidated Financial Statements are presented in accordance with U.S. Generally

Accepted Accounting Principles. Intercompany transactions and balances within Merrill Lynch have been eliminated. Transactions and balances with Bank of America have not been eliminated. The interim Condensed Consolidated Financial Statements for the three and nine month periods and the stub period are unaudited; however, all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included.

During the third quarter of 2009, Merrill Lynch adjusted previously reported prior period 2009 amounts related to the valuation of certain long-term borrowings, primarily structured notes. The impact of these adjustments reduced principal transactions revenues by $252 million and $178 million and net earnings by $176 million and $160 million for the first and second quarters of 2009, respectively. The results for the three and nine months ended September 30, 2009 are appropriately stated. Historical quarterly results presented in future filings will include the impact of these revisions.

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in the 2008 Annual Report, while recognizing that two different bases of accounting are presented. The nature of Merrill Lynch’s business is such that the results of any interim period are not necessarily indicative of results for a full year. Merrill Lynch evaluates subsequent events through the date of filing with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period presentation. In addition, certain changes have been made to classifications in the financial statements as of and for the three and nine months ended September 30, 2009 to conform to Bank of America’s presentation of similar transactions. These changes include:

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

In July 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles, (ASC 105), which approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental GAAP. The Codification is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The adoption of ASC 105 did not impact Merrill Lynch’s financial condition or results of operations. All accounting references within this report are in accordance with the new Codification.

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

VREs — VREs are defined to include entities that have both equity at risk that is sufficient to fund future operations and have equity investors with decision making ability that absorb the majority of the expected losses and expected returns of the entity. In accordance with ASC 810, Consolidation, (“Consolidation Accounting”), Merrill Lynch generally consolidates those VREs where it holds a controlling financial interest. For investments in limited partnerships and certain limited liability corporations that Merrill Lynch does not control, Merrill Lynch applies ASC 323, Investments — Equity Method and Joint Ventures (“Equity Method Accounting”), which requires use of the equity method of accounting for investors that have more than a minor influence, which is typically defined as an investment of greater than 3% of the outstanding equity in the entity. For more traditional corporate structures, in accordance with Equity Method Accounting, Merrill Lynch applies the equity method of accounting where it has significant influence over the investee. Significant influence can be evidenced by a significant ownership interest (which is generally defined as a voting interest of 20% to 50%), significant board of director representation, or other contracts and arrangements.

VIEs — Those entities that do not meet the VRE criteria are generally analyzed for consolidation as either VIEs or QSPEs. Merrill Lynch consolidates those VIEs in which it absorbs the majority of the variability in expected losses and/or the variability in expected returns of the entity as required by Consolidation Accounting. Merrill Lynch relies on a qualitative and/or quantitative analysis, including an analysis of the design of the entity, to determine if it is the primary beneficiary of the VIE and therefore must consolidate the VIE. Merrill Lynch reassesses whether it is the primary beneficiary of a VIE upon the occurrence of a reconsideration event.

QSPEs — QSPEs are passive entities with significantly limited permitted activities. QSPEs are generally used as securitization vehicles and are limited in the type of assets that they may hold, the derivatives into which they can enter and the level of discretion that they may exercise through servicing activities. In accordance with ASC 860, Transfers and Servicing, (“Financial Transfers and Servicing Accounting”), and Consolidation Accounting, Merrill Lynch does not consolidate QSPEs.

Securitization Activities

In the normal course of business, Merrill Lynch securitizes commercial and residential mortgage loans; municipal, government, and corporate bonds; and other types of financial assets. Merrill Lynch may retain interests in the securitized financial assets through holding tranches of the securitization. In accordance with Financial Transfers and Servicing Accounting, Merrill Lynch recognizes transfers of financial assets where it relinquishes control as sales to the extent of cash and any proceeds received. Control is considered to be relinquished when all of the following conditions have been met:

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

Fair Value Measurement

Merrill Lynch accounts for a significant portion of its financial instruments at fair value or considers fair value in their measurement. Merrill Lynch accounts for certain financial assets and liabilities at fair value under various accounting literature, including ASC 320, Investments — Debt and Equity Securities, (“Investment Accounting”), ASC 815, Derivatives and Hedging, (“Derivatives Accounting”), and the fair value option election in accordance with ASC 825-10-25, Financial Instruments — Recognition, (“fair value option election”). Merrill Lynch also accounts for certain assets at fair value under applicable industry guidance, namely ASC 940 Financial Services — Brokers and Dealers (“Broker-Dealer Guide”) and ASC 946, Financial Services — Investment Companies (“Investment Company Guide”).

ASC 820, Fair Value Measurements and Disclosures, (“Fair Value Accounting”) defined fair value, established a framework for measuring fair value, established a fair value hierarchy based on the quality of inputs used to measure fair value and enhanced disclosure requirements for fair value measurements.

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

Certain financial instruments recorded at fair value are initially measured using mid-market prices which results in gross long and short positions marked-to-market at the same pricing level prior to the application of position netting. The resulting net positions are then adjusted to fair value representing the exit price as defined in Fair Value Accounting. The significant adjustments include liquidity and counterparty credit risk.

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

Fair Value Accounting also requires that Merrill Lynch consider its own creditworthiness when determining the fair value of certain instruments, including OTC derivative instruments. The approach to measuring the impact of Merrill Lynch’s credit risk on an instrument is done in the same manner as for third party credit risk. The impact of Merrill Lynch’s credit risk is incorporated into the fair value, even when credit risk is not readily observable, of instruments such as OTC derivatives contracts. OTC derivative liabilities are valued based on the net counterparty exposure as described above.

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

Income Taxes

Merrill Lynch provides for income taxes on all transactions that have been recognized in the Condensed Consolidated Financial Statements in accordance with ASC 740, Income Taxes (“Income Tax Accounting”). Accordingly, deferred taxes are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period during which such changes are enacted. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more-likely-than-not to be realized. Pursuant to Income Tax Accounting, Merrill Lynch may assess various sources of evidence in the conclusion as to the necessity of valuation allowances to reduce deferred tax assets to amounts more-likely-than-not to be realized, including the following: 1) past and projected earnings, including losses, of Merrill Lynch and Bank of America, as certain tax attributes such as U.S. net operating losses (“NOLs”), U.S. capital loss carryforwards and foreign tax credit carryforwards can be utilized by Bank of America in certain income tax returns, 2) tax carryforward periods, and 3) tax planning strategies and other factors of the legal entities, such as the intercompany tax-allocation policy. Included within Merrill Lynch’s net deferred tax assets are carryforward amounts generated in the U.S. and United Kingdom (“U.K.”) that are deductible in the future as NOLs. Merrill Lynch has concluded that these deferred tax assets are more-likely-than-not to be fully utilized prior to expiration, based on the projected level of future taxable income of Merrill Lynch and Bank of America, which is relevant due to the intercompany tax-allocation policy. For this purpose, future taxable income was projected based on forecasts and historical earnings after adjusting for the past market disruptions and the anticipated impact of the differences between pre-tax earnings and taxable income.

Merrill Lynch recognizes and measures its unrecognized tax benefits in accordance with Income Tax Accounting. Merrill Lynch estimates the likelihood, based on their technical merits, that tax positions will be sustained upon examination considering the facts and circumstances and information available at the end of each period. Merrill Lynch adjusts the level of unrecognized tax benefits when there is more information available, or when an event occurs requiring a change. In accordance with Bank of America’s policy, any new or subsequent change in an unrecognized tax benefit related to a Bank of America state consolidated, combined or unitary return in which Merrill Lynch is a member will not be reflected in Merrill Lynch’s balance sheet. However, upon Bank of America’s resolution of the item, any material impact determined to be attributable to Merrill Lynch will be reflected in Merrill Lynch’s balance sheet. Merrill Lynch accrues income-tax-related interest and penalties, if applicable, within income tax expense.

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

Resale and repurchase agreements are accounted for as collateralized financing transactions and may be recorded at their contractual amounts plus accrued interest or at fair value under the fair value option election. Resale and repurchase agreements recorded at fair value are generally valued based on pricing models that use inputs with observable levels of price transparency.

Where the fair value option election has been made, changes in the fair value of resale and repurchase agreements are reflected in principal transactions revenues and the contractual interest coupon is recorded as interest revenue or interest expense, respectively. For further information refer to Note 4.

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

Securities borrowed and loaned transactions may be recorded at the amount of cash collateral advanced or received plus accrued interest or at fair value under the fair value option election. Securities borrowed transactions require Merrill Lynch to provide the counterparty with collateral in the form of cash, letters of credit, or other securities. Merrill Lynch receives collateral in the form of cash or other securities for securities loaned transactions. For these transactions, the fees received or paid by Merrill Lynch are recorded as interest revenue or expense. On a daily basis, Merrill Lynch monitors the market value of securities borrowed or loaned against the collateral value, and Merrill Lynch may require counterparties to deposit additional collateral or may return collateral pledged, when appropriate. The carrying value of these instruments approximates fair value as these items are not materially sensitive to shifts in market interest rates because of their short-term nature and/or their variable interest rates.

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

Marketable Investments

ML & Co. and certain of its non-broker-dealer subsidiaries, including Merrill Lynch banks, follow the guidance within Investment Accounting for investments in debt and publicly traded equity securities. Merrill Lynch classifies those debt securities that it does not intend to sell as held-to-maturity securities. Held-to-maturity securities are carried at cost unless a decline in value is deemed other-than-temporary, in which case the carrying value is reduced. For Merrill Lynch, the trading classification under Investment Accounting generally includes those securities that are bought and held principally for the purpose of selling them in the near term, securities that are economically hedged, or securities that may contain a bifurcatable embedded derivative as defined in Derivatives Accounting. Securities classified as trading are marked to fair value through earnings. All other qualifying securities are classified as available-for-sale and held at fair value with unrealized gains and losses reported in accumulated other comprehensive income/(loss) (“OCI”).

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

Non-Qualifying Investments

Non-qualifying investments are those investments that are not within the scope of Investment Accounting and primarily include private equity investments accounted for at fair value and securities carried at cost or under the equity method of accounting.

Private equity investments that are held for capital appreciation and/or current income are accounted for under the Investment Company Guide and carried at fair value. Additionally, certain private equity investments that are not accounted for under the Investment Company Guide may be carried at fair value under the fair value option election. The carrying value of private equity investments reflects expected exit values based upon market prices or other valuation methodologies including market comparables of similar companies and expected cash flows.

Merrill Lynch has non-controlling investments in the common shares of corporations and in partnerships that do not fall within the scope of Investment Accounting or the Investment Company Guide. Merrill Lynch accounts for these investments using either the cost or the equity method of accounting based on management’s ability to influence the investees. See the Consolidation Accounting Policies section of this Note for more information.

For investments accounted for using the equity method, income is recognized based on Merrill Lynch’s share of the earnings or losses of the investee. Dividend distributions are generally recorded as reductions in the investment balance. Impairment testing is based on the guidance provided in Equity Method Accounting and the investment is reduced when an impairment is deemed other-than-temporary.

For investments accounted for at cost, income is recognized as dividends are received. Impairment testing is based on the guidance provided in Investment Accounting and the cost basis is reduced when an impairment is deemed other-than-temporary.

Loans, Notes, and Mortgages, Net

Merrill Lynch’s lending and related activities include loan originations, syndications and securitizations. Loan originations include corporate and institutional loans, residential and commercial mortgages, asset-based loans, and other loans to individuals and businesses. Merrill Lynch also engages in secondary market loan trading (see the Trading Assets and Liabilities section within this Note) and margin lending. Loans included in loans, notes, and mortgages are classified for accounting purposes as loans held for investment and loans held for sale. Upon completion of the acquisition of Merrill Lynch by Bank of America, certain loans carried by Merrill Lynch were subject to the requirements of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Acquired Impaired Loan Accounting”). See Note 10.

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

Loans held for sale are carried at lower of cost or fair value. The fair value option election has been made for certain held for sale loans, notes and mortgages. Estimation is required in determining these fair values. The fair value of loans made in connection with commercial lending activity, consisting mainly of senior debt, is primarily estimated using the market value of publicly issued debt instruments or discounted cash flows. Merrill Lynch’s estimate of fair value for other loans, notes, and mortgages is determined based on the individual loan characteristics. For certain homogeneous categories of loans, including residential mortgages, automobile loans, and home equity loans, fair value is estimated using a whole loan valuation or an “as-if” securitized price based on market conditions. An “as-if” securitized price is based on estimated performance of the underlying asset pool collateral, rating agency credit structure assumptions and market pricing for similar securitizations previously executed. Declines in the carrying value of loans held for sale and loans accounted for at fair value under the fair value option election are included in other revenues in the Condensed Consolidated Statements of Earnings/(Loss).

Nonrefundable loan origination fees, loan commitment fees, and “draw down” fees received in conjunction with held for investment loans are generally deferred and recognized over the contractual life of the loan as an adjustment to the yield. If, at the outset, or any time during the term of the loan, it becomes probable that the repayment period will be extended, the amortization is recalculated using the expected remaining life of the loan. When the loan contract does not provide for a specific maturity date, management’s best estimate of the repayment period is used. At repayment of the loan, any unrecognized deferred fee is immediately recognized in earnings. If the loan is accounted for as held for sale, the fees received are deferred and recognized as part of the gain or loss on sale in other revenues. If the loan is accounted for under the fair value option election, the fees are included in the determination of the fair value and included in other revenue.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS No. 166”), and SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). The amendments will be effective January 1, 2010 for Merrill Lynch. SFAS No. 166 revises ASC 860, Transfers and Servicing (“Financial Transfers and Servicing Accounting”), which establishes sale accounting criteria for transfers of financial assets. Among other things, SFAS No. 166 amends Financial Transfers and Servicing Accounting to eliminate the concept of a QSPE. As a result, existing QSPEs will be subject to consolidation in accordance with the guidance provided in SFAS No. 167.

SFAS No. 167 amends Consolidation Accounting by significantly changing the criteria by which an enterprise determines whether it must consolidate a VIE. A VIE is an entity, typically an SPE, which has insufficient equity at risk or which is not controlled through voting rights held by equity investors. Consolidation Accounting currently requires that a VIE be consolidated by the enterprise that will absorb a majority of the expected losses or expected residual returns created by the assets of the VIE. SFAS No. 167 amends Consolidation Accounting to require that a VIE be consolidated by the enterprise that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. SFAS No. 167 also requires that an enterprise continually reassess, based on current facts and circumstances, whether it should consolidate the VIEs with which it is involved. See Note 9 for Merrill Lynch’s involvement with VIEs.

The adoption in January 2010 of SFAS Nos. 166 and 167 will result in the consolidation of certain QSPEs and VIEs that are not currently recorded on Merrill Lynch’s Condensed Consolidated Balance Sheets. Based upon the evaluation performed as of September 30, 2009, Merrill Lynch expects to consolidate certain vehicles, including credit-linked note entities, collateralized debt obligations and municipal bond trusts, which hold aggregate assets of approximately $15 billion. These consolidations will result in an increase in trading assets and long-term borrowings. Merrill Lynch continues to evaluate other VIEs with which it is involved to determine the impact of SFAS No. 167.

In May 2009, the FASB issued ASC 855, Subsequent Events, which provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of ASC 855, effective June 30, 2009, did not impact Merrill Lynch’s financial condition or results of operations. Merrill Lynch evaluated subsequent events through the date of filing.

In April 2009, the FASB amended Fair Value Accounting to provide guidance for determining whether a market is inactive and a transaction is distressed. Merrill Lynch elected to early adopt the amendments effective January 1, 2009. The adoption did not have a material impact on the Condensed Consolidated Financial Statements.

In April 2009, the FASB amended Investment Accounting to require that an entity recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the noncredit component in OCI when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery. The amendments also require expanded disclosures. Merrill Lynch elected to early adopt the amendments effective January 1, 2009 and the adoption did not have a material impact on the Condensed Consolidated Financial Statements, as any OCI that Merrill Lynch previously recorded was eliminated upon Bank of America’s acquisition of Merrill Lynch. The amendments did not change the recognition of other-than-temporary impairment for equity securities.

In April 2009, the FASB amended ASC 825, Financial Instruments, to require expanded disclosures for all financial instruments within its scope, such as loans that are not measured at fair value through earnings. Merrill Lynch adopted the amendments during the second quarter of 2009. Since the amendments only require certain additional disclosures, they did not affect Merrill Lynch’s consolidated financial position, results of operations or cash flows. Refer to Note 5 for further information.

In April 2009, the FASB amended ASC 805-10, Business Combinations, whereby assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. This new guidance is effective for new acquisitions consummated on or after January 1, 2009. Bank of America applied this guidance to its January 1, 2009 acquisition of Merrill Lynch, and the effects of the adoption were not material to these Condensed Consolidated Financial Statements.

In March 2008, the FASB amended Derivatives Accounting to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. The amendments apply to all derivative instruments within the scope of Derivatives Accounting. The amendments also apply to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under Derivatives Accounting. The amendments require additional qualitative and quantitative disclosures for derivative instruments and hedging activities set forth in Derivatives Accounting and generally increase the level of disaggregation required in an entity’s financial statements. Additional disclosures include qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. Merrill Lynch adopted the amendments to Derivatives Accounting on January 1, 2009, effective prospectively. Since the amendments only resulted in certain additional disclosures, they did not have an effect on Merrill Lynch’s consolidated financial position, results of operations or cash flows. See Note 6 for further information regarding these disclosures.

In February 2008, the FASB modified Financial Transfers and Servicing Accounting. Under this new guidance, there is a presumption that the initial transfer of a financial asset and subsequent repurchase financing involving the same asset are considered part of the same arrangement (i.e. a linked transaction) under Financial Transfers and Servicing Accounting. However, if certain criteria are met, the initial transfer and repurchase financing will be evaluated as two separate transactions under Financial Transfers and Servicing Accounting. This new guidance was effective for new transactions entered into in fiscal years beginning after November 15, 2008. Early adoption was prohibited. The adoption of this guidance did not have a material impact on the Condensed Consolidated Financial Statements.

In December 2007, the FASB amended Consolidation Accounting to require noncontrolling interests in subsidiaries (formerly known as “minority interests”) initially to be measured at fair value and classified as a separate component of equity. Under the amendments, gains or losses on sales of noncontrolling interests in subsidiaries are not recognized; instead, sales of noncontrolling interests are accounted for as equity transactions. However, in a sale of a subsidiary’s shares that results in the deconsolidation of the subsidiary, a gain or loss is recognized for the difference between the proceeds of that sale and the carrying amount of the interest sold and a new fair value basis is established for any remaining ownership interest. The amendments were effective for Merrill Lynch beginning in 2009; earlier application was prohibited. The amendments were required to be adopted prospectively, with the exception of certain presentation and disclosure requirements (e.g., reclassifying noncontrolling interests to appear in equity), which are required to be adopted retrospectively. The adoption of the amendments did not have a material impact on the Condensed Consolidated Financial Statements.

In December 2007, the FASB issued ASC 805-10, Business Combinations, which significantly changed the financial accounting and reporting for business combinations. ASC 805-10 required, for example: (i) assets and liabilities to be measured at fair value as of the acquisition date, (ii) liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period with changes reflected in earnings and not goodwill, and (iii) all acquisition-related costs to be expensed as incurred by the acquirer. Bank of America applied ASC 805-10 to its January 1, 2009 acquisition of Merrill Lynch, the effects of which are included in these Condensed Consolidated Financial Statements.

Note 2.  Acquisition and Subsequent Transactions with Bank of America Corporation

As a result of the acquisition of Merrill Lynch by Bank of America, Merrill Lynch recorded the following preliminary purchase accounting adjustments. The allocation of the purchase price will be finalized upon completion of Bank of America’s analysis of the fair values of Merrill Lynch’s assets and liabilities in accordance with the acquisition method of accounting.

(dollars in billions, except per share amounts)

Purchase Price
Merrill Lynch common shares exchanged (in millions)	1,600
Exchange ratio	0.8595

Bank of America’s common stock issued	1,375
Purchase price per share of Bank of America’s common stock(1)	$14.08

Total value of Bank of America’s common stock and cash exchanged for fractional shares	$19.4
Merrill Lynch preferred stock(2)	8.6
Fair value of outstanding employee stock awards	1.1

Total purchase price	$29.1

Preliminary allocation of the purchase price
Merrill Lynch stockholders’ equity	$19.9
Merrill Lynch goodwill and intangible assets	(2.6)
Pre-tax adjustments to reflect acquired assets and liabilities at fair value:
Securities and derivatives	(1.2)
Loans	(6.1)
Intangible assets(3)	5.7
Other assets	(1.5)
Long-term borrowings(4)	15.8

Pre-tax total adjustments	12.7
Deferred income taxes	(5.7)

After-tax total adjustments	7.0

Fair value of net assets acquired	$24.3

Preliminary goodwill resulting from the acquisition by Bank of America(5)	$4.8

(1)	The value of the shares of common stock exchanged with Merrill Lynch shareholders was based upon the closing price of Bank of America’s common stock at December 31, 2008, the last trading day prior to the date of acquisition.
(2)	Represents Merrill Lynch’s preferred stock exchanged for Bank of America preferred stock having substantially identical terms and also includes $1.5 billion of convertible preferred stock.
(3)	Consists of trade name of $1.2 billion and customer relationship and core deposit intangibles of $4.5 billion. The amortization life is 10 years for the customer relationship and core deposit intangibles, which are primarily amortized on a straight-line basis.
(4)	The change in the estimated fair value of long-term borrowings of approximately $400 million had an immaterial impact on net income for the first and second quarters of 2009.
(5)	No goodwill is expected to be deductible for federal income tax purposes.

Subsequent to the Bank of America acquisition, certain assets and liabilities were transferred at fair value between Merrill Lynch and Bank of America. These transfers were made in connection with efforts to manage risk in a more effective and efficient manner at the consolidated Bank of America level. The assets and liabilities transferred related to sales and trading activities and included positions associated with the rates and currency, equity and mortgage products trading businesses. During the nine months ended September 30, 2009, these transfers included approximately $47 billion each of assets and liabilities transferred from Merrill Lynch to Bank of America, primarily U.S. matched book repurchase positions and mortgage positions. Approximately $42 billion of assets and $19 billion of liabilities were transferred from Bank of America to Merrill Lynch, primarily equity-related positions. In addition to these transfers, Merrill Lynch also sold one of its U.S. bank subsidiaries to Bank of America during the third quarter of 2009. See Note 21.

Note 3.  Segment and Geographic Information

Segment Information

Prior to the acquisition by Bank of America, Merrill Lynch’s operations were organized and reported as two operating segments in accordance with the criteria in ASC 280, Segment Reporting (“Segment Reporting”): Global Markets and Investment Banking (“GMI”) and Global Wealth Management (“GWM”).

As a result of the acquisition by Bank of America, Merrill Lynch reevaluated the provisions of Segment Reporting in the first quarter of 2009. Pursuant to Segment Reporting, operating segments represent components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. Based upon how the chief operating decision maker of Merrill Lynch reviews results in terms of allocating resources and assessing performance, it was determined that Merrill Lynch does not contain any identifiable operating segments under Segment Reporting. As a result, the financial information of Merrill Lynch is presented as a single segment.

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

The information that follows, in management’s judgment, provides a reasonable representation of each region’s contribution to the consolidated net revenues and pre-tax earnings/(loss) from continuing operations:

(dollars in millions)

	Successor Company		Predecessor Company
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009	September 26, 2008	September 26, 2008

Net revenues
Europe, Middle East, and Africa	$1,577	$4,642	$(1,339)	$1,061
Pacific Rim	378	1,772	311	1,858
Latin America	207	605	325	1,191
Canada	71	185	22	155

Total Non-U.S.	2,233	7,204	(681)	4,265
United States(1)	2,869	9,585	697	(3,431)

Total net revenues	$5,102	$16,789	$16	$834

Pre-tax earnings (loss) from continuing operations(2)
Europe, Middle East, and Africa	$885	$2,405	$(2,410)	$(2,583)
Pacific Rim	(76)	272	(275)	46
Latin America	76	153	104	473
Canada	39	90	(12)	16

Total Non-U.S.	924	2,920	(2,593)	(2,048)
United States(1)	(415)	(485)	(5,658)	(17,615)

Total pre-tax earnings (loss) from continuing operations(2)	$509	$2,435	$(8,251)	$(19,663)

(1)	U.S. results for the three and nine months ended September 30, 2009 included net losses of $2.1 billion and $3.5 billion, respectively, which resulted from the narrowing of Merrill Lynch’s credit spreads on the carrying values of certain long-term borrowings. Losses for the three and nine months ended September 26, 2008 were partially offset by gains of $2.8 and $5.0 billion, respectively, that resulted from the widening of Merrill Lynch’s credit spreads on the carrying value of certain long-term borrowings, and a $4.3 billion net gain related to the sale of Merrill Lynch’s ownership stake in Bloomberg L.P. (see Note 5 of the 2008 Annual Report).
(2)	See Note 18 for further information on discontinued operations.

Note 4.  Fair Value Disclosures

Fair Value Accounting

Fair Value Hierarchy

In accordance with Fair Value Accounting, Merrill Lynch has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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

As required by Fair Value Accounting, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore gains and losses for such assets and liabilities categorized within the Level 3 table below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, the following tables do not take into consideration the offsetting effect of Level 1 and 2 financial instruments entered into by Merrill Lynch that economically hedge certain exposures to the Level 3 positions.

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

Private equity and principal investments

For certain private equity and principal investments held, valuation methodologies include publicly traded comparables derived by multiplying a key performance metric (e.g., earnings before interest, taxes, depreciation and amortization) of the portfolio company by the relevant valuation multiple observed for comparable companies, acquisition comparables, entry level multiples and discounted cash flows, and are subject to appropriate discounts for lack of liquidity or marketability. Certain factors which may influence changes to the fair value include, but are not limited to, recapitalizations, subsequent rounds of financing, and offerings in the equity or debt capital markets.

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

Recurring Fair Value

The following tables present Merrill Lynch’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 26, 2008, respectively.

	Fair Value Measurements on a Recurring Basis
	Successor Company as of September 30, 2009
				Netting
(dollars in millions)	Level 1	Level 2	Level 3	Adj(1)	Total

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations:
Mortgages, mortgage-backed and asset-backed	$-	$6,045	$-	$-	$6,045
Corporate debt	-	268	-	-	268
Non-U.S. governments and agencies	1,048	869	-	-	1,917
U.S. government and agencies	369	1,695	-	-	2,064

Total securities segregated for regulatory purposes or deposited with clearing organizations	1,417	8,877	-	-	10,294

Receivables under resale agreements	-	52,436	-	-	52,436
Receivables under securities borrowed transactions	-	993	-	-	993
Trading assets, excluding derivative contracts:
Equities	16,537	6,644	299	-	23,480
Convertible debentures	-	4,538	-	-	4,538
Mortgages, mortgage-backed and asset-backed	-	2,991	4,024	-	7,015
Corporate debt	-	7,626	8,796	-	16,422
Preferred stock(2)	325	-	6,075	-	6,400
Non-U.S. governments and agencies	18,317	2,456	765	-	21,538
U.S. government and agencies	3,184	448	-	-	3,632
Municipals and money markets	500	4,679	966	-	6,145
Commodities and related contracts	-	693	-	-	693

Total trading assets, excluding derivative contracts	38,863	30,075	20,925	-	89,863

Derivative contracts	5,979	820,966	21,119	(789,874)	58,190
Investment securities trading:
Equities	-	17	-	-	17
Mortgages, mortgage-backed and asset-backed	-	-	23	-	23
Corporate debt	-	113	40	-	153
Non-U.S. governments and agencies	-	430	247	-	677
Municipals and money markets	345	361	-	-	706

Total investment securities trading	345	921	310	-	1,576

Investment securities available-for-sale:
Mortgage-backed securities — agency collateralized	-	9,818	-	-	9,818
mortgage obligations
Mortgage-backed securities — non-agency MBSs	-	1,559	796	-	2,355
Corporate/agency bonds	-	10	-	-	10
Other taxable securities	-	60	-	-	60

Total investment securities available-for-sale	-	11,447	796	-	12,243

Investment securities non-qualifying	1,945	837	3,262	-	6,044

Total investment securities	2,290	13,205	4,368	-	19,863

Securities received as collateral	14,849	375	-	-	15,224
Loans, notes and mortgages	-	761	4,074	-	4,835

	Fair Value Measurements on a Recurring Basis
	Successor Company as of September 30, 2009
				Netting
(dollars in millions)	Level 1	Level 2	Level 3	Adj(1)	Total

Liabilities:
Payables under repurchase agreements	$-	$49,501	$-	$-	$49,501
Short-term borrowings	-	568	-	-	568
Trading liabilities, excluding derivative contracts:
Equities	11,469	1,092	-	-	12,561
Convertible debentures	-	154	-	-	154
Corporate debt	-	1,622	-	-	1,622
Non-U.S. governments and agencies	18,990	525	391	-	19,906
U.S. government and agencies	1,391	173	-	-	1,564
Municipals, money markets and other	407	560	-		967

Total trading liabilities, excluding derivative contracts	32,257	4,126	391	-	36,774

Derivative contracts	5,497	823,251	15,316	(802,624)	41,440
Obligation to return securities received as collateral	14,849	375	-	-	15,224
Other payables — interest and other	-	46	241	-	287
Long-term borrowings	-	43,769	5,078	-	48,847

(1)	Represents counterparty and cash collateral netting.
(2)	Primarily represents auction rate securities.

Level 3 derivative contracts (assets) primarily relate to derivative positions on U.S. ABS CDOs and other mortgages of $5.7 billion, $9.6 billion of other credit derivatives that incorporate unobservable correlation, and $5.8 billion of equity, currency, interest rate and commodity derivatives that are long-dated and/or have an unobservable model valuation input(s).

Level 3 non-qualifying investment securities primarily relate to private equity and principal investment positions.

Level 3 loans, notes and mortgages primarily relate to mortgage and corporate loans.

Level 3 derivative contracts (liabilities) primarily relate to derivative positions on U.S. ABS CDOs and other mortgages of $4.0 billion, $6.3 billion of other credit derivatives that incorporate unobservable correlation, and $5.0 billion of equity, currency, interest rate and commodity derivatives that are long-dated and/or have unobservable correlation.

Level 3 long-term borrowings primarily relate to equity-linked structured notes of $4.1 billion that are long-dated and/or have unobservable correlation.

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

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Successor Company
	Three Months Ended September 30, 2009
		Total Realized and Unrealized Gains or (Losses)			Total Realized and		Purchases,
		included in Income			Unrealized Gains	Unrealized	Issuances
	Beginning	Principal	Other		or (Losses)	Losses to	and	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	OCI	Settlements	in (out)	Balance

Assets:
Trading assets, excluding derivative contracts:
Equities	$330	$(36)	$-	$-	$(36)	$-	$3	$2	$299
Mortgages, mortgage-backed and asset-backed	7,176	17	-	-	17	-	(3,177)	8	4,024
Corporate debt	4,004	542	-	-	542	-	3,696	554	8,796
Preferred stock	6,591	37	-	-	37	-	(553)	-	6,075
Non-U.S. governments and agencies	691	61	-	-	61	-	-	13	765
Municipals and money markets	931	6	-	-	6	-	29	-	966

Total trading assets, excluding derivative contracts	19,723	627	-	-	627	-	(2)	577	20,925

Derivative contracts, net	6,248	(1,356)	-	-	(1,356)	-	(136)	1,047	5,803
Investment securities trading:									-
Mortgages, mortgage-backed and asset-backed	38	3	-	-	3	-	(18)	-	23
Corporate debt	-	-	-	-	-	-	-	40	40
Non-U.S. governments and agencies	174	-	-	-	-	-	-	73	247

Total investment securities trading	212	3	-	-	3	-	(18)	113	310

Investment securities available-for-sale:
Mortgage-backed securities — non-agency MBSs	3,227	-	(158)	-	(158)	(602)	(1,691)	20	796

Total investment securities available-for-sale	3,227	-	(158)	-	(158)	(602)	(1,691)	20	796

Investment securities non-qualifying	2,832	-	420	-	420	-	(37)	47	3,262

Total investment securities	6,271	3	262	-	265	(602)	(1,746)	180	4,368

Loans, notes and mortgages	6,085	-	(59)	53	(6)	-	(2,052)	47	4,074
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	352	(39)	-	-	(39)	-	-	-	391

Total trading liabilities, excluding derivative contracts	352	(39)	-	-	(39)	-	-	-	391

Other liabilities — interest and other	628	-	47	-	47	-	(340)	-	241
Long-term borrowings	5,289	(468)	(93)	-	(561)	-	(371)	(401)	5,078

Net losses in principal transactions related to net derivative contracts were primarily due to the narrowing of credit spreads, primarily related to monoline hedges of mortgage-related positions.

Decreases in purchases, issuances and settlements related to mortgages, mortgage-backed and asset-backed securities are primarily due to the reclassification of certain positions to corporate debt during the third quarter of 2009. Increases in purchases, issuances and settlements related to corporate debt primarily relates to the reclassification of certain positions from mortgages, mortgage-backed and asset-backed securities during the third quarter of 2009 in addition to the recording of assets for which the exposure was previously recognized as a derivative contract (total return swap). Decreases in purchases, issuances and settlements related to available-for-sale mortgage-backed securities — non-agency primarily relates to the sale of certain positions. Decreases in purchases, issuances and settlements related to loans, notes and mortgages were due to the sale of certain held for investment loans associated with the sale of Merrill Lynch Bank USA (“MLBUSA”) to Bank of America during the third quarter of 2009. See Note 21.

Net transfers in for net derivative contracts is primarily due to an increase in the impact of credit valuation adjustments in relation to the overall pricing of certain corporate bespoke CDO positions.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Successor Company
	Nine Months Ended September 30, 2009
		Total Realized and Unrealized Gains or (Losses)			Total Realized and		Purchases,
		included in Income			Unrealized Gains	Unrealized	Issuances
	Beginning	Principal	Other		or (Losses)	Gains to	and	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	OCI	Settlements	in (out)	Balance

Assets:
Trading assets, excluding derivative contracts:
Equities	$231	$(58)	$-	$-	$(58)	$-	$175	$(49)	$299
Mortgages, mortgage-backed and asset-backed	7,568	(315)	-	-	(315)	-	(809)	(2,420)	4,024
Corporate debt	10,149	312	-	-	312	-	2,209	(3,874)	8,796
Preferred stock	3,344	(153)	-	-	(153)	-	2,779	105	6,075
Non-U.S. governments and agencies	30	125	-	-	125	-	10	600	765
Municipals and money markets	798	6	-	-	6	-	175	(13)	966

Total trading assets, excluding derivative contracts	22,120	(83)	-	-	(83)	-	4,539	(5,651)	20,925

Derivative contracts, net	2,307	(1,263)	-	-	(1,263)	-	(56)	4,815	5,803
Investment securities trading:
Mortgages, mortgage-backed and asset-backed	22	(7)	-	-	(7)	-	(22)	30	23
Corporate debt	146	(9)	-	-	(9)	-	-	(97)	40
Non-U.S. governments and agencies	-	-	-	-	-	-	-	247	247

Total investment securities trading	168	(16)	-	-	(16)	-	(22)	180	310

Investment securities available-for-sale:
Mortgage-backed securities -non- agency MBSs	350	-	(432)	178	(254)	709	(2,201)	2,192	796

Total investment securities available-for-sale	350	-	(432)	178	(254)	709	(2,201)	2,192	796

Investment securities non-qualifying	2,761	-	568	-	568	-	(60)	(7)	3,262

Total investment securities	3,279	(16)	136	178	298	709	(2,283)	2,365	4,368

Loans, notes and mortgages	359	-	450	53	503	-	(2,646)	5,858	4,074
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	-	(43)	-	-	(43)	-	-	348	391

Total trading liabilities, excluding derivative contracts	-	(43)	-	-	(43)	-	-	348	391

Other liabilities — interest and other	-	-	717	-	717	-	(340)	1,298	241
Long-term borrowings	7,480	(2,032)	(133)	-	(2,165)	-	(338)	(4,229)	5,078

Net losses in principal transactions related to net derivative contracts were primarily due to the narrowing of credit spreads during the third quarter of 2009, primarily related to monoline hedges of mortgage-related positions. Net losses in principal transactions related to long-term borrowings were primarily due to the narrowing of Merrill Lynch’s credit spreads on certain equity linked notes.

Increases in purchases, issuances and settlements related to corporate debt primarily relates to the reclassification of certain positions from mortgages, mortgage-backed and asset-backed securities during the third quarter of 2009 in addition to the recording of assets for which the exposure was previously recognized as a derivative contract (total return swap). Increases in purchases, issuances and settlements of preferred stock were primarily attributable to the purchase of auction rate securities in the first quarter of 2009. Decreases in purchases, issuances and settlements related to available-for-sale mortgage-backed securities — non agency primarily relates to the sale of certain positions. Decreases in purchases, issuances and settlements related to loans, notes and mortgages were due to the sale of certain held for investment loans associated with the sale of MLBUSA to Bank of America during the third quarter of 2009. See Note 21.

Net transfers out for mortgages, mortgage-backed and asset-backed securities primarily relates to increased price transparency (e.g. trading activity and external vendor quotes) for certain

U.S. ABS CDO underlying collateral types. Net transfers out for corporate debt primarily relates to the reclassification in the first quarter of 2009 of certain loans from trading assets to loans, notes and mortgages held for investment, which are not measured at fair value. Net transfers in for net derivative contracts primarily relates to decreased price observability for certain underlying U.S. ABS CDOs and other mortgage positions. Net transfers in for available-for-sale mortgage-backed securities — non agency is the result of changes in price transparency. Net transfers in for loans, notes and mortgages relates to the fair value option election by Merrill Lynch for certain mortgage, corporate and leveraged loans as a result of its acquisition by Bank of America. Net transfers in for other payables — interest and other relates to the fair value option election by Merrill Lynch for certain loan commitments as a result of its acquisition by Bank of America. Net transfers out for long-term borrowings were primarily due to decreases in the significance of unobservable pricing inputs for certain equity linked notes.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Predecessor Company
	Three Months Ended September 26, 2008
		Total Realized and Unrealized Gains			Total Realized and	Purchases,
		or (Losses) included in Income			Unrealized Gains	Issuances
	Beginning	Principal	Other		or (Losses)	and	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	Settlements	in (out)	Balance

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations	$-	$-	$-	$-	$-	$-	$-	$-
Trading assets	20,190	303	-	5	308	(3,374)	699	17,823
Derivative contracts, net	(1,292)	(8,792)	-	-	(8,792)	13,348	436	3,700
Investment securities	4,589	(147)	(304)	-	(451)	61	3	4,202
Loans, notes and mortgages	172	(6)	(18)	1	(23)	557	15	721
Liabilities:
Trading liabilities	-	1	-	-	1	-	29	28
Short-term borrowings	34	-	-	-	-	(19)	-	15
Long-term borrowings	12,749	3,788	271	-	4,059	(30)	2,875	11,535

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Predecessor Company
	Nine Months Ended September 26, 2008
					Total Realized and	Purchases,
		Total Realized and Unrealized Gains or (Losses) included in Income			Unrealized Gains	Issuances
	Beginning	Principal	Other		or (Losses)	and	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	Settlements	in (out)	Balance

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations	$84	$-	$-	$1	$1	$(79)	$(6)	$-
Trading assets	9,773	(2,744)	-	86	(2,658)	7,025	3,683	17,823
Derivative contracts, net	(9,069)	(9,849)	-	5	(9,844)	25,467	(2,854)	3,700
Investment securities	5,491	(895)	(291)	-	(1,186)	159	(262)	4,202
Loans, notes and mortgages	63	(6)	(19)	(2)	(27)	676	9	721
Liabilities:
Trading liabilities	-	1	-	-	1	-	29	28
Short-term borrowings	-	-	-	-	-	15	-	15
Long-term borrowings	4,765	2,171	285	-	2,456	1,435	7,791	11,535

The following tables provide the portion of gains or losses included in income for the three and nine months ended September 30, 2009 and September 26, 2008 attributable to unrealized gains or losses relating to those Level 3 assets and liabilities held at September 30, 2009 and September 26, 2008, respectively.

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3 Assets and Liabilities Still Held
	Successor Company
	Three Months Ended Sept. 30, 2009				Nine Months Ended Sept. 30, 2009
	Principal	Other			Principal	Other
	Transactions	Revenue	Interest	Total	Transactions	Revenue	Interest	Total

Assets:
Trading assets, excluding derivative contracts:
Equities	$(36)	$-	$-	$(36)	$(58)	$-	$-	$(58)
Mortgages, mortgage-backed and asset-backed	99	-	-	99	(238)	-	-	(238)
Corporate debt	409	-	-	409	162	-	-	162
Preferred stock	37	-	-	37	(153)	-	-	(153)
Non-U.S. governments and agencies	61	-	-	61	125	-	-	125
Municipals and money markets	6	-	-	6	7	-	-	7

Total trading assets, excluding derivative contracts	576	-	-	576	(155)	-	-	(155)

Derivative contracts, net	(1,365)	-	-	(1,365)	(1,281)	-	-	(1,281)
Investment securities trading:
Mortgages, mortgage-backed and asset-backed	2	-	-	2	(9)	-	-	(9)
Corporate debt	-	-	-	-	(9)	-	-	(9)
Non-U.S. governments and agencies	-	-	-	-	-	-	-	-

Total investment securities trading	2	-	-	2	(18)	-	-	(18)

Investment securities available-for-sale:
Mortgage-backed securities — non-agency MBSs	-	(177)	-	(177)	-	(241)	178	(63)

Total investment securities available-for-sale	-	(177)	-	(177)	-	(241)	178	(63)

Investment securities non-qualifying	-	438	-	438	-	586	-	586

Total investment securities	2	261	-	263	(18)	345	178	505

Loans, notes and mortgages	-	46	-	46	-	555	-	555
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	(39)	-	-	(39)	(43)	-	-	(43)

Total trading liabilities, excluding derivative contracts	(39)	-	-	(39)	(43)	-	-	(43)

Other liabilities — interest and other	-	47	-	47	-	717	-	717
Long-term borrowings	(484)	(93)	-	(577)	(2,266)	(133)	-	(2,399)

Net losses in principal transactions related to net derivative contracts were primarily due to the narrowing of credit spreads, primarily related to monoline hedges of mortgage-related positions. Net losses in principal transactions related to long-term borrowings were primarily due to the narrowing of Merrill Lynch’s credit spreads on certain equity linked notes.

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3 Assets and Liabilities Still Held
	Predecessor Company
	Three Months Ended September 26, 2008				Nine Months Ended September 26, 2008
	Principal	Other			Principal	Other
	Transactions	Revenue	Interest	Total	Transactions	Revenue	Interest	Total

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations	$-	$-	$-	$-	$-	$-	$1	$1
Trading assets	293	-	(29)	264	(2,753)	-	74	(2,679)
Derivative contracts, net	(3,979)	-	-	(3,979)	2,611	-	5	2,616
Investment securities	(102)	(304)	-	(406)	(822)	(295)	-	(1,117)
Loans, notes, and mortgages	(6)	(15)	1	(20)	(6)	(9)	(2)	(17)
Liabilities:
Long-term borrowings	3,811	271	-	4,082	2,236	285	-	2,521

Non-recurring Fair Value

Certain assets and liabilities are measured at fair value on a non-recurring basis and are not included in the tables above. These assets and liabilities primarily include loans and loan commitments held for sale and reported at lower of cost or fair value and loans held for investment that were initially measured at cost and have been written down to fair value as a result of an impairment. The following table shows the fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2009 and December 26, 2008, respectively.

(dollars in millions)
	Non-Recurring Basis				Gains/(Losses)	Gains/(Losses)
	Successor Company				Three Months	Nine Months
	as of September 30, 2009				Ended	Ended
	Level 1	Level 2	Level 3	Total	Sept. 30, 2009	Sept. 30, 2009

Assets:
Loans, notes and mortgages	$-	$941	$2,865	$3,806	$111	$90
Other assets	-	-	135	135	(61)	(121)
Liabilities:
Other payables — interest and other	-	-	56	56	(1)	20

(dollars in millions)
	Non-Recurring Basis
	Predecessor Company
	as of December 26, 2008
	Level 1	Level 2	Level 3	Total

Assets:
Loans, notes, and mortgages	$-	$4,386	$6,727	$11,113
Liabilities:
Other payables — interest and other	-	1,258	67	1,325

Loans, notes, and mortgages includes held for sale loans that are carried at the lower of cost or fair value and for which the fair value was below the cost basis at September 30, 2009 and December 26, 2008, respectively. It also includes certain impaired held for investment loans where an allowance for loan losses has been calculated based upon the fair value of the loans or collateral. Level 3 assets as of

September 30, 2009 primarily relate to residential and commercial real estate loans that are classified as held for sale where there continues to be significant illiquidity in the loan trading and securitization markets. Level 3 assets as of December 26, 2008 primarily related to U.K. and other European residential and commercial real estate loans that are classified as held for sale of $4.6 billion.

Other payables — interest and other include amounts recorded for loan commitments at lower of cost or fair value where the funded loan will be held for sale.

Fair Value Option Election

The fair value option election allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur. The fair value option election is permitted on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. As discussed above, certain of Merrill Lynch’s financial instruments are required to be accounted for at fair value under Investment Accounting and Derivatives Accounting, as well as industry level guidance. For certain financial instruments that are not accounted for at fair value under other applicable accounting guidance, the fair value option election has been made.

The following tables provide information about where in the Condensed Consolidated Statements of Earnings/(Loss) changes in fair values of assets and liabilities, for which the fair value option election has been made, are included for the three and nine months ended September 30, 2009 and September 26, 2008, respectively.

(dollars in millions)
	Successor Company
	Changes in Fair Value for Items Measured at Fair Value Pursuant to the Fair Value Option Election
	For the Three Months Ended			For the Nine Months Ended
	September 30, 2009			September 30, 2009
	Gains/	Gains/	Total	Gains/	Gains/	Total
	(losses)	(losses)	Changes	(losses)	(losses)	Changes
	Principal	Other	in Fair	Principal	Other	in Fair
	Transactions	Revenues	Value	Transactions	Revenues	Value

Assets:
Receivables under resale agreements	$(9)	$-	$(9)	$(330)	$-	$(330)
Investment securities	-	(13)	(13)	379	(148)	231
Loans, notes and mortgages	-	(37)	(37)	-	601	601
Liabilities:
Payables under repurchase agreements	2	-	2	186	-	186
Short-term borrowings	20	-	20	(226)	6	(220)
Other payables — interest and other	-	48	48	-	729	729
Long-term borrowings(1)	(3,438)	11	(3,427)	(7,195)	(29)	(7,224)

(1)	Other revenues primarily represent fair value changes on non-recourse long-term borrowings issued by consolidated SPEs.

(dollars in millions)
	Predecessor Company
	Changes in Fair Value for Items Measured at Fair Value Pursuant to the Fair Value Option Election
	For the Three Months Ended			For the Nine Months Ended
	September 26, 2008			September 26, 2008
	Gains/	Gains/	Total	Gains/	Gains/	Total
	(losses)	(losses)	Changes	(losses)	(losses)	Changes
	Principal	Other	in Fair	Principal	Other	in Fair
	Transactions	Revenues	Value	Transactions	Revenues	Value

Assets:
Receivables under resale agreements	$139	$-	$139	$(70)	$-	$(70)
Investment securities	(588)	(212)	(800)	(671)	(251)	(922)
Loans, notes and mortgages	(40)	-	(40)	(37)	12	(25)
Liabilities:
Payables under repurchase agreements	(100)	-	(100)	(52)	-	(52)
Short-term borrowings	(367)	-	(367)	(185)	-	(185)
Long-term borrowings(1)	8,632	846	9,478	12,578	1,715	14,293

(1)	Other revenues primarily represent fair value changes on non-recourse long-term borrowings issued by consolidated SPEs.

The following describes the rationale for electing to account for certain financial assets and liabilities at fair value, as well as the impact of instrument-specific credit risk on the fair value.

Resale and repurchase agreements:

Merrill Lynch made the fair value option election for certain resale and repurchase agreements. The fair value option election was made based on the tenor of the resale and repurchase agreements, which reflects the magnitude of the interest rate risk. The majority of resale and repurchase agreements collateralized by U.S. government securities were excluded from the fair value option election as these contracts are generally short-dated and therefore the interest rate risk is not considered significant. Amounts loaned under resale agreements require collateral with a market value equal to or in excess of the principal amount loaned resulting in minimal credit risk for such transactions.

Loans, notes and mortgages and loan commitments:

Merrill Lynch made the fair value option election for automobile and certain corporate loans because the loans are risk managed on a fair value basis. Upon the acquisition of Merrill Lynch by Bank of America, Merrill Lynch also made the fair value option election for certain mortgage, corporate, and leveraged loans and loan commitments. The change in the fair value of loans, notes and mortgages and loan commitments for which the fair value option election was made that was attributable to changes in borrower-specific credit risk were gains of $70 million for the three months ended September 30, 2009 and gains of $320 million for the nine months ended September 30, 2009. The change in the fair value of loans, notes and mortgages for which the fair value option election was made that was attributable to changes in borrower-specific credit risk was not material for the three and nine months ended September 26, 2008.

For those loans, notes and mortgages for which the fair value option election has been made, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status is not material to the Condensed Consolidated Financial Statements.

Short-term and long-term borrowings:

Merrill Lynch made the fair value option election for certain short-term and long-term borrowings that are risk managed on a fair value basis, including structured notes, and for which hedge accounting under Derivatives Accounting had been difficult to obtain. The majority of the fair value changes on long-term borrowings is from structured notes with coupon or repayment terms that are linked to the performance of debt and equity securities, indices, currencies or commodities. Excluding losses for the three and nine months ended September 30, 2009 and gains for the three and nine months ended September 26, 2008 related to changes in Merrill Lynch’s credit spreads, the majority of (losses)/gains for the respective periods are offset by gains/(losses) on derivatives that economically hedge these borrowings and that are accounted for at fair value under Derivatives Accounting. The changes in the fair value of liabilities for which the fair value option election was made that were attributable to changes in Merrill Lynch credit spreads were losses of approximately $2.1 billion and $3.5 billion for the three and nine months ended September 30, 2009 and gains of $2.8 billion and $5.0 billion for the three and nine months ended September 26, 2008. Changes in Merrill Lynch specific credit risk are derived by isolating fair value changes due to changes in Merrill Lynch’s credit spreads as observed in the secondary cash market.

The fair value option election was also made for certain non-recourse long-term borrowings issued by consolidated SPEs. The fair value of these long-term borrowings is unaffected by changes in Merrill Lynch’s creditworthiness.

The following tables present the difference between fair values and the aggregate contractual principal amounts of receivables under resale agreements, loans, notes, and mortgages and long-term borrowings for which the fair value option election has been made as of September 30, 2009 and December 26, 2008, respectively.

(dollars in millions)
	Successor Company
		Principal
	Fair Value	Amount
	at	Due Upon
	September 30, 2009	Maturity	Difference

Assets:
Receivables under resale agreements	$52,436	$52,083	$353
Loans, notes and mortgages	4,765	9,127	(4,362)
Liabilities:
Long-term borrowings(1)	48,847	55,604	(6,757)

(1)	The majority of the difference relates to the impact of the widening of Merrill Lynch’s credit spreads, the change in fair value of non-recourse debt, and zero coupon notes issued at a substantial discount from the principal amount.

(dollars in millions)
	Predecessor Company
		Principal
	Fair Value	Amount
	at	Due Upon
	December 26, 2008	Maturity	Difference

Assets:
Receivables under resale agreements	$62,146	$61,466	$680
Receivables under securities borrowed transactions	853	853	-
Loans, notes and mortgages	979	1,326	(347)
Liabilities:
Long-term borrowings(1)	49,521	62,244	(12,723)

(1)	The majority of the difference relates to the impact of the widening of Merrill Lynch’s credit spreads, the change in fair value of non-recourse debt, and zero coupon notes issued at a substantial discount from the principal amount.

Concentration of risk to the mortgage markets

At September 30, 2009, Merrill Lynch had sizeable exposure to the mortgage market through securities, derivatives, loans and loan commitments. This exposure primarily related to:

•	Net exposures of $33.3 billion in U.S. Prime residential mortgage-related positions and $2.6 billion in other residential mortgage-related positions, excluding Merrill Lynch’s investment securities portfolio; and

•	Net exposure of $5.9 billion in commercial real estate related positions, excluding First Republic, and $5.3 billion in First Republic commercial real estate related positions.

In September 2008, Merrill Lynch sold $30.6 billion gross notional amount of U.S. super senior ABS CDOs (the “Portfolio”) to an affiliate of Lone Star Funds for a sales price of $6.7 billion. In connection with this sale, Merrill Lynch provided financing to the purchaser for approximately 75% of the purchase price. The recourse on this loan is limited to the assets of the purchaser, which consist solely of the Portfolio. All cash flows and distributions from the Portfolio (including sale proceeds) will be applied in accordance with a specified priority of payments. The loan had a carrying value of $4.5 billion at September 30, 2009. Events of default under the loan are customary events of default, including failure to pay interest when due and failure to pay principal at maturity.

Valuation of these exposures will continue to be impacted by external market factors including default rates, rating agency actions, and the prices at which observable market transactions occur. Merrill Lynch’s ability to mitigate its risk by selling or hedging its exposures is also limited by the market environment.

Concentration of risk to financial guarantors

To economically hedge certain ABS CDO and U.S. sub-prime mortgage positions, Merrill Lynch entered into credit derivatives with various counterparties, including monolines and other financial guarantors. At September 30, 2009, the carrying value of our hedges with financial guarantors related to U.S. super senior ABS CDOs was $1.0 billion.

In addition to hedges with financial guarantors on U.S. super senior ABS CDOs, we also have hedges on certain long exposures related to corporate Collateralized Debt Obligations (“CDOs”), Collateralized Loan Obligations (“CLOs”), Residential Mortgage-Backed Securities (“RMBS”) and Commercial Mortgage-Backed Securities (“CMBS”). At September 30, 2009, the carrying value of our hedges with financial guarantors related to these types of exposures was $4.2 billion.

Note 5.  Fair Value of Financial Instruments

Disclosure is required on an interim and annual basis of the estimated fair value of financial instruments, including those financial instruments for which Merrill Lynch did not make the fair value option election. The fair values of such instruments have been derived, in part, by management’s assumptions, the estimated amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimated fair values. Accordingly, the net realizable values could be materially different from the estimates presented below. In addition, the estimates are only indicative of the value of individual financial instruments and should not be considered an indication of the fair value of Merrill Lynch.

Disclosure of the fair value of lease financing arrangements and nonfinancial instruments, including goodwill and intangible assets, is not required.

The following disclosures represent financial instruments for which the ending balances at September 30, 2009 are not carried at fair value in their entirety on Merrill Lynch’s Condensed Consolidated Balance Sheets.

Short-term Financial Instruments

The carrying value of short-term financial instruments, including cash and cash equivalents, certain securities financing transactions, customer and broker-dealer receivables and payables, and commercial paper and other short-term borrowings, approximates the fair value of these instruments. These financial instruments generally expose Merrill Lynch to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market. Merrill Lynch applied the fair value option election for certain securities financing transactions.

Loans, Notes and Mortgages

Fair values were generally determined by discounting both principal and interest cash flows expected to be collected using an observable discount rate for similar instruments with adjustments that management believes a market participant would consider in determining fair value. Merrill Lynch estimates the cash flows expected to be collected using internal credit risk, interest rate and prepayment risk models that incorporate management’s best estimate of current key assumptions, such as default rates, loss severity and prepayment speeds for the life of the loan. Merrill Lynch made the fair value option election for certain loans and loan commitments. See Note 4 for additional information on loans for which Merrill Lynch made the fair value option election.

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

Long-term Borrowings

Merrill Lynch uses quoted market prices for its long-term borrowings when available. When quoted market prices are not available, fair value is estimated based on current market interest rates and credit spreads for debt with similar maturities. Merrill Lynch made the fair value option election for certain long-term borrowings, including structured notes, for which hedge accounting had been difficult to obtain. See Note 4 for additional information.

The book and fair values of certain financial instruments at September 30, 2009 were as follows:

(dollars in millions)
	Successor Company
	September 30, 2009
	Book Value	Fair Value

Financial assets
Loans, notes and mortgages(1)	$67,729	$66,301
Financial liabilities
Deposits	47,819	47,872
Long-term borrowings(2)	164,990	171,061

(1)	Loans are presented net of allowance for loan losses and exclude leases. The fair value is determined based on the present value of future cash flows using credit spreads or risk adjusted rates of return that a buyer of the portfolio would require. Merrill Lynch expects to collect the principal cash flows underlying the book values as well as the related interest cash flows.
(2)	Includes junior subordinated notes (related to trust preferred securities).

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

Derivatives Accounting establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities. Derivatives Accounting requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The fair value of all derivatives is recorded on a net-by-counterparty basis on the Condensed Consolidated Balance Sheets where management believes a legal right of setoff exists under an enforceable netting agreement. All derivatives, including bifurcated embedded derivatives within structured notes, are reported on the Condensed Consolidated Balance Sheets as trading assets and liabilities.

The accounting for changes in fair value of a derivative instrument depends on its intended use and if it is designated and qualifies as an accounting hedging instrument under Derivatives Accounting.

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

Derivatives that qualify as accounting hedges under the guidance in Derivatives Accounting are designated as one of the following:

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

Hedge accounting activity for the three and nine months ended September 30, 2009 included the following:

Fair value hedges of interest rate risk on long-term borrowings

(dollars in millions)
		Three Months Ended	Nine Months Ended
	Account location	September 30, 2009	September 30, 2009

Gain/(loss) recognized in income on the derivative	Interest expense	$944	$(1,581)
Gain/(loss) recognized in income on the long-term borrowing	Interest expense	$(1,156)	$981
Gain/(loss) recognized in income due to hedge ineffectiveness	Interest expense	$(212)	$(600)
Carrying value of hedging derivatives as of September 30, 2009
	Trading assets	$4,678	$4,678
	Trading liabilities	$60	$60
Notional amount of hedging derivatives as of September 30, 2009
in an asset position		$59,845	$59,845
in a liability position		$2,480	$2,480

Fair value hedges of commodity price risk on commodity inventory

(dollars in millions)
		Three Months Ended	Nine Months Ended
	Account location	September 30, 2009	September 30, 2009

Gain/(loss) recognized in income on the derivative	Principal transactions	$3	$63
Gain/(loss) recognized in income on the commodity inventory	Principal transactions	$(2)	$(59)
Gain/(loss) recognized in income due to hedge ineffectiveness	Principal transactions	$1	$4
Carrying value of hedging derivatives as of September 30, 2009
	Trading assets	$57	$57
	Trading liabilities	$6	$6
Notional amount of hedging derivatives as of September 30, 2009
in an asset position		$163	$163
in a liability position		$8	$8

Cash flow hedges of commodity price risk on forecasted purchases and sales

(dollars in millions)
		Three Months Ended	Nine Months Ended
	Account location	September 30, 2009	September 30, 2009

Gain/(loss) on the derivative deferred in equity	Accumulated other
	comprehensive income	$(4)	$64
Gain/(loss) reclassified into earnings in the current period	Principal transactions	$53	$59
Gain/(loss) recognized in income due to hedge ineffectiveness	Principal transactions	$(1)	$(1)
Amount that is expected to be reclassified into earnings in the next 12 months as of September 30, 2009	Principal transactions	$5	$5
Carrying value of hedging derivatives as of September 30, 2009
	Trading assets	$14	$14
	Trading liabilities	$8	$8
Notional amount of hedging derivatives as of September 30, 2009
in an asset position		$101	$101
in a liability position		$67	$67

Net investment hedges of foreign operations

(dollars in millions)
		Three Months Ended	Nine Months Ended
	Account location	September 30, 2009	September 30, 2009

Gain/(loss) on the derivative and non-derivative hedges deferred in equity	Accumulated other
	comprehensive income	$(421)	$(1,682)
Gain/(loss) recognized in income due to hedge ineffectiveness	Other revenue	$-	$-
Gain/(loss) recognized in income from the unused portion (time value) of the hedging derivative	Other revenue	$(6)	$(98)
Carrying value of hedging derivatives as of September 30, 2009	Trading assets	$362	$362
	Trading liabilities	$398	$398
Carrying value of non-derivative hedges as of September 30, 2009	Long-term borrowings	$609	$609
Notional amount of hedging derivatives as of September 30, 2009
in an asset position		$11,058	$11,058
in a liability position		$11,266	$11,266

Gains/(losses) on non-trading derivatives not in hedge relationships

(dollars in millions)
		Three Months Ended	Nine Months Ended
	Account location	September 30, 2009	September 30, 2009

Interest rate risk	Interest expense	$124	$(594)
Foreign currency risk	Other revenue	1,944	484
Credit risk	Other revenue	(218)	(370)

The above amounts represent net gains/(losses) on derivatives that are not used for trading purposes and are not used in hedging relationships. Interest rate risk primarily relates to derivatives used to hedge long-term debt where hedge accounting is not applied and derivatives with third parties that are recorded by Merrill Lynch and utilized by Bank of America at the consolidated level for hedge accounting purposes. As the hedged item is not held by Merrill Lynch, hedge accounting is not applied by Merrill Lynch. Foreign currency risk primarily relates to economic hedges of foreign currency denominated transactions that generate earnings upon remeasurement in accordance with ASC 830-20 Foreign Currency Transactions (“Foreign Currency Transactions”). As both the remeasurement of the foreign currency risk on the transaction and the changes in fair value of the derivative are recorded in earnings, hedge accounting is not applied. Credit risk relates to credit default swaps used to economically manage the credit risk on certain loans not included in trading activities.

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

The following table identifies the primary risk for derivative instruments at September 30, 2009. The primary risk is provided on a gross basis, prior to the application of the impact of counterparty and cash collateral netting.

(dollars in millions)
	Contract/	Trading Assets-	Contract/	Trading Liabilities-
	Notional(1)	Derivative Contracts	Notional(1)	Derivative Contracts

Interest rate contracts
Swaps	$12,319,763	$582,168	$11,215,975	$571,174
Futures and forwards	1,635,948	3,050	1,651,469	3,335
Written options	-	-	1,398,659	51,393
Purchased options	1,214,564	51,208	-	-
Foreign exchange contracts
Swaps	104,920	14,289	113,462	14,939
Spot, futures and forwards	315,051	13,314	292,323	11,935
Written options	-	-	292,876	12,760
Purchased options	304,853	12,821	-	-
Equity contracts
Swaps	16,557	1,233	14,486	1,618
Futures and forwards	51,890	4,510	48,241	3,569
Written options	-	-	333,942	25,710
Purchased options	290,647	22,954	-	-
Commodity contracts
Swaps	40,637	8,894	36,459	8,260
Futures and forwards	1,029,546	14,817	1,062,483	13,567
Written options	-	-	96,850	6,350
Purchased options	94,897	5,994	-	-
Credit derivatives
Purchased protection:
Credit default swaps	1,211,026	87,250	603,170	24,229
Total return swaps	2,534	352	2,092	372
Other Credit Derivatives	5,547	52	-	-
Written protection:
Credit default swaps	599,394	23,274	1,318,012	90,273
Total return swaps	2,613	1,884	11,870	4,491
Other Credit Derivatives	-	-	5,267	89

Gross derivative assets/liabilities	$19,240,387	$848,064	$18,497,636	$844,064
Less: Legally enforceable master netting		(759,009)		(759,009)

Less: Cash collateral applied		(30,865)		(43,615)

Total derivative assets and liabilities		$58,190		$41,440

(1)	These amounts include trading derivatives, non-trading derivatives and bifurcated embedded derivatives.

Trading revenues

Merrill Lynch enters into trading derivatives and non-derivative cash instruments to facilitate client transactions, for proprietary trading and financing purposes, and to manage risk exposures arising from trading assets and liabilities. The resulting risk from derivative and non-derivative cash instruments is managed on a portfolio basis as part of Merrill Lynch’s sales and trading activities and the related revenue is recorded on different income statement line items including principal transactions, commissions, other revenues and net interest profit/(loss). The following table identifies the amounts in the income statement line items attributable to trading and non-trading activities including both derivatives and non-derivative cash instruments categorized by primary risk for the three and nine months ended September 30, 2009.

Non-trading amounts relate to activities in connection with principal investment, wealth management, and certain lending activities; economic hedging activity discussed in the Non-trading derivatives section above, and the impact of changes in Merrill Lynch’s own creditworthiness on borrowings accounted for at fair value.

(dollars in millions)
For the Three Months	Principal		Other	Net Interest
Ended Sept. 30, 2009	Transactions	Commissions	Revenues(1)	Profit/(Loss)	Total

Interest Rate Risk	$321	$16	$5	$109	$451
Foreign Exchange Risk	8	-	-	18	26
Equity Risk	567	781	34	188	1,570
Commodity Risk	146	-	-	(36)	110
Credit Risk	1,494	15	218	326	2,053

Total trading — related	2,536	812	257	605	4,210
Non-trading related	(2,322)	504	1,095	(327)	(1,050)

Total	$214	$1,316	$1,352	$278	$3,160

(dollars in millions)
For the Nine Months	Principal		Other	Net Interest
Ended Sept. 30, 2009	Transactions	Commissions	Revenues(1)	Profit/(Loss)	Total

Interest Rate Risk	$1,435	$47	$17	$445	$1,944
Foreign Exchange Risk	271	-	1	12	284
Equity Risk	2,248	2,522	63	(378)	4,455
Commodity Risk	762	-	-	(132)	630
Credit Risk	3,445	45	441	1,071	5,002

Total trading — related	8,161	2,614	522	1,018	12,315
Non-trading related	(4,114)	1,435	1,873	(344)	(1,150)

Total	$4,047	$4,049	$2,395	$674	$11,165

(1)	Includes other income and other-than-temporary impairment losses on available-for-sale debt securities.

Derivatives as guarantees

Merrill Lynch enters into certain derivative contracts that meet the definition of a guarantee under ASC 460, Guarantees (“Guarantees Accounting”). Guarantees are defined to include derivative contracts that contingently require a guarantor to make payment to a guaranteed party based on changes in an underlying (such as changes in the value of interest rates, security prices, currency rates, commodity prices, indices, etc.), that relate to an asset, liability or equity security of a guaranteed party. Derivatives that meet the definition of guarantees include certain written options (e.g., written interest rate and written currency options). Merrill Lynch does not track, for accounting purposes, whether its clients enter into these derivative contracts for speculative or hedging purposes. Accordingly, Merrill Lynch has disclosed information about all credit derivatives and certain types of written options that can potentially be used by clients to protect against changes in an underlying, regardless of how the contracts are actually used by the client.

Merrill Lynch’s derivatives that act as guarantees at September 30, 2009 are summarized below:

(in millions)
	Maximum
	Payout/	Less than				Carrying
	Notional	1 year	1+ - 3 years	3+ - 5 years	Over 5 years	Value(1)

Derivative contracts:
Credit derivatives:
Investment grade(2)	$750,963	$62,747	$151,832	$338,599	$197,785	$28,731
Non-investment grade(2)	1,180,926	82,472	247,402	404,292	446,760	66,033

Total credit derivatives	1,931,889	145,219	399,234	742,891	644,545	94,764
Other derivatives	1,819,409	569,356	497,093	284,643	468,317	82,995

Total derivative contracts	$3,751,298	$714,575	$896,327	$1,027,534	$1,112,862	$177,759

(1)	Derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Refers to the creditworthiness of the underlying reference obligations.

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

Merrill Lynch economically hedges its exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, Merrill Lynch purchases credit protection with identical underlying referenced names to offset its exposure. At

September 30, 2009, the notional value and carrying value of credit protection purchased and credit protection sold by Merrill Lynch with identical underlying referenced names was:

(in millions)
	Maximum
	Payout/	Less than				Carrying
	Notional	1 year	1+ - 3 years	3+ - 5 years	Over 5 years	Value(1)

Credit derivatives purchased	$1,786,772	$138,700	$383,858	$716,000	$548,214	$77,886
Credit derivatives sold	1,901,795	142,663	396,678	736,501	625,953	85,628

(1)	Derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.

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

As the fair value and risk of payment under these derivative contracts are based upon market factors, such as changes in interest rates or foreign exchange rates, the carrying values in the table above reflect the best estimate of Merrill Lynch’s performance risk under these transactions at September 30, 2009. Merrill Lynch economically hedges its exposure to these contracts by entering into a variety of offsetting derivative contracts and security positions.

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

Where Merrill Lynch has entered into legally enforceable netting agreements with counterparties, it reports derivative assets and liabilities, and any related cash collateral, net in the Condensed Consolidated Balance Sheets in accordance with ASC 210-20, Balance Sheet-Offsetting. At September 30, 2009, cash collateral received of $30.9 billion and cash collateral paid of $43.6 billion was netted against derivative assets and liabilities, respectively.

Merrill Lynch considers the impact of counterparty credit risk on the valuation of derivative contracts. Factors used to determine the credit valuation adjustments on the derivatives portfolio include current exposure levels (i.e., fair value prior to credit valuation adjustments) and expected exposure levels profiled over the maturity of the contracts. Credit default swaps market information, including either quoted single name credit default swaps or index or other proxy credit default swaps, is also considered. In addition, the credit valuation adjustments also take into account the netting and credit provisions of relevant agreements including collateral margin agreements and legally enforceable netting agreements. During the three and nine months ended September 30, 2009, valuation adjustments of approximately $1.1 billion and $1.2 billion, respectively were recognized as gains in principal transactions for counterparty credit risk. At September 30, 2009, the cumulative counterparty credit risk valuation adjustment that was reflected in derivative assets was $6.8 billion. In addition, the fair value of derivative liabilities is adjusted to reflect the impact of Merrill Lynch’s credit quality. During the three and nine months ended September 30, 2009, valuation adjustments of approximately $0.4 billion and $0.5 billion, respectively, were recognized as losses in principal transactions for changes in Merrill Lynch’s credit risk. At September 30, 2009, the cumulative credit risk valuation adjustment that was reflected in the derivative liabilities balance was $0.5 billion.

Bank of America has guaranteed the performance of Merrill Lynch on certain derivative transactions. The aggregate amount of such derivative liabilities was approximately $270 million at September 30, 2009.

Credit-risk related contingent features

The majority of Merrill Lynch’s derivative contracts contain credit-risk-related contingent features, primarily within the ISDA agreements, that help to reduce the credit risk of these instruments as compared to other obligations of the respective counterparty with whom Merrill Lynch has transacted (e.g., other senior debt). These contingent features may be for the benefit of Merrill Lynch or may benefit Merrill Lynch’s counterparties in respect of changes in Merrill Lynch creditworthiness. At September 30, 2009, Merrill Lynch posted collateral of $48.8 billion under derivative contracts that were in a liability position, of which $43.6 billion represented cash collateral, as noted above.

In connection with certain OTC derivatives transactions and other trading agreements, Merrill Lynch could be required to provide additional collateral to or terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of ML & Co. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or an amount related to the market value of the exposure. At September 30, 2009, the amount of additional collateral and termination payments that would be required for such derivatives transactions and trading agreements was approximately $1.6 billion in the event of a downgrade to low single-A by all credit agencies. A further downgrade of ML & Co.’s long-term senior debt credit rating to the BBB+ or equivalent level would require approximately $0.6 billion of additional collateral.

Note 7.  Securities Financing Transactions

Merrill Lynch enters into secured borrowing and lending transactions in order to meet customers’ needs and earn residual interest rate spreads, obtain securities for settlement and finance trading inventory positions.

Under these transactions, Merrill Lynch either receives or provides collateral, including U.S. Government and agency securities, asset-backed, corporate debt, equity, and non-U.S. government and agency securities. Merrill Lynch receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and other loans. Under most agreements, Merrill Lynch is permitted to sell or repledge the securities received (e.g., use the securities to secure repurchase agreements, enter into securities lending transactions, or deliver to counterparties to cover short positions). At September 30, 2009 and December 26, 2008, the fair value of securities received as collateral where Merrill Lynch is permitted to sell or repledge the securities was $314 billion and $327 billion, respectively, and the fair value of the portion that has been sold or repledged was $259 billion and $251 billion, respectively. Merrill Lynch may use securities received as collateral for resale agreements to satisfy regulatory requirements such as Rule 15c3-3 of the Securities Exchange Act of 1934.

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

The carrying value and classification of securities owned by Merrill Lynch that have been pledged to counterparties where those counterparties do not have the right to sell or repledge at September 30, 2009 and December 26, 2008 are as follows:

(dollars in millions)
	Successor Company	Predecessor Company
	September 30, 2009	December 26, 2008

Trading asset category
Corporate debt and preferred stock	$6,318	$15,024
Equities and convertible debentures	5,188	10,995
U.S. Government and agencies	3,578	4,982
Mortgages, mortgage-backed, and asset-backed securities	3,488	12,462
Municipals and money markets	2,000	1,320
Non-U.S. governments and agencies	786	587

Total	$21,358	$45,370

Additionally, Merrill Lynch has pledged approximately $2.8 billion and $18.6 billion of loans, and $895 million and $4.4 billion of investment securities to counterparties at September 30, 2009 and December 26, 2008, respectively, where those counterparties do not have the right to sell or repledge those assets. In some cases, Merrill Lynch has transferred assets to consolidated VIEs where those restricted assets serve as collateral for the interests issued by the VIEs. These restricted assets are included in the amounts above. These transactions are also described in Note 9.

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

Note 8.  Investment Securities

Investment securities on the Condensed Consolidated Balance Sheets include:

•	Investments within the scope of Investment Accounting that are held by ML & Co. and certain of its non-broker-dealer entities, including Merrill Lynch banks, and consist of:

•	Debt securities, including debt held-for-investment and liquidity and collateral management purposes that are classified as available-for-sale, debt securities held for trading purposes, and debt securities that Merrill Lynch intends to hold until maturity;

•	Marketable equity securities, which are generally classified as available-for-sale.

•	Non-qualifying investments are those that are not within the scope of Investment Accounting and consist principally of equity investments, including investments in partnerships and joint ventures. Included in equity investments are investments accounted for under the equity method of accounting, which consist of investments in (i) partnerships and certain limited liability corporations where Merrill Lynch has more than a minor influence (generally defined as greater than a three percent interest) and (ii) corporate entities where Merrill Lynch has the ability to exercise significant influence over the investee (generally defined as ownership and voting interest of 20% to 50%). Also included in equity investments are private equity investments that Merrill Lynch holds for capital appreciation and/or current income and which are accounted for at fair value in accordance with the Investment Company Guide, as well as private equity investments accounted for at fair value under the fair value option election. The carrying value of such private equity investments reflects expected exit values based upon market prices or other valuation methodologies, including discounted expected cash flows and market comparables of similar companies.

Investment securities reported on the Condensed Consolidated Balance Sheets at September 30, 2009 and December 26, 2008 are as follows:

(dollars in millions)
	Successor Company	Predecessor Company
	September 30, 2009	December 26, 2008

Investment securities
Available-for-sale(1)	$18,288	$34,103
Trading	1,576	1,745
Held-to-maturity(2)	253	4,576
Non-qualifying(3)
Equity investments(4)	18,190	24,306
Investments in trust preferred securities and other investments	1,654	1,432

Total	$39,961	$66,162

(1)	At September 30, 2009 and December 26, 2008, includes $6.0 billion and $9.2 billion, respectively, of investment securities reported in cash and securities segregated for regulatory purposes or deposited with clearing organizations. The decline in available-for-sale securities from June 30, 2009 primarily reflected asset sales and the sale of MLBUSA to Bank of America.
(2)	The 2008 balance primarily relates to notes issued by Bloomberg, Inc. in connection with the sale of Merrill Lynch’s 20% stake in Bloomberg L.P., which was reclassified to loans held for investment in 2009 pursuant to the acquisition by Bank of America.
(3)	Non-qualifying for Investment Accounting purposes.
(4)	Includes Merrill Lynch’s investment in BlackRock, Inc.

As a result of the acquisition of Merrill Lynch by Bank of America, all securities have a new cost basis as of January 1, 2009. For the three and nine-month periods ended September 30, 2009, other-than-temporary impairment charges related to non-agency mortgage-backed available-for-sale securities were $306 million and $603 million, respectively. The credit-related portions of these amounts were $305 million and $599 million for the three and nine-month periods ended September 30, 2009, respectively. In the three and nine months ended September 26, 2008, Merrill Lynch recorded other-than-temporary impairment charges of $847 million and $2.9 billion, respectively, primarily related to certain mortgage and asset-backed securities. Refer to Note 1 for Merrill Lynch’s accounting policies regarding other-than-temporary-impairment of investment securities.

Information regarding investment securities subject to Investment Accounting follows:

(dollars in millions)

	Successor Company
	September 30, 2009

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale
Mortgage-backed securities:
Agency collateralized mortgage obligations	$15,763	$234	$(134)	$15,863
Non-agency	2,827	269	(741)	2,355
Corporate/Agency bonds	10	-	-	10
Other taxable securities	61	-	(1)	60

Total Available-for-Sale Securities	$18,661	$503	$(876)	$18,288

Held-to-Maturity
Corporate debt and municipal	$253	$-	$-	$253

Total	$18,914	$503	$(876)	$18,541

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

The amortized cost and fair value of available-for-sale debt securities by expected maturity for mortgage-backed securities and contractual maturity for other debt securities at September 30, 2009 are as follows:

(dollars in millions)
	Available-for-Sale
	Amortized	Fair
	Cost	Value

Due in one year or less	$674	$623
Due after one year through five years	9,045	8,900
Due after five years through ten years	8,386	8,395
Due after ten years	556	370

Total(1)	$18,661	$18,288

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay their obligations with or without prepayment penalties.

The proceeds and gross realized gains/(losses) from the sale of available-for-sale securities during the three and nine months ended September 30, 2009 are as follows:

(dollars in millions)
	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009

Proceeds(1)	$5,655	$11,499
Gross realized gains	386	550
Gross realized losses	(29)	(79)

(1)	Includes approximately $2 billion related to the sale of MLBUSA to Bank of America during the third quarter of 2009.

Equity Method Investments

Summarized aggregate financial information for Merrill Lynch’s most significant equity method investees (BlackRock Inc., Warburg Pincus Funds IX and X, L.P. and WCG Master Fund Ltd.) is as follows:

(dollars in millions)
	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009

Revenues	$1,901	$3,579
Operating income	1,026	1,130
Earnings before income taxes	1,104	1,106
Net earnings	986	860

Note 9.  Securitization Transactions and Transactions with Variable Interest Entities (“VIEs”)

The following provides information for consolidated VIEs, for VIEs in which Merrill Lynch is the sponsor as defined below or is a significant variable interest holder (“Sponsor/Significant VIH”) and for VIEs that are established for securitizations and asset-backed financing arrangements.

Merrill Lynch has defined “sponsor” to include all transactions where Merrill Lynch has transferred assets to a VIE and/or structured the VIE, regardless of whether or not the asset transfer has met the sale conditions in Financial Transfers and Servicing Accounting. Merrill Lynch discloses all instances where continued involvement with the assets exposes it to potential economic gain/(loss), regardless of whether or not that continued involvement is considered to be a variable interest in the VIE.

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

Merrill Lynch has entered into transactions with different types of VIEs which are described as follows:

Loan and Real Estate VIEs

Merrill Lynch has involvement with VIEs that hold mortgage related loans or real estate. These VIEs include entities that are primarily designed to obtain exposure to mortgage related assets or invest in real estate for both clients and Merrill Lynch. Loan and real estate VIEs include failed securitization transactions where residential and commercial mortgages are transferred to VIEs that do not meet QSPE conditions (typically as a result of derivatives entered into by the VIE that pertain to interests held by Merrill Lynch) and loan VIEs that hold mortgage loans where Merrill Lynch holds most or all of the issued financing but does not have voting control. Loan and real estate VIEs are reported in the Consolidated VIEs table and the Sponsor/Significant VIH table. In addition, many loan VIEs, specifically those related to residential and commercial mortgages, are securitization VIEs that meet the QSPE criteria. Transactions where Merrill Lynch is the transferor of loans to a VIE or QSPE and accounts for the transaction as a sale are reflected in the Securitization Transactions table of this Note.

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

Equity Funds

Merrill Lynch has made certain investments in equity funds that are VIEs. Merrill Lynch may be the primary beneficiary of these funds as a result of a majority investment in the fund. In instances where Merrill Lynch is not the primary beneficiary, it is considered the sponsor and generally has continued involvement through equity derivatives with these VIEs. VIEs where Merrill Lynch is the sponsor and has continued involvement are reflected in the Sponsor/

Significant VIH table. These VIEs are typically financed by a single tranche of limited life preferred shares or similar debt instruments that pass through the economics of the underlying assets and derivative contracts.

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

Municipal Bond Securitizations

Municipal Bond Securitizations are transactions where Merrill Lynch transfers municipal bonds to SPEs and those SPEs issue puttable floating rate instruments and a residual interest in the form of an inverse floater. Most of these SPEs are QSPEs and are therefore not consolidated by Merrill Lynch. Merrill Lynch reports these SPEs in the Securitization Transactions table below. Municipal Bond transactions where Merrill Lynch is the primary beneficiary are reported in the Consolidated VIEs table.

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

Variable Interest Entities

Consolidation Accounting requires an entity to consolidate a VIE if that entity holds a variable interest that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The entity required to consolidate a VIE is known as the primary beneficiary. VIEs are reassessed for consolidation when reconsideration events occur. Reconsideration events include, changes to the VIEs’ governing documents that reallocate the expected losses/returns of the VIE between the primary beneficiary and other variable interest holders or sales and purchases of variable interests in the VIE. Refer to Note 1 for further information.

The table below provides the disclosure information required for VIEs that are consolidated by Merrill Lynch. The table excludes consolidated VIEs where Merrill Lynch also holds a majority of the voting interests in the entity unless the activities of the VIE are primarily related to securitization or other forms of asset-backed financings.

(dollars in millions)
		Assets after intercompany		Liabilities after	Maximum
Consolidated VIEs	Total	eliminations		intercompany	Exposure
Type of VIE	Assets	Unrestricted	Restricted(1)	eliminations	to Loss(2)

Successor Company
September 30, 2009
Loan and real estate VIEs(3)	$3,753	$736	$2,578	$1,151	$2,311
Equity Funds(4)	235	1	151	105	144
Credit-linked note and other VIEs(5)	1,690	353	823	69	1,086
CDOs/CLOs(6)	3,010	-	304	2,967	2,708
Municipal Bonds(7)	573	573	-	-	573

Predecessor Company
December 26, 2008
Loan and real estate VIEs(3)	$9,080	$2,475	$2,680	$4,769	$3,479
Equity Funds(4)	473	3	119	230	116
Credit-linked note and other VIEs(5)	1,643	1,221	-	45	45
CDOs/CLOs(6)	693	-	360	489	237

(1)	Assets are considered restricted when they cannot be freely pledged or sold by Merrill Lynch.
(2)	This column reflects Merrill Lynch’s maximum exposure to loss associated with the VIE. It includes the value of on balance sheet assets plus the maximum exposure associated with off balance sheet instruments (e.g., total return swaps) less any liabilities where the investors do not have recourse to Merrill Lynch.
(3)	For Loan and real estate VIEs, assets are primarily recorded in loans, notes and mortgages. Assets related to VIEs that hold real estate investments are included in other assets. Liabilities are primarily recorded in short and long-term borrowings.
(4)	For Equity funds, assets are recorded in trading assets and liabilities are recorded in long-term borrowings.
(5)	For CLNs and other VIEs, assets are recorded in trading assets and investment securities and liabilities are recorded in long-term borrowings.
(6)	For CDOs/CLOs, assets are primarily recorded in loans, notes and mortgages and liabilities are recorded in long-term borrowings. Certain consolidated CDOs are established to provide full recourse secured financing to Merrill Lynch.
(7)	For Municipal bonds, assets are recorded in trading assets.

Merrill Lynch may also be a Sponsor/Significant VIH in VIEs. Where Merrill Lynch has involvement as a Sponsor/Significant VIH, it is required to disclose the size of the VIE, the assets and liabilities on its balance sheet related to transactions with the VIE, and its maximum exposure to loss as a result of its interest in the VIE.

The following table summarizes Merrill Lynch’s involvement with Sponsor/Significant VIH VIEs as of September 30, 2009 and December 26, 2008.

(dollars in millions)
		Assets on	Liabilities on	Maximum
Sponsor/Significant VIH		Merrill Lynch’s	Merrill Lynch’s	Exposure
Type of VIE	Size of VIE(1)	Balance Sheet(2)	Balance Sheet(2)	to Loss(3)

Successor Company
September 30, 2009
Loan and real estate VIEs(4)	$776	$334	$-	$334
Equity Funds(5)	2,174	309	579	309
Credit-linked note and other VIEs(6)	12,236	4,487	1,255	9,591
CDOs/CLOs(7)	53,465	3,126	957	6,438

Predecessor Company
December 26, 2008
Loan and real estate VIEs(4)	$1,761	$712	$61	$712
Equity Funds(5)	2,898	312	537	312
Credit-linked note and other VIEs(6)	13,257	6,889	986	10,452
CDOs/CLOs(7)	59,475	3,584	344	8,155

(1)	Size generally reflects the estimated principal of securities issued by the VIE or the principal of the underlying assets held by the VIE and serves to provide information on the relative size of the VIE as compared to Merrill Lynch’s involvement with the VIE.
(2)	Assets and Liabilities on Merrill Lynch’s Balance Sheet reflect the effect of netting, if applicable.
(3)	The maximum exposure to loss includes: the assets held by Merrill Lynch — including the value of derivatives that are in an asset position, and the notional amount of liquidity and other support provided to VIEs generally through total return swaps over the assets of the VIE. The maximum exposure to loss for liquidity and other support assumes a total loss on the referenced assets held by the VIE.
(4)	Loan and real estate VIE assets primarily include loans recorded in loans, notes and mortgages and derivatives recorded in trading assets. Liabilities include derivatives recorded in trading liabilities.
(5)	Equity fund assets include cash instruments and derivatives recorded in trading assets. Liabilities are recorded in payables under repurchase agreements in instances where assets were transferred but the transfer did not meet the sale requirements of Financial Transfers and Servicing Accounting, or trading liabilities for derivatives.
(6)	CLN and other VIE assets include derivatives and are recorded in trading assets. Liabilities are recorded in payables under repurchase agreements in instances where assets were transferred but the transfer did not meet the sale requirements of Financial Transfers and Servicing Accounting, or trading liabilities for derivatives. In certain transactions, Merrill Lynch enters into total return swaps over assets held by the VIEs. Maximum exposure to loss represents the sum of the notional amount of these derivatives and the value of any assets on Merrill Lynch’s balance sheet.
(7)	CDO/CLO assets and liabilities are primarily derivatives recorded in trading assets/liabilities.

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

The table below categorizes securitization transactions between QSPEs and non-QSPEs. Transactions with CLNs and CDO/CLOs that have been accounted for as sales under Financial Transfers and Servicing Accounting are reflected in the Sponsor/Significant VIH table above.

(dollars in millions)
				Maximum	Year-to-date
Securitization Transactions	Size/Principal	Assets on	Liabilities on	Exposure to	(Loss)	Cash
Type of Entity	Outstanding(1)	Balance Sheet(2)	Balance Sheet(2)	Loss(3)	on Sale	Flows

Successor Company
September 30, 2009
QSPEs:
Residential Mortgage Loans(4)	$45,062	$1,305	$155	$1,314	$-	$7
Municipal Bonds(5)	5,379	1,253	281	6,175	-	312
Commercial Loans and Other(6)	10,261	245	10	337	-	6
Non-QSPEs:
Loan and real estate VIEs(7)	10,566	7,068	-	7,151	-	96

Predecessor Company
December 26, 2008
QSPEs:
Residential Mortgage Loans(4)	$78,162	$1,667	$207	$1,654	$-	$10,141
Municipal Bonds(5)	9,377	487	674	8,644	-	5,824
Commercial Loans and Other(6)	18,366	288	-	288	-	1,091
Non-QSPEs:
Loan and real estate VIEs(7)	10,182	6,757	-	6,757	(22)	3,035

(1)	Size/Principal Outstanding reflects the estimated principal of the underlying assets held by the VIE/SPEs.

(2)	Assets and Liabilities on Merrill Lynch’s Balance Sheet reflect the effect of Balance Sheet-Offsetting Accounting, if applicable.
(3)	The maximum exposure to loss includes the following: the assets held by Merrill Lynch — including the value of derivatives that are in an asset position and retained interests in the VIEs/SPEs; and the notional amount of liquidity and other support generally provided through total return swaps. The maximum exposure to loss for liquidity and other support assumes a total loss on the referenced assets held by the VIE.
(4)	Residential mortgage loan QSPE assets primarily include servicing advances recorded in other assets and cash instruments recorded in investment securities and trading assets. Liabilities include derivatives recorded in trading liabilities.
(5)	Municipal bond QSPE assets include cash instruments recorded in trading assets and investment securities. Liabilities include derivatives recorded in trading liabilities. At September 30, 2009 and December 26, 2008, the carrying value of the liquidity and other support related to these transactions was $281 million and $674 million, respectively.
(6)	Commercial loans and other QSPEs primarily include commercial mortgage securitizations. Assets include cash instruments and derivatives, primarily recorded in trading assets. Liabilities include derivatives recorded in trading liabilities.
(7)	Loan and real estate entity assets are recorded in loans, notes and mortgages and relate to asset-backed financing arrangements, which include the sale of U.S. super senior ABS CDOs in 2008 to an affiliate of Lone Star Funds.

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

Retained interests held as available-for-sale securities are reviewed periodically for impairment. In certain cases liquidity facilities are accounted for as guarantees under Guarantees Accounting (refer to Note 14 for more information) and a liability is recorded at fair value at the inception of the transaction.

Retained interests in securitized assets were approximately $1.4 billion and $1.8 billion at September 30, 2009 and December 26, 2008, respectively, which primarily relates to municipal bond securitization transactions. Retained interests in securitized assets do not include loans made to entities under asset-backed financing arrangements.

The following table presents information on retained interests excluding the offsetting benefit of financial instruments used to hedge risks, held by Merrill Lynch as of September 30, 2009, which arise from Merrill Lynch’s municipal bond securitization transactions. The pre-tax sensitivities of the current fair value of the retained interests to an immediate 100 basis point and 200 basis point increase and decrease in the discount rate are shown below.

(dollars in millions)
Municipal
Bonds

Retained interest amount	$1,253
Weighted average credit losses (rate per annum)(1)	0.0%
Weighted average discount rate	6.19%
Impact on fair value of 100 basis point decrease in discount rate	$79
Impact on fair value of 200 basis point decrease in discount rate	$180
Impact on fair value of 100 basis point increase in discount rate	$(30)
Impact on fair value of 200 basis point increase in discount rate	$(39)
Weighted average life (in years)	-
Weighted average prepayment speed (CPR)(2)	0.0%

CPR=Constant Prepayment Rate

(1)	Credit losses are computed only on positions for which expected credit loss is either a key assumption in the determination of fair value or is not reflected in the discount rate.

(2)	Relates to select securitization transactions where assets are prepayable. Merrill Lynch does not hold any retained interest where the underlying assets are prepayable.

The preceding sensitivity analysis is hypothetical and should be used with caution. In particular, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated independent of changes in any other assumption; in practice, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. Further, changes in the fair value disclosed above generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the sensitivity analysis does not include the offsetting benefit of financial instruments that Merrill Lynch utilizes to hedge risks, including credit, interest rate, and prepayment risk, that are inherent in the retained interests. These hedging strategies are structured to take into consideration the hypothetical stress scenarios above, such that they would be effective in principally offsetting Merrill Lynch’s exposure to loss in the event that these scenarios occur.

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

Loans, notes, mortgages and related commitments to extend credit at September 30, 2009 and December 26, 2008, are presented below. This disclosure includes commitments to extend credit that, if drawn upon, will result in loans held for investment or loans held for sale.

(dollars in millions)
	Loans		Commitments(1)
	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company
	September 30,	December 26,	September 30,	December 26,
	2009	2008	2009(2)(3)	2008

Consumer:
Mortgages	$26,862	$29,397	$7,499	$8,269
Other	9,446	1,360	399	2,582
Commercial and small- and middle-market business:
Investment grade	12,566	17,321	8,256	28,269
Non-investment grade	18,969	23,184	6,455	9,291

	67,843	71,262	22,609	48,411
Allowance for loan losses	(114)	(2,072)	-	-
Reserve for lending-related commitments(4)	-	-	(1,023)	(2,471)

Total, net	$67,729	$69,190	$21,586	$45,940

(1)	Commitments are outstanding as of the date the commitment letter is issued and are comprised of closed and contingent commitments. Closed commitments represent the unfunded portion of existing commitments available for draw down. Contingent commitments are contingent on the borrower fulfilling certain conditions or upon a particular event, such as an acquisition. A portion of these contingent commitments may be syndicated among other lenders or replaced with capital markets funding.

(2)	See Note 14 for a maturity profile of these commitments.
(3)	In addition to the loan origination commitments included in the table above, Merrill Lynch had agreements to purchase $478 million of loans that, upon settlement of the commitment, will be classified in loans held for investment and loans held for sale. See Note 14 for additional information.
(4)	Amounts are included within other payables on the Condensed Consolidated Balance Sheets.

Activity in the allowance for loan losses is presented below:

(dollars in millions)
	Successor Company	Predecessor Company
	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 26, 2008

Allowance for loan losses, at beginning of period(1)	$-	$533
Provision for loan losses	312	538
Charge-offs	(104)	(233)
Recoveries	5	9

Net charge-offs	(99)	(224)
Other(2)	(99)	5

Allowance for loan losses, at end of period	$114	$852

(1)	The allowance for loan losses as of December 26, 2008 was eliminated as of January 1, 2009 as a result of purchase accounting adjustments.
(2)	The amount for 2009 includes $100 million of allowance for loan losses transferred to Bank of America, N.A., a subsidiary of Bank of America, in connection with the sale of MLBUSA. See Note 21 regarding the sale of MLBUSA.

Consumer loans, substantially all of which are collateralized, consisted of approximately 290,000 individual loans at September 30, 2009. Commercial loans consisted of approximately 12,000 separate loans. The principal balance of non-accrual loans was $3.3 billion at September 30, 2009 and $2.5 billion at December 26, 2008. The investment grade and non-investment grade categorization is determined using the credit rating agency equivalent of internal credit ratings. Non-investment grade counterparties are those rated lower than the BBB- category.

The above amounts include $7.9 billion and $11.5 billion of loans held for sale at September 30, 2009 and December 26, 2008, respectively. Loans held for sale are loans that management expects to sell prior to maturity. At September 30, 2009, such loans consisted of $3.7 billion of consumer loans, primarily residential mortgages and automobile loans, and $4.2 billion of commercial loans, approximately 16% of which are to investment grade counterparties. At December 26, 2008, such loans consisted of $4.0 billion of consumer loans, primarily residential mortgages and automobile loans, and $7.5 billion of commercial loans, approximately 15% of which were to investment grade counterparties.

In some cases, Merrill Lynch enters into single name and index credit default swaps to mitigate credit exposure related to funded and unfunded commercial loans. The notional value of these swaps totaled $3.5 billion and $13.2 billion at September 30, 2009 and December 26, 2008, respectively. The following tables provide information regarding Merrill Lynch’s net credit default protection associated with its funded and unfunded commercial loans as of September 30, 2009:

Net Credit Default Protection by Maturity Profile
September 30,
2009

Less than or equal to one year	7%
Greater than one year and less than or equal to five years	83
Greater than five years	10

Total net credit default protection	100%

Net Credit Default Protection by Credit Exposure Debt Rating
(dollars in millions)
	September 30,
	2009
	Net
Ratings(1)	Notional	Percent

AAA	$-	-%
AA	(465)	13.4
A	(1,203)	34.8
BBB	(940)	27.2
BB	(409)	11.8
B	(158)	4.6
CCC and below	(244)	7.1
NR	(39)	1.1

Total net credit default protection	$(3,458)	100.0%

(1)	Merrill Lynch considers ratings of BBB- or higher to meet the definition of investment grade.

Effect of the Acquisition of Merrill Lynch by Bank of America

Upon completion of the acquisition of Merrill Lynch by Bank of America, Merrill Lynch adjusted the carrying value of its loans to fair value. Certain of these loans were subject to the requirements of Acquired Impaired Loan Accounting, which addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans if those differences are attributable, at least in part, to credit quality. Acquired Impaired Loan Accounting requires impaired loans to be recorded at estimated fair value and prohibits “carrying over” or the creation of valuation allowances in the initial accounting for loans acquired in a transfer that are within the scope of Acquired Impaired Loan Accounting.

The estimated fair values for loans within the scope of Acquired Impaired Loan Accounting are determined by discounting cash flows expected to be collected using a discount rate for similar instruments with adjustments that management believes a market participant would consider in determining fair value. Cash flows expected to be collected at acquisition are estimated using internal prepayment, interest rate and credit risk models that incorporate management’s best estimate of certain key assumptions, such as default rates, loss severity and prepayment speeds. All other loans were remeasured at the present value of contractual payments discounted to the prevailing interest rates on the date of acquisition.

Under Acquired Impaired Loan Accounting, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Changes in the expected cash flows from the date of acquisition will either impact the accretable yield or result in a charge to the provision for credit losses. Subsequent decreases to expected principal cash flows will result in a charge to provision for credit losses and a corresponding increase to allowance for loan losses. Subsequent increases in expected principal cash flows will result in recovery of any previously recorded allowance for loan losses, to the extent applicable, and an increase from expected cash flows to accretable yield for any remaining increase. All changes in expected interest cash flows will result in an increase or decrease of accretable yield.

In connection with Merrill Lynch’s acquisition by Bank of America, loans within the scope of Acquired Impaired Loan Accounting had an unpaid principal balance of $5.6 billion ($2.7 billion consumer and $2.9 billion commercial) and a carrying value of $4.2 billion ($2.3 billion consumer and $1.9 billion commercial) as of January 1, 2009. These loans had an unpaid principal balance of $3.1 billion ($1.2 billion consumer and $1.9 billion commercial) and a carrying value of $1.9 billion ($1.0 billion consumer and $0.9 billion commercial, net of allowance for loan losses) as of September 30, 2009. The following table provides details of these loans.

Acquired Impaired Loans
(dollars in millions)	As of January 1, 2009

Contractually required payments including interest	$6,205
Less: Nonaccretable difference	(1,357)

Cash flows expected to be collected(1)	4,848
Less: Accretable yield	(627)

Fair value of loans acquired	$4,221

(1)	Represents undiscounted expected principal and interest cash flows at the acquisition date (January 1, 2009).

The following table provides activity for the accretable yield of loans within the scope of Acquired Impaired Loan Accounting for the three and nine months ended September 30, 2009.

(dollars in millions)
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2009	2009

Accretable yield, beginning of period	$551	$627
Impact of sale of MLBUSA to Bank of America	(212)	(212)
Accretions	(12)	(109)
Disposals	-	(8)
Decrease in expected cash flows(1)	(40)	(11)

Accretable yield, September 30, 2009	$287	$287

(1)	Represents reclassifications to/from nonaccretable difference, increases/decreases in interest cash flows due to prepayments and/or changes in interest.

Note 11. Goodwill and Intangible Assets

In connection with the acquisition of Merrill Lynch by Bank of America, the carrying value of Merrill Lynch’s goodwill as of December 26, 2008 was eliminated. New goodwill was recorded on January 1, 2009. In addition, as of January 1, 2009, certain intangible assets were adjusted to their fair value and new intangible assets (e.g., trade name) were recorded. Refer to Note 2 for further information.

Goodwill

Goodwill is the cost of an acquired company in excess of the fair value of identifiable net assets at the acquisition date. Goodwill is tested annually (or more frequently under certain conditions) for impairment at the reporting unit level in accordance with ASC 350, Intangibles — Goodwill and Other, (“Goodwill and Intangible Assets Accounting”). If the fair value of the reporting unit exceeds its carrying value, its goodwill is not deemed to be impaired. If the fair value is less than the carrying value, a further analysis is required to determine the amount of impairment, if any. In connection with the acquisition by Bank of America, Merrill Lynch changed its annual impairment test date from September 30, 2009 to June 30, 2009 in order to conform to Bank of America’s annual test date. Based on the impairment analysis completed during the third quarter of 2009, Merrill Lynch determined that there was no impairment of goodwill as of the June 30, 2009 annual test date.

The following table sets forth the carrying amount of Merrill Lynch’s goodwill:

(dollars in millions)

Predecessor Company - Goodwill, December 26, 2008(1)	$2,221

Successor Company - Goodwill, January 1, 2009(2)	$5,044
Dispositions(3)	(350)
Purchase Accounting Adjustments(4)	(232)

Goodwill, September 30, 2009	$4,462

(1)	Predecessor Company goodwill as of December 26, 2008 was eliminated as of January 1, 2009 as a result of purchase accounting adjustments.
(2)	Refer to Note 2 for further information.
(3)	Relates to the sale of MLBUSA to a subsidiary of Bank of America on July 1, 2009. Refer to Note 21 for further information.
(4)	Represents adjustments to the preliminary purchase accounting established as of January 1, 2009 in conjunction with the acquisition of Merrill Lynch by Bank of America.

Intangible Assets

Intangible assets with definite lives at September 30, 2009 and December 26, 2008 consist primarily of value assigned to customer relationships and core deposits. Intangible assets with definite lives are tested for impairment in accordance with ASC 360, Property, Plant and Equipment whenever certain conditions exist which would indicate the carrying amounts of such assets may not be recoverable. Intangible assets with definite lives are amortized over their respective estimated useful lives. Intangible assets with indefinite lives consist of value assigned to the Merrill Lynch brand and are tested for impairment in accordance with Goodwill and Intangible Assets Accounting. Intangible assets with indefinite lives are not amortized.

The gross carrying amounts of intangible assets with definite lives were $4.0 billion and $611 million as of September 30, 2009 and December 26, 2008, respectively. Accumulated amortization of intangible assets amounted to $297 million and $216 million at September 30, 2009 and December 26, 2008, respectively. The gross carrying amounts of intangible assets with indefinite lives were $1.2 billion as of September 30, 2009. During the third quarter of 2009, approximately $500 million of net core deposit intangible assets were transferred to Bank of America in connection with the sale of MLBUSA.

Amortization expense for the three and nine months ended September 30, 2009 was $99 million and $297 million, respectively, compared with $20 million and $73 million for the three and nine months ended September 26, 2008. Aggregate amortization expense is expected to be approximately $396 million per year for each of the next five years through 2014.

Note 12. Borrowings and Deposits

Prior to Merrill Lynch’s acquisition by Bank of America, ML & Co. was the primary issuer of all of Merrill Lynch’s debt instruments. Debt instruments were also issued by certain subsidiaries. ML & Co. is no longer a primary issuer of new unsecured borrowings under the Bank of America platform.

Following the completion of Bank of America’s acquisition of Merrill Lynch, ML & Co. became a subsidiary of Bank of America and established intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these intercompany agreements is an initial $75 billion one-year, revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America for operating requirements at a spread to LIBOR that is reset periodically and is consistent with other intercompany agreements. The maturity date for this credit line is January 1, 2010. The credit line will automatically be extended by one year to the succeeding January 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. The agreement does not contain any financial or other covenants. During the first nine months of 2009, ML & Co. periodically borrowed against the line of credit. There were no outstanding borrowings against the line of credit at September 30, 2009.

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

Total borrowings at September 30, 2009 and December 26, 2008, which are comprised of short-term borrowings, long-term borrowings and junior subordinated notes (related to trust preferred securities), consisted of the following:

(dollars in millions)
	Successor Company	Predecessor Company
	September 30,	December 26,
	2009	2008

Senior debt issued by ML & Co.	$87,586	$140,615
Senior debt issued by subsidiaries — guaranteed by ML & Co.	7,465	11,598
Senior structured notes issued by ML & Co.	33,386	34,541
Senior structured notes issued by subsidiaries — guaranteed by ML & Co.	18,392	24,048
Subordinated debt issued by ML & Co.	11,903	13,317
Junior subordinated notes (related to trust preferred securities)	3,546	5,256
Other subsidiary financing — non-recourse(1) and/or not guaranteed by ML & Co.	3,398	13,454

Total	$165,676	$242,829

(1)	Other subsidiary financing — non-recourse is primarily attributable to collateralized borrowings of subsidiaries.

Borrowings and deposits at September 30, 2009 and December 26, 2008, are presented below:

(dollars in millions)
	Successor Company	Predecessor Company
	September 30,	December 26,
	2009	2008

Short-term borrowings
Commercial paper(1)	$44	$20,104
Secured short-term borrowings	-	14,137
Other unsecured short-term borrowings	642	3,654

Total	$686	$37,895

Long-term borrowings(2)
Fixed-rate obligations(3)	$78,243	$101,403
Variable-rate obligations(4)(5)	83,186	96,511
Zero-coupon contingent convertible debt (LYONs®)	2	1,599
Other obligations	13	165

Total	$161,444	$199,678

Deposits
U.S.	$32,430	$79,528
Non-U.S.	15,389	16,579

Total	$47,819	$96,107

(1)	The decrease in commercial paper reflects the repayment of borrowings under the Federal Reserve’s liquidity backstop for U.S. issuers of commercial paper and the FDIC’s Temporary Liquidity Guarantee Program.
(2)	Excludes junior subordinated notes (related to trust preferred securities).
(3)	Fixed-rate obligations are generally swapped to variable-rates.
(4)	Variable interest rates are generally based on rates such as LIBOR, the U.S. Treasury Bill Rate, or the Federal Funds Rate.
(5)	Includes structured notes.

See Note 5 for additional information on the fair value of the long-term borrowings.

The weighted-average interest rates for borrowings at September 30, 2009 and December 26, 2008 (excluding structured products) were as follows:

	Successor Company	Predecessor Company
	September 30,	December 26,
	2009	2008

Short-term borrowings	1.62%	2.95%
Long-term borrowings	3.58	4.65
Junior subordinated notes (related to trust preferred securities)	6.93	6.83

Merrill Lynch also obtains standby letters of credit from issuing banks to satisfy various counterparty collateral requirements, in lieu of depositing cash or securities collateral. Such standby letters of credit aggregated $0.8 billion and $2.6 billion at September 30, 2009 and December 26, 2008, respectively.

Long-Term Borrowings

At September 30, 2009, long-term borrowings mature as follows:

(dollars in millions)

Less than 1 year	$36,874	23%
1 – 2 years	16,288	10
2+ – 3 years	24,846	15
3+ – 4 years	17,540	11
4+ – 5 years	21,336	13
Greater than 5 years	44,560	28

Total	$161,444	100%

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

Floating Rate LYONs

The completion of Bank of America’s acquisition of Merrill Lynch on January 1, 2009, constituted a change in control event under the terms of the LYONs. This required Merrill Lynch to offer to repurchase the LYONs at the accreted price of $1,095.98 for each $1,000 original principal amount. During the nine months ended September 30, 2009, Merrill Lynch repurchased $1.6 billion original principal amount of LYONs for an aggregate price of approximately $1.75 billion. At September 30, 2009, $2.3 million of original principal amount of the LYONs remained outstanding.

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

Mandatory Convertible

On July 28, 2008, holders of $4.9 billion of the $6.6 billion of then-outstanding Series 1 convertible preferred stock agreed to exchange their Series 1 convertible preferred stock for approximately 177 million shares of Merrill Lynch common stock, plus $65 million in cash. Holders of the remaining $1.7 billion of Series 1 convertible preferred stock agreed to exchange their preferred stock for new mandatory convertible preferred stock described below. Because all holders of Series 1 convertible preferred stock exchanged their shares, the reset feature associated with the Series 1 convertible preferred stock was eliminated. In connection with the exchange of the Series 1 convertible preferred stock and in satisfaction of its obligations under the reset provisions of the Series 1 convertible preferred stock, Merrill Lynch recorded additional preferred dividends of $2.1 billion in the third quarter of 2008.

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

In connection with Merrill Lynch’s July 2008 offering of common stock, a $2.5 billion payment to affiliates and transferees of Temasek Holdings (Private) Limited was recorded as an expense in the Condensed Consolidated Statements of Earnings/(Loss) for the three and nine months ended September 26, 2008.

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

(dollars in millions, except per share amounts)
	Successor Company		Predecessor Company
	Three Months	Nine Months	Three Months	Nine Months
	Ended September 30,	Ended September 30,	Ended September 26,	Ended September 26,
	2009	2009	2008	2008

Net earnings/(loss) from continuing operations	$690	$2,194	$(5,120)	$(11,723)
Net loss from discontinued operations	-	-	(32)	(45)
Preferred stock dividends	38	91	(2,319)	(2,730)

Net earnings/(loss) applicable to common shareholders — for basic EPS	$652	$2,103	$(7,471)	$(14,498)

Net earnings/(loss) applicable to common shareholders — for diluted EPS	$652	$2,103	$(7,471)	$(14,498)

(shares in thousands)
Weighted-average basic shares outstanding(1)	N/A	N/A	1,338,963	1,098,630

Effect of dilutive instruments:
Employee stock options(2)	N/A	N/A	-	-
FACAAP shares(2)	N/A	N/A	-	-
Restricted shares and units(2)	N/A	N/A	-	-
Convertible LYONs®(3)	N/A	N/A	-	-
ESPP shares(2)	N/A	N/A	-	-

Dilutive potential common shares	N/A	N/A	-	-

Diluted Shares(4)	N/A	N/A	1,338,963	1,098,630

Basic EPS from continuing operations	N/A	N/A	$(5.56)	$(13.16)
Basic EPS from discontinued operations	N/A	N/A	(0.02)	(0.04)

Basic EPS	N/A	N/A	$(5.58)	$(13.20)

Diluted EPS from continuing operations	N/A	N/A	$(5.56)	$(13.16)
Diluted EPS from discontinued operations	N/A	N/A	(0.02)	(0.04)

Diluted EPS	N/A	N/A	$(5.58)	$(13.20)

Common shares outstanding at period end	1,000	1,000	1,600,100	1,600,100

N/A	Earnings per share data is not provided for the three and nine months ended September 30, 2009, as Merrill Lynch was a wholly-owned subsidiary of Bank of America during that period.
(1)	Includes shares exchangeable into common stock in 2008.
(2)	See Note 13 of the 2008 Annual Report for a description of these items.
(3)	See Note 12 for additional information on LYONs.
(4)	Due to the net loss for the three and nine months ended September 26, 2008, the diluted EPS calculation excludes 300 million equity-related instruments as they were antidilutive.

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

Merrill Lynch believes it has strong defenses to, and where appropriate, will vigorously contest many of these matters. Given the number of these matters, some are likely to result in adverse judgments, penalties, injunctions, fines, or other relief. Merrill Lynch may explore potential settlements before a case is taken through trial because of the uncertainty, risks, and costs inherent in the litigation process. In accordance with ASC 450, Contingencies, Merrill Lynch will accrue a liability when it is probable of being incurred and the amount of the loss can be reasonably estimated. In many lawsuits and arbitrations, including almost all of the class action lawsuits, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no accrual is made until that time. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, Merrill Lynch cannot predict or estimate what the eventual loss or range of loss related to such matters will be. Merrill Lynch continues to assess these cases and believes, based on information available to it, that the resolution of these matters will not have a material adverse effect on the financial condition of Merrill Lynch as set forth in the Condensed Consolidated Financial Statements, but may be material to Merrill Lynch’s operating results or cash flows for any particular period and may impact ML & Co.’s credit ratings.

Commitments

At September 30, 2009, Merrill Lynch’s commitments had the following expirations:

(dollars in millions)
		Commitment expiration
		Less than	1+ - 3	3+ - 5	Over 5
	Total	1 year	years	years	years

Lending commitments	$22,609	$7,747	$6,174	$3,691	$4,997
Purchasing and other commitments	6,285	2,524	968	1,358	1,435
Operating leases	3,791	761	1,305	841	884
Commitments to enter into forward dated resale and securities borrowing agreements	69,616	69,616	-	-	-
Commitments to enter into forward dated repurchase and securities lending agreements	85,052	85,052	-	-	-

Total	$187,353	$165,700	$8,447	$5,890	$7,316

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

Purchasing and Other Commitments

In the normal course of business, Merrill Lynch enters into institutional and margin-lending transactions, some of which are on a committed basis, but most of which are not. Margin lending on a committed basis only includes amounts where Merrill Lynch has a binding commitment. There were no binding margin lending commitments outstanding at September 30, 2009 or December 26, 2008.

Merrill Lynch had commitments to purchase partnership interests, primarily related to private equity and principal investing activities, of $1.4 billion and $1.3 billion at September 30, 2009 and December 26, 2008, respectively. Merrill Lynch also has entered into agreements with providers of market data, communications, systems consulting, and other office-related services. At September 30, 2009 and December 26, 2008, minimum fee commitments over the remaining life of these agreements totaled $1.8 billion and $2.2 billion, respectively. Merrill Lynch entered into commitments to purchase loans of $2.5 billion (which upon settlement of the commitment will be included in trading assets, loans held for investment or loans held for sale) at September 30, 2009. Such commitments totaled $3.9 billion at December 26, 2008. Other purchasing commitments amounted to $0.6 billion and $0.7 billion at September 30, 2009 and December 26, 2008, respectively.

In the normal course of business, Merrill Lynch enters into commitments for underwriting transactions. Settlement of these transactions as of September 30, 2009 would not have a material effect on the Condensed Consolidated Balance Sheets of Merrill Lynch.

In connection with trading activities, Merrill Lynch enters into commitments to enter into resale and securities borrowing and also repurchase and securities lending agreements.

Operating Leases

Merrill Lynch has entered into various non-cancelable long-term lease agreements for premises that expire through 2028. Merrill Lynch has also entered into various non-cancelable short-term lease agreements, which are primarily commitments of less than one year under equipment leases.

Guarantees

Merrill Lynch issues various guarantees to counterparties in connection with certain leasing, securitization and other transactions. Merrill Lynch is required to disclose information for guarantee arrangements such as the maximum potential amount of future payments under the guarantee, the term and carrying value of the guarantee, the nature of any collateral or recourse provisions and the current payment status of the guarantee. Merrill Lynch’s guarantee arrangements and their expiration at September 30, 2009 are summarized as follows (see Note 6 for information related to derivative financial instruments within the scope of Guarantees Accounting):

(dollars in millions)
	Maximum	Less than 1				Carrying
	Payout	year	1+ - 3 years	3+ - 5 years	Over 5 years	Value

Standby liquidity facilities	$4,950	$2,178	$2	$2,770	$-	$311
Auction rate security guarantees	505	505	-	-	-	41
Residual value guarantees	738	322	96	320	-	6
Standby letters of credit and other guarantees	29,455	1,531	432	130	27,362	500

Standby Liquidity Facilities

Merrill Lynch provides standby liquidity facilities to certain municipal bond securitization SPEs. In these arrangements, Merrill Lynch is required to fund these standby liquidity facilities if the fair value of the assets held by the SPE declines below par value and certain other contingent events take place. In those instances where the residual interest in the securitized trust is owned by a third party, any payments under the facilities are offset by economic hedges entered into by Merrill Lynch. In those instances where the residual interest in the securitized trust is owned by Merrill Lynch, any requirement to pay under the facilities is considered remote because Merrill Lynch, in most instances, will purchase the senior interests issued by the trust at fair value as part of its dealer market-making activities. However, Merrill Lynch will have exposure to these purchased senior interests. In certain of these facilities, Merrill Lynch is required to provide liquidity support within seven days, while the remainder have third-party liquidity support for between 30 and 364 days before Merrill Lynch is required to provide liquidity. A portion of the facilities where Merrill Lynch is required to provide liquidity support within seven days are “net liquidity” facilities where upon draw Merrill Lynch may direct the trustee for the SPE to collapse the SPE trusts and liquidate the municipal bonds, and Merrill Lynch would only be required to fund any difference between par and the sale price of the bonds. “Gross liquidity” facilities require Merrill Lynch to wait up to 30 days before directing the trustee to liquidate the municipal bonds. Details of these liquidity facilities as of September 30, 2009, are illustrated in the table below:

(dollars in millions)
	Merrill Lynch Liquidity Facilities Can Be Drawn:				Municipal Bonds to
		In 7 Days with	After 7 and		Which Merrill Lynch
	In 7 Days with	“Gross	Up to 364		Has Recourse if
	“Net Liquidity”	Liquidity”	Days(1)	Total	Facilities Are Drawn

Merrill Lynch provides standby liquidity facilities	$1,370	$794	$2,757	$4,921	$5,759

(1)	Initial liquidity support is provided by third parties within seven days, to be reimbursed by Merrill Lynch within 364 days.

Refer to Note 9 for further information.

Auction Rate Security (“ARS”) Guarantees

Under the terms of its announced purchase program, as augmented by the global agreement reached with the New York Attorney General, the Securities and Exchange Commission, the Massachusetts Securities Division and other state securities regulators, Merrill Lynch agreed to purchase ARS at par from its retail clients, including individual, not-for-profit, and small business clients. Certain retail clients with less than $4 million in assets with Merrill Lynch as of February 13, 2008 were eligible to sell eligible ARS to Merrill Lynch starting on October 1, 2008. Other eligible retail clients meeting specified asset requirements were eligible to sell ARS to Merrill Lynch beginning on January 2, 2009. The final date of the ARS purchase program is January 15, 2010. Under the ARS purchase program, the eligible ARS held in accounts of eligible retail clients at Merrill Lynch as of September 30, 2009 was $505 million. As of September 30, 2009, Merrill Lynch had purchased $8.1 billion of ARS from eligible clients. In addition, under the ARS purchase program, Merrill Lynch has agreed to purchase ARS from retail clients who purchased their securities from Merrill Lynch and transferred their accounts to other brokers prior to February 13, 2008. Payment risk related to ARS guarantees is based largely upon the client’s overall financial objectives. At September 30, 2009, a liability of $41 million has been recorded for the difference between the fair value and par value of all outstanding ARS that are subject to this guarantee.

Residual Value Guarantees

At September 30, 2009, residual value guarantees of $738 million include amounts associated with the Hopewell, NJ campus, aircraft leases and certain power plant facilities. Payments under these guarantees would only be required if the fair value of such assets declined below their guaranteed value. As of September 30, 2009, no payments have been made under this guarantee, as Merrill Lynch believes that the estimated fair value of such assets was in excess of their guaranteed value.

Standby Letters of Credit and Other Guarantees

Merrill Lynch provides guarantees to certain counterparties in the form of standby letters of credit in the amount of $1.0 billion. Payment risk is evaluated based upon historical payment activity.

In connection with residential mortgage loan and other securitization transactions, Merrill Lynch typically makes representations and warranties about the underlying assets. If there is a material breach of such representations and warranties, Merrill Lynch may have an obligation to repurchase the assets or indemnify the purchaser against any loss. For residential mortgage loan and other securitizations, the maximum potential amount that could be required to be repurchased is the current outstanding asset balance. Specifically related to First Franklin activities, there is currently approximately $27 billion (including loans serviced by others) of outstanding loans that First Franklin sold in various asset sales and securitization transactions where there may be an obligation to repurchase the asset or indemnify the purchaser against the loss if claims are made and it is ultimately determined that there has been a material breach related to such loans. The risk of repurchase under the First Franklin representations and warranties is evaluated by management based on an analysis of the unpaid principal balance on the loans sold along with historical payment experience and general market conditions. The repurchase reserve liability arising from these First Franklin residential mortgage sales and securitization transactions was approximately $500 million at September 30, 2009.

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

Effective January 1, 2009, Merrill Lynch’s employee benefit plans were assumed by Bank of America.

Defined Benefit Pension Plans

Pension cost for the three and nine months ended September 30, 2009 and September 26, 2008, for Merrill Lynch’s defined benefit pension plans, included the following components:

(dollars in millions)
	Successor Company
	Three Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2009
	U.S. Plans	Non-U.S. Plans	Total	U.S. Plans	Non-U.S. Plans	Total

Service cost	$-	$6	$6	$-	$19	$19
Interest cost	25	17	42	74	52	126
Expected return on plan assets	(37)	(17)	(54)	(111)	(52)	(163)

Total defined benefit pension cost	$(12)	$6	$(6)	$(37)	$19	$(18)

(dollars in millions)
	Predecessor Company
	Three Months Ended			Nine Months Ended
	September 26, 2008			September 26, 2008
	U.S. Plans	Non-U.S. Plans	Total	U.S. Plans	Non-U.S. Plans	Total

Service cost	$-	$7	$7	$-	$21	$21
Interest cost	24	21	45	72	64	136
Expected return on plan assets	(29)	(21)	(50)	(88)	(64)	(152)
Amortization of net (gains)/losses, prior
service costs and other	-	3	3	-	9	9

Total defined benefit pension cost	$(5)	$10	$5	$(16)	$30	$14

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

Postretirement Benefits Other Than Pensions

Other postretirement benefit cost for the three and nine months ended September 30, 2009 were $4 million and $13 million, respectively, and were $2 million for both the three and nine months ended September 26, 2008. Approximately 93% of the postretirement benefit cost components for the period relate to the U.S. postretirement plan.

Note 16. Income Taxes

On September 30, 2009, Merrill Lynch’s net deferred tax asset was approximately $16 billion. This balance included the January 1, 2009 impact of measuring Merrill Lynch’s deferred tax assets and liabilities under the acquisition method of accounting and also reflects the sale of MLBUSA to a subsidiary of Bank of America during the third quarter of 2009. This measurement process resulted in an adjustment to certain deferred tax assets and liabilities, including a $1 billion reduction to valuation allowances primarily associated with the U.S. federal capital losses and foreign tax credit carryforwards. The remeasured net deferred tax asset includes carryforward amounts generated in the U.S. and U.K. that are deductible in the future as net operating losses (“NOLs”). The U.K. NOL deferred tax asset of approximately $10 billion has an unlimited carryforward period but, due to change-in-control limitations in the three years prior to and following the change in ownership, can be jeopardized by certain major changes in the nature or conduct of the U.K. businesses. The U.S. federal NOL of $12 billion, which is represented by a deferred tax asset of approximately $4 billion, can be carried forward against future tax periods of Bank of America until 2028. Merrill Lynch has concluded that no valuation allowances are necessary to reduce NOL deferred tax assets since estimated future taxable income will more likely than not be sufficient to utilize the assets prior to expiration. Due to capital gains recognized by Bank of America during the nine month period ended September, 30, 2009, Merrill Lynch’s effective tax rate reflects the release of $750 million of a valuation allowance attributable to its federal capital loss carryforward during 2009.

Merrill Lynch is under examination by the Internal Revenue Service (“IRS”) and other tax authorities in countries and states in which Merrill Lynch has significant business operations. The tax years under examination vary by jurisdiction. The IRS audits for the years 2005, 2006 and 2007 may be completed in 2009. The IRS proposed adjustments for two issues in the audit for the tax year 2004 which Merrill Lynch has protested to the Appeals office. The issues involve eligibility for the dividend received deduction and foreign tax credits with respect to certain transactions. Similarly, Merrill Lynch intends to protest any proposed adjustments for these two issues for the years 2005, 2006 and 2007. During 2008, the Japanese tax authorities completed the audit of the fiscal tax years April 1, 2003 through March 31, 2007. An assessment reflecting the Japanese tax authorities’ view that certain income on which Merrill Lynch previously paid income tax to other international jurisdictions, primarily the U.S., should have been allocated to Japan was issued and paid in 2008. Similar to another Japan tax assessment received in 2005, Merrill Lynch is in the process of obtaining clarification from international authorities (Competent Authority) on the appropriate allocation of income among multiple jurisdictions to prevent double taxation. The audits in the U.K. for the tax year 2006 and in Germany for the tax year 2007 are also in progress and may be completed during 2009. The Canadian tax authorities completed the audit for the tax years 2004 and 2005 during the first quarter of 2009. In October of 2009, Merrill Lynch reached agreements with New York State and New York City on the examinations for the years 2002 through 2006. While the settlement will not have a material impact to income tax expense, the unrecognized tax benefits balance will decrease in the fourth quarter of 2009 by the settled amount.

Depending on the outcomes of multi-jurisdictional global audits and the ongoing Competent Authority proceeding with respect to the Japan assessments, it is reasonably possible Merrill Lynch’s unrecognized tax benefits, which were approximately $2 billion as of September 30, 2009, may be reduced during the next 12 months, either because Merrill Lynch’s tax positions are sustained on audit or Merrill Lynch agrees to settle certain issues. Merrill Lynch’s unrecognized tax benefits may decrease by as much as $878 million during that period since resolved items would be removed from the unrecognized tax benefit balance whether their resolution resulted in payment or recognition.

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

Securities Regulation

As a registered broker-dealer, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 (“the Rule”). Under the alternative method permitted by the Rule, the minimum required net capital, as defined, shall be the greater of 2% of aggregate debit items (“ADI”) arising from customer transactions or $500 million in accordance with Appendix E of the Rule. At September 30, 2009, MLPF&S’s regulatory net capital of $5.4 billion was approximately 45% of ADI, and its regulatory net capital in excess of the SEC minimum required was $4.9 billion.

As a futures commission merchant, MLPF&S is also subject to the capital requirements of the Commodity Futures Trading Commission (“CFTC”), which requires that minimum net capital should not be less than 8% of the total customer risk margin requirement plus 4% of the total non-customer risk margin requirement. At September 30, 2009, MLPF&S regulatory net capital of $5.4 billion exceeded the CFTC minimum requirement of $614 million by $4.8 billion.

Merrill Lynch International (“MLI”), a U.K. regulated investment firm, is subject to capital requirements of the Financial Services Authority (“FSA”). Financial resources, as defined, must exceed the total financial resources requirement set by the FSA. At September 30, 2009, MLI’s financial resources were $18.4 billion, exceeding the minimum requirement by $1.9 billion.

Merrill Lynch Japan Securities Co., Ltd. (“MLJS”), a Japan-based regulated broker-dealer, is subject to capital requirements of the Japanese Financial Services Agency (“JFSA”). Net capital, as defined, must exceed 120% of the total risk equivalents requirement of the JFSA. At September 30, 2009, MLJS’s net capital was $1.6 billion, exceeding the minimum requirement by $978 million.

Merrill Lynch Government Securities Inc. (“MLGSI”) was a primary dealer in U.S. Government securities. As a result of the Bank of America acquisition of Merrill Lynch, MLGSI was delisted as a primary U.S. Government securities dealer in February 2009.

Banking Regulation

MLBUSA is a Utah-chartered industrial bank, regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the State of Utah Department of Financial Institutions (“UTDFI”). Merrill Lynch Bank & Trust Co., FSB (“MLBT-FSB”) is a full service thrift institution regulated by the Office of Thrift Supervision (“OTS”), whose deposits are insured by the FDIC. Both MLBUSA and MLBT-FSB are required to maintain capital levels that at least equal minimum capital levels specified in federal banking laws and regulations. Failure to meet the minimum levels will result in certain mandatory, and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the banks. MLBUSA was sold to a subsidiary of Bank of America on July 1, 2009.

The following table illustrates the actual capital ratios and capital amounts for MLBT-FSB as of September 30, 2009.

(dollars in millions)
	Well	MLBT-FSB
	Capitalized	Actual	Actual
	Minimum	Ratio	Amount

Tier 1 leverage	5%	10.06%	$3,596
Tier 1 capital	6%	14.57%	3,596
Total capital	10%	15.14%	3,737

As a result of its ownership of MLBT-FSB, ML & Co. is registered with the OTS as a savings and loan holding company (“SLHC”) and is subject to regulation and examination by the OTS as a SLHC. As a result of the Bank of America acquisition, ML & Co. has requested that it be deregistered as a SLHC.

Merrill Lynch International Bank Limited (“MLIB”), an Ireland-based regulated bank, is subject to the capital requirements of the Irish Financial Services Regulatory Authority (“IFSRA”). MLIB is required to meet minimum regulatory capital requirements under the European Union (“EU”) banking law as implemented in Ireland by the IFSRA. At September 30, 2009, MLIB’s financial resources were $15.0 billion, exceeding the minimum requirement by $2.7 billion.

Note 18. Discontinued Operations

During the three and nine months ended September 26, 2008, Merrill Lynch recorded pre-tax losses of $53 million and $110 million, and net losses of $32 million and $45 million within discontinued operations. Such results were associated with Merrill Lynch Life Insurance Company and ML Life Insurance Company of New York, which were sold in 2007, and Merrill Lynch Capital, which was sold in 2008.

Note 19. Restructuring Charge

Merrill Lynch recorded a pre-tax restructuring charge of approximately $486 million during 2008, of which $39 million and $484 million was recorded in the three and nine months ended September 26, 2008, respectively. The full year 2008 charge was comprised of severance costs of $348 million and expenses related to the accelerated amortization of previous granted equity-based compensation awards of $138 million.

During 2008, Merrill Lynch made cash payments, primarily severance related, of $331 million, resulting in a remaining liability balance of $17 million as of December 26, 2008. During the first nine months of 2009, Merrill Lynch made cash payments, primarily severance related, of $11 million, resulting in a remaining liability balance of $6 million as of September 30, 2009. This liability is recorded in other payables on the Condensed Consolidated Balance Sheets.

Note 20. Related Party Transactions

Merrill Lynch has entered into various transactions with Bank of America, primarily in connection with certain sales and trading and financing activities. Details on amounts receivable from and payable to Bank of America as of September 30, 2009 are presented below:

Receivables from Bank of America are comprised of:

(dollars in millions)

Cash and cash equivalents	$10,796
Cash and securities segregated for regulatory purposes	1,800
Receivables under resale agreements and securities borrowed transactions	1,445
Trading assets	471
Intercompany funding receivable	4,115
Other receivables	2,377
Other assets	442

Total	$21,446

Payables to Bank of America are comprised of:

(dollars in millions)

Payables under repurchase agreements	$12,217
Payables under securities loaned transactions	10,187
Trading liabilities	338
Other payables	4,122

Total	$26,864

Revenues and expenses related to transactions with Bank of America were not material for the three and nine months ended September 30, 2009.

Note 21. Sale of U.S. Banks to Bank of America

During the second quarter of 2009, the separate boards of directors of MLBUSA and MLBT-FSB approved the sale of their respective entities to a subsidiary of Bank of America.

In both transactions, Merrill Lynch sold the shares of the respective entity to Bank of America. The sale price of each entity was equal to its net book value as of the date of transfer. Consideration for the sale of MLBUSA was in the form of an $8.9 billion floating rate demand note payable from Bank of America to Merrill Lynch, while MLBT-FSB was sold for cash of approximately $4.4 billion. The demand note received by Merrill Lynch in connection with the MLBUSA sale had a stated interest rate that was a market rate at the time of sale.

The MLBUSA sale was completed on July 1, 2009. At that time, MLBUSA was merged into Bank of America, N.A., a subsidiary of Bank of America. The sale of MLBT-FSB was completed on November 2, 2009. At that time, MLBT-FSB was also merged into Bank of America, N.A. At September 30, 2009, the total assets of MLBT-FSB were $37.7 billion. In October, 2009, Bank of America announced that it had reached a definitive agreement to sell First Republic Bank, a division of MLBT-FSB, to a group of third party investors. The sale is expected to close in the second quarter of 2010, subject to receipt of all regulatory approvals.

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

Introduction

Merrill Lynch was formed in 1914 and became a publicly traded company on June 23, 1971. In 1973, we created the holding company, ML & Co., a Delaware corporation that, through its subsidiaries, is one of the world’s leading capital markets, advisory and wealth management companies. We are a leading global trader and underwriter of securities and derivatives across a broad range of asset classes, and we serve as a strategic advisor to corporations, governments, institutions and individuals worldwide. In addition, as of September 30, 2009, we owned approximately 48 percent of the economic interest of BlackRock, Inc. (“BlackRock”), one of the world’s largest publicly traded investment management companies with approximately $1.4 trillion in assets under management at September 30, 2009. See “Executive Overview — Other Events” for additional information regarding our investment in BlackRock.

Bank of America Acquisition and Basis of Presentation

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

Effective January 1, 2009, Merrill Lynch adopted calendar quarter-end and year-end reporting periods to coincide with those of Bank of America. As a result, the following discussion of the results of operations for the third quarter of 2009 refers to the period from July 1, 2009 through September 30, 2009, and the first nine months of 2009 refers to the period from January 1, 2009 through September 30, 2009. The third quarter of 2008 refers to the period from June 28, 2008 through September 26, 2008, and the first nine months of 2008 refers to the period from December 29, 2007 through September 26, 2008. The intervening period between Merrill Lynch’s previous fiscal year end (December 26, 2008) and the beginning of the first quarter of 2009 (January 1, 2009) is presented separately on the Condensed Consolidated Statements of Earnings/(Loss).

In connection with our acquisition by Bank of America, we evaluated the provisions of Accounting Standards Codification (“ASC”) 280, Segment Reporting (“Segment Reporting”), in the first quarter of 2009. Pursuant to Segment Reporting, operating segments represent components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. Based upon how the chief operating decision maker of Merrill Lynch reviews our results, it was determined that Merrill Lynch does not contain any identifiable operating segments. As a result, the financial information of Merrill Lynch is presented as a single segment.

During the third quarter of 2009, Merrill Lynch adjusted previously reported prior period 2009 amounts related to the valuation of certain long-term borrowings, primarily structured notes. The impact of these adjustments reduced principal transactions revenues by $252 million and $178 million and net earnings by $176 million and $160 million for the first and second quarters of 2009, respectively. The results for the three and nine months ended September 30, 2009 are appropriately stated. Historical quarterly results presented in future filings will include the impact of these revisions.

As a result of the acquisition of Merrill Lynch by Bank of America, certain information is not required in this Form 10-Q as permitted by general Instruction H of Form 10-Q. We have also abbreviated Management’s Discussion and Analysis of Financial Condition and Results of Operations as permitted by general Instruction H.

Executive Overview

Company Results

We reported net earnings from continuing operations for the three and nine months ended September 30, 2009 of $690 million and $2.2 billion. These results compare with net losses from continuing operations of $(5.1) billion and $(11.7) billion for the three and nine months ended September 26, 2008. Revenues, net of interest expense (“net revenues”) for the three and nine months ended September 30, 2009 were $5.1 billion and $16.8 billion, compared with $16 million and $834 million in the three and nine months ended September 26, 2008. Pre-tax earnings from continuing operations were $509 million and $2.4 billion for the three and nine months ended September 30, 2009, respectively. Pre-tax losses from continuing operations were $(8.3) billion and $(19.7) billion in the three and nine months ended September 26, 2008.

The results for the third quarter of 2009 reflected improved sales and trading results as compared with the prior year. Net revenues increased due primarily to higher revenues from fixed income trading activities, including mortgage and credit products, which generated positive trading revenues in the current year as compared with significant net write-downs recorded in the prior year period. These increases were partially offset by lower equity and commodity net revenues. In addition, net revenues for the third quarter of 2009 were adversely affected by net losses of $2.1 billion due to the impact of the narrowing of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities. The results for the nine month period ended September 30, 2009 also reflected higher revenues from fixed income trading as compared with the net losses recorded in the prior year. The results for the first nine months of 2009 also included a $3.5 billion net loss due to the impact of the narrowing of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities. The results for both the three and nine month periods ended September 30, 2009 reflected lower investment banking revenues and lower revenues from our global wealth management activities.

In the third quarter of 2008, net revenues and net earnings were materially affected by a number of significant items, which included: net write-downs of $5.7 billion resulting from the sale of U.S. asset-backed collateralized debt obligations (“ABS CDOs”) and the termination and settlement of related hedges; a net gain of $4.3 billion from the sale of our 20% ownership stake in Bloomberg, L.P.; net write-downs of $3.8 billion associated with real estate-related assets and losses related to certain government-sponsored entities and major U.S. broker dealers, as well as the default of a major U.S. broker-dealer; net gains of $2.8 billion due to the impact of the widening of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities; net losses of $2.6 billion across residential and commercial mortgage exposures; a $2.5 billion non-deductible payment to affiliates and transferees of Temasek Holdings (Private) Limited (“Temasek”) related to our July 2008 offering of common stock; and a $425 million expense, including a $125 million fine, arising from Merrill Lynch’s offer to repurchase auction rate securities (“ARS”) from our private clients and the associated settlement with regulators.

The results for the nine months ended September 26, 2008 included net losses related to U.S. ABS CDOs of $9.8 billion; credit valuation adjustments related to hedges with financial guarantors of $7.2 billion; net losses related to certain residential mortgage exposures of $4.3 billion; net losses related to the investment securities portfolio of Merrill Lynch’s U.S. banks of $2.9 billion; net losses of $2.1 billion related to U.S. broker-dealers and certain government-sponsored entities; and leveraged finance commitment write-downs of $1.8 billion. In addition, the results for the nine months ended September 26, 2008 included a restructuring charge of $484 million arising from staff reductions completed during the period. These results were partially offset by a net gain of $4.3 billion from the sale of our ownership stake in Bloomberg, L.P. as well as a net benefit of $5.0 billion related to the widening of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities.

Our net loss applicable to common shareholders for the three and nine months ended September 26, 2008 included $2.1 billion of additional preferred dividends associated with the exchange of Merrill Lynch’s mandatory convertible preferred stock, which occurred in July 2008.

Transactions with Bank of America

Asset and Liability Transfers

Subsequent to the Bank of America acquisition, certain assets and liabilities were transferred at fair value between Merrill Lynch and Bank of America. These transfers were made in connection with efforts to manage risk in a more effective and efficient manner at the consolidated Bank of America level. The assets and liabilities transferred related to sales and trading activities and included positions associated with the rates and currency, equity and mortgage products trading businesses. During the nine months ended September 30, 2009, these transfers included approximately $47 billion each of assets and liabilities transferred from Merrill Lynch to Bank of America, primarily U.S. matched book repurchase positions and mortgage positions. Approximately $42 billion of assets and $19 billion of liabilities were transferred from Bank of America to Merrill Lynch, primarily equity-related positions. In the future, Merrill Lynch and Bank of America may continue to transfer certain assets and liabilities to (and from) each other.

Sale of U.S. Banks to Bank of America

During the second quarter of 2009, the separate boards of directors of Merrill Lynch Bank USA (“MLBUSA”) and Merrill Lynch Bank & Trust Co., FSB (“MLBT-FSB”) approved the sale of their respective entities to a subsidiary of Bank of America.

In both transactions, Merrill Lynch sold the shares of the respective entity to Bank of America. The sale price of each entity was equal to its net book value as of the date of transfer. Consideration for the sale of MLBUSA was in the form of an $8.9 billion floating rate demand note payable from Bank of America to Merrill Lynch, while MLBT-FSB was sold for cash of approximately $4.4 billion. The demand note received by Merrill Lynch in connection with the MLBUSA sale had a stated interest rate that was a market rate at the time of sale.

The MLBUSA sale was completed on July 1, 2009. At that time, MLBUSA was merged into Bank of America, N.A., a subsidiary of Bank of America. The sale of MLBT-FSB was completed on November 2, 2009. At that time, MLBT-FSB was also merged into Bank of America, N.A. At September 30, 2009, the total assets of MLBT-FSB were $37.7 billion. In October, 2009, Bank of America announced that it had reached a definitive agreement to sell First Republic Bank, a division of MLBT-FSB, to a group of third party investors. The sale is expected to close in the second quarter of 2010, subject to receipt of all regulatory approvals.

Other Events

On June 12, 2009, BlackRock agreed to purchase Barclays Global Investors from Barclays, Plc. and upon the closing of this transaction, which is anticipated to occur in the fourth quarter of 2009, we will record an adjustment to our investment in BlackRock. This acquisition has the effect of diluting our ownership interest in BlackRock, which for accounting purposes will be treated as a sale of a portion of our ownership interest. As a result, our economic interest in BlackRock will be reduced from approximately 48 percent to approximately 34 percent.

On September 21, 2009, Bank of America reached an agreement to terminate its term sheet with the U.S. government under which the U.S. government agreed in principle to provide protection against the possibility of unusually large losses on a pool of Bank of America’s financial instruments that were acquired from Merrill Lynch. In connection with the termination of the term sheet, Bank of America paid a total of $425 million in the third quarter to the U.S. government to be allocated among the U.S. Treasury, the Federal Reserve and the Federal Deposit Insurance Corporation.

Results Of Operations

(dollars in millions, except per share amounts)
					% Change between the	% Change between the
	Successor Company		Predecessor Company		Three Months Ended	Nine Months Ended
	Three Months	Nine Months	Three Months	Nine Months	Sept. 30, 2009 and	Sept. 30, 2009 and
	Ended	Ended	Ended	Ended	the Three Months	the Nine Months
	Sept. 30,	Sept. 30,	Sept. 26,	Sept. 26,	Ended Sept. 26,	Ended Sept. 26,
	2009	2009	2008	2008	2008	2008

Revenues
Principal transactions	$214	$4,047	$(6,573)	$(13,074)	N/M %	N/M %
Commissions	1,316	4,049	1,745	5,445	(25)	(26)
Managed account and other fee-based revenues	997	3,118	1,395	4,249	(29)	(27)
Investment banking	732	2,200	845	2,920	(13)	(25)
Earnings from equity method investments	213	306	4,401	4,943	(95)	(94)
Other(1)	1,352	2,395	(2,986)	(6,310)	N/M	N/M

Subtotal	4,824	16,115	(1,173)	(1,827)	N/M	N/M
Interest and dividend revenues	2,685	9,505	9,019	28,415	(70)	(67)
Less interest expense	2,407	8,831	7,830	25,754	(69)	(66)

Net interest profit	278	674	1,189	2,661	(77)	(75)

Revenues, net of interest expense	5,102	16,789	16	834	N/M	N/M

Non-interest expenses:
Compensation and benefits	2,768	9,203	3,483	11,170	(21)	(18)
Communications and technology	501	1,395	546	1,667	(8)	(16)
Brokerage, clearing, and exchange fees	240	732	348	1,105	(31)	(34)
Occupancy and related depreciation	314	867	314	951	-	(9)
Professional fees	148	396	242	747	(39)	(47)
Advertising and market development	89	248	159	501	(44)	(50)
Office supplies and postage	38	115	48	160	(21)	(28)
Other	495	1,398	588	1,212	(16)	15
Payment related to price reset on common stock offering	-	-	2,500	2,500	N/M	N/M
Restructuring charge	-	-	39	484	N/M	N/M

Total non-interest expenses	4,593	14,354	8,267	20,497	(44)	(30)

Pre-tax earnings/(loss) from continuing operations	509	2,435	(8,251)	(19,663)	N/M	N/M
Income tax (benefit)/expense	(181)	241	(3,131)	(7,940)	N/M	N/M

Net earnings/(loss) from continuing operations	690	2,194	(5,120)	(11,723)	N/M	N/M

Discontinued operations:
Pre-tax loss from discontinued operations	-	-	(53)	(110)	N/M	N/M
Income tax benefit	-	-	(21)	(65)	N/M	N/M

Net loss from discontinued operations	-	-	(32)	(45)	N/M	N/M

Net earnings/(loss)	690	2,194	(5,152)	(11,768)	N/M	N/M
Preferred stock dividends	38	91	2,319	2,730	N/M	N/M

Net earnings/(loss) applicable to common stockholders	$652	$2,103	$(7,471)	$(14,498)	N/M	N/M

Basic loss per common share from continuing operations	N/A	N/A	$(5.56)	$(13.16)	N/M	N/M
Basic loss per common share from discontinued operations	N/A	N/A	(0.02)	(0.04)	N/M	N/M

Basic loss per common share	N/A	N/A	$(5.58)	$(13.20)	N/M	N/M

Diluted loss per common share from continuing operations	N/A	N/A	$(5.56)	$(13.16)	N/M	N/M
Diluted loss per common share from discontinued operations	N/A	N/A	(0.02)	(0.04)	N/M	N/M

Diluted loss per common share	N/A	N/A	$(5.58)	$(13.20)	N/M	N/M

Book value per share	N/M	N/M	$18.59	$18.59	N/M	N/M

(1)	Successor Company amounts include other income and other-than-temporary impairment losses on available-for-sale debt securities. The other-than-temporary impairment losses were $305 million and $599 million for the three and nine months ended September 30, 2009, respectively.

Note: Certain prior period amounts have been reclassified to conform to the current period presentation.
N/M = Not meaningful.
N/A = Earnings per share information is not applicable to the Successor Company periods since Merrill Lynch is now a wholly-owned subsidiary of Bank of America.

Quarterly Consolidated Results of Operations

Our net earnings from continuing operations for the third quarter of 2009 was $690 million compared with a net loss of $5.1 billion for the third quarter of 2008. Net revenues for the three months ended September 30, 2009 were $5.1 billion compared with $16 million for the prior year period. The results in 2009 primarily reflected improved performance from our fixed income trading businesses. The quarter’s results also included a $2.1 billion loss due to the impact of the narrowing of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities. The net losses for the quarter ended September 26, 2008 were primarily driven by our fixed income businesses and were materially impacted by the challenging market environment that existed during that period. Losses incurred during the third quarter of 2008 included write-downs from the sale of U.S. ABS CDOs and the termination of related hedges, losses across residential and commercial mortgage-related exposures, real estate asset write-downs and losses related to certain government sponsored entities and major U.S. broker-dealers, including the default of a major U.S broker-dealer.

Principal transactions revenues include both realized and unrealized gains and losses on trading assets and trading liabilities and investment securities classified as trading. Principal transactions revenues were $214 million for the three months ended September 30, 2009 compared with negative $6.6 billion for the three months ended September 26, 2008. Principal transactions revenues in the third quarter of 2009 were adversely affected by a $2.1 billion loss due to the impact of the narrowing of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities. Equity trading revenues increased as compared with the prior year, primarily reflecting higher revenues from cash and derivative products. Credit products revenues increased, reflecting strong liquidity and client activity, augmented by strong new issuance volume, as well as more favorable market conditions as compared with the prior year. Revenues from certain other fixed income trading activities also increased, including mortgage products, reflecting improved results in the current year as compared with the significant net write-downs recorded in the prior year period. These increases were partially offset by lower revenues from commodities and rates and currencies as compared with the prior year. In the third quarter of 2008, the negative principal transaction revenues were driven primarily by net losses in our fixed income trading businesses, including losses related to the sale of ABS CDOs and the termination and settlement of related hedges, net losses associated with real estate-related assets, and net losses from credit spread widening across most asset classes to significantly higher levels during that period. Net losses were also recorded as a result of severe market dislocations that occurred in September 2008, including the impact of the default of a major U.S. broker-dealer and the U.S. government’s conservatorship of certain government sponsored entities. Such losses were partially offset by strong net revenues generated by our interest rate and currencies and commodities businesses, as well as gains arising from the widening of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities.

Net interest profit is a function of (i) the level and mix of total assets and liabilities, including trading assets owned, deposits, financing and lending transactions, and trading strategies associated with our businesses, and (ii) the prevailing level, term structure and volatility of interest rates. Net interest profit is an integral component of trading activity. In assessing the profitability of our client facilitation and trading activities, we view principal transactions and net interest profit in the aggregate as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause the mix of principal transactions and net interest profit to fluctuate from period to period. Net interest profit was $278 million for the three months ended September 30, 2009 as compared with $1.2 billion in the prior year period. Interest revenues declined as a result of lower asset levels and stated interest rates on those assets. Interest expense also decreased due to reduced funding levels and lower interest rates on such funding in our sales and trading businesses. The decline in net interest profit also reflected the amortization of purchase accounting adjustments related to the fair value of certain long-term borrowings that were recorded in connection with the acquisition of Merrill Lynch by Bank of America.

Commissions revenues primarily arise from agency transactions in listed and OTC equity securities and commodities, insurance products and options. Commissions revenues also include distribution fees for promoting and distributing mutual funds. Commissions revenues were $1.3 billion for the three months ended September 30, 2009, down 25% from the prior year period, driven primarily by lower revenues from our global cash equity trading business resulting from lower transaction volumes. Commission revenues from our global wealth management activities also declined as compared with the prior year.

Managed accounts and other fee-based revenues primarily consist of asset-priced portfolio service fees earned from the administration of separately managed and other investment accounts for retail investors, annual account fees, and certain other account-related fees. Managed accounts and other fee-based revenues were $1.0 billion for the three months ended September 30, 2009, a decrease of 29% from the prior year period. The decline was primarily due to lower fee-based revenues from our global wealth management activities, driven by lower levels of fee-based assets from which such revenues are generated, reflecting market prices and net outflows of client assets.

Investment banking revenues include (i) origination revenues representing fees earned from the underwriting of debt, equity and equity-linked securities, as well as loan syndication and commitment fees and (ii) strategic advisory services revenues including merger and acquisition and other investment banking advisory fees. Investment banking revenues were $732 million for the three months ended September 30, 2009, down 13% from the prior year period. Underwriting revenues increased 23% to $602 million. Revenues from strategic advisory services declined 63% to $130 million, reflecting an industry-wide decline in transaction volumes. As a result of Bank of America’s acquisition of Merrill Lynch, beginning in 2009, certain debt origination activities that were formerly conducted by Merrill Lynch are now being conducted within the Bank of America platform, while certain equity origination activities that were formerly conducted by Bank of America are now being conducted within the Merrill Lynch platform.

Earnings from equity method investments include our pro rata share of income and losses associated with investments accounted for under the equity method of accounting. Earnings from equity method investments were $213 million for the three months ended September 30, 2009 compared with $4.4 billion for the three months ended September 26, 2008, which included a net pre-tax gain of $4.3 billion from the sale of our 20% ownership stake in Bloomberg, L.P. Excluding this gain, prior year revenues were $105 million. The year over year increase primarily reflected higher revenues from certain investments, including partnerships and alternative investment management companies. Refer to Note 5 of the 2008 Annual Report for further information on equity method investments.

Other revenues include gains and losses on investment securities, including certain available-for-sale securities, gains and losses on private equity investments, and gains and losses on loans and other miscellaneous items. Other revenues were $1.4 billion for the three months ended September 30, 2009, compared with negative $3.0 billion in the prior year period. Other revenues in the third quarter of 2009 were primarily associated with an increase in the fair value of certain private equity investments. The negative revenues for 2008 primarily reflected net losses from asset sales across residential and commercial mortgage exposures, other-than-temporary impairment charges on available-for-sale securities within our U.S. banks investment securities portfolio, write-downs on leveraged finance commitments, and a decrease in the value of certain private equity investments due primarily to the decline in the value of certain non-public investments.

Compensation and benefits expenses were $2.8 billion for the three months ended September 30, 2009 and $3.5 billion in the prior year period. The year over year decrease primarily reflects lower compensation costs as a result of reduced headcount levels. Amortization expense associated with prior year stock-based compensation awards also decreased as a result of the revaluation of these awards due to purchase accounting adjustments that were recorded in connection with the acquisition of Merrill Lynch by Bank of America. In addition, the decline in compensation expense reflects a change in compensation that delivers a greater portion of incentive compensation over time.

Non-compensation expenses were $1.8 billion for the quarter ended September 30, 2009 and $4.8 billion in the prior year period. Brokerage, clearing and exchange fees were $240 million, down 31% primarily associated with decreased transaction volumes. Professional fees were $148 million, down 39% primarily due to lower legal and consulting fees. Advertising and market development costs were $89 million, down 44% primarily due to lower travel and entertainment expenses as well as lower promotion and marketing expenses. Other expenses were $495 million, a decrease of 16% from the prior year. Other expenses for 2008 included a charge of $425 million related to Merrill Lynch’s offer to repurchase ARS from our private clients and the associated settlement with regulators. Excluding this item, other expenses increased $332 million, which included an additional $80 million of amortization expense due to intangible assets that were recorded in connection with the acquisition of Merrill Lynch by Bank of America, and an additional $150 million of expense associated with non-controlling interests of certain principal investments, including private equity investments. Non-compensation expenses for the third quarter of 2008 included a $2.5 billion non-tax deductible payment to Temasek related to Merrill Lynch’s July 2008 common stock offering, as well as a restructuring charge of $39 million primarily related to severance costs and the accelerated amortization of previously granted stock awards arising from headcount reduction initiatives conducted during that quarter.

The income tax benefit from continuing operations was $181 million for the three months ended September 30, 2009 compared with $3.1 billion for the comparable period in 2008. The effective tax rate for the third quarter of 2009 was (35.6)%, which reflects the benefit of a shift in the geographic mix of our earnings as well as net permanent tax benefits discussed in the “Year-to-Date Consolidated Results of Operations” section below offsetting a higher percentage of our pre-tax income. For the prior year period, the effective tax rate was 37.9%, which was primarily driven by a tax benefit attributable to a loss on foreign subsidiary stock offset by a charge related to a nondeductible expense and the geographic mix of our earnings.

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

Year-to-Date Consolidated Results of Operations

For the first nine months of 2009, our net income from continuing operations was $2.2 billion, compared with a net loss from continuing operations of $11.7 billion in the prior-year period. Net revenues for the first nine months of 2009 were $16.8 billion compared with $834 million in the prior-year period. The increase in net revenues primarily reflected improved fixed income trading results, including mortgage and credit products. These increases were partially offset by lower equity trading revenues and a net loss of $3.5 billion due to the impact of the narrowing of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities. The results for the first nine months of 2008 included net losses related to U.S. ABS CDOs of $9.8 billion, credit valuation adjustments related to hedges with financial guarantors of $7.2 billion, net losses related to certain residential and commercial mortgage exposures of $5.1 billion, net losses related to the investment securities portfolio of Merrill Lynch’s U.S. banks of $2.9 billion, net losses of $2.1 billion related to major U.S. broker-dealers and certain government sponsored entities, and leveraged finance commitment write-downs of $1.8 billion. These losses were partially offset by a net gain of $5.0 billion related to the impact of the widening of credit spreads on the carrying value of certain of our long-term debt liabilities and a net pre-tax gain from the sale of our 20% ownership stake in Bloomberg, L.P. of $4.3 billion.

Compensation and benefits expenses were $9.2 billion for the first nine months of 2009, down 18% from $11.2 billion in the first nine months of 2008 due primarily to the same reasons as the quarterly decline, including a change in compensation that delivers a greater portion of incentive compensation over time.

Non-compensation expenses were $5.2 billion for the first nine months of 2009 and $9.3 billion in prior year period, which included the $2.5 billion Temasek payment and the $425 million ARS-related expense incurred in the third quarter of 2008. Brokerage, clearing, and exchange fees were $732 million, down 34% primarily due to decreased transaction volumes. Professional fees were $396 million, down 47% primarily due to lower legal and consulting fees. Advertising and market development costs were $248 million, down 50% primarily due to lower travel and entertainment expenses as well as lower promotion and marketing expenses. Other expenses were $1,398 million as compared with $1,212 million in 2008, which included the $425 million ARS-related expense. The increase from the prior year included additional amortization of intangible assets that were recorded in connection with the acquisition of Merrill Lynch by Bank of America, and additional expense associated with non-controlling interests of certain principal investments, including private equity investments. Non-compensation expenses for the first nine months of 2008 also included a restructuring charge of $484 million related to headcount reduction initiatives conducted during that period.

The income tax expense/(benefit) was $241 million for the nine months ended September 30, 2009 compared with $(7.9) billion for the prior year period. The effective tax rate for the nine months ended September 30, 2009 of 9.9% was driven by net permanent tax benefits, primarily a valuation allowance release and foreign earnings taxed at rates below the U.S. rate, offsetting a higher percentage of our pre-tax income. For the prior year period, the effective tax rate was 40.4%, which reflects the impact of a tax benefit attributable to a loss on foreign subsidiary stock offset by the geographic mix of our earnings and a non-deductible expense related to the Temasek dividend payment. During the nine months ended September 30, 2009, Bank of America recognized capital gains against which a portion of the U.S. capital loss carryforwards may be utilized. Merrill Lynch’s effective tax rate reflects the release of $750 million of a valuation allowance attributable to its U.S. capital loss carryforward during 2009. The effective tax rate for the fourth quarter may be positively impacted by one-time items, including tax benefits from the recognition of additional tax capital losses and possible settlements with various taxing authorities.

U.S. ABS CDO and Other Mortgage-Related Activities

Capital markets showed some signs of improvement in the first nine months of 2009. Market dislocations that occurred throughout 2008 continued to impact our results in the first nine months of

2009, but to a much lesser extent in comparison with the losses we incurred on CDOs and other mortgage related products in the first nine months of 2008.

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

(Excluding the investment securities portfolio.)
	Net	Net	Net
	exposures as	exposures as	exposures as
	of Dec. 26,	of June 30,	of Sept. 30,
(dollars in millions)	2008	2009	2009

Residential Mortgage-Related
U.S. Prime(1)	$34,799	$33,226	$33,275

Other Residential:
U.S. Sub-prime	$195	$(233)	$(478)
U.S. Alt-A	27	34	(6)
Non-U.S.	3,380	3,178	3,131

Total Other Residential(2)	$3,602	$2,979	$2,647

U.S. Super Senior ABS CDO	$708	$94	$100

Commercial Real Estate:
Whole Loans/Conduits	$3,845	$3,765	$3,505
Securities and Derivatives	174	(652)	(1,174)
Real Estate Investments(3)	5,685	4,054	3,606

Total Commercial Real Estate, excluding First Republic Bank	$9,704	$7,167	$5,937

First Republic Bank, Commercial Real Estate	$3,119	$5,280	$5,346

(1)	As of September 30, 2009, net exposures include approximately $30.8 billion of prime loans originated with clients of our global wealth management business (of which $13.9 billion were originated by First Republic Bank).
(2)	Includes warehouse lending, whole loans and residential mortgage-backed securities.
(3)	Merrill Lynch makes debt and equity investments in entities whose underlying assets are real estate. The amounts presented are net investments and therefore exclude the amounts that have been consolidated but for which Merrill Lynch does not consider itself to have economic exposure.

U.S. ABS CDO Activities

In September 2008, we sold $30.6 billion gross notional amount of U.S. super senior ABS CDOs (the “Portfolio”) to an entity owned and controlled by Lone Star Funds (“Lone Star”) for a sales price of $6.7 billion. We provided a financing loan to the purchaser for approximately 75% of the purchase price. The recourse on this loan, which is not included in the table above, is limited to the assets of the purchaser, which consist solely of the Portfolio. All cash flows and distributions from the Portfolio (including sale proceeds) will be applied in accordance with a specified priority of payments. The loan had a carrying value of $4.5 billion at September 30, 2009. Events of default under the loan are customary events of default, including failure to pay interest when due and failure to pay principal at maturity. As of September 30, 2009, all scheduled payments on the loan have been received.

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

At September 30, 2009, the carrying value of our hedges with financial guarantors related to U.S. super senior ABS CDOs was $1.0 billion.

In addition to hedges with financial guarantors on U.S. super senior ABS CDOs, we also have hedges on certain long exposures related to corporate CDOs, Collateralized Loan Obligations (“CLOs”), Residential Mortgage-Backed Securities (“RMBS”) and Commercial Mortgage-Backed Securities (“CMBS”). At September 30, 2009, the carrying value of our hedges with financial guarantors related to these types of exposures was $4.2 billion, of which approximately 36% pertains to CLOs and various high grade basket trades. The other 64% relates primarily to CMBS and RMBS in the U.S. and Europe.

The following table provides a summary of our total financial guarantor exposures to other referenced assets, as described above, other than U.S. super senior ABS CDOs, as of September 30, 2009.

(dollars in millions)
			Mark-to-Market
Credit Default Swaps with Financial			Prior to	Life-to-Date
Guarantors (Excluding U.S. Super	Notional of	Net	Credit Valuation	Credit Valuation	Carrying
Senior ABS CDO)	CDS(1)	Exposure(2)	Adjustments	Adjustments	Value(4)

By counterparty credit quality(3)
AAA	$(11,737)	$(9,898)	$1,839	$(192)	$1,647
Non-investment grade or unrated	(23,374)	(16,920)	6,454	(3,882)	2,572

Total financial guarantor exposures	$(35,111)	$(26,818)	$8,293	$(4,074)	$4,219

(1)	Represents the gross notional amount of CDS purchased as protection to hedge predominantly Corporate CDO, CLO, RMBS & CMBS exposure. Amounts do not include exposure with financial guarantors on U.S. super senior ABS CDOs which are reported separately above.
(2)	Represents the notional of the total CDS, net of gains prior to credit valuation adjustments.
(3)	Represents S&P rating band as of September 30, 2009.
(4)	The total carrying value as of June 30, 2009 and December 26, 2008 was $5,321 million and $7,770 million, respectively. The decrease in carrying value from June 30, 2009 primarily reflected a $900 million decrease in CLO, corporate CDO, CMBS and RMBS carrying value.

Investment Securities Portfolio

The investment securities portfolio had historically consisted of investment securities comprising various asset classes held by MLBUSA and MLBT-FSB (the “Investment Securities Portfolio”). During the fourth quarter of 2008, in order to manage capital at MLBUSA, certain investment securities were transferred from MLBUSA to a consolidated non-bank entity. This transfer had no impact on how the investment securities were valued or the subsequent accounting treatment. The net exposure of this portfolio was $2.2 billion at September 30, 2009 and $8.1 billion at June 30, 2009. The decline primarily reflected asset sales and the sale of MLBUSA to Bank of America (see “Executive Overview — Transactions with Bank of America — Sale of U.S. Banks to Bank of America” for further information). The cumulative balances in other comprehensive income/(loss) as of December 26, 2008 associated with this portfolio were eliminated as of January 1, 2009 as a result of purchase accounting adjustments recorded in connection with the acquisition of Merrill Lynch by Bank of America. We regularly (at least quarterly) evaluate each security whose value has declined below amortized cost to assess whether the decline in fair value is other-than-temporary. We value RMBS based on observable prices and where prices are not observable, values are based on modeling the present value of projected cash flows that we expect to receive, based on the actual and projected performance of the mortgages underlying a particular securitization. Key determinants affecting our estimates of future cash flows include estimates for borrower prepayments, delinquencies, defaults, and loss severities.

A decline in a debt security’s fair value is considered to be other-than-temporary if it is probable that not all amounts contractually due will be collected. In assessing whether it is probable that all amounts contractually due will not be collected, we consider the following:

•	The period of time over which it is estimated that the fair value will increase from the current level to at least the amortized cost level, or until principal and interest is estimated to be received;

•	The period of time a security’s fair value has been below amortized cost;

•	The amount by which the security’s fair value is below amortized cost;

•	The financial condition of the issuer; and

•	Management’s intention to sell the security or if it is more likely than not that Merrill Lynch will be required to sell the security before the recovery of its amortized cost.

Refer to Note 1 to the Condensed Consolidated Financial Statements for additional information.

The following table provides a summary of the Investment Securities Portfolio’s net exposures and losses.

(dollars in millions)
	Net		Net	Unrealized	Other	Net
	exposures		gains/(losses)	gains/(losses)	net changes	exposures
	as of June 30	Sale of	reported in	included in OCI	in net	as of Sept. 30,
	2009	MLBUSA	income	(pre-tax)	exposures(1)	2009

Investment Securities Portfolio:
Sub-prime residential mortgage-backed securities	$1,717	$-	$114	$67	$(1,044)	$854
Alt-A residential mortgage-backed securities	2,479	-	208	162	(2,078)	771
Commercial mortgage-backed securities	1,802	(1,491)	149	(45)	(415)	-
Prime residential mortgage-backed securities	1,508	(120)	49	74	(1,035)	476
Non-residential asset-backed securities	280	(276)	(1)	-	(3)	-
Non-residential CDOs	225	(16)	7	(6)	(144)	66
Agency residential asset-backed securities and other	95	(90)	2	1	(6)	2

Total	$8,106	$(1,993)	$528	$253	$(4,725)	$2,169

(1)	Primarily represents sales and principal paydowns.

Off-Balance Sheet Exposures

As a part of our normal operations, we enter into various off-balance sheet arrangements that may require future payments. The table and discussion below outline our significant off-balance sheet arrangements, as well as their future expirations, as of September 30, 2009. Refer to Note 14 to the Condensed Consolidated Financial Statements for further information.

(dollars in millions)
	Maximum	Less than	1+ - 3	3+ - 5	Over 5
	Payout	1 year	years	years	years

Standby liquidity facilities	$4,950	$2,178	$2	$2,770	$-
Auction rate security guarantees	505	505	-	-	-
Residual value guarantees	738	322	96	320	-
Standby letters of credit and other guarantees	29,455	1,531	432	130	27,362

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

Auction Rate Security (“ARS”) Guarantees

Under the terms of its announced purchase program as augmented by the global agreement reached with the New York Attorney General, the Securities and Exchange Commission, the Massachusetts Securities Division and other state securities regulators, Merrill Lynch agreed to purchase ARS at par from its retail clients, including individual, not-for-profit, and small business clients. Certain retail clients with less than $4 million in assets with Merrill Lynch as of February 13, 2008 were eligible to sell eligible ARS to Merrill Lynch starting on October 1, 2008. Other eligible retail clients meeting specified asset requirements were eligible to sell ARS to Merrill Lynch beginning on January 2, 2009. The final date of the ARS purchase program is January 15, 2010. Under the ARS purchase program, the eligible ARS held in accounts of eligible retail clients at Merrill Lynch as of September 30, 2009 was $505 million. As of September 30, 2009, Merrill Lynch had purchased $8.1 billion of ARS from eligible clients. In addition, under the ARS purchase program, Merrill Lynch has agreed to purchase ARS from retail clients who purchased their securities from Merrill Lynch and transferred their accounts to other brokers prior to February 13, 2008. At September 30, 2009, a liability of $41 million has been recorded for our estimated exposure related to this guarantee.

Residual Value Guarantees

At September 30, 2009, residual value guarantees of $738 million included amounts associated with the Hopewell, NJ campus, aircraft leases and certain power plant facilities.

Standby Letters of Credit and Other Guarantees

Merrill Lynch provides guarantees to certain counterparties in the form of standby letters of credit in the amount of $1.0 billion.

In connection with residential mortgage loan and other securitization transactions, Merrill Lynch typically makes representations and warranties about the underlying assets. If there is a material breach of such representations and warranties, Merrill Lynch may have an obligation to repurchase the assets or indemnify the purchaser against any loss. For residential mortgage loan and other securitizations, the maximum potential amount that could be required to be repurchased is the current outstanding asset balance. Specifically related to First Franklin activities, there is currently approximately $27 billion (including loans serviced by others) of outstanding loans that First Franklin sold in various asset sales and securitization transactions where there may be an obligation to repurchase the asset or indemnify the purchaser against the loss if claims are made and it is ultimately determined that there has been a material breach related to such loans. The repurchase reserve liability arising from these First Franklin residential mortgage sales and securitization transactions was approximately $500 million at September 30, 2009.

Derivatives

We record all derivative transactions at fair value on our Condensed Consolidated Balance Sheets. We do not monitor our exposure to derivatives based on the notional amount because that amount is not a relevant indicator of our exposure to these contracts, as it is not indicative of the amount that we would owe on the contract. Instead, a risk framework is used to define risk tolerances and establish limits to help to ensure that certain risk-related losses occur within acceptable, predefined limits. Since derivatives are recorded on the Condensed Consolidated Balance Sheets at fair value and the disclosure of the notional amounts is not a relevant indicator of risk, notional amounts are not provided for the off-balance sheet exposure on derivatives. Derivatives that meet the definition of a guarantee under

ASC 460, Guarantees, and credit derivatives are included in Note 6 to the Condensed Consolidated Financial Statements.

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

The following table sets forth ML & Co.’s unsecured credit ratings as of November 2, 2009:

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

In connection with certain OTC derivatives transactions and other trading agreements, we could be required to provide additional collateral to or terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of ML & Co. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or the market value of the exposure. At September 30, 2009, the amount of additional collateral and termination payments that would be required for such derivatives transactions and trading agreements was approximately $1.6 billion in the event of a downgrade to low single-A by all credit agencies. A further downgrade of ML & Co.’s long-term senior debt credit rating to the BBB+ or equivalent level would require approximately $0.6 billion of additional collateral. Our liquidity risk analysis considers the impact of additional collateral outflows due to changes in ML & Co. credit ratings, as well as for collateral that is owed by us and is available for payment, but has not been called for by our counterparties.

Liquidity Risk

Following the completion of Bank of America’s acquisition of Merrill Lynch, ML & Co. became a subsidiary of Bank of America and established intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these intercompany agreements is an initial $75 billion one year, revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America for operating requirements at a spread to LIBOR that is reset periodically and is consistent with other intercompany agreements. The maturity date for this credit line is January 1, 2010. The credit line will automatically be extended by one year to the succeeding January 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. The agreement does not contain any financial or other covenants. During 2009, ML & Co. periodically borrowed against the line of credit. There were no outstanding borrowings against the line of credit at September 30, 2009.

We may also maintain excess liquidity, primarily in the form of cash and cash equivalents and unencumbered government securities, at our largest U.S. and international broker-dealer subsidiaries.

Unencumbered Loans and Securities

At September 30, 2009 and June 30, 2009, unencumbered liquid assets at our regulated bank subsidiaries were $21 billion and $60 billion, respectively. The $39 billion reduction from June 30, 2009 primarily reflected the sale of MLBUSA to Bank of America, N.A. on July 1, 2009. These assets are investment grade asset-backed securities and prime residential mortgages and were available to meet potential deposit obligations, business activity demands and stressed liquidity needs of the bank subsidiaries. These unencumbered assets are generally restricted from transfer and unavailable as a liquidity source to ML & Co. and other non-bank subsidiaries.

At September 30, 2009, our non-bank subsidiaries, including broker-dealer subsidiaries, maintained $69 billion of unencumbered securities, including $8 billion of customer margin securities. These unencumbered securities are an important source of liquidity for broker-dealer activities and other individual subsidiary financial commitments, and are generally restricted from transfer and therefore unavailable to support liquidity needs of ML & Co. or other subsidiaries. Proceeds from encumbering customer margin securities are further limited to supporting qualifying customer activities.

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

As of September 30, 2009, we had no outstanding borrowings under these programs.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required pursuant to Instruction H(2).

Item 4.	Controls and Procedures

Material Weaknesses Previously Disclosed

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 26, 2008 and in Part II, Item 4 of our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2009 and June 30, 2009, in January 2009, we identified two material weaknesses in the design and operation of our internal controls. The first involved the contemporaneous documentation and fair value hedge effectiveness requirements of ASC 815, Derivatives and Hedging (“Derivatives Accounting”) for a single material hedge relationship entered into in the fourth quarter of 2008, which was fully remediated in the first quarter of 2009.

The second relates to the accounting for certain intercompany swaps with affiliates entered into by ML & Co. During the first quarter of 2009, change management and escalation controls and procedures were put in place to enhance the control environment. Further, we undertook a balance sheet account substantiation review during the third quarter for the financial accounts related to these activities. We will continue to monitor the execution of these additional control procedures, including the account reconciliation routines evaluated in the substantiation review, for on-going effectiveness before we conclude on the remediation of this material weakness. We currently anticipate that this remaining material weakness will be fully remediated prior to the end of the period ending December 31, 2009.

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

Changes in Internal Control over Financial Reporting

No change in ML & Co.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of 2009 that has materially affected, or is reasonably likely to materially affect, ML & Co.’s internal control over financial reporting. As previously disclosed, during the first and second quarters of 2009, as part of our plan to address the aforementioned material weaknesses, we put in place additional change management and escalation controls and procedures pertaining to the pricing and recording of certain intercompany swap transactions. In addition, the contemporaneous documentation and fair value hedge effectiveness requirements of Derivatives Accounting are now compliant with the Bank of America Corporation policies and procedures. We believe that these actions have strengthened our internal controls over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings

Legal and Regulatory Matters

The following information supplements the discussion in Note 11 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2008 and in Part II, Item 1 “Legal Proceedings” in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2009 and June 30, 2009.

Auction Rate Securities Claims

Additional arbitrations and individual lawsuits have been filed against Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) and, in some cases, also against ML & Co. and Merrill Lynch International, by parties who purchased auction rate securities. Plaintiffs in these and the previously disclosed cases, all of which assert substantially the same types of claims, seek compensatory damages totaling in excess of $1.3 billion rescission and, in some cases, punitive damages, among other relief.

Bank Sweep Programs Litigation

DeBlasio v. Merrill Lynch, et al.: On July 27, 2009, the U.S. District Court for the Southern District of New York entered an order dismissing the complaint with prejudice. The plaintiffs have filed a notice of intent to appeal the Court’s decision.

In re Initial Public Offering Securities Litigation

On October 5, 2009, the U.S. District Court for the Southern District of New York granted final approval of the settlement. Certain objectors to the settlement have filed an appeal of the District Court’s certification of the settlement class to the U.S. Court of Appeals for the Second Circuit.

Illinois Funeral Directors Association Matters

Fred C. Dames Funeral Homes, Inc., et al., v. Daniel W. Hynes, the Illinois Office of the Comptroller et al.: On September 4, 2009, the plaintiffs, the Illinois Office of the Comptroller and the Illinois Department of Insurance filed motions for summary judgment.

Calvert Funeral Homes Ltd., et al. v. Robert W. Ninker, et al.: On August 14, 2009, MLPF&S and Merrill Lynch Life Agency, Inc. (“MLLA”), among others, moved to dismiss the complaint and to compel arbitration.

David Tipsword as Trustee of Mildred E. Tipsword Trust, et al. v. I.F.D.A. Services Inc., et al.: On August 28, 2009, MLPF&S filed a motion to dismiss the complaint. On October 7, 2009, the U.S. District Court for the Southern District of Illinois stayed the entire action.

Clancy-Gernon Funeral Home, Inc., et al. v. MLPF&S, et al.: On July 29, 2009, MLPF&S and MLLA removed the complaint to the U.S. District Court for the Northern District of Illinois. Plaintiffs have filed a motion to remand the case back to the Circuit Court for Cook County or to transfer the case to the U.S. District Court for the Southern District of Illinois.

IndyMac

On July 29, 2009, Police & Fire Retirement System of the City of Detroit v. IndyMac MBS, Inc., et al. and Wyoming State Treasurer, et al. v. John Olinski, et al., were consolidated by the U.S. District Court for the Southern District of New York and a consolidated amended complaint was filed on October 9, 2009, naming MLPF&S as a defendant, among others. Prior to the consolidation of these matters, the IBEW Local 103 v. Indymac MBS et al. case was voluntarily dismissed by plaintiffs and its allegations and claims are incorporated into the consolidated amended complaint.

Lyondell Litigation

The U.S. Bankruptcy Court for the Southern District of New York has bifurcated the adversary proceeding to allow for the adjudication of certain of the fraudulent transfer and avoidance claims (the “Phase I Claims”) of the Official Committee of Unsecured Creditors of Lyondell Chemical Company and affiliates on an expedited basis. On August 26, 2009, MLPF&S and Merrill Lynch Capital Corporation moved to dismiss the Phase I Claims. Trial of these claims is set to begin on December 1, 2009. The Court has stayed all other claims pending a ruling on the Phase I Claims.

On October 1, 2009, a second adversary proceeding, The Wilmington Trust Co. v. LyondellBasell Industries AF S.C.A., et al., was filed in the U.S. Bankruptcy Court for the Southern District of New York. This adversary proceeding, in which MLPF&S, Merrill Lynch Capital Corporation and Merrill Lynch International Bank Limited along with more than seventy other entities are named defendants, was filed by The Wilmington Trust Company as Successor Trustee for holders of certain Lyondell Senior Notes due 2015, and asserts causes of action for declaratory judgment, breach of contract, and equitable subordination. The declaratory judgment action alleges that the 2007 leveraged buyout of Lyondell violated a 2005 Intercreditor Agreement executed in connection with the August 2005 issuance of the Senior Notes and asks the Court to declare the 2007 Intercreditor Agreement, and specifically the debt priority provisions contained therein, null and void. The breach of contract action seeks unspecified damages. The equitable subordination action seeks to subordinate the defendants’ bankruptcy claims to the claims of the holders of the Senior Notes.

Subprime Related Matters

In Re Merrill Lynch & Co., Inc. Securities, Derivative and ERISA Litigation: On August 25, 2009, the U.S. District Court for the Southern District of New York granted final approval of the settlement of the ERISA Action.

On September 21, 2009, all defendants filed motions to dismiss the derivative claims in the July 27, 2009 amended complaint.

On September 28, 2009, an action, entitled N.A. Lambrecht v. O’Neal, et al., was filed in the U.S. District Court for the Southern District of New York by a former Merrill Lynch shareholder. The plaintiff asserts double-derivative claims on behalf of Bank of America and Merrill Lynch and alleges causes of action for breach of fiduciary duty and corporate waste arising out of Merrill Lynch’s business practices in the underwriting of collateralized debt obligations and for breach of fiduciary duty against certain former Merrill Lynch officers for allegedly selling shares on the basis of inside information. The complaint also alleges a breach of fiduciary duty and corporate waste by certain former Merrill Lynch officers in connection with the payment of incentive compensation to Merrill Lynch employees in December 2008 and alleges that certain Bank of America officers aided and abetted such breach. The complaint seeks an unspecified amount of monetary damages, equitable relief, including reimbursement of certain compensation and benefits paid to individual defendants, and an award of attorneys’ fees and expenses.

Louisiana Sheriffs’ Pension & Relief Fund v. Conway, et al.: On August 25, 2009, the U.S. District Court for the Southern District of New York granted preliminary approval of the settlement.

Short Term Interest Rate Trading (STIRT) Matter

On October 22, 2009, Merrill Lynch International Bank Limited reached a settlement of this matter with the Irish Financial Regulator, which resulted in payment of a fine that was not material to Merrill Lynch.

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

There are no material changes from the risk factors set forth under Part  I, Item 1A. “Risk Factors” in Merrill Lynch’s 2008 Annual Report on Form 10-K, other than the addition of the following risk factor.

Recent legislative and regulatory initiatives may significantly impact Merrill Lynch’s financial condition, operations and ability to pursue business opportunities.

The recent economic and political environment has led to a number of legislative and regulatory initiatives, both enacted and proposed, that may significantly impact Merrill Lynch. For example, President Obama’s administration has released a proposal that contains far reaching changes to the financial regulatory system that would significantly affect the financial services industry, including greater powers to regulate risk across the financial system; a new Financial Services Oversight Council chaired by the U.S. Treasury Secretary; a Consumer Financial Protection Agency (which may allow imposition of additional state consumer protection laws that historically have been pre-empted); and a new National Bank Supervisor. The proposal also calls for increased scrutiny and regulation for financial firms whose combination of size, leverage, and interconnectedness could pose a threat to financial stability if they were to fail; requiring that broker-dealers who provide investment advice about securities to investors have the same fiduciary obligations as registered investment advisers; new requirements for the securitization market; and comprehensive regulation of large participants in the over-the-counter derivatives markets.

The various legislative and regulatory initiatives noted above create significant uncertainty for Merrill Lynch, its parent company Bank of America, and the financial services industry in general, including the ability to recruit, retain and motivate key associates. There can be no assurance as to whether or when any of the parts of the Administration’s plan or other proposals will be enacted, and if adopted, what the final initiatives will be. The legislative and regulatory initiatives could require Merrill Lynch to change certain of its business practices, impose additional costs on Merrill Lynch, limit the products that Merrill Lynch offers, result in a significant loss of revenue, limit Merrill Lynch’s ability to pursue business opportunities, cause business disruptions, impact the value of assets that it holds or otherwise adversely affect Merrill Lynch’s business, results of operations or financial condition. The long-term impact of these initiatives on Merrill Lynch’s business practices and revenues will depend upon the successful implementation of its strategies, and competitors’ responses to such initiatives, all of which are difficult to predict.

Item 6.	Exhibits

An exhibit index has been filed as part of this report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Merrill Lynch & Co., Inc.
(Registrant)

By:	/s/ ROBERT QUTUB
Robert Qutub
Chief Financial Officer

By:	/s/ THOMAS W. PERRY
Thomas W. Perry
Chief Accounting Officer and Controller

Date:  November 6, 2009

EXHIBIT INDEX

Exhibit		Description

12	*	Statement re: computation of ratios.
31.1	*	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	*	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*	The following materials from Merrill Lynch & Co., Inc.’s Quarterly Report on Form 10-Q for the three and nine-month periods ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language):(i) the Condensed Consolidated Statements of Earnings/(Loss), (ii) the Condensed Consolidated Statements of Comprehensive Income/(Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith