Form 10-K
period 2009-12-31
MERRILL LYNCH & CO., INC.
filed 2010-03-11
CIK 65100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Trust Preferred Securities of Merrill Lynch Capital Trust I (and the guarantee of the registrant with respect thereto); Trust Preferred Securities of Merrill Lynch Capital Trust II (and the guarantee of the registrant with respect thereto); Trust Preferred Securities of Merrill Lynch Capital Trust III (and the guarantee of the registrant with respect thereto)
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

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

       YES      X     NO

As of the close of business on June 30, 2009, there was no voting common equity held by non-affiliates. The company has no non-voting common stock.

As of the close of business on March 8, 2010, there were 1,000 shares of Common Stock outstanding, all of which were held by Bank of America Corporation.

The registrant is a wholly owned subsidiary of Bank of America Corporation and meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form with a reduced disclosure format as permitted by Instruction I (2).

Securities registered pursuant to Section 12(b) of the Act and listed on the NYSE Arca are as follows:
Accelerated Return Bear Market Notes
Accelerated Return Bear Market Notes Linked to the S&P 500® Index due January 21, 2010
Accelerated Return Bear Market Notes Linked to the S&P 500® Index due January 29, 2010
Accelerated Return Notes®
Accelerated Return Notes Linked to the S&P 500® Index due January 21, 2010
Accelerated Return Notes Linked to the Consumer Staples Select Sector Index due January 29, 2010
Accelerated Return Notes Linked to the MSCI® EAFE® Index due January 29, 2010
Accelerated Return Notes Linked to the S&P 500® Index due January 29, 2010
Bear Market Strategic Accelerated Redemption Securities®
Bear Market Strategic Accelerated Redemption Securities Linked to the SPDR® S&P® Retail Exchange Traded Fund due May 4, 2010
Bear Market Strategic Accelerated Redemption Securities Linked to the iShares® Dow Jones® U.S. Real Estate Index Fund due June 2, 2010
Callable Stock Return Income Debt Securities® (STRIDES®)
11% Callable STRIDES Due February 8, 2010 (payable on the stated maturity date with The Home Depot, Inc. common stock)
9% Callable STRIDES Due March 1, 2010 (payable on the stated maturity date with Google Inc. common stock)
12% Callable STRIDES due March 26, 2010 (payable on the stated maturity date with Monsanto Company common stock)
9.25% Callable STRIDES due September 1, 2010 (payable on the maturity date with Oracle Corporation common stock)
Capped Leveraged Index Return Notes®
Capped Leveraged Index Return Notes Linked to the MSCI Brazil Indexsm due January 20, 2010
Capped Leveraged Index Return Notes Linked to the Russell 2000® Index due January 20, 2010
Capped Leveraged Index Return Notes Linked to the MSCI Emerging Markets Indexsm due January 29, 2010
Capped Leveraged Index Return Notes Linked to the S&P 500® Index due February 26, 2010
Capped Leverage Index Return Notes Linked to the S&P 500® Index due April 5, 2010
Capped Leveraged Index Return Notes Linked to the S&P 500® Index due April 30, 2010
Capped Leveraged Index Return Notes Linked to the S&P 500® Index due May 28, 2010
Strategic Accelerated Redemption Securities®
Strategic Accelerated Redemption Securities Linked to the S&P 500® Index due March 8, 2010
Strategic Accelerated Redemption Securities Linked to the Dow Jones Industrial Averagesm Due April 2, 2010
Strategic Accelerated Redemption Securities Linked to the Russell 2000® Index Due April 2, 2010
Strategic Accelerated Redemption Securities Linked to the S&P 500® Index Due May 4, 2010
Strategic Accelerated Redemption Securities Linked to the S&P 500® Index Due June 25, 2010
Strategic Accelerated Redemption Securities Linked to the Dow Jones Industrial Averagesm due July 7, 2010
Strategic Accelerated Redemption Securities Linked to the S&P 500® Index Due August 3, 2010
Strategic Accelerated Redemption Securities Linked to the Dow Jones Industrial Averagesm due August 31, 2010
Strategic Accelerated Redemption Securities Linked to the S&P 500® Index due October 5, 2010
Strategic Accelerated Redemption Securities Linked to the iShares® MSCI® EAFE® Index due October 5, 2010
Market Index Target-Term Securities® (MITTS®)
Nikkei® 225 MITTS due April 5, 2010
Dow Jones EURO STOXX 50SM Index MITTS due June 28, 2010
Monthly Income Strategic Return Notes®
8% Monthly Income Strategic Return Notes Linked to the CBOE® S&P 500® BuyWrite Index due January 3, 2011
8% Monthly Income Strategic Return Notes Linked to the CBOE® S&P 500® BuyWrite Index due June 7, 2010
8% Monthly Income Strategic Return Notes Linked to the CBOE® DJIA® BuyWrite Index due November 9, 2010
Strategic Return Notes®
Strategic Return Notes Linked to the Industrial 15 Index due February 2, 2012
Strategic Return Notes Linked to the Select Ten Index due March 8, 2012
Strategic Return Notes Linked to the Select Ten Index due May 10, 2012
Strategic Return Notes Linked to the Select 10 Index due July 5, 2012
Strategic Return Notes Linked to the Value 30 Index due July 6, 2011
Strategic Return Notes Linked to the Value 30 Index due August 8, 2011
Strategic Return Notes Linked to the Industrial 15 Index due August 9, 2010
Strategic Return Notes Linked to the Baby Boomer Consumption Index due September 6, 2011
Strategic Return Notes Linked to the Merrill Lynch Factor Model® due November 7, 2012;
Strategic Return Notes Linked to the Select Ten Index due November 8, 2011
Strategic Return Notes Linked to the Merrill Lynch Factor Model® due December 6, 2012

i

Securities registered pursuant to Section 12(b) of the Act and listed on The NASDAQ Stock Market are as follows:
MITTS
Nikkei®225 MITTS Securities due March 8, 2011
S&P 500® MITTS Securities due June 3, 2010
S&P 500® MITTS due June 7, 2010
S&P 500® MITTS Securities due August 5, 2010
S&P 500 ®MITTS Securities due August 31, 2011
Nikkei® 225 MITTS Securities due September 30, 2010
Dow Jones Industrial Average SM MITTS Securities due December 27, 2010
97% Protected Notes
97% Protected Notes Linked to the performance of the Dow Jones Industrial Average SM due March 28, 2011
97% Protected Notes Linked to Global Equity Basket due February 14, 2012
Strategic Return Notes
Strategic Return Notes Linked to the Industrial 15 Index due April 25, 2011

S&P, SPDR, and S&P 500 are registered service marks of Standard & Poor’s Financial Services LLC; EAFE, MSCI, MSCI Brazil Index, and MSCI Emerging Markets Index are service marks of MSCI Inc.; Dow Jones, DJIA and DOW JONES INDUSTRIAL AVERAGE are service marks of Dow Jones & Company, Inc.; RUSSELL 2000 is a registered service mark of FRANK RUSSELL COMPANY; EURO STOXX 50 is a registered service mark of Stoxx Limited; NIKKEI is a registered service mark of KABUSHIKI KAISHA NIHON KEIZAI SHIMBUN SHA. iShares is a registered service mark of Blackrock Institutional Trust Company, National Association. CBOE is a registered service mark of Chicago Board Options Exchange, Incorporated. All other service marks are the property of Bank of America Corporation.

ii

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Part III
Item 10. Directors, Executive Officers and Corporate Governance	163
Item 11. Executive Compensation	163
Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters	163
Item 13. Certain Relationships and Related Transactions, and Director Independence	163
Item 14. Principal Accountant Fees and Services	163
Part IV
Item 15. Exhibits and Financial Statement Schedules	165
Signatures	166
EX-2.2
EX-2.3
EX-12
EX-23.1
EX-23.2
EX-23.3
EX-24.1
EX-24.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

Item 1.	Business

Merrill Lynch was formed in 1914 and became a publicly traded company on June 23, 1971. In 1973, we created the holding company, ML & Co., a Delaware corporation that, through its subsidiaries, engages in capital markets, advisory and wealth and investment management activities. In addition, as of December 31, 2009, we owned approximately 34% of the economic interest of BlackRock, Inc. (“BlackRock”), a publicly traded investment management company with approximately $3.3 trillion in assets under management at December 31, 2009.

On January 1, 2009, we became a wholly-owned subsidiary of Bank of America Corporation (“Bank of America”). On the same date, we adopted calendar quarter-end and year-end reporting periods to coincide with those of Bank of America.

As a result of the acquisition of Merrill Lynch by Bank of America, certain information is not required in this Form 10-K as permitted by general Instruction I(2) of Form 10-K. We have also provided a brief description of our business activities in Item 1 as permitted by general Instruction I(2).

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

The following is a brief discussion of the nature and scope of our activities in 2009.

Capital Markets and Advisory Activities.  We conduct sales and trading activities for our clients and on a proprietary basis. We act as a market maker in securities, derivatives, currencies, and other financial instruments to satisfy client demands. In addition, we distribute fixed income, currency and energy commodity products and derivatives and equity and equity-related products. We provide clients with financing, securities clearing, settlement, and custody services and engage in principal investing in a variety of asset classes.

We also assist clients in raising capital through underwritings and private placements of equity, debt and related securities, and loan syndications and offer advisory services to clients on strategic issues, valuation, mergers, acquisitions and restructurings.

Wealth and Investment Management Activities.  We provide brokerage, investment advisory and financial planning services, offering a broad range of both proprietary and third-party wealth management products and services globally to individuals, small- to mid-size businesses, and employee benefit plans. We also create and manage wealth management products, including alternative investment products for clients, and maintain ownership positions in other investment management companies, including BlackRock.

Research.  We also provide a variety of research services on a global basis. These services are at the core of the value proposition we offer to institutional and individual investor clients and are an integral component of our product offerings.

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

Broker-Dealer Regulation

Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), Merrill Lynch Professional Clearing Corp. (“ML Pro”) and certain other subsidiaries of ML & Co. are registered as broker-dealers with the Securities Exchange Commission (“SEC”) and, as such, are subject to regulation by the SEC and by self-regulatory organizations, such as the Financial Industry Regulatory Authority (“FINRA”). Certain of our subsidiaries and affiliates, including MLPF&S, are registered as investment advisers with the SEC.

Our subsidiaries that are broker-dealers registered with the SEC are subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (“Exchange Act”) which is designed to measure the general financial condition and liquidity of a broker-dealer. Under this rule, these entities are required to maintain the minimum net capital deemed necessary to meet broker-dealers’ continuing commitments to customers and others. Under certain circumstances, this rule limits the ability of such broker-dealers to allow withdrawal of such capital by ML & Co. or other Merrill Lynch subsidiaries. Additional information regarding certain net capital requirements is set forth in Note 18 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Non-U.S. Regulatory Oversight and Supervision

Our business is also subject to extensive regulation by various non-U.S. regulators including governments, securities exchanges, central banks and regulatory bodies. Certain of our subsidiaries are regulated as broker-dealers under the laws of the jurisdictions in which they operate. Subsidiaries engaged in banking and trust activities outside the United States (“U.S.”) are regulated by various government entities in the particular jurisdiction where they are chartered, incorporated and/or conduct their business activities. In some cases, the legislative and regulatory developments outside the U.S. applicable to these subsidiaries may have an impact.

Item 1A.	Risk Factors

In the course of conducting our business operations, we are exposed to a variety of risks that are inherent to the financial services industry. The following discusses some of the key inherent risk factors that could affect our business and operations, as well as other risk factors which are particularly relevant to us in the current period of significant economic and market disruption. Other factors besides those discussed below or elsewhere in this report could also adversely affect our business and operations, and these risk factors should not be considered a complete list of potential risks that may affect us.

Our businesses and earnings have been, and may continue to be, negatively affected by adverse business and economic conditions.  Our businesses and earnings are affected by general business and economic conditions in the U.S. and abroad. General business and economic conditions that could affect us include the level and volatility of short-term and long-term interest rates, fluctuations in both debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor confidence, and the strength of the U.S. economy and the other economies in which we operate. The deterioration of any of these conditions could adversely affect the value of our assets, as well as our results of operations.

Economic conditions in the U.S. and abroad deteriorated significantly in 2008 and to a lesser extent in 2009. While there are early indications that these conditions are stabilizing, we do not expect them to significantly improve in the near future. A protracted continuation or worsening of these difficult business or economic conditions would likely exacerbate the adverse effects on us.

Adverse changes in legislative and regulatory initiatives may significantly impact our earnings, operations and ability to pursue business opportunities.  We are heavily regulated by regulatory agencies at the federal, state and international levels. As a result of the recent financial crisis and economic downturn, we have faced and expect to continue to face increased regulation and regulatory and political scrutiny, which creates significant uncertainty for us and the financial services industry in general.

In December 2009, the Basel Committee on Banking Supervision released consultative documents on both capital and liquidity. These proposals currently include a leverage ratio that could prove more restrictive than the current risk-based measure. The capital proposal would increase significantly the capital charges imposed on certain assets, including trading assets, thereby potentially making those businesses more expensive to conduct. Full implementation of these proposals is currently projected by the end of 2012, although delays are possible, and it is likely that many elements of the proposals will change prior to adoption. U.S. regulatory agencies have not opined on these proposals for U.S. implementation. We continue to assess the potential impact of these proposals.

As a result of the financial crisis, the financial services industry is facing the possibility of legislative and regulatory changes that could impose significant, adverse changes on our ability to serve our clients. A proposal is currently being considered to levy a tax or fee on financial institutions with assets in excess of $50 billion to repay the costs of the Troubled Asset Relief Program (“TARP”), although the proposed tax would continue even after those costs are repaid. If enacted as proposed, the tax could significantly affect our earnings, either by increasing the costs of our liabilities or causing us to reduce our assets. It remains uncertain whether the tax will be enacted, to whom it would apply, or the amount of the tax we would be required to pay. It is also unclear the extent to which the costs of such a tax could be recouped through higher pricing.

In addition, various proposals for broad-based reform of the financial regulatory system are pending. A majority of these proposals would not disrupt our core businesses, but a proposal could ultimately be adopted that adversely affects certain of our businesses. The proposals would require divestment of certain proprietary trading activities, or limit private equity investments. Other proposals, which include limiting the scope of an institution’s derivatives activities, or forcing certain derivatives activities to be traded on exchanges, would diminish the demand for, and profitability of, certain businesses. Several other proposals would require issuers to retain unhedged interests in any asset that is securitized, potentially severely restricting the secondary market as a source of funding for consumer or commercial lending. There are also numerous proposals pending on how to resolve a failed systemically important institution. Following the passage of a bill in the U.S. House of Representatives and the possibility of similar provisions in a U.S. Senate bill, one rating agency has placed the credit ratings of Bank of America, us and other banks on negative credit watch, and therefore adoption of such provisions may adversely affect Bank of America’s access to capital markets. It remains unclear whether any of these proposals will ultimately be enacted, and what form they may take.

In addition, other countries, including the United Kingdom (“U.K.”) and France, have proposed and in some cases adopted, certain reforms targeted at financial institutions, including, but not limited to, increased capital and liquidity requirements for local entities, including regulated U.K. subsidiaries of foreign companies and other financial institutions as well as branches of foreign banks located in the U.K., the creation and production of recovery and resolutions plans (commonly referred to as living wills) by such entities, and a significant payroll tax on bank bonuses paid to employees over a certain threshold.

In addition, the U.S. Congress is currently considering reinstating income tax provisions that have recently expired whereby income of certain foreign subsidiaries would not be subject to current U.S. income tax as a result of long-standing deferral provisions applicable to active finance income. These provisions, which in the past have expired and been extended, expired for taxable years beginning on or after January 1, 2010. Absent an extension of these provisions, active financing income earned by our foreign subsidiaries after January 1, 2010 will generally be subject to a tax that considers the incremental U.S. income tax. The impact of the expiration of the provisions should they not be extended would be significant. The exact impact would depend upon the amount, composition and geographic mix of our future earnings.

Compliance with current or future legislative and regulatory initiatives could require us to change certain of our business practices, impose significant additional costs on us, limit the products that we offer, result in a significant loss of revenue, limit our ability to pursue business opportunities in an efficient manner, require us to increase our regulatory capital, cause business disruptions, impact the value of assets that we hold or otherwise adversely affect our business, results of operations or financial condition. We have recently witnessed the introduction of an ever-increasing number of regulatory proposals that could substantially impact us and others in the financial services industry. The extent of changes imposed by, and frequency of adoption of, any regulatory initiatives could make it more difficult for us to comply in a timely manner, which could further limit our operations, increase compliance costs or divert management attention or other resources. The long-term impact of these initiatives on our business practices and revenues will depend upon the successful implementation of our strategies and competitors’ responses to such initiatives, both of which are difficult to predict.

We could suffer losses as a result of the actions of or deterioration in the commercial soundness of other financial services institutions and counterparties, including as a result of derivatives transactions.  Our ability to engage in routine trading and funding transactions could be adversely affected by the actions and commercial soundness of other market participants. Financial services institutions are interrelated as a result of trading, funding, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity disruptions and could lead to future losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of a counterparty or client, and our results of operations in 2008 and to a lesser extent in 2009 were materially affected by the credit valuation adjustments described in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — U.S. ABS CDO and Other Mortgage-Related Activities — Monoline Financial Guarantors”. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. There is no assurance that any such losses would not materially and adversely affect our results of operations or financial condition.

We are party to a large number of derivative transactions, including credit derivatives. Many of these derivative instruments are individually negotiated and non-standardized, which can make exiting, transferring or settling some positions difficult. Many credit derivatives require that we deliver to the counterparty the underlying security, loan or other obligation in order to receive payment. In a number of cases, we do not hold, and may not be able to obtain, the underlying security, loan or other obligation. This could cause us to forfeit the payments due to us under these contracts or result in settlement delays with the attendant credit and operational risk as well as increased costs to us.

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

For further discussion of our exposure to derivatives, see Note 6 to the Consolidated Financial Statements.

Changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies could adversely affect our financial results.  Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain.

Recently, the Financial Accounting Standards Board (“FASB”) and the SEC have adopted new guidance or rules relating to financial accounting such as, among other things, new FASB guidance on the consolidation of variable interest entities. In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, the SEC and our independent registered public accounting firm) may amend or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

For a further discussion of some of our significant accounting policies and recent accounting changes, see Note 1 to the Consolidated Financial Statements.

Our ability to attract and retain clients and employees could be adversely affected to the extent our reputation is harmed.  Our actual or perceived failure to address various issues could give rise to reputational risk that could harm us and our business prospects. These issues include, but are not limited to, legal and regulatory requirements, privacy, properly maintaining client and employee personal information, record keeping, money-laundering, sales and trading practices, ethical issues, appropriately addressing potential conflicts of interest, and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions, reputational harm and legal risks, which could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses.

We face substantial potential legal liability and significant regulatory action, which could have materially adverse financial consequences or cause significant reputational harm to us.  We face significant legal risks in our businesses, and the volume of claims, amount of damages and penalties claimed in litigation, and regulatory proceedings against us and other financial institutions remain high and are increasing. Increased litigation costs, substantial legal liability or significant regulatory action against Bank of America or us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. These litigation and regulatory matters and any related settlements could adversely impact our earnings.

For a further discussion of litigation risks, see Note 14 to the Consolidated Financial Statements.

Our liquidity could be impaired by an inability of Bank of America to access the capital markets on favorable terms.  Liquidity is essential to our businesses. Since we were acquired by Bank of America, we established intercompany lending and borrowing arrangements with Bank of America to facilitate centralized liquidity management and as a result, our liquidity risk is derived in large part from Bank of America’s liquidity risk. Bank of America’s liquidity could be impaired by an inability to access the capital markets or by unforeseen outflows of cash, including deposits. This situation may arise due to circumstances that Bank of America or we may be unable to control, such as a general market disruption, negative views about the financial services industry generally, or an operational problem that affects third parties or us. Bank of America’s ability to raise certain types of funds has been and could continue to be adversely affected by conditions in the United States and international markets and economies. In 2009, global capital and credit markets continued to experience volatility and disruptions. As a result, Bank of America utilized several of the U.S. Government liquidity programs, which are temporary in nature, to enhance its liquidity position. Bank of America’s ability and our ability to borrow from other financial institutions or to engage in securitization funding transactions on favorable terms could be adversely affected by continued disruptions in the capital markets or other events, including actions by rating agencies or deteriorating investor expectations.

Our credit ratings and Bank of America’s credit ratings are important to our liquidity. Rating agencies regularly evaluate Bank of America and us. Their ratings of our long-term and short-term debt and other securities are based on a number of factors, including Bank of America’s and our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. During 2009, the rating agencies took numerous actions with respect to Bank of America’s and our credit ratings and outlooks, many of which were negative. The rating agencies have indicated that our credit ratings currently reflect their expectation that, if necessary, Bank of America would receive significant support from the U.S. Government. In February 2010, a rating agency affirmed our current credit ratings but revised the outlook to negative from stable, based on their belief that it is less certain whether the U.S. Government would be willing to provide extraordinary support to Bank of America. In light of the difficulties in the financial services industry and the financial markets, there can be no assurance that we will maintain our current ratings. Failure to maintain those ratings could adversely affect our liquidity and competitive position, by materially increasing our borrowing costs or significantly limiting our access to the capital markets. A reduction in our credit ratings also could have a significant impact on certain trading revenues, particularly in those businesses where counterparty credit-worthiness is critical. In connection with certain trading agreements, we may be required to provide additional collateral in the event of a credit ratings downgrade.

For a further discussion of our liquidity position and other liquidity matters and the policies and procedures we use to manage our liquidity risks, see “Liquidity Risk” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Changes in financial or capital market conditions could cause our earnings and the value of our assets to decline.  Market risk generally represents the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions. As a result, we are directly and indirectly affected by changes in market conditions. For example, changes in interest rates could adversely affect our principal transaction revenues and net interest profit (which we view together as our trading revenues), which could in turn affect our net earnings. Market risk is inherent in the financial instruments associated with our operations and activities including securities, derivatives, loans, deposits, short-term borrowings and long-term debt. Just a few of the market conditions that may shift from time to time, thereby exposing us to market risk, include fluctuations in interest and currency exchange rates, equity and futures prices, changes in the implied volatility of interest rates, foreign exchange rates, credit spreads and price deterioration or changes in value due to changes in market perception or actual credit quality of either the issuer or its country of origin. Accordingly, depending on the instruments or activities impacted, market risks can have wide ranging, complex adverse effects on our results from operations and our overall financial condition. In addition, we also may incur significant unrealized gains or losses as a result of changes in our credit spreads or those of third parties, which may affect the fair value of derivative instruments and debt securities that we hold or issue.

The models that we use to assess and control our risk exposures reflect assumptions about the degree of correlation or lack thereof among prices of various asset classes or other market indicators. In times of market stress or other unforeseen circumstances, such as the market conditions experienced in 2008 and early 2009, previously uncorrelated indicators may become correlated, or previously correlated indicators may move in different directions. These types of market movements have at times limited the effectiveness of our hedging strategies and have caused us to incur significant losses, and they may do so in the future. These changes in correlation can be exacerbated where other market participants are using risk or trading models with assumptions or algorithms that are similar to ours. In these and other cases, it may be difficult to reduce our risk positions due to the activity of other market participants or widespread market dislocations, including circumstances where asset values are declining significantly or no market exists for certain assets. To the extent that we make investments directly in securities that do not have an established liquid trading market or are otherwise subject to restrictions on sale or hedging, we may not be able to reduce our positions and therefore reduce our risk associated with such positions.

For a further discussion of our market risk and our risk management policies and procedures, see Item 7A — Quantitative and Qualitative Disclosures About Market Risk.

Our increased credit risk could result in higher credit losses and reduced earnings.  When we enter into trading positions, loan money, commit to loan money or enter into a letter of credit or other contract with a counterparty, we incur credit risk, or the risk of losses if our borrowers do not repay their loans or our counterparties fail to perform according to the terms of their agreements. A number of our products expose us to credit risk, including trading positions, derivatives, including credit default swaps, loans, and lending commitments.

We estimate and establish reserves or make credit valuation adjustments for credit risks and credit losses inherent in our credit exposure (including unfunded lending commitments). This process, which is critical to our financial results and condition, requires difficult, subjective and complex judgments, including forecasts of economic conditions and how our borrowers and counterparties will react to these conditions. The ability of our borrowers to repay their loans or counterparties to honor their obligations will likely be affected by changes in economic conditions, which in turn could impact the accuracy of our forecasts. As with any such assessments, there is also the chance that we will fail to identify the proper factors or that we will fail to accurately estimate the impacts of factors that we identify.

In the ordinary course of our business, we also may be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities, industries and countries may not function as we have anticipated. While our activities expose us to many different industries and counterparties, we routinely execute a high volume of transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment funds and insurers, including financial guarantors. This has resulted in significant credit concentration with respect to this industry.

For a further discussion of credit risk, see “Concentrations of Credit Risk” in Note 4 to the Consolidated Financial Statements.

Our ability to successfully identify and manage our compliance and other risks is an important factor that can significantly impact our results.  We seek to monitor and control our risk exposure through a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. Accordingly, our ability to successfully identify and manage risks facing us is an important factor that can significantly impact our results. Recent economic conditions, increased legislative and regulatory scrutiny and increased complexity of our operations, among other things, have increased and made it more difficult for us to manage our operational, compliance and other risks. For a further discussion of our risk management policies and procedures, see Item 7A — Quantitative and Qualitative Disclosures About Market Risk.

We may be unable to compete successfully as a result of the evolving financial services industry and market conditions.  We operate in a highly competitive environment. Over time, there has been substantial consolidation among companies in the financial services industry, and this trend accelerated in 2008 and 2009 as the credit crisis has led to numerous mergers and asset acquisitions among industry participants and in certain cases reorganization, restructuring, or even bankruptcy. This trend also has hastened the globalization of the securities and financial services markets. We will continue to experience intense competition as continued consolidation in the financial services industry may produce larger and better-capitalized companies that are capable of offering a wider array of financial products and services at more competitive prices. To the extent we expand into new business areas and new geographic regions, we may face competitors with more experience and more established relationships with clients, regulators and industry participants in the relevant market, which could adversely affect our ability to compete. Increased competition may affect our results by creating pressure to lower prices on our products and services and reducing market share.

Our continued ability to compete effectively in our businesses, including management of our existing businesses as well as expansion into new businesses and geographic areas, depends on our ability to retain and motivate our existing employees and attract new employees. We face significant competition for qualified employees both within and outside the financial services industry, including non-U.S. institutions and institutions not subject to compensation or hiring restrictions imposed under any U.S. government initiatives or not subject to the same regulatory scrutiny. This is particularly the case in emerging markets, where we are often competing for qualified employees with entities that may have a significantly greater presence or more extensive experience in the region. A substantial portion of our annual bonus compensation paid to our senior employees has in recent years been paid in the form of equity-based awards, which are now payable in Bank of America’s common stock. The value of these awards has been impacted by the significant decline in the market price of Bank of America’s common stock. We also reduced the number of employees across nearly all of our businesses in 2008 and 2009. In addition, the consolidation in the financial services industry has intensified the inherent challenges of cultural integration between differing types of financial services institutions. The combination of these events could have a significant adverse impact on our ability to retain and hire the most qualified employees.

We may be adversely impacted by business, economic and political conditions in the non-U.S. jurisdictions in which we operate.  We do business throughout the world, including in developing regions of the world commonly known as emerging markets. As a result, we are exposed to a number of risks in non-U.S. jurisdictions, including economic, market, reputational, litigation and regulatory risks. Our businesses and revenues derived from non-U.S. jurisdictions are subject to risk of loss from currency fluctuations, social or political instability, changes in governmental policies or policies of central banks, expropriation, nationalization, confiscation of assets, unfavorable political and diplomatic developments and changes in legislation. Also, as in the United States, many non-U.S. jurisdictions in which we do business have been negatively impacted by recessionary conditions. While a number of these jurisdictions are showing signs of recovery, others continue to experience increasing levels of stress. In addition, the risk of default on sovereign debt in some non-U.S. jurisdictions is increasing and could expose us to losses.

In many countries, the laws and regulations applicable to the financial services industry are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market or manage our relationships with multiple regulators in various jurisdictions. Our inability to remain in compliance with local laws in a particular market and manage our relationships with regulators could have a significant and negative effect not only on our business in that market but also on our reputation generally.

We also invest or trade in the securities of corporations and governments located in non-U.S. jurisdictions, including emerging markets. Revenues from the trading of non-U.S. securities may be subject to negative fluctuations as a result of the above factors. Furthermore, the impact of these fluctuations could be magnified, because generally non-U.S. trading markets, particularly in emerging market countries, are smaller, less liquid and more volatile than U.S. trading markets.

We are subject to geopolitical risks, including acts or threats of terrorism, and actions taken by the United States or other governments in response and/or military conflicts could adversely affect business and economic conditions abroad as well as in the U.S.

Changes in governmental fiscal and monetary policy could adversely affect our business.  Our businesses and earnings are affected by domestic and international fiscal and monetary policy. For example, the Federal Reserve Board regulates the supply of money and credit in the United States and its policies determine in large part our cost of funds for lending, investing and capital raising activities and the return we earn on those loans and investments, both of which affect our net interest profit. The actions of the Federal Reserve Board also can materially affect the value of financial instruments we hold, such as debt securities, and its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans. Our businesses and earnings also are affected by the fiscal or other policies that are adopted by various regulatory authorities of the U.S., non-U.S. governments and international agencies. Changes in domestic and international fiscal and monetary policies are beyond our control and difficult to predict.

We may suffer losses as a result of operational risk or technical system failures.  The potential for operational risk exposure exists throughout our organization. Integral to our performance is the continued efficacy of our internal processes, systems, relationships with third parties and the vast array of employees and key executives in our day-to-day and ongoing operations. Operational risk also encompasses the failure to implement strategic objectives in a successful, timely and cost-effective manner.

Failure to properly manage operational risk subjects us to risks of loss that may vary in size, scale and scope, including loss of clients. This also includes but is not limited to operational or technical failures, unlawful tampering with our technical systems, ineffectiveness or exposure due to interruption in third party support, the loss of key individuals or failure on the part of the key individuals to perform properly and losses resulting from unauthorized trading activity by our employees.

Our dependence upon funds from our subsidiaries and our parent could adversely impact our liquidity.  ML & Co. is a holding company that is a separate and distinct legal entity from its parent, Bank of America, and our broker-dealer, banking and non-banking subsidiaries. We therefore depend on dividends, distributions and borrowings or other payments from our subsidiaries and may depend in large part on financing from Bank of America to fund payments on our obligations, including debt obligations. Bank of America may in some instances, because of its regulatory requirements as a bank holding company, be unable to provide us with the funding we need to fund payments on our obligations. Many of our subsidiaries are subject to laws that authorize regulatory agencies to block or reduce the flow of funds from those subsidiaries to us. Regulatory action of that kind could impede access to funds we need to make payments on our obligations.

Item 1B.	Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Exchange Act.

Item 2.	Properties

We have offices in various locations throughout the world. Other than those described below as being owned, substantially all of our offices are located in leased premises. We believe that the facilities we own or lease are adequate for the purposes for which they are currently used and that they are well maintained. Set forth below is the location and the approximate square footage of our principal facilities. Information regarding our property lease commitments is set forth in “Operating Leases” in Note 14 to the Consolidated Financial Statements.

Principal Facilities in the United States

Following our acquisition by Bank of America, we changed our principal executive offices from 4 World Financial Center, New York, New York, to the Bank of America Corporate Center in Charlotte, North Carolina, which is owned by one of Bank of America’s subsidiaries. In addition, some of our employees are located at Bank of America Tower at One Bryant Park in New York, New York. We lease portions of 4 World Financial Center (1,800,000 square feet) and 2 World Financial Center (2,500,000 square feet); both leases expire in 2013. One of our subsidiaries is a partner in the partnership that holds the ground lessee’s interest in 4 World Financial Center. As of December 31, 2009, we occupied the entire 4 World Financial Center (other than retail areas) and approximately 27% of 2 World Financial Center.

We own a 760,000 square foot building at 222 Broadway, New York and occupy 92% of this building. We also own 1,251,000 square feet of office space, 273,000 square feet of ancillary buildings in Hopewell, New Jersey and the underlying land upon which the Hopewell facilities are located. We also own a 54-acre campus in Jacksonville, Florida, with four buildings.

Principal Facilities Outside the United States

In London, we lease and occupy 100% of our 576,626 square foot London headquarters facility known as Merrill Lynch Financial Centre; this lease expires in 2022. In addition, we lease approximately 305,086 square feet in other London locations with various terms, the longest of which lasts until 2020. We occupy 134,375 square feet of this space and have sublet the remainder. In Tokyo, we have leased 292,349 square feet until 2014 for our Japan headquarters. Other leased facilities in the Pacific Rim are located in Hong Kong, Singapore, Seoul, South Korea, Mumbai and Chennai, India, and Sydney and Melbourne, Australia.

Item 3.	Legal Proceedings

Refer to Note 14 to the Consolidated Financial Statements in Part II, Item 8 for a discussion of litigation and regulatory matters.

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We made no purchases of our common stock during the year ended December 31, 2009. There were 1,000 shares of Common Stock outstanding as of December 31, 2009, all of which were held by Bank of America Corporation.

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

	First	Second	Third	Fourth
(Declared and Paid)	Quarter	Quarter	Quarter	Quarter

2009	N/A	N/A	N/A	N/A
2008	$0.35	$0.35	$0.35	$0.35

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

Securities Authorized for Issuance under Equity Compensation Plans

As a result of the acquisition by Bank of America, there are no equity securities of ML & Co. that are authorized for issuance under any equity compensation plans. Refer to Note 15 and Note 16 of the Consolidated Financial Statements for further information on employee benefit and equity compensation plans.

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

Introduction

Merrill Lynch was formed in 1914 and became a publicly traded company on June 23, 1971. In 1973, we created the holding company, ML & Co., a Delaware corporation that, through its subsidiaries, is one of the world’s leading capital markets, advisory and wealth management companies. We are a leading global trader and underwriter of securities and derivatives across a broad range of asset classes, and we serve as a strategic advisor to corporations, governments, institutions and individuals worldwide. In addition, as of December 31, 2009, we owned approximately 34 percent of the economic interest of BlackRock, Inc. (“BlackRock”), one of the world’s largest publicly traded investment management companies with approximately $3.3 trillion in assets under management at December 31, 2009. See “Executive Overview — Other Events” for additional information regarding our investment in BlackRock.

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

Bank of America’s cost of acquiring Merrill Lynch has been pushed down to form a new accounting basis for Merrill Lynch. Accordingly, the Consolidated Financial Statements appearing in Part II, Item 8 of this Form 10-K are presented for Merrill Lynch for periods occurring prior to the acquisition by Bank of America (the “Predecessor Company”) and subsequent to the January 1, 2009 acquisition (the “Successor Company”). The Predecessor Company and Successor Company periods have been separated by a vertical line on the face of the Consolidated Financial Statements to highlight the fact that the financial information for such periods has been prepared under two different cost bases of accounting.

Effective January 1, 2009, Merrill Lynch adopted calendar quarter-end and year-end reporting periods to coincide with those of Bank of America. As a result, the following discussion of the results of operations for the 2009 year-end refers to the period from January 1, 2009 through December 31, 2009. The 2008 year-end refers to the period from December 29, 2007 through December 26, 2008. The intervening period between Merrill Lynch’s previous fiscal year end (December 26, 2008) and the beginning of its 2009 year (January 1, 2009) is presented separately on the Consolidated Statements of Earnings/(Loss).

In connection with Merrill Lynch’s acquisition by Bank of America, we evaluated the provisions of Accounting Standards Codification (“ASC”) 280, Segment Reporting (“Segment Reporting”), in the first quarter of 2009. Pursuant to Segment Reporting, operating segments represent components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. Based upon how the chief operating decision maker of Merrill Lynch reviews our results, it was determined that Merrill Lynch does not contain any identifiable operating segments. As a result, the financial information of Merrill Lynch is presented as a single segment.

As a result of the acquisition of Merrill Lynch by Bank of America, certain information is not required in this Form 10-K as permitted by general Instruction I(2) of Form 10-K. We have also abbreviated Management’s Discussion and Analysis of Financial Condition and Results of Operations as permitted by general Instruction I(2).

Executive Overview

Company Results

We reported net earnings from continuing operations for the year ended December 31, 2009 of $4.7 billion compared with net losses from continuing operations of $27.6 billion the year ended December 26, 2008. Revenues, net of interest expense (“net revenues”) for 2009 were $23.3 billion compared with negative net revenues of $12.6 billion in 2008. Pre-tax earnings from continuing operations were $3.9 billion in 2009. The pre-tax loss from continuing operations was $41.8 billion for 2008.

The results for the year ended December 31, 2009 primarily reflected improved sales and trading results as compared with the prior year. Net revenues increased due primarily to our fixed income trading activities, including mortgage and credit products, which generated positive trading revenues in the current year as compared with the significant net write-downs recorded in 2008. In 2009, net earnings also benefited from a $1.1 billion pre-tax gain associated with our investment in BlackRock (see “Executive Overview — Other Events”), a decline in compensation and non-compensation expenses, and a lower effective income tax rate. These items were partially offset by net losses of $5.2 billion due to the impact of the narrowing of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities, primarily structured notes. Our net revenues for 2009 also reflected lower investment banking and managed account and other fee-based revenues as compared with the prior year.

In 2008, our net revenues and net earnings were materially affected by a number of significant items, which included: net losses of $10.4 billion due to credit valuation adjustments (“CVA”) related to certain hedges with financial guarantors; net write-downs of $10.2 billion (excluding CVA) on U.S. asset-backed collateralized debt obligations (“ABS CDOs”); net write-downs of approximately $10.8 billion related to other-than-temporary impairment charges on our investment securities portfolio, losses related to leveraged finance loans and commitments, losses related to certain government-sponsored entities and the default of a major U.S. broker-dealer and other market dislocations; net losses of $6.5 billion resulting primarily from write-downs and losses on asset sales across residential mortgage-related exposures and commercial real estate exposures; net losses of $2.1 billion due to write-downs on private equity investments; net gains of $5.1 billion due to the impact of the widening of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities; a net pre-tax gain of $4.3 billion from the sale of our 20% ownership stake in Bloomberg, L.P., a $2.6 billion foreign currency gain related to currency hedges of U.K. deferred tax assets; a $2.5 billion non-deductible payment to affiliates and transferees of Temasek Holdings (Private) Limited (“Temasek”) related to our July 2008 offering of common stock; a $2.3 billion goodwill impairment charge related to our fixed income and investment banking businesses; a $0.5 billion expense, including a $125 million fine, arising from Merrill Lynch’s offer to repurchase auction rate securities (“ARS”) from our private clients and the associated settlement with regulators; and a $486 million restructuring charge associated with headcount reduction initiatives conducted during 2008.

Our net earnings applicable to common shareholders for 2009 were $4.6 billion as compared with net losses applicable to common shareholders of $30.5 billion in 2008. The net loss applicable to common shareholders in 2008 included $2.1 billion of additional preferred dividends associated with the exchange of Merrill Lynch’s mandatory convertible preferred stock, which occurred in July 2008.

Transactions with Bank of America

Asset and Liability Transfers

Subsequent to the Bank of America acquisition, certain assets and liabilities were transferred at fair value between Merrill Lynch and Bank of America. These transfers were made in connection with the integration of certain trading activities with Bank of America and efforts to manage risk in a more effective and efficient manner at the consolidated Bank of America level. The assets and liabilities transferred related to sales and trading activities and included positions associated with the rates and currency, equity, credit and mortgage products trading businesses. During the year ended December 31, 2009, these transfers included approximately $56 billion of assets and $52 billion of liabilities transferred from Merrill Lynch to Bank of America, primarily U.S. matched book repurchase positions and credit and mortgage positions. Approximately $44 billion of assets and $20 billion of liabilities were transferred from Bank of America to Merrill Lynch, primarily equity-related positions. In the future, Merrill Lynch and Bank of America may continue to transfer certain assets and liabilities to (and from) each other. In addition to these transfers, Merrill Lynch also sold two of its bank subsidiaries to Bank of America and acquired a broker-dealer subsidiary from Bank of America during 2009, which is discussed further below.

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

Acquisition of Banc of America Investment Services, Inc. (“BAI”) from Bank of America

In October 2009, Bank of America contributed the shares of BAI, one of Bank of America’s wholly-owned broker-dealer subsidiaries, to ML & Co. Subsequent to the transfer, BAI was merged into Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned broker-dealer subsidiary of ML&Co. The net amount contributed by Bank of America to ML&Co. was equal to BAI’s net book value of approximately $263 million. In accordance with ASC 805-10, Business Combinations, Merrill Lynch’s results of operations for the year ended December 31, 2009 include the results of BAI as if the contribution from Bank of America had occurred on January 1, 2009. BAI’s impact on Merrill Lynch’s 2009 pre-tax earnings and net earnings was not material. Refer to Note 22 to the Consolidated Financial Statements for further information.

Other Events

On December 1, 2009, BlackRock completed its purchase of Barclays Global Investors from Barclays, Plc. This acquisition had the effect of diluting our ownership interest in BlackRock, which for accounting purposes was treated as a sale of a portion of our ownership interest. As a result, upon the closing of this transaction, we recorded an adjustment to our investment in BlackRock, which resulted in a pre-tax gain of $1.1 billion. In addition, our economic interest in BlackRock was reduced from approximately 50 percent to approximately 34 percent.

On September 21, 2009, Bank of America reached an agreement to terminate its term sheet with the U.S. Government under which the U.S. Government agreed in principle to provide protection against the possibility of unusually large losses on a pool of Bank of America’s financial instruments that were acquired as a result of the acquisition of Merrill Lynch. In connection with the termination of the term sheet, Bank of America paid a total of $425 million in the third quarter to the U.S. Government to be allocated among the U.S. Treasury, the Federal Reserve and the Federal Deposit Insurance Corporation.

Results Of Operations

(dollars in millions, except per share amounts)
			% Change between the
	Successor Company	Predecessor Company(2)	Year Ended
	Year Ended	Year Ended	Dec. 31, 2009 and the Year
	Dec. 31, 2009	Dec. 26, 2008	Ended Dec. 26, 2008

Revenues
Principal transactions	$3,953	$(27,225)	N/M %
Commissions	5,885	6,895	(15)
Managed account and other fee-based revenues	4,315	5,544	(22)
Investment banking	3,573	3,733	(4)
Earnings from equity method investments	1,686	4,491	(62)
Other(1)	3,242	(10,065)	N/M

Subtotal	22,654	(16,627)	N/M
Interest and dividend revenues	11,405	33,383	(66)
Less interest expense	10,773	29,349	(63)

Net interest profit	632	4,034	(84)

Revenues, net of interest expense	23,286	(12,593)	N/M

Non-interest expenses:
Compensation and benefits	12,040	14,763	(18)
Communications and technology	1,918	2,201	(13)
Occupancy and related depreciation	1,189	1,267	(6)
Brokerage, clearing, and exchange fees	1,046	1,394	(25)
Advertising and market development	363	652	(44)
Professional fees	607	1,058	(43)
Office supplies and postage	161	215	(25)
Other	2,064	2,402	(14)
Payment related to price reset on common stock offering	-	2,500	N/M
Goodwill impairment charge	-	2,300	N/M
Restructuring charge	-	486	N/M

Total non-interest expenses	19,388	29,238	(34)

Pre-tax earnings/(loss) from continuing operations	3,898	(41,831)	N/M
Income tax benefit	(838)	(14,280)	N/M

Net earnings/(loss) from continuing operations	4,736	(27,551)	N/M

Discontinued operations:
Pre-tax loss from discontinued operations	-	(141)	N/M
Income tax benefit	-	(80)	N/M

Net loss from discontinued operations	-	(61)	N/M

Net earnings/(loss)	$4,736	$(27,612)	N/M

Preferred stock dividends	153	2,869	N/M

Net earnings/(loss) applicable to common stockholders	$4,583	$(30,481)	N/M

Basic loss per common share from continuing operations	N/A	$(24.82)	N/M
Basic loss per common share from discontinued operations	N/A	(0.05)	N/M

Basic loss per common share	N/A	$(24.87)	N/M

Diluted loss per common share from continuing operations	N/A	$(24.82)	N/M
Diluted loss per common share from discontinued operations	N/A	(0.05)	N/M

Diluted loss per common share	N/A	$(24.87)	N/M

Book value per share	N/A	$7.12	N/M

(1)	Successor Company amounts include other income and other-than-temporary impairment losses on available-for-sale debt securities. The other-than-temporary impairment losses were $656 million for the year ended December 31, 2009.
(2)	Does not include results for the period from December 27, 2008 to December 31, 2008, which are presented separately on the Consolidated Statements of Earnings/(Loss).
N/M = Not meaningful.
N/A = Earnings per share information is not applicable to the Successor Company period since Merrill Lynch is now a wholly-owned subsidiary of Bank of America.

Consolidated Results of Operations

Our net earnings from continuing operations for 2009 were $4.7 billion compared with a net loss of $27.6 billion for 2008. Net revenues for the year ended December 31, 2009 were $23.3 billion compared with negative $12.6 billion for the year ended December 26, 2008. The results in 2009 primarily reflected improved performance from our fixed income trading businesses. The year’s results also included a $5.2 billion loss due to the impact of the narrowing of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities, primarily structured notes. The net losses for the year ended December 26, 2008 were primarily driven by the significant write-downs recorded during that period, and were materially impacted by the challenging market environment that existed in 2008. Losses incurred during 2008 included: CVA of $10.4 billion primarily related to certain hedges with financial guarantors; net write-downs of $10.2 billion related to U.S. ABS CDOs; net losses of $6.5 billion related to certain residential and commercial mortgage exposures; net losses of $4.1 billion in the investment securities portfolio; and $4.2 billion of write-downs on leveraged finance loans and commitments. These net losses were partially offset by a net gain of $5.1 billion from the impact of the widening of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities and a net pre-tax gain of $4.3 billion from the sale of our 20% ownership stake in Bloomberg, L.P.

2009 Compared With 2008

Principal transactions revenues include both realized and unrealized gains and losses on trading assets and trading liabilities and investment securities classified as trading. Principal transactions revenues were $4.0 billion for the year ended December 31, 2009 compared with negative $27.2 billion for the year ended December 26, 2008. The increase in principal trading revenues primarily reflected higher revenues from fixed income trading activities. Revenues from mortgage products increased and reflected improved trading results in the current year as compared with the significant net write-downs recorded in the prior year. Credit products revenues also increased, reflecting significant spread tightening, while 2008’s results reflected a challenging market environment as a result of the global credit crisis. These increases were partially offset by lower revenues from equity products as a decline in revenues from equity financing and services was partially offset by higher revenues from equity derivative products. Revenues from commodity products also declined as compared with the prior year. In addition, principal transactions revenues for 2009 were adversely affected by a $5.2 billion loss due to the impact of the narrowing of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities, primarily structured notes, as compared with gains of $5.1 billion recorded in 2008 due to the widening of Merrill Lynch’s credit spreads. The negative principal trading revenues in 2008 were driven primarily by net losses within our fixed income business related to credit valuation adjustments related to hedges with financial guarantors, U.S. ABS CDOs, net losses associated with real estate-related assets, and net losses from credit spreads widening across most asset classes to significantly higher levels during the year. We also recorded net losses in 2008 on various positions as a result of severe market dislocations, including significant asset price declines, high levels of volatility and reduced levels of liquidity, particularly following the default of a major U.S. broker-dealer and the U.S. Government’s conservatorship of certain government sponsored entities. These losses were partially offset by positive net revenues generated from our interest rate and currencies, commodities and cash equities businesses.

Net interest profit is a function of (i) the level and mix of total assets and liabilities, including trading assets owned, deposits, financing and lending transactions, and trading strategies associated with our businesses, and (ii) the prevailing level, term structure and volatility of interest rates. Net interest profit is an integral component of trading activity. In assessing the profitability of our client facilitation and trading activities, we view principal transactions and net interest profit in the aggregate as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause the mix of principal transactions and net interest profit to fluctuate from period to period. Net interest profit was $632 million for the year ended December 31, 2009 as compared with $4.0 billion for the year ended December 26, 2008. Interest revenues declined as a result of lower asset levels and stated interest rates on those assets. Interest expense also decreased due to reduced funding levels and lower interest rates on such funding in our sales and trading businesses. The decline in net interest profit also reflected interest expenses of $2.2 billion associated with the amortization of purchase accounting adjustments related to the fair value of certain long-term borrowings that were recorded in connection with the acquisition of Merrill Lynch by Bank of America.

Commissions revenues primarily arise from agency transactions in listed and OTC equity securities and commodities and options. Commissions revenues also include distribution fees for promoting and distributing mutual funds. Commissions revenues were $5.9 billion for the year ended December 31, 2009, down 15% from the prior year period, driven primarily by lower revenues from our global cash equity trading business resulting from lower transaction volumes. Commission revenues from our global wealth management activities also declined as compared with the prior year. These decreases were partially offset by the addition of commission revenues from BAI.

Managed accounts and other fee-based revenues primarily consist of asset-priced portfolio service fees earned from the administration of separately managed and other investment accounts for retail investors, annual account fees, and certain other account-related fees. Managed accounts and other fee-based revenues were $4.3 billion for the year ended December 31, 2009, a decrease of 22% from the prior year period primarily due to lower fee-based revenues from our global wealth management activities. The decline was driven by lower levels of fee-based assets, which were adversely affected by the difficult market conditions and net outflows of client assets that occurred during the first half of 2009.

Investment banking revenues include (i) origination revenues representing fees earned from the underwriting of debt, equity and equity-linked securities, as well as loan syndication and commitment fees and (ii) strategic advisory services revenues including merger and acquisition and other investment banking advisory fees. Investment banking revenues were $3.6 billion for the year ended December 31, 2009, down 4% from the prior year period. Underwriting revenues increased 13% to $2.7 billion. Revenues from strategic advisory services declined 36% to $846 million, reflecting an industry-wide decline in transaction volumes. As a result of Bank of America’s acquisition of Merrill Lynch, beginning in 2009, certain debt origination activities that were formerly conducted by Merrill Lynch are now being conducted within the Bank of America platform, while certain equity origination activities that were formerly conducted by Bank of America are now being conducted within the Merrill Lynch platform.

Earnings from equity method investments include our pro rata share of income and losses associated with investments accounted for under the equity method of accounting. Earnings from equity method investments were $1.7 billion for the year ended December 31, 2009 compared with $4.5 billion for the year ended December 26, 2008. The results for 2009 primarily consisted of a $1.1 billion pre-tax gain associated with our investment in BlackRock, which resulted from BlackRock’s acquisition of Barclays Global Investors. The results for 2008 included a net pre-tax gain of $4.3 billion from the sale of our 20% ownership stake in Bloomberg, L.P. Excluding the gains from BlackRock and Bloomberg, L.P., the year-over-year increase primarily reflected higher revenues from certain investments, including partnerships and alternative investment management companies. Refer to Note 8 to the Consolidated Financial Statements for further information on equity method investments.

Other revenues include gains and losses on investment securities, including certain available-for-sale securities, gains and losses on private equity investments, and gains and losses on loans and other miscellaneous items. Other revenues were $3.2 billion for the year ended December 31, 2009 compared with negative $10.1 billion in the prior year period. Other revenues in 2009 were primarily associated with a net increase in the fair value of certain private equity investments. The negative revenues for 2008 were primarily due to other-than-temporary impairment charges on available-for-sale securities within our investment securities portfolio of $4.1 billion, write-downs on our leveraged finance loans and commitments of $4.2 billion, and net losses of $1.9 billion related to our private equity investments due primarily to the decline in the value of private and public investments.

Compensation and benefits expenses were $12.0 billion for the year ended December 31, 2009 and $14.8 billion in the prior year period. The decrease primarily reflected lower compensation costs as a result of reduced headcount levels. Amortization expense associated with prior year stock-based compensation awards also decreased as a result of the revaluation of these awards due to purchase accounting adjustments that were recorded in connection with the acquisition of Merrill Lynch by Bank of America. In addition, the decline in compensation expense reflected a change in compensation that delivers a greater portion of incentive compensation over time.

In December 2009, the U.K. Government announced its intention to introduce a new employer payroll tax of 50% on bonuses awarded to employees of applicable banking entities, including Merrill Lynch, between December 9, 2009 and April 5, 2010. The exact nature and scope of the payroll tax is still being clarified by the U.K. tax authorities and the draft proposals are subject to potential revision before they are enacted into law. Merrill Lynch has estimated that if this U.K. payroll tax is enacted as currently proposed, the potential impact in 2010 could be approximately $500 million.

Non-compensation expenses were $7.3 billion for the year ended December 31, 2009 and $14.5 billion in the prior year period. Non-compensation expenses in 2008 included a $2.5 billion non-tax deductible payment to Temasek related to the July 2008 common stock offering; a $2.3 billion goodwill impairment charge related to our fixed income and investment banking businesses; a $0.5 billion expense, including a $125 million fine, arising from Merrill Lynch’s offer to repurchase ARS from our private clients and the associated settlement with regulators; and a $0.5 billion restructuring charge associated with headcount reduction initiatives conducted during that period. Excluding the aforementioned items in 2008, non-compensation expenses declined by $1.3 billion, or 15%, in 2009. Brokerage, clearing and exchange fees were $1.0 billion, down 25% primarily associated with decreased transaction volumes. Advertising and market development costs were $363 million, down 44% primarily due to lower travel and entertainment expenses as well as lower promotion and marketing expenses. Professional fees were $607 million, down 43% primarily due to lower legal and consulting fees. Other expenses were $2.1 billion, a decrease of 14% from the prior year. Other expenses for 2008 included the $0.5 billion expense related to the ARS settlement previously discussed. Excluding this item, the increase in other expenses primarily reflected an additional $350 million of amortization expense due to intangible assets that were recorded in connection with the acquisition of Merrill Lynch by Bank of America and an additional $370 million of expense associated with non-controlling interests of certain principal investments, including private equity investments, partially offset by lower litigation-related expenses of $700 million.

The income tax benefit from continuing operations was $838 million for the year ended December 31, 2009 compared with a benefit of $14.3 billion for 2008, resulting in effective tax rates of (21.5)% and 34.1%, respectively. The effective tax rate for 2009 was driven by net permanent tax benefits, primarily a release of a valuation allowance provided for a U.S. federal capital loss carryforward tax benefit, a loss on certain foreign subsidiary stock, foreign earnings taxed at rates below the U.S. rate and audit settlements. During 2009, Bank of America recognized capital gains against which a portion of Merrill Lynch’s U.S. capital loss carryforward was utilized, resulting in a release of $650 million of a valuation allowance attributable to Merrill Lynch’s U.S. capital loss carryforward. For 2008, the effective tax rate reflected the tax benefit of Merrill Lynch’s pre-tax losses and the tax benefit attributable to a loss on foreign subsidiary stock. These benefits were partially offset by the geographic mix of our earnings and a non-deductible expense related to the Temasek payment.

The income of certain foreign subsidiaries has not been subject to U.S. income tax as a result of long-standing deferral provisions applicable to active finance income. These provisions expired for taxable years beginning on or after January 1, 2010. On December 9, 2009, the U.S. House of Representatives passed a bill that would extend these provisions as well as certain other expiring tax provisions through December 31, 2010 and certain U.S. Senate members subsequently stated their intent to reinstate these expiring tax provisions in 2010. Absent an extension of these provisions, this active financing income earned by foreign subsidiaries after January 1, 2010 will generally be subject to a tax that considers the incremental U.S. income tax. The impact of the expiration of these provisions would depend upon the amount, composition and geographic mix of our future earnings and could increase Merrill Lynch’s annual income tax expense by up to $1.0 billion.

For further information on income taxes, see Note 17 to the Consolidated Financial Statements.

U.S. ABS CDO and Other Mortgage-Related Activities

Despite the difficult conditions that existed during the early part of the year, capital markets showed some signs of improvement in 2009. Market dislocations that occurred throughout 2008 continued to impact our results in 2009, but to a much lesser extent in comparison with the losses we incurred on CDOs and other mortgage related products in 2008. The following discussion details our activities and net exposures as of December 31, 2009.

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

(dollars in millions)
	Successor Company	Predecessor Company
	Net	Net
	exposures as	exposures as
	of Dec. 31,	of Dec. 26,
	2009	2008

(Excluding the investment securities portfolio)
Residential Mortgage-Related
U.S. Prime(1)	$770	$34,799

Other Residential:
U.S. Sub-prime	$(312)	$195
U.S. Alt-A	(9)	27
Non-U.S.	2,903	3,380

Total Other Residential(2)	$2,582	$3,602

U.S. Super Senior ABS CDO	$110	$708

Commercial Real Estate:
Whole Loans/Conduits	$3,282	$3,845
Securities and Derivatives	(593)	174
Real Estate Investments(3)	3,571	5,685

Total Commercial Real Estate, excluding First Republic Bank	$6,260	$9,704

First Republic Bank, Commercial Real Estate(4)	$-	$3,119

(1)	As of December 31, 2009, net exposures primarily consisted of prime loans originated with clients of our global wealth management business. The decrease in U.S. Prime exposure from December 26, 2008 was primarily due to the sale of MLBUSA and MLBT-FSB to Bank of America during 2009.
(2)	Includes warehouse lending, whole loans and residential mortgage-backed securities.
(3)	Merrill Lynch makes debt and equity investments in entities whose underlying assets are real estate. The amounts presented are net investments and therefore exclude the amounts that have been consolidated but for which Merrill Lynch does not consider itself to have economic exposure.
(4)	First Republic Bank was included in the sale of MLBT-FSB to Bank of America during 2009.

U.S. ABS CDO Activities

In September 2008, we sold $30.6 billion gross notional amount of U.S. super senior ABS CDOs (the “Portfolio”) to an entity owned and controlled by Lone Star Funds (“Lone Star”) for a sales price of $6.7 billion. We provided a financing loan to the purchaser for approximately 75% of the purchase price. The recourse on this loan, which is not included in the table above, is limited to the assets of the purchaser, which consist solely of the Portfolio. All cash flows and distributions from the Portfolio

(including sale proceeds) will be applied in accordance with a specified priority of payments. The loan had a carrying value of $4.4 billion at December 31, 2009. Events of default under the loan are customary events of default, including failure to pay interest when due and failure to pay principal at maturity. As of December 31, 2009, all scheduled payments on the loan have been received.

Monoline Financial Guarantors

We hedge a portion of our long exposures to U.S. super senior ABS CDOs with various market participants, including financial guarantors. We define financial guarantors as monoline insurance companies that provide credit support for a security either through a financial guaranty insurance policy on a particular security or through an instrument such as a credit default swap (“CDS”). Under a CDS, the financial guarantor generally agrees to compensate the counterparty to the swap for the deterioration in the value of the underlying security upon an occurrence of a credit event, such as a failure by the underlying obligor on the security to pay principal and/or interest.

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

At December 31, 2009, the carrying value of our hedges with financial guarantors related to U.S. super senior ABS CDOs was $0.9 billion.

In addition to hedges with financial guarantors on U.S. super senior ABS CDOs, we also have hedges on certain long exposures related to corporate CDOs, Collateralized Loan Obligations (“CLOs”), Residential Mortgage-Backed Securities (“RMBS”) and Commercial Mortgage-Backed Securities (“CMBS”). At December 31, 2009, the carrying value of our hedges with financial guarantors related to these types of exposures was $4.0 billion, of which approximately 33% pertains to CLOs and various high grade basket trades. The other 67% relates primarily to CMBS and RMBS in the U.S. and Europe.

The following table provides a summary of our total financial guarantor exposures to other referenced assets, as described above, other than U.S. super senior ABS CDOs, as of December 31, 2009.

(dollars in millions)
			Mark-to-
			Market Prior	Life-to-Date
Credit Default Swaps with Financial			to Credit	Credit
Guarantors (Excluding U.S. Super Senior	Notional of	Net	Valuation	Valuation	Carrying
ABS CDO)	CDS(1)	Exposure(2)	Adjustments	Adjustments	Value(4)

By counterparty credit quality(3)
AAA	$(11,875)	$(10,020)	$1,855	$(61)	$1,794
Non-investment grade or unrated	(21,385)	(15,124)	6,261	(4,016)	2,245

Total financial guarantor exposures	$(33,260)	$(25,144)	$8,116	$(4,077)	$4,039

(1)	Represents the gross notional amount of CDS purchased as protection to hedge predominantly Corporate CDOs, CLOs, RMBS and CMBS exposure. Amounts do not include exposure to financial guarantors on U.S. super senior ABS CDOs, which are reported separately above.
(2)	Represents the notional of the total CDS, net of gains prior to credit valuation adjustments.
(3)	Represents Standard & Poor’s Ratings Services rating band as of December 31, 2009.
(4)	The total carrying value as of December 26, 2008 was $7.8 billion. The decrease in carrying value from December 26, 2008 primarily reflected a $3.7 billion decrease in CLOs, corporate CDOs, CMBS and RMBS carrying value.

Investment Securities Portfolio

Historically, the investment securities portfolio had primarily consisted of investment securities comprising various asset classes held by MLBUSA and MLBT-FSB (the “Investment Securities Portfolio”). The net exposure of this portfolio was $1.6 billion at December 31, 2009 and $10.4 billion at December 26, 2008. The decline primarily reflected asset sales and the sales of MLBUSA and MLBT-FSB to Bank of America during 2009 (see “Executive Overview — Transactions with Bank of America — Sale of U.S. Banks to Bank of America” for further information). The cumulative balances in other comprehensive income/(loss) as of December 26, 2008 associated with this portfolio were eliminated as of January 1, 2009 as a result of purchase accounting adjustments recorded in connection with the acquisition of Merrill Lynch by Bank of America. We regularly (at least quarterly) evaluate each security whose value has declined below amortized cost to assess whether the decline in fair value is other-than-temporary. We value RMBS based on observable prices and where prices are not observable, values are based on modeling the present value of projected cash flows that we expect to receive, based on the actual and projected performance of the mortgages underlying a particular securitization. Key determinants affecting our estimates of future cash flows include estimates for borrower prepayments, delinquencies, defaults, and loss severities.

A decline in a debt security’s fair value is considered to be other-than-temporary if it is probable that not all amounts contractually due will be collected. In assessing whether it is probable that all amounts contractually due will not be collected, we consider the following:

•	The period of time over which it is estimated that the fair value will increase from the current level to at least the amortized cost level, or until principal and interest is estimated to be received;
•	The period of time a security’s fair value has been below amortized cost;
•	The amount by which the security’s fair value is below amortized cost;
•	The financial condition of the issuer; and
•	Management’s intention to sell the security or if it is more likely than not that Merrill Lynch will be required to sell the security before the recovery of its amortized cost.

Refer to Note 1 to the Consolidated Financial Statements for additional information.

The following table provides a summary of the Investment Securities Portfolio’s net exposures and activity during 2009.

(dollars in millions)
	Predecessor					Successor
	Company -					Company -
	Net	Sale of	Net gains	Unrealized		Net
	exposures as	MLBUSA	reported	gains/(losses)	Other net	exposures as
	of Dec. 26,	and	in	included in	changes in net	of Dec, 31,
	2008	MLBT-FSB	income	OCI (pre-tax)	exposures(1)	2009

Investment Securities Portfolio:
Sub-prime residential mortgage-backed securities	$2,013	$(12)	$50	$166	$(1,328)	$889
Alt-A residential mortgage-backed securities	2,295	(264)	55	490	(2,252)	324
Commercial mortgage-backed securities	3,125	(1,491)	149	109	(1,892)	-
Prime residential mortgage-backed securities	1,845	(140)	22	180	(1,593)	314
Non-residential asset-backed securities	626	(276)	57	(4)	(403)	-
Non-residential CDOs	329	(16)	4	(1)	(293)	23
Other	198	(95)	8	(10)	(101)	-

Total	$10,431	$(2,294)	$345	$930	$(7,862)	$1,550

(1)	Primarily represents sales and principal paydowns.

Off-Balance Sheet Exposures

As a part of our normal operations, we enter into various off-balance sheet arrangements that may require future payments. The table and discussion below outline our significant off-balance sheet arrangements, as well as their future expirations, as of December 31, 2009. Refer to Note 14 to the Consolidated Financial Statements for further information.

(dollars in millions)
	Expiration
		Less than	1 - 3	3 - 5	Over 5
	Total	1 Year	Years	Years	Years

Standby liquidity facilities	$4,906	$2,124	$-	$2,750	$32
Auction rate security guarantees	198	198	-	-	-
Residual value guarantees	416	-	96	320	-
Standby letters of credit and other guarantees	26,645	894	156	71	25,524

Standby Liquidity Facilities

We provide standby liquidity facilities to certain municipal bond securitization special purpose entities (“SPEs”). In these arrangements, we are required to fund these standby liquidity facilities if the fair value of the assets held by the SPE declines below par value and certain other contingent events take place. In those instances where the residual interest in the securitized trust is owned by a third party, any payments under the facilities are offset by economic hedges entered into by Merrill Lynch. In those instances where the residual interest in the securitized trust is owned by Merrill Lynch, any requirement to pay under the facilities is considered remote because we, in most instances, will purchase the senior interests issued by the trust at fair value as part of its dealer market-making activities. However, we will have exposure to these purchased senior interests. Refer to Note 9 to the Consolidated Financial Statements for further information.

Auction Rate Security Guarantees

Under the terms of its announced purchase program as augmented by the global agreement reached with the New York Attorney General, the Securities and Exchange Commission, the Massachusetts Securities Division and other state securities regulators, we agreed to purchase ARS at par from its retail clients, including individual, not-for-profit, and small business clients. Certain retail clients with less than $4 million in assets with Merrill Lynch as of February 13, 2008 were eligible to sell eligible ARS to us starting on October 1, 2008. Other eligible retail clients meeting specified asset requirements were eligible to sell ARS to us beginning on January 2, 2009. The final date of the ARS purchase program was January 15, 2010. Under the ARS purchase program, the eligible ARS held in accounts of eligible retail clients at Merrill Lynch as of December 31, 2009 was $198 million. As of December 31, 2009, we had purchased $8.4 billion of ARS from eligible clients. In addition, under the ARS purchase program, Merrill Lynch has agreed to purchase ARS from retail clients who purchased their securities from Merrill Lynch and transferred their accounts to other brokers prior to February 13, 2008. At December 31, 2009, a liability of $24 million has been recorded for our estimated exposure related to this guarantee.

Residual Value Guarantees

At December 31, 2009, residual value guarantees of $416 million consist of amounts associated with certain power plant facilities.

Standby Letters of Credit and Other Guarantees

At December 31, 2009, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $0.9 billion.

In connection with residential mortgage loan and other securitization transactions, we typically make representations and warranties about the underlying assets. If there is a material breach of such representations and warranties, we may have an obligation to repurchase the assets or indemnify the purchaser against any loss. For residential mortgage loan and other securitizations, the maximum potential amount that could be required to be repurchased is the current outstanding asset balance. Specifically related to First Franklin activities, there is currently approximately $25.1 billion (including loans serviced by others) of outstanding loans that First Franklin sold in various asset sales and securitization transactions where there may be an obligation to repurchase the asset or indemnify the purchaser against the loss if claims are made and it is ultimately determined that there has been a material breach related to such loans.

Derivatives

We record all derivative transactions at fair value on our Consolidated Balance Sheets. We do not monitor our exposure to derivatives based on the notional amount because that amount is not a relevant indicator of our exposure to these contracts, as it is generally not indicative of the amount that we would owe on the contract. Instead, a risk framework is used to define risk tolerances and establish limits to help to ensure that certain risk-related losses occur within acceptable, predefined limits. Since derivatives are recorded on the Consolidated Balance Sheets at fair value and the disclosure of the notional amounts is not a relevant indicator of risk, notional amounts are not provided for the off-balance sheet exposure on derivatives. Derivatives that meet the accounting definition of a guarantee and credit derivatives are included in Note 6 to the Consolidated Financial Statements.

Involvement with SPEs

We transact with SPEs in a variety of capacities, including those that we help establish as well as those initially established by third parties. Our involvement with SPEs can vary and, depending upon the accounting definition of the SPE (i.e., voting rights entity (“VRE”), variable interest entity (“VIE”) or qualified special purpose entity (“QSPE”)), we may be required to reassess prior consolidation and disclosure conclusions. An interest in a VRE requires reconsideration when our equity interest or management influence changes, an interest in a VIE requires reconsideration when an event occurs that was not originally contemplated (e.g., a purchase of the SPE’s assets or liabilities), and an interest in a QSPE requires reconsideration if the entity no longer meets the definition of a QSPE. Refer to Note 1 to the Consolidated Financial Statements for a discussion of our consolidation accounting policies and for information regarding new VIE accounting rules that became effective on January 1, 2010. Types of SPEs with which we have historically transacted include:

•	Municipal bond securitization SPEs: SPEs that issue medium-term paper, purchase municipal bonds as collateral and purchase a guarantee to enhance the creditworthiness of the collateral.

•	Asset-backed securities SPEs: SPEs that issue different classes of debt, from super senior to subordinated, and equity and purchase assets as collateral, including residential mortgages, commercial mortgages, auto leases and credit card receivables.

•	ABS CDOs: SPEs that issue different classes of debt, from super senior to subordinated, and equity and purchase asset-backed securities collateralized by residential mortgages, commercial mortgages, auto leases and credit card receivables.

•	Synthetic CDOs: SPEs that issue different classes of debt, from super senior to subordinated, and equity, purchase high-grade assets as collateral and enter into a portfolio of credit default swaps to synthetically create the credit risk of the issued debt.

•	Credit-linked note SPEs: SPEs that issue notes linked to the credit risk of a company, purchase high-grade assets as collateral and enter into credit default swaps to synthetically create the credit risk to pay the return on the notes.

•	Tax planning SPEs: SPEs are sometimes used to legally isolate transactions for the purpose of obtaining a particular tax treatment for our clients as well as ourselves. The assets and capital structure of these entities vary for each structure.

•	Trust preferred security SPEs: These SPEs hold junior subordinated debt issued by ML & Co. or our subsidiaries, and issue preferred stock on substantially the same terms as the junior subordinated debt to third party investors. We also provide a parent guarantee, on a junior subordinated basis, of the distributions and other payments on the preferred stock to the extent that the SPEs have funds legally available. The debt we issue into the SPE is classified as long-term borrowings on our Consolidated Balance Sheets. The ML & Co. parent guarantees of its own subsidiaries are not required to be recorded in the Consolidated Financial Statements.

•	Conduits: Generally, entities that issue commercial paper and subordinated capital, purchase assets, and enter into total return swaps or repurchase agreements with higher-rated counterparties, particularly banks. The Conduits generally have a liquidity and/or credit facility to further enhance the credit quality of the commercial paper issuance. A single seller conduit will execute total return swaps, repurchase agreements, and liquidity and credit facilities with one financial institution. A multi-seller Conduit will execute total return swaps, repurchase agreements, and liquidity and credit facilities with numerous financial institutions.

Our involvement with SPEs includes off-balance sheet arrangements discussed above, as well as the following activities:

•	Holder of Issued Debt and Equity: Merrill Lynch invests in debt of third party securitization vehicles that are SPEs and also invests in SPEs that we establish. In Merrill Lynch formed SPEs, we may be the holder of debt and equity of an SPE. These holdings will be classified as trading assets, loans, notes and mortgages or investment securities. Such holdings may change over time at our discretion and rarely are there contractual obligations that require us to purchase additional debt or equity interests. Significant obligations are disclosed in the off-balance sheet arrangements table above.

•	Warehousing of Loans and Securities: Warehouse loans and securities represent amounts maintained on our balance sheet that are intended to be sold into a trust for the purposes of securitization. We may retain these loans and securities on our balance sheet for the benefit of a CDO managed by a third party. Warehoused loans are carried as held for sale and warehoused securities are carried as trading assets.

•	Securitizations: In the normal course of business, we securitize: commercial and residential mortgage loans; municipal, government, and corporate bonds; and other types of financial assets. Securitizations involve the selling of assets to SPEs, which in turn issue debt and equity securities with those assets as collateral. We may retain interests in the securitized financial assets through holding issuances of the securitization. See Note 9 to the Consolidated Financial Statements.

Funding and Liquidity

Funding

We fund our assets primarily with a mix of secured and unsecured liabilities through a globally coordinated funding strategy with Bank of America. We fund a portion of our trading assets with secured liabilities, including repurchase agreements, securities loaned and other short-term secured borrowings, which are less sensitive to our credit ratings due to the underlying collateral. Refer to Note 12 to the Consolidated Financial Statements for additional information regarding our borrowings.

Credit Ratings

Our credit ratings affect the cost and availability of our unsecured funding, and it is our objective to maintain high quality credit ratings. In addition, credit ratings are important when we compete in certain markets and when we seek to engage in certain transactions, including OTC derivatives. Following the acquisition by Bank of America, the major credit rating agencies have indicated that the primary drivers of Merrill Lynch’s credit ratings are Bank of America’s credit ratings. During 2009, the rating agencies took numerous actions to adjust our credit ratings and outlooks, many of which were negative. The rating agencies have indicated that our credit ratings currently reflect their expectation that, if necessary, we would receive significant support from the U.S. government. In February 2010, Standard & Poor’s affirmed our current credit ratings but revised the outlook to negative from stable, based on their belief that it is less certain whether the U.S. government would be willing to provide extraordinary support. In addition to Bank of America’s credit ratings, other factors that influence our credit ratings include rating agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, our reputation, our liquidity position, the level and volatility of our earnings, our corporate governance and risk management policies, and our capital position. Management maintains an active dialogue with the rating agencies.

Bank of America has not assumed or guaranteed the long-term debt that was issued or guaranteed by ML & Co. or its subsidiaries prior to the acquisition of Merrill Lynch by Bank of America. Beginning late in the third quarter of 2009, in connection with the update or renewal of certain Merrill Lynch international securities offering programs, Bank of America agreed to guarantee debt securities, warrants and/or certificates issued by certain subsidiaries of ML & Co. on a going forward basis. All existing ML & Co. guarantees of securities issued by those same Merrill Lynch subsidiaries under various international securities offering programs will remain in full force and effect as long as those securities are outstanding, and Bank of America has not assumed any of those prior ML & Co. guarantees or otherwise guaranteed such securities. There were approximately $900 million of securities guaranteed by Bank of America at December 31, 2009. In addition, Bank of America has guaranteed the performance of Merrill Lynch on certain derivative transactions. The aggregate amount of such derivative liabilities was approximately $2.5 billion at December 31, 2009.

The following table sets forth ML & Co.’s unsecured credit ratings as of March 8, 2010:

	Senior	Subordinated	Trust	Commercial	Long-Term Debt
	Debt	Debt	Preferred	Paper	Ratings
Rating Agency	Ratings	Ratings	Ratings	Ratings	Outlook

Dominion Bond Rating Service Ltd.	A	A (low)	A (low)	R-1 (middle)	Stable
Fitch Ratings	A+	A	BB	F1+	Stable
Moody’s Investors Service, Inc.	A2	A3	Baa3	P-1	Stable
Rating & Investment Information, Inc. (Japan)	A+	A	Not rated	a-1	Negative
Standard & Poor’s Ratings Services	A	A-	BB	A-1	Negative

In connection with certain OTC derivatives transactions and other trading agreements, we could be required to provide additional collateral to or terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of ML & Co. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or an amount related to the market value of the exposure. At December 31, 2009, the amount of additional collateral and termination payments that would be required for such derivatives transactions and trading agreements was approximately $1.3 billion in the event of a downgrade to low single-A by all credit agencies. A further downgrade of ML & Co.’s long-term senior debt credit rating to the BBB+ or equivalent level would require approximately $0.6 billion of additional collateral. Our liquidity risk analysis considers the impact of additional collateral outflows due to changes in ML & Co. credit ratings, as well as for collateral that is owed by us and is available for payment, but has not been called for by our counterparties.

Liquidity Risk

Following the completion of Bank of America’s acquisition of Merrill Lynch, ML & Co. became a subsidiary of Bank of America and established intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these intercompany agreements is a $75 billion one year, revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America for operating requirements at a spread to LIBOR that is reset periodically and is consistent with other intercompany agreements. This credit line was renewed effective January 1, 2010 with a maturity date of January 1, 2011. The credit line will automatically be extended by one year to the succeeding January 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. The agreement does not contain any financial or other covenants. During 2009, ML & Co. periodically borrowed against the line of credit. There were no outstanding borrowings against the line of credit at December 31, 2009.

Unencumbered Loans and Securities

At December 31, 2009, certain of our subsidiaries, including broker-dealer subsidiaries, maintained $70 billion of unencumbered securities, including $8 billion of customer margin securities. These unencumbered securities are an important source of liquidity for broker-dealer activities and other individual subsidiary financial commitments, and are generally restricted from transfer and therefore unavailable to support liquidity needs of ML & Co. or other subsidiaries. Proceeds from encumbering customer margin securities are further limited to supporting qualifying customer activities.

At December 31, 2009 and December 26, 2008, unencumbered liquid assets at our regulated bank subsidiaries were $12 billion and $58 billion, respectively. The $46 billion reduction from December 26, 2008 primarily reflected the sale of MLBUSA and MLBT-FSB to Bank of America, N.A. in 2009. The remaining unencumbered assets are maintained at our international regulated bank subsidiaries and are available to meet potential deposit obligations, business activity demands and stressed liquidity needs of the bank subsidiaries.

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

U.S. Government Liquidity Facilities

The U.S. Government created several temporary programs to enhance liquidity and provide stability to the financial markets following the deterioration of the credit markets in 2008. Merrill Lynch participated in a number of these programs. As of December 31, 2009, we had no outstanding borrowings under these programs. Following the completion of Bank of America’s acquisition of Merrill Lynch and resulting integration activities, Merrill Lynch is no longer eligible to directly access certain liquidity facilities or issue new securities under the programs. In response, we established intercompany arrangements with Bank of America to ensure access to liquidity in the event of contingent funding requirements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Merrill Lynch defines market risk as the potential change in value of financial instruments caused by fluctuations in interest rates, exchange rates, equity and commodity prices, credit spreads, and related risks.

Control and Governance Structure

On January 1, 2009, pursuant to the acquisition of Merrill Lynch by Bank of America, Merrill Lynch adopted Bank of America’s risk management and governance practices to maintain consistent risk measurement and disciplined risk taking. Bank of America’s risk management structure is described below.

Bank of America’s Global Risk Committee (“GRC”), chaired by Bank of America’s Global Markets Risk Executive, has been designated by its Asset and Liability Market Risk Committee (“ALMRC”) as the primary governance authority for its Global Markets Risk Management, including trading risk management. The GRC’s focus is to take a forward-looking view of the primary credit and market risks impacting Bank of America’s Global Markets business (which includes Merrill Lynch’s sales and trading businesses) and prioritize those that need a proactive risk mitigation strategy. Market risks that impact lines of business outside of the Global Markets business are monitored and governed by their respective governance authorities.

At the GRC meetings, the committee considers significant daily revenues and losses by business along with an explanation of the primary driver of the revenue or loss. Thresholds are established for each of Bank of America’s businesses in order to determine if the revenue or loss is considered to be significant for that business. If any of the thresholds are exceeded, an explanation of the variance is made to the GRC. The thresholds are developed in coordination with the respective risk managers to highlight those revenues or losses which exceed what is considered to be normal daily income statement volatility.

Value-at-Risk (“VaR”)

Merrill Lynch uses a variety of quantitative methods to assess the risk of its positions and portfolios. To evaluate risk in our trading activities, management focuses on the actual and potential volatility of individual positions as well as portfolios. Value-at-Risk (“VaR”) is a key statistic used to measure market risk.

A VaR model simulates the value of a portfolio under a range of hypothetical scenarios in order to generate a distribution of potential gains and losses. The VaR represents the worst loss the portfolio is expected to experience based on historical trends with a given level of confidence and depends on the volatility of the positions in the portfolio and on how strongly their risks are correlated. Within any VaR model, there are significant and numerous assumptions that will differ from company to company. In addition, the accuracy of a VaR model depends on the availability and quality of historical data for each of the positions in the portfolio. A VaR model may require additional modeling assumptions for new products which do not have extensive historical price data, or for illiquid positions for which accurate daily prices are not consistently available. The VaR model uses a historical simulation approach based on three years of historical data and an expected shortfall methodology equivalent to a 99 percent confidence level. Statistically, this means that losses will exceed VaR, on average, one out of 100 trading days, or two to three times each year.

A VaR model is an effective tool in estimating ranges of potential gains and losses on trading portfolios. There are, however, many limitations inherent in a VaR model as it utilizes historical results over a defined time period to estimate future performance. Historical results may not always be indicative of future results and changes in market conditions or in the composition of the underlying portfolio could have a material impact on the accuracy of the VaR model. To ensure that the VaR model reflects current market conditions, the historical data underlying the VaR model is updated on a bi-weekly basis, and the assumptions underlying the model are reviewed regularly.

Due to the limitations mentioned above, we have historically used the VaR model as only one of the components in managing trading risk and also use other techniques such as stress testing and desk level limits. Periods of extreme market stress influence the reliability of these techniques to various degrees.

The accompanying table presents year-end, average, high and low daily trading VaR for the year ended December 31, 2009, as well as a comparison to year end 2008. During 2009, we made certain modifications to our calculation of VaR in order to conform with the VaR model utilized by Bank of America. The VaR statistics in the table below for 2008 year end also have been computed under the Bank of America VaR model.

2009 Trading Activities Market Risk VaR

(dollars in millions)
		2009
	2009	Daily	2009	2009	2008
	Year End	Average	High	Low	Year End(3)

Trading value-at-risk(1)
Foreign exchange	$36	$18	$56	$2	$17
Interest rate	45	49	69	30	42
Credit	171	130	277	73	271
Real estate/Mortgage	56	37	57	24	40
Commodities	21	20	29	16	22
Equities	58	43	77	22	47

Subtotal(2)	387	297			439
Diversification benefit	(205)	(159)			(230)

Overall	$182	$138			$209

(1)	Based on a 99% confidence level and a one-day holding period.
(2)	Subtotals are not provided for highs and lows as they are not meaningful.
(3)	Represents VaR calculated as of January 1, 2009.

During 2009, certain assets were transferred between Merrill Lynch and Bank of America in connection with the integration of certain trading activities with Bank of America and efforts to manage risk in a more effective and efficient manner at the consolidated Bank of America level. These transfers contributed to risk changes across all risk categories. For year end 2009, trading VaR decreased to $182 million from $209 million primarily due to a decrease in the credit risk category, partially offset by increases in the foreign exchange, real estate/mortgage, and equities categories. The decrease in credit risk VaR resulted from narrower credit spreads and the transfer of certain assets from Merrill Lynch to Bank of America. For a further discussion on the asset transfers, see Note 2 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

VaR Backtesting

The accuracy of the VaR methodology is reviewed by backtesting (i.e., comparing actual results against expectations derived from historical data) the VaR results against the daily profit and loss. Backtesting excesses occur when trading losses exceed the VaR. Trading losses incurred on a single day did not exceed Merrill Lynch’s daily 99% trading VaR during the year ended December 31, 2009.

Non-Trading Market Risk

Interest rate risk associated with our funding activities represents the most significant market risk exposure to our non-trading exposures. The interest rate risk associated with the non-trading positions, together with funding activities, is expressed as sensitivity to changes in the general level of interest rates. This change in economic value is a measurement of economic risk which may differ significantly in magnitude and timing from the actual profit or loss that would be realized under generally accepted accounting principles.

At December 31, 2009, the net interest rate sensitivity of these positions was a pre-tax gain in economic value of $10 million for a parallel one basis point increase in interest rates across all yield curves, compared to a pre-tax gain in economic value of less than $1 million at December 26, 2008. The year-over-year change was driven mainly by the sale of interest-rate-sensitive assets held by MLBUSA and MLBT-FSB to a subsidiary of Bank of America during 2009. For further information on these sales, see Note 2 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Counterparty Credit Risk

In making credit decisions, we consider risk rating, collateral, country, industry and single name concentration limits while also balancing the total borrower or counterparty relationship. Our lines of business and risk management personnel use a variety of tools to continuously monitor the ability of a borrower or counterparty to perform under its obligations.

Commercial credit risk is evaluated and managed with a goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure and manage concentrations of credit exposure by industry, product, geography and customer relationship. Distribution of loans by loan size is an additional measure of portfolio risk diversification. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our non-U.S. portfolio, we evaluate borrowings by region and by country. Additionally, we utilize syndication of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the loan portfolio. In some cases, we enter into single name and index credit default swaps to mitigate credit exposure related to funded and unfunded commercial loans. The notional value of these swaps totaled $3.2 billion and $13.2 billion at December 31, 2009 and December 26, 2008, respectively. See Note 10 to the consolidated financial statements for additional information on these swaps.

Credit risk management for the consumer portfolio begins with the initial underwriting and continues throughout a borrower’s credit cycle. Statistical techniques in conjunction with experiential judgment are used in all aspects of portfolio management including underwriting, product pricing, risk appetite, setting credit limits, operating processes and metrics to quantify and balance risks and returns. Statistical models are built using detailed behavioral information from external sources such as credit bureaus and/or internal historical experience. These models are a component of our consumer credit risk management process and are used in part to help determine both new and existing credit decisions, portfolio management strategies including authorizations and line management, collection practices and strategies, determination of the allowance for loan losses, and economic capital allocations for credit risk.

Derivatives

We enter into International Swaps and Derivatives Association, Inc. (“ISDA”) master agreements or their equivalent (“master netting agreements”) with almost all of our derivative counterparties. Master netting agreements provide protection in bankruptcy in certain circumstances and, in some cases, enable receivables and payables with the same counterparty to be offset for risk management purposes. Agreements are generally negotiated bilaterally and can require complex terms. While we make reasonable efforts to execute such agreements, it is possible that a counterparty may be unwilling to sign such an agreement and, as a result, would subject us to additional credit risk. The enforceability of master netting agreements under bankruptcy laws in certain countries or in certain industries is not free from doubt, and receivables and payables with counterparties in these countries or industries are accordingly recorded on a gross basis.

To reduce the risk of loss, we require collateral, principally cash and U.S. Government and agency securities, on certain derivative transactions. From an economic standpoint, we evaluate risk exposures net of related collateral that meets specified standards. In addition to obtaining collateral, we attempt to mitigate counterparty default risk on derivatives whenever possible by entering into transactions with provisions that enable us to terminate or reset the terms of our derivative contracts.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Merrill Lynch and Co., Inc.:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2009 and the related consolidated statements of earnings/(loss), of changes in stockholders’ equity, of comprehensive income/(loss), and of cash flows for the year ended December 31, 2009 and the consolidated statements of earnings/(loss) and of comprehensive income/(loss) for the period from December 27, 2008 to December 31, 2008 present fairly, in all material respects, the financial position of Merrill Lynch & Co., Inc. and its subsidiaries (‘the Company’) at December 31, 2009 and the results of their operations and their cash flows for the year ended December 31, 2009 and the results of their operations for the period December 27, 2008 — December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have audited the accompanying consolidated balance sheet of Merrill Lynch & Co., Inc. and subsidiaries (“Merrill Lynch”) as of December 26, 2008, and the related consolidated statements of earnings/(loss), changes in stockholders’ equity, comprehensive income/(loss) and cash flows for the years ended December 26, 2008 and December 28, 2007. These financial statements are the responsibility of Merrill Lynch’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such 2008 and 2007 consolidated financial statements present fairly, in all material respects, the financial position of Merrill Lynch as of December 26, 2008, and the results of their operations and their cash flows for each of the years ended December 26, 2008 and December 28, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, Merrill Lynch became a wholly-owned subsidiary of Bank of America Corporation on January 1, 2009.

As discussed in Note 3, the disclosures in the accompanying 2008 and 2007 financial statements have been retrospectively adjusted for a change in the composition of reportable segments.

/s/ Deloitte & Touche LLP
New York, New York
February 23, 2009
(March 10, 2010 as to Note 3)

Merrill Lynch & Co., Inc. and Subsidiaries
Consolidated Statements of Earnings/(Loss)

	Successor Company	Predecessor Company
		For the Period from
	For the Year Ended	December 27, 2008 to	For the Year Ended	For the Year Ended
(dollars in millions, except per share amounts)	December 31, 2009	December 31, 2008	December 26, 2008	December 28, 2007
Revenues
Principal transactions	$3,953	$(280)	$(27,225)	$(12,067)
Commissions	5,885	22	6,895	7,284
Managed accounts and other fee-based revenues	4,315	22	5,544	5,465
Investment banking	3,573	12	3,733	5,582
Earnings from equity method investments	1,686	-	4,491	1,627
Other income/(loss)	3,898	19	(10,065)	(2,190)
Other-than-temporary impairment losses on AFS debt securities:
Total other-than-temporary impairment losses on AFS debt securities	(660)	-	-	-
Portion of other-than-temporary impairment losses recognized in OCI on AFS debt securities	4	-	-	-

Subtotal	22,654	(205)	(16,627)	5,701
Interest and dividend revenues	11,405	34	33,383	56,974
Less interest expense	10,773	-	29,349	51,425

Net interest profit	632	34	4,034	5,549

Revenues, net of interest expense	23,286	(171)	(12,593)	11,250

Non-interest expenses
Compensation and benefits	12,040	64	14,763	15,903
Communications and technology	1,918	-	2,201	2,057
Occupancy and related depreciation	1,189	-	1,267	1,139
Brokerage, clearing, and exchange fees	1,046	10	1,394	1,415
Advertising and market development	363	-	652	785
Professional fees	607	-	1,058	1,027
Office supplies and postage	161	-	215	233
Other	2,064	-	2,402	1,522
Payment related to price reset on common stock offering	-	-	2,500	-
Goodwill impairment charge	-	-	2,300	-
Restructuring charge	-	-	486	-

Total non-interest expenses	19,388	74	29,238	24,081

Pre-tax earnings/(loss) from continuing operations	3,898	(245)	(41,831)	(12,831)
Income tax benefit	(838)	(92)	(14,280)	(4,194)

Net earnings/(loss) from continuing operations	4,736	(153)	(27,551)	(8,637)

Discontinued operations:
Pre-tax (loss)/earnings from discontinued operations	-	-	(141)	1,397
Income tax (benefit)/expense	-	-	(80)	537

Net (loss)/earnings from discontinued operations	-	-	(61)	860

Net earnings/(loss)	$4,736	$(153)	$(27,612)	$(7,777)

Preferred stock dividends	153	-	2,869	270

Net earnings/(loss) applicable to common stockholders	$4,583	$(153)	$(30,481)	$(8,047)

Basic loss per common share from continuing operations	N/A	$(0.10)	$(24.82)	$(10.73)
Basic (loss)/earnings per common share from discontinued operations	N/A	-	(0.05)	1.04

Basic loss per common share	N/A	$(0.10)	$(24.87)	$(9.69)

Diluted loss per common share from continuing operations	N/A	$(0.10)	$(24.82)	$(10.73)
Diluted (loss)/earnings per common share from discontinued operations	N/A	-	(0.05)	1.04

Diluted loss per common share	N/A	$(0.10)	$(24.87)	$(9.69)

Dividend paid per common share	N/A	$-	$1.40	$1.40

Average shares used in computing losses
Basic	N/A	1,600.3	1,225.6	830.4
Diluted	N/A	1,600.3	1,225.6	830.4

 See Notes to Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Consolidated Balance Sheets

	Successor Company	Predecessor Company
	December 31,	December 26,
(dollars in millions, except per share amounts)	2009	2008
ASSETS

Cash and cash equivalents	$15,005	$68,403

Cash and securities segregated for regulatory purposes or deposited with clearing organizations	20,430	32,923

Securities financing transactions
Receivables under resale agreements (includes $41,740 in 2009 and $62,146 in 2008 measured at fair value in accordance with the fair value option election)	69,738	93,247
Receivables under securities borrowed transactions (includes $2,888 in 2009 and $853 in 2008 measured at fair value in accordance with the fair value option election)	45,422	35,077

	115,160	128,324

Trading assets, at fair value (includes securities pledged as collateral that can be sold or repledged of $25,901 in 2009 and $18,663 in 2008):
Derivative contracts	49,582	89,477
Equities and convertible debentures	34,501	26,160
Non-U.S. governments and agencies	21,256	6,107
Corporate debt and preferred stock	16,779	30,829
Mortgages, mortgage-backed, and asset-backed	7,971	13,786
U.S. Government and agencies	1,458	5,253
Municipals, money markets and physical commodities	8,778	3,993

	140,325	175,605

Investment securities (includes $253 in 2009 and $2,770 in 2008 measured at fair value in accordance with the fair value option election) (includes securities pledged as collateral that can be sold or repledged of $0 in 2009 and $2,557 in 2008)	32,840	57,007

Securities received as collateral, at fair value	16,346	11,658
Receivables from Bank of America	20,619	-

Other receivables
Customers (net of allowance for doubtful accounts of $10 in 2009 and $143 in 2008)	31,818	51,131
Brokers and dealers	5,998	12,410
Interest and other	14,251	26,331

	52,067	89,872

Loans, notes, and mortgages (net of allowances for loan losses of $33 in 2009 and $2,072 in 2008) (includes $4,649 in 2009 and $979 in 2008 measured at fair value in accordance with the fair value option election)	37,663	69,190

Equipment and facilities (net of accumulated depreciation and amortization of $726 in 2009 and $5,856 in 2008)	2,324	2,928

Goodwill and other intangible assets	8,883	2,616

Other assets	17,533	29,017

Total Assets	$479,195	$667,543

Merrill Lynch & Co., Inc. and Subsidiaries
Consolidated Balance Sheets

	Successor Company	Predecessor Company
	December 31,	December 26,
(dollars in millions, except per share amounts)	2009	2008
LIABILITIES
Securities financing transactions
Payables under repurchase agreements (includes $37,325 in 2009 and $32,910 in 2008 measured at fair value in accordance with the fair value option election)	$66,260	$92,654
Payables under securities loaned transactions	24,915	24,426

	91,175	117,080

Short-term borrowings (includes $813 in 2009 and $3,387 in 2008 measured at fair value in accordance with the fair value option election)	853	37,895
Deposits	15,187	96,107
Trading liabilities, at fair value
Derivative contracts	35,120	71,363
Equities and convertible debentures	13,654	7,871
Non-U.S. governments and agencies	12,844	4,345
Corporate debt and preferred stock	1,903	1,318
U.S. Government and agencies	1,296	3,463
Municipals, money markets and other	643	1,111

	65,460	89,471

Obligation to return securities received as collateral, at fair value	16,346	11,658
Payables to Bank of America	23,550	-
Other payables
Customers	39,307	44,924
Brokers and dealers	14,148	12,553
Interest and other (includes $240 in 2009 measured at fair value in accordance with the fair value option election)	17,080	32,918

	70,535	90,395

Long-term borrowings (includes $47,040 in 2009 and $49,521 in 2008 measured at fair value in accordance with the fair value option election)	151,399	199,678
Junior subordinated notes (related to trust preferred securities)	3,552	5,256

Total Liabilities	438,057	647,540

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stockholders’ Equity; authorized 25,000,000 shares;
(liquidation preference of $30,000 per share; issued: 2008 — 244,100 shares; liquidation preference of $1,000 per share; issued: 2008 — 115,000 shares; liquidation preference of $100,000 per share; issued: 2009 — 17,000 shares; issued: 2008 — 17,000 shares)	1,541	8,605
Common Stockholders’ Equity
Common stock (par value $1.33 1/3 per share; authorized: 3,000,000,000 shares; issued: 2009 — 1,000 shares; issued: 2008 — 2,031,995,436 shares)	-	2,709
Paid-in capital	35,126	47,232
Accumulated other comprehensive (loss) (net of tax)	(112)	(6,318)
Retained earnings/(Accumulated deficit)	4,583	(8,603)

	39,597	35,020

Less: Treasury stock, at cost (2009 — None; 2008 — 431,742,565 shares)	-	23,622

Total Common Stockholders’ Equity	39,597	11,398

Total Stockholders’ Equity	41,138	20,003

Total Liabilities and Stockholders’ Equity	$479,195	$667,543

 See Notes to Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Successor Company
	Amounts	Shares
	For the Year Ended	For the Year Ended
(dollars in millions)	December 31, 2009	December 31, 2009

Preferred Stock, net
Balance, beginning of year	$8,605	363,445
Effect of BAC acquisition	(7,064)	(346,445)

Balance, end of year	$1,541	17,000

Common Stockholders’ Equity
Shares Exchangeable into Common Stock
Balance, beginning of year	$-	8,189
Effect of BAC acquisition		(8,189)

Balance, end of year	-	-

Common Stock
Balance, beginning of year	2,709	2,031,995,436
Effect of BAC acquisition	(2,709)	(2,031,994,436)

Balance, end of year	-	1,000

Paid-in Capital
Balance, beginning of year	47,232
Effect of Purchase Accounting Adjustments	(19,669)
Cash Capital Contribution from BAC	6,850
BAC contribution of BAI	263
Capital contribution associated with amortization of employee stock grants	450

Balance, end of year	35,126

Accumulated Other Comprehensive Loss
Foreign Currency Translation Adjustment (net of tax)
Balance, beginning of year	(745)
Effect of BAC acquisition	745
Translation adjustment	94

Balance, end of year	94

Net Unrealized Gains (Losses) on Investment Securities
Available-for-Sale (net of tax)
Balance, beginning of year	(6,038)
Effect of BAC acquisition	6,038
Net unrealized gains on available-for-sale securities	47

Balance, end of year	47

Deferred Gains (losses) on Cash Flow Hedges (net of tax)
Balance, beginning of year	81
Effect of BAC acquisition	(81)

Balance, end of year	-

Defined benefit pension and postretirement plans (net of tax)
Balance, beginning of year	384
Effect of BAC acquisition	(384)
Decrease in funded status	(253)

Balance, end of year	(253)

Balance, end of year	(112)

Retained Earnings
Balance, beginning of year	(8,756)
Effect of BAC acquisition	8,756
Net earnings	4,736
Preferred stock dividends declared	(153)

Balance, end of year	4,583

Treasury Stock, at cost
Balance, beginning of year	(23,622)	(431,742,565)
Effect of BAC acquisition	23,622	431,742,565

Balance, end of year	-	-

Total Common Stockholders’ Equity	$39,597

Total Stockholders’ Equity	$41,138

 See Notes to Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Predecessor Company
	Amounts			Shares
	For the Period from			For the Period from
	December 26,			December 26,
	2008 to	For the Year Ended	For the Year Ended	2008 to	For the Year Ended	For the Year Ended
	December 31,	December 26,	December 28,	December 31,	December 26,	December 28,
(dollars in millions)	2008	2008	2007	2008	2008	2007

Preferred Stock, net
Balance, beginning of year	$8,605	$4,383	$3,145	363,445	257,134	104,928
Issuances	-	10,814	1,615	-	172,100	165,000
Redemptions	-	(6,600)	-	-	(66,000)	-
Shares (repurchased) re-issuances	-	8	(377)	-	211	(12,794)

Balance, end of year	$8,605	$8,605	$4,383	363,445	363,445	257,134

Common Stockholders’ Equity
Shares Exchangeable into Common Stock
Balance, beginning of year	$-	$39	$39	8,189	2,552,982	2,659,926
Exchanges	-	(39)	-	-	(2,544,793)	(106,944)

Balance, end of year	-	-	39	8,189	8,189	2,552,982

Common Stock
Balance, beginning of year	2,709	1,805	1,620	2,031,995,436	1,354,309,819	1,215,381,006
Capital issuance and acquisition(1)(2)	-	648	122	-	486,166,666	91,576,096
Preferred stock conversion	-	236	-	-	177,322,917	-
Shares issued to employees	-	20	63	-	14,196,034	47,352,717

Balance, end of year	2,709	2,709	1,805	2,031,995,436	2,031,995,436	1,354,309,819

Paid-in Capital
Balance, beginning of year	47,232	27,163	18,919
Capital issuance and acquisition(1)(2)	-	11,544	4,643
Preferred stock conversion	-	6,970	-
Employee stock plan activity and other	-	(553)	1,962
Amortization of employee stock grants	-	2,108	1,639

Balance, end of year	47,232	47,232	27,163

Accumulated Other Comprehensive Loss
Foreign Currency Translation Adjustment (net of tax)
Balance, beginning of year	(745)	(441)	(430)
Translation adjustment	-	(304)	(11)

Balance, end of year	(745)	(745)	(441)

Net Unrealized Gains/(Losses) on Investment Securities
Available-for-Sale (net of tax)
Balance, beginning of year	(6,038)	(1,509)	(192)
Net unrealized losses on available-for-sale securities	-	(7,617)	(2,460)
Adjustment to initially apply the Fair Value Option Election(3)	-	-	172
Other adjustments(4)	-	3,088	971

Balance, end of year	(6,038)	(6,038)	(1,509)

Deferred Gains/(Losses) on Cash Flow Hedges (net of tax)
Balance, beginning of year	81	83	2
Net deferred (losses) gains on cash flow hedges	-	(2)	81

Balance, end of year	81	81	83

Defined benefit pension and postretirement plans (net of tax)
Balance, beginning of year	384	76	(164)
Net gains	-	306	240
Adjustment to apply Compensation — Retirement Benefits change in measurement date(3)	-	2	-

Balance, end of year	384	384	76

Balance, end of year	(6,318)	(6,318)	(1,791)

Retained Earnings
Balance, beginning of year	(8,603)	23,737	33,217
Net losses	(153)	(27,612)	(7,777)
Preferred stock dividends declared	-	(2,869)	(270)
Common stock dividends declared	-	(1,853)	(1,235)
Adjustment to initially apply Fair Value Accounting	-	-	53
Adjustment to apply Compensation — Retirement Benefits change in measurement date	-	(6)	-
Adjustment to initially apply the Fair Value Option Election	-	-	(185)
Adjustment to initially apply Income Tax Accounting	-	-	(66)

Balance, end of year	(8,756)	(8,603)	23,737

Treasury Stock, at cost
Balance, beginning of year	(23,622)	(23,404)	(17,118)	(431,742,565)	(418,270,289)	(350,697,271)
Shares repurchased	-	-	(5,272)	-	-	(62,112,876)
Shares reacquired from employees and other(5)	-	(363)	(1,014)	-	(16,017,069)	(5,567,086)
Share exchanges	-	145	-	-	2,544,793	106,944

Balance, end of year	(23,622)	(23,622)	(23,404)	(431,742,565)	(431,742,565)	(418,270,289)

Total Common Stockholders’ Equity	$11,245	$11,398	$27,549

Total Stockholders’ Equity	$19,850	$20,003	$31,932

(1)	The 2008 activity relates to the July 28, 2008 public offering and additional shares issued to Davis Selected Advisors and Temasek Holdings.

(2)	The 2007 activity relates to the acquisition of First Republic Bank and to additional shares issued to Davis Selected Advisors and Temasek Holdings.

(3)	These adjustments are not reflected in the 2008 and 2007 Statements of Comprehensive Income/(Loss).

(4)	Other adjustments in 2008 and 2007 primarily relate to income taxes, policyholder liabilities and deferred policy acquisition costs.

(5)	Share amounts are net of reacquisitions from employees of 19,057,068 and 12,490,283 shares in 2008 and 2007, respectively.

 See Notes to Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income/(Loss)

	Successor Company	Predecessor Company
		For the Period from
		December 26,
	For the Year Ended	2008 to	For the Year Ended	For the Year Ended
	December 31,	December 31,	December 26,	December 28,
(dollars in millions)	2009	2008	2008	2007
Net Earnings/(Loss)	$4,736	$(153)	$(27,612)	$(7,777)
Other Comprehensive Income/(Loss)
Foreign currency translation adjustment:
Foreign currency translation (losses)/gains	(597)	-	694	(282)
Income tax benefit/(expense)	691	-	(998)	271

Total	94	-	(304)	(11)

Net unrealized gains/(losses) on investment securities available-for-sale:
Net unrealized holding gains/(losses) arising during the period	91	-	(11,916)	(2,291)
Reclassification adjustment for realized losses/(gains) included in net earnings/(loss)	14	-	4,299	(169)

Net unrealized gains/(losses) on investment securities available-for-sale:	105	-	(7,617)	(2,460)
Policyholder liabilities	-	-	-	4
Income tax (expense)/benefit	(58)	-	3,088	967

Total	47	-	(4,529)	(1,489)

Deferred gains/(losses) on cash flow hedges:
Deferred gains on cash flow hedges	72	-	240	162
Reclassification adjustment for realized gains included in net earnings/(loss)	(71)	-	(241)	(30)
Income tax expense	(1)	-	(1)	(51)

Total	-	-	(2)	81

Defined benefit pension and postretirement plans:
Net actuarial (losses)/gains	(417)	-	489	353
Prior service cost	-	-	(4)	6
Reclassification adjustment for realized (gains)/losses included in net earnings/(loss)	-	-	(5)	23
Income tax benefit/(expense)	164	-	(174)	(142)

Total	(253)	-	306	240

Total Other Comprehensive Loss	(112)	-	(4,529)	(1,179)

Comprehensive Income/(Loss)	$4,624	$(153)	$(32,141)	$(8,956)

 See Notes to Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Successor Company	Predecessor Company
	For the Year Ended	For the Year Ended	For the Year Ended
	December 31,	December 26,	December 28,
(dollars in millions)	2009	2008	2007
Cash flows from operating activities:
Net earnings/(loss)	$4,736	$(27,612)	$(7,777)
Adjustments to reconcile net earnings/(loss) to cash provided by (used for) operating activities
Gain on sale of MLIG	-	-	(316)
Depreciation and amortization	1,075	886	901
Share-based compensation expense	1,433	2,044	1,795
Payment related to price reset on common stock offering	-	2,500	-
Goodwill impairment charge	-	2,300	-
Deferred taxes	754	(16,086)	(4,924)
Gain on sale of Bloomberg L.P.	-	(4,296)	-
(Earnings)/loss from equity method investments	(1,443)	306	(1,409)
Other	(402)	13,556	160
Changes in operating assets and liabilities:
Trading assets	29,902	59,064	(29,650)
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	3,469	(6,214)	(8,886)
Receivables from Bank of America	(50,452)	-	-
Receivables under resale agreements	33,971	128,370	(43,247)
Receivables under securities borrowed transactions	(9,781)	98,063	(14,530)
Customer receivables	1,989	19,561	(21,280)
Brokers and dealers receivables	6,412	10,236	(3,744)
Proceeds from loans, notes, and mortgages held for sale	9,237	21,962	72,054
Other changes in loans, notes, and mortgages held for sale	(7,212)	2,700	(86,894)
Trading liabilities	(24,184)	(34,338)	23,878
Payables under repurchase agreements	(20,894)	(143,071)	13,101
Payables under securities loaned transactions	489	(31,480)	12,414
Payables to Bank of America	23,550	-	-
Customer payables	(5,625)	(18,658)	14,135
Brokers and dealers payables	1,625	(11,946)	113
Trading investment securities	-	3,216	9,333
Other, net	6,082	(31,588)	2,411

Cash provided by (used for) operating activities	4,731	39,475	(72,362)

Cash flows from investing activities:
Proceeds from (payments for):
Maturities of available-for-sale securities	6,989	7,250	13,362
Sales of available-for-sale securities	11,311	29,537	39,327
Purchases of available-for-sale securities	(1,901)	(31,017)	(58,325)
Proceeds from the sale of discontinued operations	-	12,576	1,250
Equipment and facilities, net	(256)	(630)	(719)
Loans, notes, and mortgages held for investment	3,440	(13,379)	5,113
Sale of MLBT-FSB to Bank of America	4,450	-	-
Other investments	3,999	1,336	(5,049)
Acquisitions, net of cash	-	-	(2,045)

Cash provided by (used for) investing activities	28,032	5,673	(7,086)

Cash flows from financing activities:
Proceeds from (payments for):
Commercial paper and short-term borrowings	(36,631)	12,981	6,316
Issuance and resale of long-term borrowings	7,555	70,194	165,107
Settlement and repurchases of long-term borrowings	(56,089)	(109,731)	(93,258)
Capital contributions from Bank of America	6,850	-	-
Deposits	8,088	(7,880)	9,884
Derivative financing transactions	19	543	848
Issuance of common stock	-	9,899	4,787
Issuance of preferred stock, net	-	9,281	1,123
Common stock repurchases	-	-	(5,272)
Other common stock transactions	-	(833)	(60)
Excess tax benefits related to share-based compensation	-	39	715
Dividends	(153)	(2,584)	(1,505)

Cash (used for) provided by financing activities	(70,361)	(18,091)	88,685

(Decrease)/increase in cash and cash equivalents	(37,598)	27,057	9,237
Cash and cash equivalents, beginning of period(1)	52,603	41,346	32,109

Cash and cash equivalents, end of period	$15,005	$68,403	$41,346

Supplemental Disclosure of Cash Flow Information:
Income taxes paid (net of refunds)	$778	$1,518	$1,846
Interest paid	9,543	30,397	49,881
Non-cash investing and financing activities:

In connection with the acquisition of Merrill Lynch by Bank of America, Merrill Lynch recorded purchase accounting adjustments in the year ended December 31, 2009, which were recorded as non-cash capital contributions. In addition, during 2009 Bank of America contributed the net assets of Banc of America Investment Services, Inc. to Merrill Lynch. See Note 2.

In connection with the sale of Merrill Lynch Bank USA to a subsidiary of Bank of America during 2009, Merrill Lynch received a note receivable as consideration for the net book value of the assets and liabilities transferred to Bank of America. See Note 2.

As a result of the conversion of $6.6 billion of Merrill Lynch’s mandatory convertible preferred stock, series 1, Merrill Lynch recorded additional preferred dividends of $2.1 billion in 2008. The preferred dividends were paid in additional shares of common and preferred stock.

In 2008, in satisfaction of Merrill Lynch’s obligations under the reset provisions contained in the investment agreement with Temasek, Merrill Lynch paid Temasek $2.5 billion through the issuance of common stock.

As a result of the sale of Merrill Lynch’s 20% ownership stake in Bloomberg, L.P. in 2008, Merrill Lynch recorded a $4.3 billion pre-tax gain and received notes totaling approximately $4.3 billion.

(1)	Amount for Successor Company is as of January 1, 2009.

 See Notes to Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009

Note 1.  Summary of Significant Accounting Policies

Description of Business

Merrill Lynch & Co. Inc. (“ML & Co.”) and together with its subsidiaries (“Merrill Lynch”), provides investment, financing and other related services to individuals and institutions on a global basis through its broker, dealer, banking and other financial services subsidiaries. Its principal subsidiaries include:

•	Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a U.S.-based broker-dealer in securities and futures commission merchant;
•	Merrill Lynch International (“MLI”), a United Kingdom (“U.K.”)-based broker-dealer in securities and dealer in equity and credit derivatives;
•	Merrill Lynch Capital Services, Inc., a U.S.-based dealer in interest rate, currency, commodity and credit derivatives;
•	Merrill Lynch International Bank Limited (“MLIB”), an Ireland-based bank;
•	Merrill Lynch Japan Securities Co., Ltd. (“MLJS”), a Japan-based broker-dealer;
•	Merrill Lynch Derivative Products, AG, a Switzerland-based derivatives dealer; and
•	ML IBK Positions Inc., a U.S.-based entity involved in private equity and principal investing.

Services provided to clients by Merrill Lynch and other activities include:

•	Securities brokerage, trading and underwriting;
•	Investment banking, strategic advisory services (including mergers and acquisitions) and other corporate finance activities;
•	Wealth management products and services, including financial, retirement and generational planning;
•	Investment management and advisory and related record-keeping services;
•	Origination, brokerage, dealer, and related activities in swaps, options, forwards, exchange-traded futures, other derivatives, commodities and foreign exchange products;
•	Securities clearance, settlement financing services and prime brokerage;
•	Private equity and other principal investing activities; and
•	Research services on a global basis

Bank of America Acquisition

On January 1, 2009, Merrill Lynch (the “Predecessor Company”) was acquired by Bank of America Corporation (“Bank of America” or “BAC”) through the merger of a wholly-owned subsidiary of Bank of America with and into ML & Co. with ML & Co. (the “Successor Company”) continuing as the surviving corporation and a wholly-owned subsidiary of Bank of America. Upon completion of the acquisition, each outstanding share of ML & Co. common stock was converted into 0.8595 shares of Bank of America common stock. As of the completion of the acquisition, ML & Co. Series 1 through Series 8 preferred stock were converted into Bank of America preferred stock with substantially identical terms to the corresponding series of Merrill Lynch preferred stock (except for additional voting rights provided to the Bank of America securities). The Merrill Lynch 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 2, and 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 3 that were outstanding immediately prior to the completion of the acquisition remained issued and outstanding subsequent to the acquisition, but are now convertible into Bank of America common stock.

Bank of America’s cost of acquiring Merrill Lynch has been pushed down to form a new accounting basis for Merrill Lynch. Accordingly, the accompanying Consolidated Financial Statements are presented for two periods, Predecessor and Successor, which respectively correspond to the periods preceding and succeeding the date of acquisition. The Predecessor and Successor periods have been separated by a vertical line on the face of the Consolidated Financial Statements to highlight the fact that the financial information for such periods has been prepared under two different cost bases of accounting. The components of the Predecessor Company’s shareholders’ equity (with the exception of $1.5 billion of convertible preferred stock discussed above) were reclassified to paid-in-capital on January 1, 2009.

Effective January 1, 2009, Merrill Lynch adopted calendar quarter-end and year-end reporting periods to coincide with those of Bank of America. The intervening period between Merrill Lynch’s previous fiscal year end (December 26, 2008) and the beginning of its 2009 year (January 1, 2009) (the “stub period”) is presented separately on the accompanying Consolidated Statements of Earnings/(Loss).

Basis of Presentation

The Consolidated Financial Statements include the accounts of Merrill Lynch. The Consolidated Financial Statements are presented in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Intercompany transactions and balances within Merrill Lynch have been eliminated. Transactions and balances with Bank of America have not been eliminated.

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

Shared expenses that are incurred to support products and services and infrastructures are allocated to the businesses based on various methodologies, which may include headcount, square footage, and certain other criteria. Similarly, certain revenues may be shared based upon agreed methodologies. When evaluating the profitability of various businesses, Merrill Lynch considers all expenses incurred, including overhead and the costs of shared services, as all are considered integral to the operation of the businesses.

Certain prior period amounts have been reclassified to conform to the current period presentation. In addition, certain changes have been made to classifications in the financial statements as of and for the year ended December 31, 2009 to conform to Bank of America’s presentation of similar transactions. These changes include:

•	The reclassification of bifurcated embedded derivatives from the balance sheet classification of the host instrument (e.g., long-term borrowings for structured notes) to derivative contracts within trading assets and trading liabilities;
•	The reclassification of derivatives that had been used for asset and liability management hedging from other assets and other payables-interest and other to derivative contracts within trading assets and trading liabilities;
•	The reclassification of certain loans designated as held for trading, held for sale or held for investment to either held for sale or held for investment; and
•	The reclassification of the financing provided to Bloomberg, Inc. in connection with the sale of Merrill Lynch’s interest in Bloomberg, L.P. from investment securities to loans, notes and mortgages.

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

QSPEs — QSPEs are passive entities with significantly limited permitted activities. QSPEs are generally used as securitization vehicles and are limited in the type of assets that they may hold, the derivatives into which they can enter and the level of discretion that they may exercise through servicing activities. In accordance with ASC 860, Transfers and Servicing, (“Financial Transfers and Servicing Accounting”), and Consolidation Accounting, Merrill Lynch does not consolidate QSPEs. See the “New Accounting Pronouncements” section of this note for information regarding new VIE accounting rules that became effective on January 1, 2010.

Securitization Activities

In the normal course of business, Merrill Lynch has securitized commercial and residential mortgage loans; municipal, government, and corporate bonds; and other types of financial assets. Merrill Lynch may retain interests in the securitized financial assets through holding tranches of the securitization. In accordance with Financial Transfers and Servicing Accounting, Merrill Lynch recognizes transfers of financial assets where it relinquishes control as sales to the extent of cash and any proceeds received. Control is considered to be relinquished when all of the following conditions have been met:

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

Revenue Recognition

Principal transactions revenues include both realized and unrealized gains and losses on trading assets and trading liabilities, investment securities classified as trading investments and fair value changes associated with certain structured debt. These instruments are recorded at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Gains and losses on sales are recognized on a trade date basis.

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

Earnings from equity method investments include Merrill Lynch’s pro rata share of income and losses associated with investments accounted for under the equity method. The $1.1 billion pre-tax gain recorded in 2009 in connection with Merrill Lynch’s investment in BlackRock (see Note 8) is also included within earnings from equity method investments.

Other revenues include gains/(losses) on investment securities, including sales and other-than-temporary-impairment losses associated with certain available-for-sale securities, gains/(losses) on private equity investments and other principal investments and gains/(losses) on loans and other miscellaneous items.

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

ASC 820, Fair Value Measurements and Disclosures, (“Fair Value Accounting”) defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.

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

Certain financial instruments recorded at fair value are initially measured using mid-market prices which results in gross long and short positions valued at the same pricing level prior to the application of position netting. The resulting net positions are then adjusted to fair value representing the exit price as defined in Fair Value Accounting. The significant adjustments include liquidity and counterparty credit risk.

Liquidity

Merrill Lynch makes adjustments to bring a position from a mid-market to a bid or offer price, depending upon the net open position. Merrill Lynch values net long positions at bid prices and net short positions at offer prices. These adjustments are based upon either observable or implied bid-offer prices.

Counterparty Credit Risk

In determining fair value, Merrill Lynch considers both the credit risk of its counterparties, as well as its own creditworthiness. Merrill Lynch attempts to mitigate credit risk to third parties by entering into netting and collateral arrangements. Net counterparty exposure (counterparty positions netted by offsetting transactions and both cash and securities collateral) is then valued for counterparty creditworthiness and this resultant value is incorporated into the fair value of the respective instruments. Merrill Lynch generally calculates the credit risk adjustment for derivatives based on observable market credit spreads.

Fair Value Accounting also requires that Merrill Lynch consider its own creditworthiness when determining the fair value of certain instruments, including OTC derivative instruments and certain structured notes carried at fair value under the fair value option election. The approach to measuring the impact of Merrill Lynch’s credit risk on an instrument is done in the same manner as for third party credit risk. The impact of Merrill Lynch’s credit risk is incorporated into the fair value, even when credit risk is not readily observable, of instruments such as OTC derivative contracts. OTC derivative liabilities are valued based on the net counterparty exposure as described above.

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

Income Taxes

Merrill Lynch provides for income taxes on all transactions that have been recognized in the Consolidated Financial Statements in accordance with ASC 740, Income Taxes (“Income Tax Accounting”). Accordingly, deferred taxes are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period during which such changes are enacted. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more-likely-than-not to be realized. Pursuant to Income Tax Accounting, Merrill Lynch may assess various sources of evidence in the conclusion as to the necessity of valuation allowances to reduce deferred tax assets to amounts more-likely-than-not to be realized, including the following: 1) past and projected earnings, including losses, of Merrill Lynch and Bank of America, as certain tax attributes such as U.S. net operating losses (“NOLs”), U.S. capital loss carryforwards and foreign tax credit carryforwards can be utilized by Bank of America in certain income tax returns, 2) tax carryforward periods, and 3) tax planning strategies and other factors of the legal entities, such as the intercompany tax-allocation policy. Included within Merrill Lynch’s net deferred tax assets are carryforward amounts generated in the U.S. and the U.K. that are deductible in the future as NOLs. Merrill Lynch has concluded that these deferred tax assets are more-likely-than-not to be fully utilized prior to expiration, based on the projected level of future taxable income of Merrill Lynch and Bank of America, which is relevant due to the intercompany tax-allocation policy. For this purpose, future taxable income was projected based on forecasts, historical earnings after adjusting for the past market disruptions and the anticipated impact of the differences between pre-tax earnings and taxable income.

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

Beginning with the 2009 tax year, Merrill Lynch’s results of operations are included in the U.S. federal income tax return and certain state income tax returns of Bank of America. The method of allocating income tax expense is determined under the intercompany tax allocation policy of Bank of America. This policy specifies that income tax expense will be computed for all Bank of America subsidiaries generally on a separate pro forma return basis, taking into account the tax position of the consolidated group and the pro forma Merrill Lynch group. Under this policy, tax benefits associated with net operating losses (or other tax attributes) of Merrill Lynch are payable to Merrill Lynch upon the earlier of the utilization in Bank of America’s tax returns or the utilization in Merrill Lynch’s pro forma tax returns. See Note 17 for further discussion of income taxes.

Goodwill and Intangibles

Goodwill is the cost of an acquired company in excess of the fair value of identifiable net assets at the acquisition date. Goodwill is tested annually (or more frequently under certain conditions) for impairment at the reporting unit level in accordance with ASC 350, Intangibles — Goodwill and Other.

Intangible assets consist primarily of value assigned to customer relationships and core deposits. Intangible assets with definite lives are tested for impairment in accordance with ASC 360, Property, Plant and Equipment, whenever certain conditions exist which would indicate the carrying amount of such assets may not be recoverable. Intangible assets with definitive lives are amortized over their respective estimated useful lives.

Merrill Lynch makes certain complex judgments with respect to its goodwill and intangible assets, including assumptions and estimates used to determine fair value. Merrill Lynch also makes assumptions and estimates in determining the useful lives of its intangible assets with definite lives. Refer to Note 11 for further information.

Employee Stock Options

Prior to January 1, 2009, the fair value of stock options with vesting based solely on service requirements was estimated as of the grant date based on a Black-Scholes option pricing model, while the fair value of stock options with vesting that was partially dependent on pre-determined increases in the price of Merrill Lynch’s common stock was estimated as of the grant date using a lattice option pricing model. Subsequent to January 1, 2009, in accordance with Bank of America’s policy, the fair value of all stock options is estimated as of the grant date using a lattice option pricing model, which takes into account the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends and the risk-free interest rate for the expected term of the option. Judgment is required in determining certain of the inputs to the model. The expected life of the option is based on an analysis of historical employee exercise behavior. The expected volatility is based on Bank of America’s implied stock price volatility for the same number of months as the expected life of the option. The fair value of the option estimated at grant date is not adjusted for subsequent changes in assumptions.

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

Cash and Securities Segregated for Regulatory Purposes or Deposited with Clearing Organizations

Merrill Lynch maintains relationships with clients around the world and, as a result, it is subject to various regulatory regimes. As a result of its client activities, Merrill Lynch is obligated by rules mandated by its primary regulators, including the Securities and Exchange Commission (“SEC”) and the Commodities Futures Trading Commission (“CFTC”) in the United States and the Financial Services Authority (“FSA”) in the U.K. to segregate or set aside cash and/or qualified securities to satisfy these regulations, which have been promulgated to protect customer assets. In addition, Merrill Lynch is a member of various clearing organizations at which it maintains cash and/or securities required for the conduct of its day-to-day clearance activities. The amounts recognized for cash and securities segregated for regulatory purposes or deposited with clearing organizations in the Consolidated Balance Sheets approximate fair value.

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

All Merrill Lynch-owned securities pledged to counterparties where the counterparty has the right, by contract or custom, to sell or repledge the securities are disclosed parenthetically in trading assets or, if applicable, in investment securities on the Consolidated Balance Sheets.

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

Derivatives

A derivative is an instrument whose value is derived from an underlying instrument or index, such as interest rates, equity security prices, currencies, commodity prices or credit spreads. Derivatives include futures, forwards, swaps, option contracts and other financial instruments with similar characteristics. Derivative contracts often involve future commitments to exchange interest payment streams or currencies based on a notional or contractual amount (e.g., interest rate swaps or currency forwards) or to purchase or sell other financial instruments at specified terms on a specified date (e.g., options to buy or sell securities or currencies). Refer to Note 6 for further information.

Investment Securities

Investment securities consist of marketable investment securities and non-qualifying investments. Refer to Note 8.

Marketable Investments

ML & Co. and certain of its non-broker-dealer subsidiaries, including Merrill Lynch banks, certain of which were sold to Bank of America during 2009, follow the guidance within Investment Accounting for investments in debt and publicly traded equity securities. Merrill Lynch classifies those debt securities that it does not intend to sell as held-to-maturity securities. Held-to-maturity securities are carried at cost unless a decline in value is deemed other-than-temporary, in which case the carrying value is reduced. For Merrill Lynch, the trading classification under Investment Accounting generally includes those securities that are bought and held principally for the purpose of selling them in the near term, securities that are economically hedged, or securities that may contain a bifurcatable embedded derivative as defined in Derivatives Accounting. Securities classified as trading are marked to fair value through earnings. All other qualifying securities are classified as available-for-sale and held at fair value with unrealized gains and losses reported in accumulated other comprehensive income/(loss) (“OCI”).

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

Non-Qualifying Investments

Non-qualifying investments are those investments that are not within the scope of Investment Accounting and primarily include private equity investments accounted for at fair value and other equity securities carried at cost or under the equity method of accounting.

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

Loans held for investment are carried at amortized cost, less an allowance for loan losses, which represents Merrill Lynch’s estimate of probable losses inherent in Merrill Lynch’s lending activities. Merrill Lynch performs periodic and systematic detailed reviews of its lending portfolios to identify credit risks and to assess overall collectability. These reviews, which are updated on a quarterly basis in order to incorporate information reflective of the current economic environment, consider a variety of factors including, but not limited to, historical loss experience, estimated defaults, delinquencies, economic conditions, credit scores and the fair value of any underlying collateral. Provisions for loan losses are included in interest and dividend revenue in the Consolidated Statements of Earnings/(Loss).

Merrill Lynch’s estimate of loan losses includes judgment about collectability based on available information at the balance sheet date, and the uncertainties inherent in those underlying assumptions. While management has based its estimates on the best information available, future adjustments to the allowance for loan losses may be necessary as a result of changes in the economic environment or variances between actual results and the original assumptions.

In general, loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, including loans that are individually identified as being impaired, are generally classified as impaired unless well-secured and in the process of collection. Commercial loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties are considered troubled debt restructurings and are classified as impaired until the loans have performed for an adequate period of time under the restructured agreement. Interest accrued but not collected is reversed when a commercial loan is classified as impaired. Interest collections on commercial loans for which the ultimate collectability of principal is uncertain are applied as principal reductions; otherwise, such collections are credited to income when received. Commercial loans may be restored to non-impaired status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.

Loans held for sale are carried at lower of cost or fair value. The fair value option election has been made for certain held for sale loans, notes and mortgages. Estimation is required in determining these fair values. The fair value of loans made in connection with commercial lending activity, consisting mainly of senior debt, is primarily estimated using the market value of publicly issued debt instruments or discounted cash flows. Merrill Lynch’s estimate of fair value for other loans, notes, and mortgages is determined based on the individual loan characteristics. For certain homogeneous categories of loans, including residential mortgages, automobile loans, and home equity loans, fair value is estimated using a whole loan valuation or an “as-if” securitized price based on market conditions. An “as-if” securitized price is based on estimated performance of the underlying asset pool collateral, rating agency credit structure assumptions and market pricing for similar securitizations previously executed. Declines in the carrying value of loans held for sale and loans accounted for at fair value under the fair value option election are included in other revenues in the Consolidated Statements of Earnings/(Loss).

Nonrefundable loan origination fees, loan commitment fees, and “draw down” fees received in conjunction with held for investment loans are generally deferred and recognized over the contractual life of the loan as an adjustment to the yield. If, at the outset, or any time during the term of the loan, it becomes probable that the repayment period will be extended, the amortization is recalculated using the expected remaining life of the loan. When the loan contract does not provide for a specific maturity date, management’s best estimate of the repayment period is used. At repayment of the loan, any unrecognized deferred fee is immediately recognized in earnings. If the loan is accounted for as held for sale, the fees received are deferred and recognized as part of the gain or loss on sale in other revenues. If the loan is accounted for under the fair value option election, the fees are included in the determination of the fair value and included in other revenues.

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

Interest and Other Receivables and Payables

Interest and other receivables include interest receivable on corporate and governmental obligations, customer or other receivables, and stock-borrowed transactions. Also included are receivables from income taxes, underwriting and advisory fees, commissions and fees, and other receivables. Interest and other payables include interest payable for stock-loaned transactions, and short-term and long-term borrowings. Also included are amounts payable for employee compensation and benefits, income taxes, non-trading derivatives, dividends, other reserves, and other payables.

Equipment and Facilities

Equipment and facilities consist primarily of technology hardware and software, leasehold improvements, and owned facilities. Equipment and facilities are reported at historical cost, net of accumulated depreciation and amortization, except for land, which is reported at historical cost.

Depreciation and amortization are computed using the straight-line method. Equipment is depreciated over its estimated useful life, while leasehold improvements are amortized over the lesser of the improvement’s estimated economic useful life or the term of the lease. Maintenance and repair costs are expensed as incurred. Depreciation and amortization expense was $726 million, $790 million and $652 million for 2009, 2008 and 2007, respectively.

Other Assets

Other assets include deferred tax assets, the excess of the fair value of pension assets over the related benefit obligations, other prepaid expenses, and other deferred charges. Refer to Note 15 for further information.

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

Short- and Long-Term Borrowings

Merrill Lynch’s general-purpose funding includes medium-term and long-term borrowings. Commercial paper, when issued at a discount, was recorded at the proceeds received and accreted to its par value. Long-term borrowings are carried at either the principal amount borrowed, net of unamortized discounts or premiums, adjusted for the effects of fair value hedges or fair value under the fair value option election.

Merrill Lynch issues structured debt instruments that have coupons or repayment terms linked to the performance of debt or equity securities, indices, currencies, or commodities, generally referred to as hybrid debt instruments or structured notes. The contingent payment components of these obligations may meet the definition in Derivatives Accounting of an “embedded derivative.” Structured notes are generally accounted for under the fair value option election.

Merrill Lynch uses derivatives to manage the interest rate, currency, equity, and other risk exposures of its borrowings. See Note 6 for additional information on the accounting for derivatives.

Stock-Based Compensation

Merrill Lynch accounts for stock-based compensation expense in accordance with ASC 718, Compensation — Stock Compensation, (“Stock Compensation Accounting”), under which compensation expense for share-based awards that do not require future service are recorded immediately, while those that do require future service are amortized into expense over the relevant service period. Further, expected forfeitures of share-based compensation awards for non-retirement-eligible employees are included in determining compensation expense.

New Accounting Pronouncements

In December 2009, the FASB codified amendments to Financial Transfers and Servicing Accounting, and Consolidation Accounting. These amendments will be effective January 1, 2010. Among other things, the amendments to Financial Transfers and Servicing Accounting eliminate the concept of a QSPE. As a result, existing QSPEs will be subject to consolidation in accordance with the guidance provided in the revised Consolidation Accounting.

The amendments to Consolidation Accounting significantly change the criteria by which an enterprise determines whether it must consolidate a VIE. A VIE is an entity, typically an SPE, which has insufficient equity at risk or which is not controlled through voting rights held by equity investors. Consolidation Accounting currently requires that a VIE be consolidated by the enterprise that will absorb a majority of the expected losses or expected residual returns of the VIE. This amendment updates Consolidation Accounting to require that a VIE be consolidated by the enterprise that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The revised Consolidation Accounting also requires that an enterprise continually reassess, based on current facts and circumstances, whether it should consolidate the VIEs with which it is involved. See Note 9 for Merrill Lynch’s involvement with VIEs.

The adoption in January 2010 of the amended guidance in Consolidation Accounting and Financial Transfers and Services Accounting will result in the consolidation of certain QSPEs and VIEs that are not currently recorded on Merrill Lynch’s Consolidated Balance Sheets. Based upon the evaluation performed as of December 31, 2009, Merrill Lynch expects to consolidate certain vehicles, including credit-linked note entities, CDOs and municipal bond trusts, which hold aggregate assets of approximately $15 billion. These consolidations will primarily result in an increase in trading assets and long-term borrowings. Merrill Lynch continues to evaluate other VIEs with which it is involved to determine the impact of the amendments to Consolidation Accounting.

In April 2009, the FASB amended Fair Value Accounting to provide guidance for determining whether a market is inactive and a transaction is distressed. Merrill Lynch elected to early adopt the amendments effective January 1, 2009. The adoption did not have a material impact on the Consolidated Financial Statements.

In April 2009, the FASB amended Investment Accounting to require that an entity recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the noncredit component in OCI when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery. The amendments also require expanded disclosures. Merrill Lynch elected to early adopt the amendments effective January 1, 2009 and the adoption did not have a material impact on the Consolidated Financial Statements, as any OCI that Merrill Lynch previously recorded was eliminated upon Bank of America’s acquisition of Merrill Lynch. The amendments did not change the recognition of other-than-temporary impairment for equity securities.

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

In April 2009, the FASB amended ASC 805-10, Business Combinations (“Business Combinations Accounting”), whereby assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. This new guidance is effective for new acquisitions consummated on or after January 1, 2009. Bank of America applied this guidance to its January 1, 2009 acquisition of Merrill Lynch, and the effects of the adoption were not material to these Consolidated Financial Statements.

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

In December 2007, the FASB amended Consolidation Accounting to require noncontrolling interests in subsidiaries (formerly known as “minority interests”) initially to be measured at fair value and classified as a separate component of equity. Under the amendments, gains or losses on sales of noncontrolling interests in subsidiaries are not recognized; instead, sales of noncontrolling interests are accounted for as equity transactions. However, in a sale of a subsidiary’s shares that results in the deconsolidation of the subsidiary, a gain or loss is recognized for the difference between the proceeds of that sale and the carrying amount of the interest sold and a new fair value basis is established for any remaining ownership interest. The amendments were effective for Merrill Lynch beginning in 2009; earlier application was prohibited. The amendments were required to be adopted prospectively, with the exception of certain presentation and disclosure requirements (e.g., reclassifying noncontrolling interests to appear in equity), which are required to be adopted retrospectively. The adoption of the amendments did not have a material impact on the Consolidated Financial Statements.

In December 2007, the FASB issued Business Combinations Accounting, which significantly changed the financial accounting and reporting for business combinations. Business Combinations Accounting required, for example: (i) assets and liabilities to be measured at fair value as of the acquisition date, (ii) liabilities related to contingent consideration to be remeasured at fair value in each subsequent reporting period with changes reflected in earnings and not goodwill, and (iii) all acquisition-related costs to be expensed as incurred by the acquirer. Bank of America applied Business Combinations Accounting to its January 1, 2009 acquisition of Merrill Lynch, the effects of which are included in these Consolidated Financial Statements.

Note 2.  Acquisition and Subsequent Transactions with Bank of America Corporation

As a result of the acquisition of Merrill Lynch by Bank of America, Merrill Lynch recorded the following purchase accounting adjustments. The allocation of the purchase price was finalized upon completion of Bank of America’s analysis of the fair values of Merrill Lynch’s assets and liabilities in accordance with the acquisition method of accounting.

(dollars in billions, except per share amounts)

Purchase Price
Merrill Lynch common shares exchanged (in millions)	1,600
Exchange ratio	0.8595

Bank of America’s common shares issued (in millions)	1,375
Purchase price per share of Bank of America’s common stock(1)	$14.08

Total value of Bank of America’s common shares and cash exchanged for fractional shares	$19.4
Merrill Lynch preferred stock(2)	8.6
Fair value of outstanding employee stock awards	1.1

Total purchase price	$29.1

Allocation of the purchase price(3)
Merrill Lynch stockholders’ equity	$19.9
Merrill Lynch goodwill and intangible assets	(2.6)
Pre-tax adjustments to reflect acquired assets and liabilities at fair value:
Securities and derivatives	(1.9)
Loans	(6.1)
Intangible assets(4)(6)	5.4
Other assets/liabilities	(0.8)
Long-term borrowings	16.0

Pre-tax total adjustments	12.6
Deferred income taxes	(5.9)

After-tax total adjustments	6.7

Fair value of net assets acquired	$24.0

Goodwill resulting from the acquisition by Bank of America(5)(6)	$5.1

(1)	The value of the shares of common stock exchanged with Merrill Lynch shareholders was based upon the closing price of Bank of America’s common stock at December 31, 2008, the last trading day prior to the date of acquisition.

(2)	Represents Merrill Lynch’s preferred stock exchanged for Bank of America preferred stock having substantially identical terms and also includes $1.5 billion of convertible preferred stock.
(3)	See Note 22 for further information on the impact of purchase accounting adjustments on Merrill Lynch’s quarterly results of operations.
(4)	Consists of trade name of $1.5 billion and customer relationship and core deposit intangibles of $3.9 billion. The amortization life is 10 years for the customer relationship and core deposit intangibles, which are primarily amortized on a straight-line basis.
(5)	No goodwill is expected to be deductible for federal income tax purposes.
(6)	A portion of the goodwill and intangible assets initially recognized were subsequently transferred to Bank of America in connection with the sale of Merrill Lynch’s U.S. banks to Bank of America.

Asset Transfers

Subsequent to the Bank of America acquisition, certain assets and liabilities were transferred at fair value between Merrill Lynch and Bank of America. These transfers were made in connection with the integration of certain trading activities with Bank of America and efforts to manage risk in a more effective and efficient manner at the consolidated Bank of America level. The assets and liabilities transferred related to sales and trading activities and included positions associated with the rates and currency, equity, credit and mortgage products trading businesses. During the year ended December 31, 2009, these transfers included approximately $56 billion of assets and $52 billion of liabilities transferred from Merrill Lynch to Bank of America, primarily U.S. matched book repurchase positions and credit and mortgage positions. Approximately $44 billion of assets and $20 billion of liabilities were transferred from Bank of America to Merrill Lynch, primarily equity-related positions. In the future, Merrill Lynch and Bank of America may continue to transfer certain assets and liabilities to (and from) each other. In addition to these transfers, Merrill Lynch also sold two of its bank subsidiaries to Bank of America and acquired a broker-dealer subsidiary from Bank of America during 2009, which is discussed further below.

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

Acquisition of Banc of America Investment Services, Inc. (“BAI”) from Bank of America

In October 2009, Bank of America contributed the shares of BAI, one of its wholly-owned broker-dealer subsidiaries, to ML & Co. Subsequent to the transfer, BAI was merged into MLPF&S. The net amount contributed by Bank of America to ML & Co. was equal to BAI’s net book value of approximately $263 million. In accordance with Business Combinations Accounting, Merrill Lynch’s results of operations for the year ended December 31, 2009 include the results of BAI as if the contribution from Bank of America had occurred on January 1, 2009. BAI’s impact on Merrill Lynch’s 2009 pre-tax earnings and net earnings was not material. Refer to Note 22 for further information.

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

The information that follows, in management’s judgment, provides a reasonable representation of each region’s contribution to the consolidated net revenues and pre-tax earnings/(loss) from continuing operations:

(dollars in millions)

	Successor Company	Predecessor Company
	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2009	December 26, 2008	December 28, 2007

Revenues, net of interest expense
Europe, Middle East, and Africa(1)	$5,841	$(2,390)	$5,973
Pacific Rim	2,136	69	5,065
Latin America	823	1,237	1,401
Canada	242	161	430

Total Non-U.S.	9,042	(923)	12,869
United States(2)(3)(4)	14,244	(11,670)	(1,619)

Total revenues, net of interest expense	$23,286	$(12,593)	$11,250

Pre-tax earnings/(loss) from continuing operations(5)
Europe, Middle East, and Africa(1)	$3,043	$(6,735)	$1,211
Pacific Rim	181	(2,559)	2,403
Latin America	239	340	632
Canada	107	5	235

Total Non-U.S.	3,570	(8,949)	4,481
United States(2)(3)(4)(5)	328	(32,882)	(17,312)

Total pre-tax earnings/(loss) from continuing operations(6)	$3,898	$(41,831)	$(12,831)

(1)	The EMEA 2008 results included net losses of $4.3 billion primarily related to residential and commercial mortgage-related exposures.

(2)	U.S. results for the year ended December 31, 2009 included net losses of $5.2 billion, which resulted from the narrowing of Merrill Lynch’s credit spreads on the carrying values of certain long-term borrowings, primarily structured notes.
(3)	Corporate net revenues and adjustments are reflected in the U.S. region.
(4)	The U.S. 2008 results included net losses of $21.5 billion, primarily related to credit valuation adjustments related to hedges with financial guarantors, losses from asset-backed collateralized debt obligations (“ABS CDOs”), losses from residential and commercial mortgage-related exposures, other than temporary impairment charges recognized in the investment securities portfolio, and losses on leveraged finance loans and commitments. These losses were partially offset by gains of $5.1 billion that resulted from the widening of Merrill Lynch’s credit spreads on the carrying value of certain long-term borrowings, primarily structured notes, and a $4.3 billion net gain related to the sale of Merrill Lynch’s ownership stake in Bloomberg L.P.
(5)	The U.S. 2007 results included net losses of $23.2 billion related to ABS CDOs, U.S. sub-prime residential mortgages and securities, and credit valuation adjustments related to hedges with financial guarantors on U.S. ABS CDOs.
(6)	See Note 19 for further information on discontinued operations.

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

Valuation Techniques

The following outlines the valuation methodologies for Merrill Lynch’s material categories of assets and liabilities:

U.S. Government and agencies

U.S. treasury securities U.S. treasury securities are valued using quoted market prices and are generally classified as Level 1 in the fair value hierarchy.

U.S. agency securities U.S. agency securities are comprised of two main categories consisting of agency issued debt and mortgage pass-throughs. Agency issued debt securities are generally valued using quoted market prices. Mortgage pass-throughs include To-be-announced (“TBA”) securities and mortgage pass-through certificates. TBA securities are generally valued using quoted market prices. The fair value of mortgage pass-through certificates are model driven based on the comparable TBA security. Agency issued debt securities and mortgage pass-throughs are generally classified as Level 2 in the fair value hierarchy.

Non-U.S. governments and agencies

Sovereign government obligations are valued using quoted prices in active markets when available. To the extent quoted prices are not available, fair value is determined based on reference to recent trading activity and quoted prices of similar securities. These bonds are generally classified in Level 1 or Level 2 of the fair value hierarchy.

Municipal debt

Municipal bonds The fair value of municipal bonds is calculated using recent trade activity, market price quotations and new issuance levels. In the absence of this information, fair value is calculated using comparable bond credit spreads. Current interest rates, credit events, and individual bond characteristics such as coupon, call features, maturity, and revenue purpose are considered in the valuation process. The majority of these bonds are classified as Level 2 in the fair value hierarchy

Auction Rate Securities (“ARS”) Merrill Lynch holds investments in certain ARS, including student loan and municipal ARS. Student Loan ARS are comprised of various pools of student loans. Municipal ARS are issued by states and municipalities for a wide variety of purposes, including but not limited to healthcare, industrial development, education and transportation infrastructure. Historically, ARS were valued at par based upon the successful history of the auction process. However, during 2008, the liquidity crisis reduced the amount of investors in the auction rate process, resulting in a number of failed auctions. As such, these assets are subject to valuation using alternate procedures.

The fair value of the Student Loan ARS is calculated using a pricing model that relies upon a number of assumptions including weighted average life, coupon, discount margin and liquidity discounts. The fair value of the Municipal ARS is calculated based upon projected refinancing and spread assumptions. In both cases, recent trades and issuer tenders are considered in the valuations. Student Loan ARS are classified as Level 3 in the fair value hierarchy, while Municipal ARS are classified as Level 2.

Corporate and other debt

Corporate bonds Corporate bonds are valued based on either the most recent observable trade and/or external quotes, depending on availability. The most recent observable trade price is given highest priority as the valuation benchmark based on an evaluation of transaction date, size, frequency, and bid-offer. This price may be adjusted by bond or credit default swap spread movement. When credit default swap spreads are referenced, cash-to-synthetic basis magnitude and movement as well as maturity matching are incorporated into the value. When neither external quotes nor a recent trade is available, the bonds are valued using a discounted cash flow approach based on risk parameters of comparable securities. In such cases, the potential pricing difference in spread and/or price terms with the traded comparable is considered. Corporate bonds are generally classified as Level 2 or Level 3 in the fair value hierarchy.

Corporate loans and commitments The fair values of corporate loans and loan commitments are based on market prices and most recent transactions when available. When not available, a discounted cash flow valuation approach is applied using market-based credit spreads of comparable debt instruments, recent new issuance activity or relevant credit derivatives with appropriate cash-to-synthetic basis adjustments. Corporate loans and commitments are generally classified as Level 2 in the fair value hierarchy. Certain corporate loans, particularly those related to emerging market, leveraged and distressed companies have limited price transparency. These loans are generally classified as Level 3 in the fair value hierarchy.

Mortgages, mortgage-backed and asset-backed

Residential Mortgage-Backed Securities (“RMBS”), Commercial Mortgage-Backed Securities (“CMBS”), and other Asset-Backed Securities (“ABS”) RMBS, CMBS and other ABS are valued based on observable price or credit spreads for the particular security, or when price or credit spreads are not observable, the valuation is based on prices of comparable bonds or the present value of expected future cash flows. Valuation levels of RMBS and CMBS indices are used as an additional data point for benchmarking purposes or to price outright index positions.

When estimating the fair value based upon the present value of expected future cash flows, Merrill Lynch uses its best estimates of the key assumptions, including forecasted credit losses, prepayment rates, forward yield curves and discount rates commensurate with the risks involved, while also taking into account performance of the underlying collateral.

RMBS, CMBS and other ABS are classified as Level 3 in the fair value hierarchy if external prices or credit spreads are unobservable or if comparable trades/assets involve significant subjectivity related to property type differences, cash flows, performance and other inputs; otherwise, they are classified as Level 2 in the fair value hierarchy.

Equities

Exchange-Traded Equity Securities Exchange-traded equity securities are generally valued based on quoted prices from the exchange. To the extent these securities are actively traded, they are classified as Level 1 of the fair value hierarchy, otherwise they are classified as Level 2.

Derivative contracts

Listed Derivative Contracts Listed derivatives that are actively traded are generally valued based on quoted prices from the exchange and are classified as Level 1 of the fair value hierarchy. Listed derivatives that are not actively traded are valued using the same approaches as those applied to OTC derivatives; they are generally classified as Level 2 of the fair value hierarchy.

OTC Derivative Contracts OTC derivative contracts include forwards, swaps and options related to interest rate, foreign currency, credit, equity or commodity underlyings.

The fair value of OTC derivatives are derived using market prices and other market based pricing parameters such as basis differentials, interest rates, currency rates and volatilities that are observed directly in the market or gathered from independent sources such as dealer consensus pricing services or brokers. Where models are used, they are used consistently and reflect the contractual terms of and specific risks inherent in the contracts. Generally, the models do not require a high level of subjectivity since the valuation techniques used in the models do not require significant judgment and inputs to the models are readily observable in active markets. When appropriate, valuations are adjusted for various factors such as liquidity, bid-offer spreads and credit considerations based on available market evidence. The majority of derivative contracts are classified as Level 2 in the fair value hierarchy.

OTC derivative contracts that do not have readily observable market based pricing parameters are classified as Level 3 in the fair value hierarchy. Examples of derivative contracts classified within Level 3 include contractual obligations that have tenures that extend beyond periods in which inputs to the model would be observable, exotic derivatives with significant inputs into a valuation model that are less transparent in the market and certain credit default swaps referenced to mortgage-backed securities.

Derivative instruments, such as certain credit default swaps referenced to RMBS, CMBS, ABS and CDOs, are valued based on the underlying mortgage risk. As these instruments are not actively quoted, the estimate of fair value considers the valuation of the underlying collateral (mortgage loans). Inputs to the valuation will include available information on similar underlying loans or securities in the cash market. The prepayments and loss assumptions on the underlying loans or securities are estimated using a combination of historical data, prices on recent market transactions, relevant observable market indices such as the ABX or CMBX and prepayment and default scenarios and analysis.

Collateralized Debt Obligations (“CDOs”) The fair value of corporate synthetic CDOs is derived from a referenced basket of credit default swaps (“CDS”), the CDOs’ capital structure, and the default correlation, which is an input to a proprietary CDO valuation model. The underlying CDO portfolios typically contain investment grade as well as non-investment grade obligors. After adjusting for differences in risk profile, the correlation parameter for an actual transaction is estimated by benchmarking against observable standardized index tranches and other comparable transactions. CDOs are classified as either Level 2 or Level 3 in the fair value hierarchy.

Investment securities non-qualifying

Investments in Private Equity, Real Estate and Hedge Funds Merrill Lynch has investments in numerous asset classes, including: direct private equity, private equity funds, hedge funds and real estate. Valuing these investments requires significant management judgment due to the nature of the assets and the lack of quoted market prices and liquidity in these assets. Initially, the transaction price of the investment is generally considered to be the best indicator of fair value. Thereafter, valuation of direct investments is based on an assessment of each individual investment using methodologies that include publicly traded comparables derived by multiplying a key performance metric (e.g., earnings before interest, taxes, depreciation and amortization) of the portfolio company by the relevant valuation multiple observed for comparable companies, acquisition comparables, entry level multiples and discounted cash flows, and are subject to appropriate discounts for lack of liquidity or marketability. Certain factors which may influence changes to fair value include but are not limited to, recapitalizations, subsequent rounds of financing, and offerings in the equity or debt capital markets. For fund investments, Merrill Lynch generally records the fair value of its proportionate interest in the fund’s capital as reported by the fund’s respective managers.

Publicly traded private equity or real estate investments are classified as either Level 1 or Level 2 of the fair value hierarchy. Level 2 classifications generally include those publicly traded equity investments that have a legal or contractual transfer restriction. All other investments are classified as Level 3 in the fair value hierarchy due to infrequent trading and/or unobservable market prices.

Resale and repurchase agreements

Merrill Lynch elected the fair value option for certain resale and repurchase agreements. For such agreements, the fair value is estimated using a discounted cash flow model which incorporates inputs such as interest rate yield curves and option volatility. Resale and repurchase agreements for which the fair value option has been elected are generally classified as Level 2 in the fair value hierarchy.

Long-term borrowings

Merrill Lynch issues structured notes that have coupons or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities. The fair value of structured notes is estimated using valuation models for the combined derivative and debt portions of the notes when the fair value option has been elected. These models incorporate observable and in some instances unobservable inputs including security prices, interest rate yield curves, option volatility, currency, commodity or equity rates and correlations between these inputs. The impact of Merrill Lynch’s own credit spreads is also included based on Merrill Lynch’s observed secondary bond market spreads. Structured notes are classified as either Level 2 or Level 3 in the fair value hierarchy.

Recurring Fair Value

The following tables present Merrill Lynch’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and December 26, 2008, respectively.

(dollars in millions)
	Fair Value Measurements on a Recurring Basis
	Successor Company
	as of December 31, 2009
				Netting
	Level 1	Level 2	Level 3	Adj(1)	Total

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations:
Mortgages, mortgage-backed and asset-backed	$-	$5,525	$-	$-	$5,525
Corporate debt	-	579	-	-	579
Non-U.S. governments and agencies	946	893	-	-	1,839
U.S. Government and agencies	1,046	1,541	-	-	2,587

Total securities segregated for regulatory purposes or deposited with clearing organizations	1,992	8,538	-	-	10,530

Receivables under resale agreements	-	41,740	-	-	41,740
Receivables under securities borrowed transactions	-	2,888	-	-	2,888
Trading assets, excluding derivative contracts:
Equities	23,083	6,297	259	-	29,639
Convertible debentures	-	4,862	-	-	4,862
Non-U.S. governments and agencies	17,407	2,718	1,131	-	21,256
Corporate debt	-	9,241	6,540	-	15,781
Preferred stock(2)	-	436	562	-	998
Mortgages, mortgage-backed and asset-backed	-	1,680	6,291	-	7,971
U.S. Government and agencies	979	479	-	-	1,458
Municipals and money markets	798	5,181	2,148	-	8,127
Commodities and related contracts	-	651	-	-	651

Total trading assets, excluding derivative contracts	42,267	31,545	16,931	-	90,743

Derivative contracts	2,218	658,264	17,939	(628,839)	49,582
Investment securities available-for-sale:
Mortgage-backed securities — agency collateralized mortgage obligations	-	9,688	-	-	9,688
Mortgage-backed securities — non-agency MBSs	-	1,132	473	-	1,605

Total investment securities available-for-sale	-	10,820	473	-	11,293

Investment securities non-qualifying	2,027	451	3,696	-	6,174

Total investment securities	2,027	11,271	4,169	-	17,467

Securities received as collateral	15,780	566	-	-	16,346
Loans, notes and mortgages	-	654	4,115	-	4,769
Liabilities:
Payables under repurchase agreements	-	37,325	-	-	37,325
Short-term borrowings	-	813	-	-	813
Trading liabilities, excluding derivative contracts:
Equities	12,051	1,069	-	-	13,120
Convertible debentures	-	534	-	-	534
Non-U.S. governments and agencies	12,028	430	386	-	12,844
Corporate debt	-	1,903	-	-	1,903
U.S. Government and agencies	1,296	-	-	-	1,296
Municipals, money markets and other	273	370	-	-	643

Total trading liabilities, excluding derivative contracts	25,648	4,306	386	-	30,340

Derivative contracts	1,727	662,629	11,073	(640,309)	35,120
Obligation to return securities received as collateral	15,780	566	-	-	16,346
Other payables — interest and other	-	54	186	-	240
Long-term borrowings	-	42,357	4,683	-	47,040

(1)	Represents counterparty and cash collateral netting.

(2)	Primarily represents auction rate securities.

Level 3 derivative contracts (assets) primarily relate to derivative positions on U.S. ABS CDOs and other mortgages of $7.5 billion, $5.0 billion of other credit derivatives that incorporate unobservable correlation, and $5.4 billion of equity, currency, interest rate and commodity derivatives that are long-dated and/or have an unobservable model valuation input(s).

Level 3 non-qualifying investment securities primarily relate to certain private equity positions.

Level 3 loans, notes and mortgages primarily relate to residential mortgage and corporate loans.

Level 3 derivative contracts (liabilities) primarily relate to derivative positions on U.S. ABS CDOs and other mortgages of $4.1 billion, $2.2 billion of other credit derivatives that incorporate unobservable correlation, and $4.8 billion of equity, currency, interest rate and commodity derivatives that are long-dated and/or have unobservable correlation.

Level 3 long-term borrowings primarily relate to equity-linked structured notes of $3.6 billion that are long-dated and/or have unobservable correlation.

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

The following tables provide a summary of changes in fair value of Merrill Lynch’s Level 3 financial assets and liabilities for the years ended December 31, 2009, December 26, 2008 and December 28, 2007.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Successor Company
	Year Ended December 31, 2009
		Total Realized and Unrealized Gains			Total Realized and		Purchases,
		or (Losses) included in Income			Unrealized Gains	Unrealized	Issuances
	Beginning	Principal	Other		or (Losses)	Gains to	and	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	OCI	Settlements	in (out)	Balance

Assets:
Trading assets, excluding derivative contracts(1):
Equities	$231	$(115)	$-	$-	$(115)	$-	$206	$(63)	$259
Non-U.S. governments and agencies	30	136	-	-	136	-	172	793	1,131
Corporate debt	10,295	424	-	-	424	-	154	(4,333)	6,540
Preferred stock	3,344	(191)	-	-	(191)	-	(2,696)	105	562
Mortgages, mortgage-backed and asset-backed	7,590	(428)	-	-	(428)	-	1,522	(2,393)	6,291
Municipals and money markets	798	(27)	-	-	(27)	-	1,390	(13)	2,148

Total trading assets, excluding derivative contracts	22,288	(201)	-	-	(201)	-	748	(5,904)	16,931

Derivative contracts, net	2,307	(2,209)	-	-	(2,209)	-	1,910	4,858	6,866
Investment securities available-for-sale:
Mortgage-backed securities — residential non-agency MBSs	350	-	(449)	178	(271)	41	(1,859)	2,212	473

Total investment securities available-for-sale	350	-	(449)	178	(271)	41	(1,859)	2,212	473

Investment securities non-qualifying	2,761	-	1,029	-	1,029	-	(103)	9	3,696

Total investment securities	3,111	-	580	178	758	41	(1,962)	2,221	4,169

Loans, notes and mortgages	359	-	710	88	798	-	(2,931)	5,889	4,115
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	-	(38)	-	-	(38)	-	-	348	386

Total trading liabilities, excluding derivative contracts	-	(38)	-	-	(38)	-	-	348	386

Other liabilities — interest and other	-	-	754	-	754	-	(358)	1,298	186
Long-term borrowings	7,480	(2,083)	(227)	-	(2,310)	-	(829)	(4,278)	4,683

(1)	In 2009, Merrill Lynch reclassified securities that were previously included within Investment securities to Trading assets. The impact of this reclassification on Level 3 assets ($168 million) is included in the beginning balances for total Trading assets and total Investment securities in the table above.

Net losses in principal transactions related to net derivative contracts were primarily due to net losses on long-dated exotic equity options, which were offset by gains on Level 1 and Level 2 instruments that hedged these positions. Net losses in principal transactions related to net derivative contracts were also due to net losses from changes in credit spreads on underlying ABS and CMBS positions, which were offset by gains on Level 2 instruments that hedged these positions. Net losses in principal transactions related to long-term borrowings were primarily due to the narrowing of Merrill Lynch’s credit spreads on certain equity linked notes.

Other revenue related to investment securities non-qualifying primarily represents net gains on certain private equity investments.

Increases in purchases, issuances and settlements of mortgages, mortgage-backed and asset-backed securities were primarily due to the reclassification of certain positions from corporate debt during the fourth quarter of 2009. Decreases in purchases, issuances and settlements of preferred stock were primarily attributable to the sale of certain closed-end auction rate securities to Bank of America during the fourth quarter of 2009. Increases in purchases, issuances and settlements of municipals and money markets were due to the purchase of certain student loan auction rate securities from Bank of America during the fourth quarter of 2009. Increases in purchases, issuances and settlements related to net derivative contracts primarily relates to the termination and settlement of certain derivative liabilities related to CMBS during the fourth quarter of 2009. Decreases in purchases, issuances and settlements related to available-for-sale mortgage-backed securities — residential non agency primarily relate to the sale of certain positions during the third quarter of 2009. Decreases in purchases, issuances and settlements related to loans, notes and mortgages were due to the sale of certain held for investment loans associated with the sale of MLBUSA and MLBT-FSB to Bank of America during 2009.

Net transfers out for mortgages, mortgage-backed and asset-backed securities primarily relates to increased price transparency (e.g. trading activity and external vendor quotes) for certain U.S. ABS CDOs. Net transfers out for corporate debt primarily relates to the reclassification in the first quarter of 2009 of certain loans from trading assets to loans, notes and mortgages held for investment, which are not measured at fair value. Net transfers in for net derivative contracts primarily relates to decreased price observability for certain underlying U.S. ABS CDOs and other mortgage positions. Net transfers in for available-for-sale mortgage-backed securities — residential non agency is the result of reduced price transparency. Net transfers in for loans, notes and mortgages relates to the fair value option election by Merrill Lynch for certain mortgage, corporate and leveraged loans as a result of its acquisition by Bank of America. Net transfers in for other payables — interest and other relates to the fair value option election by Merrill Lynch for certain loan commitments as a result of its acquisition by Bank of America. Net transfers out for long-term borrowings were primarily due to decreases in the significance of unobservable pricing inputs for certain equity linked notes.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Predecessor Company
	Year Ended December 26, 2008
		Total Realized and Unrealized
		Gains or (Losses) included in			Total Realized and	Purchases,
		Income			Unrealized Gains	Issuances
	Beginning	Principal	Other		or (Losses)	and	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	Settlements	in (out)	Balance

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations	$84	$-	$-	$1	$1	$(79)	$(6)	$-
Trading assets	9,773	(5,460)	-	122	(5,338)	10,114	7,571	22,120
Derivative contracts, net	(9,069)	(11,955)	-	5	(11,950)	26,187	(2,861)	2,307
Investment securities	5,491	(1,021)	(1,535)	-	(2,556)	426	(82)	3,279
Loans, notes and mortgages	63	-	(105)	(8)	(113)	399	10	359
Liabilities:
Long-term borrowings	4,765	5,582	285	-	5,867	1,198	7,384	7,480

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Predecessor Company
	Year Ended December 28, 2007
		Total Realized and Unrealized
		Gains or			Total Realized and	Purchases,
		(Losses) included in Income			Unrealized Gains	Issuances
	Beginning	Principal	Other		or (Losses)	and	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	Settlements	in (out)	Balance

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations	$-	$(5)	$-	$1	$(4)	$-	$88	$84
Trading assets	2,021	(4,180)	-	46	(4,134)	2,945	8,941	9,773
Derivative contracts, net	(2,030)	(7,687)	4	25	(7,658)	465	154	(9,069)
Investment securities	5,117	(2,412)	518	8	(1,886)	3,000	(740)	5,491
Loans, notes and mortgages	7	-	(18)	-	(18)	(5)	79	63
Liabilities:
Long-term borrowings	-	524	7	-	531	2,203	3,093	4,765

The following tables provide the portion of gains or losses included in income for the years ended December 31, 2009, December 26, 2008 and December 28, 2007 attributable to unrealized gains or losses relating to those Level 3 assets and liabilities held at December 31, 2009, December 26, 2008 and December 28, 2007, respectively.

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3
	Assets and Liabilities Still Held
	Successor Company
	Year Ended December 31, 2009
	Principal	Other
	Transactions	Revenue	Interest	Total

Assets:
Trading assets, excluding derivative contracts:
Equities	$(115)	$-	$-	$(115)
Non-U.S. governments and agencies	137	-	-	137
Corporate debt	240	-	-	240
Preferred stock	(155)	-	-	(155)
Mortgages, mortgage-backed and asset-backed	(327)	-	-	(327)
Municipals and money markets	(26)	-	-	(26)

Total trading assets, excluding derivative contracts	(246)	-	-	(246)

Derivative contracts, net	(2,030)	-	-	(2,030)
Investment securities available-for-sale:
Mortgage-backed securities - non-agency MBSs	-	(258)	178	(80)

Total investment securities available-for-sale	-	(258)	178	(80)

Investment securities non-qualifying	-	1,057	-	1,057

Total investment securities	-	799	178	977

Loans, notes and mortgages	-	856	-	856
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	(38)	-	-	(38)

Total trading liabilities, excluding derivative contracts	(38)	-	-	(38)

Other liabilities — interest and other	-	782	-	782
Long-term borrowings	(2,303)	(225)	-	(2,528)

Net losses in principal transactions related to net derivative contracts were primarily due to net losses on long-dated exotic equity options, which were offset by gains on Level 1 and Level 2 instruments that hedged these positions. Net losses in principal transactions related to net derivative contracts were also due to net losses from changes in credit spreads on underlying ABS and CMBS positions, which were offset by gains on Level 2 instruments that hedged these positions. Net losses in principal transactions related to long-term borrowings were primarily due to the narrowing of Merrill Lynch’s credit spreads on certain equity linked notes.

Other revenue related to investment securities non-qualifying primarily represents net gains on certain private equity investments.

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3
	Assets and Liabilities Still Held
	Predecessor Company
	Year Ended December 26, 2008
	Principal	Other
	Transactions	Revenue	Interest	Total

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations	$-	$-	$1	$1
Trading assets	(4,945)	-	83	(4,862)
Derivative contracts, net	114	-	5	119
Investment securities	(964)	(1,523)	-	(2,487)
Loans, notes, and mortgages	-	(94)	(8)	(102)
Liabilities:
Long-term borrowings	5,221	285	-	5,506

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3
	Assets and Liabilities Still Held
	Predecessor Company
	Year Ended December 28, 2007
	Principal	Other
	Transactions	Revenue	Interest	Total

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations	$(5)	$-	$1	$(4)
Trading assets	(4,205)	-	4	(4,201)
Derivative contracts, net	(7,826)	(2)	25	(7,803)
Investment securities	(2,412)	428	8	(1,976)
Loans, notes, and mortgages	-	1	-	1
Liabilities:
Long-term borrowings	524	7	-	531

Non-recurring Fair Value

Certain assets and liabilities are measured at fair value on a non-recurring basis and are not included in the tables above. These assets and liabilities primarily include loans and loan commitments held for sale that are reported at lower of cost or fair value and loans held for investment that were initially measured at cost and have been written down to fair value as a result of an impairment. The following table shows the fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2009 and December 26, 2008, respectively.

(dollars in millions)
	Non-Recurring Basis
	Successor Company				Gains/(Losses)
	as of December 31, 2009				Year Ended
	Level 1	Level 2	Level 3	Total	December 31, 2009

Assets:
Investment securities non-qualifying	$-	$-	$182	$182	$(43)
Loans, notes and mortgages	-	524	2,671	3,195	(101)
Other assets	-	-	210	210	(225)
Liabilities:
Other payables — interest and other	-	-	39	39	38

(dollars in millions)
	Non-Recurring Basis
	Predecessor Company				Losses
	as of December 26, 2008				Year Ended
	Level 1	Level 2	Level 3	Total	December 26, 2008

Assets:
Loans, notes, and mortgages	$-	$4,386	$6,727	$11,113	$(6,555)
Goodwill	-	-	-	-	(2,300)
Liabilities:
Other payables — interest and other	-	1,258	67	1,325	(653)

Loans, notes, and mortgages includes held for sale loans that are carried at the lower of cost or fair value and for which the fair value was below the cost basis at December 31, 2009 and December 26, 2008. It also includes certain impaired held for investment loans where an allowance for loan losses has been calculated based upon the fair value of the loans or collateral. Level 3 assets as of December 31, 2009 primarily relate to residential and commercial real estate loans that are classified as held for sale where there continues to be significant illiquidity in the loan trading and securitization markets. Level 3 assets as of December 26, 2008 primarily related to U.K. and other European residential and commercial real estate loans that are classified as held for sale of $4.6 billion.

In 2008, goodwill with a carrying value of $2.3 billion was written down in its entirety, resulting in a related $2.3 billion impairment charge that was recorded during the year ended December 26, 2008. This impairment charge was primarily related to Merrill Lynch’s fixed income business. The fair value was estimated by considering Merrill Lynch’s market capitalization as determined by the Bank of America acquisition price, price-to-earnings and price-to-book multiples, and discounted cash flow analyses.

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

The following tables provide information about where in the Consolidated Statements of Earnings/(Loss) changes in fair values of assets and liabilities, for which the fair value option election has been made, are included for the years ended December 31, 2009, December 26, 2008 and December 28, 2007, respectively.

(dollars in millions)
	Successor Company
	Changes in Fair Value for the Year Ended
	December 31, 2009, for Items Measured at Fair
	Value Pursuant to the
	Fair Value Option Election
	Gains/	Gains/	Total
	(Losses)	(Losses)	Changes
	Principal	Other	in Fair
	Transactions	Revenues	Value

Assets:
Receivables under resale agreements	$(364)	$-	$(364)
Investment securities	379	(177)	202
Loans, notes and mortgages	-	839	839
Liabilities:
Payables under repurchase agreements	162	-	162
Short-term borrowings	(242)	6	(236)
Other payables — interest and other	-	761	761
Long-term borrowings(1)	(9,121)	(33)	(9,154)

(1)	Other revenues primarily represent fair value changes on non-recourse long-term borrowings issued by consolidated SPEs.

(dollars in millions)
	Predecessor Company
	Changes in Fair Value for the Year Ended			Changes in Fair Value for the Year Ended
	December 26, 2008, for Items Measured at Fair			December 28, 2007, for Items Measured at
	Value Pursuant to the			Fair Value Pursuant to the
	Fair Value Option Election			Fair Value Option Election
	Gains/	Gains/	Total	Gains/		Total
	(Losses)	(Losses)	Changes	(Losses)	Gains	Changes
	Principal	Other	in Fair	Principal	Other	in Fair
	Transactions	Revenues	Value	Transactions	Revenues	Value

Assets:
Receivables under resale agreements	$190	$-	$190	$124	$-	$124
Investment securities	(1,637)	(923)	(2,560)	234	43	277
Loans, notes and mortgages	(87)	(11)	(98)	(2)	73	71
Liabilities:
Payables under repurchase agreements	(54)	-	(54)	(7)	-	(7)
Short-term borrowings	(438)	-	(438)	-	-	-
Long-term borrowings(1)	15,938	1,709	17,647	3,857	1,182	5,039

(1)	Other revenues primarily represent fair value changes on non-recourse long-term borrowings issued by consolidated SPEs.

The following describes the rationale for electing to account for certain financial assets and liabilities at fair value, as well as the impact of instrument-specific credit risk on the fair value.

Resale and repurchase agreements

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

Loans, notes and mortgages and loan commitments

Merrill Lynch made the fair value option election for certain corporate loans because the loans are risk managed on a fair value basis. Upon the acquisition of Merrill Lynch by Bank of America, Merrill Lynch also made the fair value option election for certain mortgage, corporate, and leveraged loans and loan commitments. The changes in the fair value of these loans that was attributable to changes in borrower-specific credit risk were gains of $560 million, and losses of $77 million for the years ended December 31, 2009 and December 26, 2008, respectively, and were not material for the year ended December 28, 2007.

For those loans, notes and mortgages for which the fair value option election has been made, the aggregate fair value of loans that are 90 days or more past due and in non-accrual status was not material to the Consolidated Financial Statements.

Short-term and long-term borrowings

Merrill Lynch made the fair value option election for certain short-term and long-term borrowings that are risk managed on a fair value basis, including structured notes, and for which hedge accounting under Derivatives Accounting had been difficult to obtain. The majority of the fair value changes on long-term borrowings is from structured notes with coupon or repayment terms that are linked to the performance of debt and equity securities, indices, currencies or commodities. Excluding losses for the year ended December 31, 2009 and gains for the years ended December 26, 2008 and December 28, 2007 related to changes in Merrill Lynch’s credit spreads, the majority of (losses)/gains for the respective periods are offset by gains/(losses) on derivatives that economically hedge these borrowings and that are accounted for at fair value under Derivatives Accounting. The changes in the fair value of liabilities for which the fair value option election was made that were attributable to changes in Merrill Lynch credit spreads were losses of approximately $5.2 billion for the year ended December 31, 2009, gains of $5.1 billion for the year ended December 26, 2008 and gains of $2.0 billion for the year ended December 28, 2007. Changes in Merrill Lynch specific credit risk are derived by isolating fair value changes due to changes in Merrill Lynch’s credit spreads as observed in the secondary cash market.

The fair value option election was also made for certain non-recourse long-term borrowings and secured borrowings issued by consolidated SPEs. The fair value of these borrowings is not materially affected by changes in Merrill Lynch’s creditworthiness.

The following tables present the difference between fair values and the aggregate contractual principal amounts of receivables under resale agreements, receivables under securities borrowed transactions, loans, notes, and mortgages and long-term borrowings for which the fair value option election has been made as of December 31, 2009 and December 26, 2008, respectively.

(dollars in millions)
	Successor Company
	Fair Value	Principal
	at	Amount
	December 31,	Due Upon
	2009	Maturity	Difference

Assets:
Receivables under resale agreements	$41,740	$41,454	$286
Receivables under securities borrowed transactions	2,888	2,888	-
Loans, notes and mortgages	4,649	7,236	(2,587)
Liabilities:
Long-term borrowings(1)	47,040	50,543	(3,503)

(1)	The majority of the difference relates to the impact of the widening of Merrill Lynch’s credit spreads, the change in fair value of non-recourse debt, and zero coupon notes issued at a substantial discount from the principal amount.

(dollars in millions)
	Predecessor Company
	Fair Value	Principal
	at	Amount
	December 26,	Due Upon
	2008	Maturity	Difference

Assets:
Receivables under resale agreements	$62,146	$61,466	$680
Receivables under securities borrowed transactions	853	853	-
Loans, notes and mortgages	979	1,326	(347)
Liabilities:
Long-term borrowings(1)	49,521	62,244	(12,723)

(1)	The majority of the difference relates to the impact of the widening of Merrill Lynch’s credit spreads, the change in fair value of non-recourse debt, and zero coupon notes issued at a substantial discount from the principal amount.

Trading Risk Management

Trading activities subject Merrill Lynch to market and credit risks. These risks are managed in accordance with established risk management policies and procedures. On January 1, 2009, pursuant to the acquisition of Merrill Lynch by Bank of America, Merrill Lynch adopted Bank of America’s risk management and governance practices to maintain consistent risk measurement and disciplined risk taking. Bank of America’s risk management structure is described below.

Bank of America’s Global Risk Committee (“GRC”), chaired by Bank of America’s Global Markets Risk Executive, has been designated by its Asset and Liability Market Risk Committee (“ALMRC”) as the primary governance authority for its Global Markets Risk Management, including trading risk management. The GRC’s focus is to take a forward-looking view of the primary credit and market risks impacting Bank of America’s Global Markets business (which includes Merrill Lynch’s sales and trading businesses) and prioritize those that need a proactive risk mitigation strategy. Market risks that impact lines of business outside of the Global Markets business are monitored and governed by their respective governance authorities.

At the GRC meetings, the committee considers significant daily revenues and losses by business along with an explanation of the primary driver of the revenue or loss. Thresholds are established for each of Bank of America’s businesses in order to determine if the revenue or loss is considered to be significant for that business. If any of the thresholds are exceeded, an explanation of the variance is made to the GRC. The thresholds are developed in coordination with the respective risk managers to highlight those revenues or losses which exceed what is considered to be normal daily income statement volatility.

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

Credit Spread Risk

Credit spread risk arises from the possibility that changes in credit spreads will affect the value of financial instruments. Credit spreads represent the credit risk premiums required by market participants for a given credit quality (e.g., the additional yield that a debt instrument issued by a AA-rated entity must produce over a risk-free alternative). Certain instruments are used by Merrill Lynch to manage this type of risk. Swaps and options, for example, can be designed to mitigate losses due to changes in credit spreads, as well as the credit downgrade or default of the issuer. Credit risk resulting from default on counterparty obligations is discussed in the Counterparty Credit Risk section.

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

In the normal course of business, Merrill Lynch executes, settles, and finances various customer securities transactions. Execution of these transactions includes the purchase and sale of securities by Merrill Lynch. These activities may expose Merrill Lynch to default risk arising from the potential that customers or counterparties may fail to satisfy their obligations. In these situations, Merrill Lynch may be required to purchase or sell financial instruments at unfavorable market prices to satisfy obligations to other customers or counterparties. Additional information about these obligations is provided in Note 14. In addition, Merrill Lynch seeks to control the risks associated with its customer margin activities by requiring customers to maintain collateral in compliance with regulatory and internal guidelines.

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

Concentration of Risk to Financial Guarantors

To economically hedge certain ABS CDO and U.S. sub-prime mortgage positions, Merrill Lynch entered into credit derivatives with various counterparties, including monolines and other financial guarantors. At December 31, 2009, the carrying value of hedges with financial guarantors related to U.S. super senior ABS CDOs was $0.9 billion.

In addition to hedges with financial guarantors on U.S. super senior ABS CDOs, Merrill Lynch also has hedges on certain long exposures related to corporate CDOs, Collateralized Loan Obligations (“CLOs”), RMBS and CMBS. At December 31, 2009, the carrying value of hedges with financial guarantors related to these types of exposures was $4.0 billion, of which approximately 33% pertains to CLOs and various high grade basket trades. The other 67% relates primarily to CMBS and RMBS in the U.S. and Europe.

Concentration of Risk to the U.S. Government and its Agencies

At December 31, 2009, Merrill Lynch had exposure to the U.S. Government and its agencies. This concentration consists of both direct and indirect exposures. Direct exposure, which primarily results from trading asset and investment security positions in instruments issued by the U.S. Government and its agencies amounted to $1.5 billion and $6.0 billion at December 31, 2009 and December 26, 2008, respectively. Merrill Lynch’s indirect exposure results from maintaining U.S. Government and agencies securities as collateral for resale agreements and securities borrowed transactions. Merrill Lynch’s direct credit exposure on these transactions is with the counterparty; thus Merrill Lynch has credit exposure to the U.S. Government and its agencies only in the event of the counterparty’s default. Securities issued by the U.S. Government or its agencies held as collateral for resale agreements and securities borrowed transactions at December 31, 2009 and December 26, 2008 totaled $36.3 billion and $127.0 billion, respectively.

Concentration of Risk to the Mortgage Markets

At December 31, 2009, Merrill Lynch had sizeable exposure to the mortgage market through securities, derivatives, loans and loan commitments. This exposure primarily related to:

•	Net exposure of $6.3 billion in commercial real estate related positions; and
•	Net exposures of $2.6 billion in other residential mortgage-related positions and $770 million in U.S. Prime residential mortgage-related positions, excluding Merrill Lynch’s investment securities portfolio.

In September 2008, Merrill Lynch sold $30.6 billion gross notional amount of U.S. super senior ABS CDOs (the “Portfolio”) to an affiliate of Lone Star Funds for a sales price of $6.7 billion. In connection with this sale, Merrill Lynch provided financing to the purchaser for approximately 75% of the purchase price. The recourse on this loan is limited to the assets of the purchaser, which consist solely of the Portfolio. All cash flows and distributions from the Portfolio (including sale proceeds) will be applied in accordance with a specified priority of payments. The loan had a carrying value of $4.4 billion at December 31, 2009. Events of default under the loan are customary events of default, including failure to pay interest when due and failure to pay principal at maturity.

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

Other Concentrations of Risk

At December 31, 2009, Merrill Lynch had other concentrations of credit risk, the largest of which was related to a counterparty having a total outstanding unsecured exposure of approximately $4.5 billion.

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

Default risk exposure varies by type of derivative. Default risk on derivatives can occur for the full notional amount of the trade where a final exchange of principal takes place, as may be the case for currency swaps. Swap agreements and forward contracts are generally OTC-transacted and thus are exposed to default risk to the extent of their replacement cost. Since futures contracts are exchange-traded and usually require daily cash settlement, the related risk of loss is generally limited to a one-day net positive change in market value. Generally such receivables and payables are recorded in customers’ receivables and payables on the Consolidated Balance Sheets. Option contracts can be exchange-traded or OTC. Purchased options have default risk to the extent of their replacement cost. Written options represent a potential obligation to counterparties and typically do not subject Merrill Lynch to default risk except under circumstances where the option premium is being financed or in cases where Merrill Lynch is required to post collateral. Refer to Note 6 for further information on credit risk management related to derivatives. Additional information about derivatives that meet the definition of a guarantee for accounting purposes is included in Note 14.

Note 5.	Fair Value of Financial Instruments

The fair values of financial instruments have been derived, in part, by management’s assumptions, the estimated amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimated fair values. Accordingly, the net realizable values could be materially different from the estimates presented below. In addition, the estimates are only indicative of the value of individual financial instruments and should not be considered an indication of the fair value of Merrill Lynch.

The following disclosures represent financial instruments for which the ending balances at December 31, 2009 and December 26, 2008 are not carried at fair value in their entirety on Merrill Lynch’s Consolidated Balance Sheets.

Short-term Financial Instruments

The carrying value of short-term financial instruments, including cash and cash equivalents, cash and securities segregated for regulatory purposes or deposited with clearing organizations, certain securities financing transactions, customer and broker-dealer receivables and payables, and commercial paper and other short-term borrowings, approximates the fair value of these instruments. These financial instruments generally expose Merrill Lynch to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market interest rates. Merrill Lynch applied the fair value option election for certain securities financing transactions.

Loans, Notes and Mortgages

Fair values were generally determined by discounting both principal and interest cash flows expected to be collected using an observable discount rate for similar instruments with adjustments that Merrill Lynch believes a market participant would consider in determining fair value. Merrill Lynch estimates the cash flows expected to be collected using internal credit risk, interest rate and prepayment risk models that incorporate its best estimate of current key assumptions, such as default rates, loss severity and prepayment speeds for the life of the loan. Merrill Lynch made the fair value option election for certain loans and loan commitments. See Note 4 for additional information on loans for which Merrill Lynch made the fair value option election.

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

Long-term Borrowings

Merrill Lynch uses quoted market prices for its long-term borrowings when available. When quoted market prices are not available, fair value is estimated based on current market interest rates and credit spreads for debt with similar maturities. Merrill Lynch made the fair value option election for certain long-term borrowings, including structured notes. See Note 4 for additional information.

The book and fair values of certain financial instruments at December 31, 2009 and December 26, 2008 were as follows:

(dollars in millions)
	Successor Company		Predecessor Company
	December 31, 2009		December 26, 2008
	Book Value	Fair Value	Book Value	Fair Value

Financial assets
Loans, notes and mortgages(1)	$37,663	$37,715	$69,190	$63,749
Financial liabilities
Deposits	15,187	15,187	96,107	96,107
Long-term borrowings(2)	154,951	162,645	204,934	189,834

(1)	Loans are presented net of allowance for loan losses and exclude leases. The fair value is determined based on the present value of future cash flows using credit spreads or risk adjusted rates of return that a buyer of the portfolio would require. Merrill Lynch expects to collect the principal cash flows underlying the book values as well as the related interest cash flows.

(2)	Includes junior subordinated notes (related to trust preferred securities).

Note 6.	Derivatives

A derivative is an instrument whose value is derived from an underlying instrument or index, such as interest rates, equity security prices, currencies, commodity prices or credit spreads. Derivatives include futures, forwards, swaps, option contracts, and other financial instruments with similar characteristics. Derivative contracts often involve future commitments to exchange interest payment streams or currencies based on a notional or contractual amount (e.g., interest rate swaps or currency forwards) or to purchase or sell other financial instruments at specified terms on a specified date (e.g., options to buy or sell securities or currencies).

Derivatives Accounting establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities. Derivatives Accounting requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The fair value of all derivatives is recorded on a net-by-counterparty basis on the Consolidated Balance Sheets where Merrill Lynch believes a legal right of setoff exists under an enforceable netting agreement. All derivatives, including bifurcated embedded derivatives within structured notes, are reported on the Consolidated Balance Sheets as trading assets and liabilities.

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

Non-trading derivatives

Merrill Lynch also enters into derivatives in order to manage risk exposures arising from assets and liabilities not carried at fair value as follows:

1.	Merrill Lynch’s debt was issued in a variety of maturities and currencies to achieve the lowest cost financing possible. Merrill Lynch enters into derivative transactions to hedge these liabilities. Derivatives used most frequently include swap agreements that:

•	Convert fixed-rate interest payments into variable-rate payments;

•	Change the underlying interest rate basis or reset frequency; and

•	Change the settlement currency of a debt instrument.

Changes in the fair value of interest rate derivatives are reported in interest expense when hedge accounting is applied; otherwise changes in fair value are reported in other revenue. Changes in the fair value of foreign currency derivatives are reported in other revenue.

2.	Merrill Lynch uses foreign-exchange forward contracts, foreign-exchange options, and currency swaps to hedge its net investments in foreign operations, as well as other foreign currency exposures (e.g., non-U.S. dollar denominated debt and expenses). These derivatives are used to mitigate the impact of changes in exchange rates. Changes in the fair value of these derivatives are reported in other revenue, unless net investment hedge accounting is applied.

3.	Merrill Lynch enters into futures, swaps, options and forward contracts to manage the price risk of certain commodity inventory and forecasted commodity purchases and sales. Changes in fair value of these derivatives are reported in principal transaction revenues, unless cash flow hedge accounting is applied.

4.	Merrill Lynch enters into credit default swaps to manage the credit risk on certain loans that are not part of trading activities. Changes in the fair value of these derivatives are reported in other revenue.

Derivatives that qualify as accounting hedges under the guidance in Derivatives Accounting are designated as one of the following:

1.	A hedge of the fair value of a recognized asset or liability (“fair value hedge”). Changes in the fair value of derivatives that are designated and qualify as fair value hedges of interest rate risk, along with the gain or loss on the hedged liability that is attributable to the hedged risk, are recorded in current period earnings as interest expense. Changes in the fair value of derivatives that are designated and qualify as fair value hedges of commodity price risk, along with the gain or loss on the hedged asset that is attributable to the hedged risk, are recorded in current period earnings in principal transactions.

2.	A hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in OCI until earnings are affected by the variability of cash flows of the hedged asset or liability. For commodity hedges, the amount is reclassified out of OCI and recorded in principal transactions when the forecasted purchase or sale of the commodity occurs.

3.	A hedge of a net investment in a foreign operation (“net investment hedge”). Changes in the fair value of derivatives that are designated and qualify as hedges of a net investment in a foreign operation are recorded in the foreign currency translation adjustment account within OCI. Changes in the fair value of the hedge instruments that are associated with the difference between the spot rate and the contracted forward rate are recorded in current period earnings in other revenues/interest and dividend revenues.

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

Hedge accounting activity for the year ended December 31, 2009 included the following:

Fair value hedges of interest rate risk on long-term borrowings

(dollars in millions)
		Year Ended
	Account location	December 31, 2009

Gain/(loss) recognized in income on the derivative	Interest expense	$(2,732)
Gain/(loss) recognized in income on the long-term borrowing	Interest expense	$2,010
Gain/(loss) recognized in income due to hedge ineffectiveness	Interest expense	$(722)
Carrying value of hedging derivatives as of December 31, 2009
	Trading assets	$3,362
	Trading liabilities	$101
Notional amount of hedging derivatives as of December 31, 2009
in an asset position		$54,954
in a liability position		$4,770

Fair value hedges of commodity price risk on commodity inventory

(dollars in millions)
		Year Ended
	Account location	December 31, 2009

Gain/(loss) recognized in income on the derivative	Principal transactions	$(51)
Gain/(loss) recognized in income on the commodity inventory	Principal transactions	$52
Gain/(loss) recognized in income due to hedge ineffectiveness	Principal transactions	$1
Carrying value of hedging derivatives as of December 31, 2009
	Trading assets	$78
	Trading liabilities	$4
Notional amount of hedging derivatives as of December 31, 2009
in an asset position		$286
in a liability position		$34

Cash flow hedges of commodity price risk on forecasted purchases and sales

(dollars in millions)
		Year Ended
	Account location	December 31, 2009

Gain/(loss) on the derivative deferred in equity	Accumulated other
	comprehensive income	$72
Gain/(loss) reclassified into earnings in the current period	Principal transactions	$71
Gain/(loss) recognized in income due to hedge ineffectiveness	Principal transactions	$(2)
Amount that is expected to be reclassified into earnings in the next 12 months as of December 31, 2009	Principal transactions	$1
Carrying value of hedging derivatives as of December 31, 2009
	Trading assets	$10
	Trading liabilities	$5
Notional amount of hedging derivatives as of December 31, 2009
in an asset position		$92
in a liability position		$67

Net investment hedges of foreign operations

(dollars in millions)
		Year Ended
	Account location	December 31, 2009

Gain/(loss) on the derivative and non-derivative hedges deferred in equity	Accumulated other comprehensive income	$(1,826)
Gain/(loss) recognized in income due to hedge ineffectiveness	Other revenue	$-
Gain/(loss) recognized in income from the unused portion (time value) of the hedging derivative	Other revenue/Interest and dividend revenue	$(142)
Carrying value of hedging derivatives as of December 31, 2009	Trading assets	$353
	Trading liabilities	$277
Carrying value of non-derivative hedges as of December 31, 2009	Long-term borrowings	$598
Notional amount of hedging derivatives as of December 31, 2009
in an asset position		$16,531
in a liability position		$6,098

Losses on non-trading derivatives not in hedge relationships

(dollars in millions)
		Year Ended
	Account location	December 31, 2009

Interest rate risk	Interest expense	$(832)
Foreign currency risk	Other revenue	$(437)
Credit risk	Other revenue	$(397)

The above amounts represent net losses on derivatives that are not used for trading purposes and are not used in accounting hedging relationships. Interest rate risk primarily relates to derivatives used to hedge long-term debt where hedge accounting is not applied and derivatives with third parties that are recorded by Merrill Lynch and utilized by Bank of America at the consolidated level for hedge accounting purposes. As the hedged item is not held by Merrill Lynch, hedge accounting is not applied by Merrill Lynch. Foreign currency risk primarily relates to economic hedges of foreign currency denominated transactions that generate earnings upon remeasurement in accordance with ASC 830-20 Foreign Currency Transactions (“Foreign Currency Transactions”). As both the remeasurement of the foreign currency risk on the transaction and the changes in fair value of the derivative are recorded in earnings, hedge accounting is not applied. Credit risk relates to credit default swaps used to economically manage the credit risk on certain loans not included in trading activities.

Derivative balances by primary risk

Derivative instruments contain numerous market risks. In particular, most derivatives have interest rate risk, as they contain an element of financing risk which is affected by changes in interest rates. Additionally, derivatives expose Merrill Lynch to counterparty credit risk, although this is generally mitigated by collateral margining and netting arrangements. For disclosure purposes below, the primary risk of a derivative is largely determined by the business that is engaging in the derivative activity. For instance, a derivative that is initiated by an equities derivative business will generally have equity price risk as its primary underlying market risk and is classified as such for the purposes of this disclosure, despite the fact that there may be other market risks that affect the value of the instrument.

The following table identifies the primary risk for derivative instruments at December 31, 2009. The primary risk is provided on a gross basis, prior to the application of the impact of counterparty and cash collateral netting.

(dollars in millions)
	Contract/	Trading Assets-	Contract/	Trading Liabilities-
	Notional(1)	Derivative Contracts	Notional(1)	Derivative Contracts

Interest rate contracts
Swaps	$10,059,442	$472,860	$9,748,704	$471,423
Futures and forwards	2,606,064	3,531	2,534,823	3,123
Written options	-	-	1,461,830	46,521
Purchased options	1,313,226	46,643	-	-
Foreign exchange contracts
Swaps	115,591	11,739	107,953	13,074
Spot, futures and forwards	208,226	8,470	223,151	8,832
Written options	-	-	264,836	10,859
Purchased options	266,026	10,375	-	-
Equity contracts
Swaps	17,637	1,186	16,123	1,354
Futures and forwards	41,821	2,999	33,844	2,165
Written options	-	-	250,233	18,761
Purchased options	240,650	15,596	-	-
Commodity contracts
Swaps	30,449	6,591	34,180	6,391
Futures and forwards	202,571	10,369	185,109	9,612
Written options	-	-	53,438	4,955
Purchased options	50,372	4,750	-	-
Credit derivatives
Purchased protection:
Credit default swaps	908,594	59,491	622,853	22,685
Total return swaps	2,921	366	1,644	358
Other Credit Derivatives	14,517	59	-	-
Written protection:	-	-	-	-
Credit default swaps	614,066	21,833	949,107	54,265
Total return swaps	5,173	1,563	7,336	925
Other Credit Derivatives	-	-	14,703	126

Gross derivative assets/liabilities	$16,697,346	$678,421	$16,509,867	$675,429
Less: Legally enforceable master netting		(602,157)		(602,157)
Less: Cash collateral applied		(26,682)		(38,152)

Total derivative assets and liabilities		$49,582		$35,120

(1)	These amounts include trading derivatives, non-trading derivatives and bifurcated embedded derivatives.

Trading revenues

Merrill Lynch enters into trading derivatives and non-derivative cash instruments to facilitate client transactions, for proprietary trading and financing purposes, and to manage risk exposures arising from trading assets and liabilities. The resulting risk from derivatives and non-derivative cash instruments is managed on a portfolio basis as part of Merrill Lynch’s sales and trading activities and the related revenue is recorded on different income statement line items, including principal transactions, commissions, other revenues and net interest profit/(loss). The following table identifies the amounts in the income statement line items attributable to trading and non-trading activities, including both derivatives and non-derivative cash instruments categorized by primary risk for the year ended December 31, 2009.

Non-trading related amounts include activities in connection with principal investment, wealth management, and certain lending activities; economic hedging activity discussed in the Non-trading derivatives section above; and the impact of changes in Merrill Lynch’s own creditworthiness on borrowings accounted for at fair value.

For The Year Ended December 31, 2009

(dollars in millions)
	Principal			Net Interest
	Transactions	Commissions	Other Revenues(1)	Profit/(Loss)	Total

Interest Rate Risk	$1,712	$61	$20	$564	$2,357
Foreign Exchange Risk	308	-	1	11	320
Equity Risk	2,507	3,295	85	(247)	5,640
Commodity Risk	1,050	-	-	(157)	893
Credit Risk	3,835	52	504	1,523	5,914

Total trading related	9,412	3,408	610	1,694	15,124
Non-trading related	(5,459)	2,477	3,288	(1,062)	(756)

Total	$3,953	$5,885	$3,898	$632	$14,368

(1)	Includes other income and other-than-temporary impairment losses on available-for-sale debt securities.

Derivatives as guarantees

Merrill Lynch enters into certain derivative contracts that meet the definition of a guarantee under ASC 460, Guarantees (“Guarantees Accounting”). Guarantees are defined to include derivative contracts that contingently require a guarantor to make payment to a guaranteed party based on changes in an underlying (such as changes in the value of interest rates, security prices, currency rates, commodity prices, indices, etc.), that relate to an asset, liability or equity security of a guaranteed party. Derivatives that meet the accounting definition of a guarantee include certain written options (e.g., written interest rate and written currency options). Merrill Lynch does not track, for accounting purposes, whether its clients enter into these derivative contracts for speculative or hedging purposes. Accordingly, Merrill Lynch has disclosed information about all credit derivatives and certain types of written options that can potentially be used by clients to protect against changes in an underlying, regardless of how the contracts are actually used by the client.

Merrill Lynch’s derivatives that act as guarantees at December 31, 2009 are summarized below:

(in millions)
	Maximum
	Payout/	Less than				Carrying
	Notional	1 year	1 − 3 years	3 − 5 years	Over 5 years	Value(1)

Derivative contracts:
Credit derivatives:
Investment grade(2)	$520,782	$44,552	$133,089	$216,562	$126,579	$17,255
Non-investment grade(2)	1,054,900	93,582	331,306	325,167	304,845	37,935

Total credit derivatives	1,575,682	138,134	464,395	541,729	431,424	55,190
Other derivatives	1,574,432	488,146	405,223	245,565	435,498	59,811

Total derivative contracts	$3,150,114	$626,280	$869,618	$787,294	$866,922	$115,001

(1)	Derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Refers to the creditworthiness of the underlying reference obligations.

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

Merrill Lynch economically hedges its exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, Merrill Lynch purchases credit protection with identical underlying referenced names to offset its exposure. At December 31, 2009, the notional value and carrying value of credit protection purchased and credit protection sold by Merrill Lynch with identical underlying referenced names was:

(in millions)
	Maximum
	Payout/	Less than				Carrying
	Notional	1 year	1 − 3 years	3 − 5 years	Over 5 years	Value(1)

Credit derivatives purchased	$1,506,782	$130,297	$432,550	$511,298	$432,637	$49,225
Credit derivatives sold	1,555,077	135,686	463,129	540,713	415,549	50,609

(1)	Derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.

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

As the fair value and risk of payment under these derivative contracts are based upon market factors, such as changes in interest rates or foreign exchange rates, the carrying values in the table above reflect the best estimate of Merrill Lynch’s performance risk under these transactions at December 31, 2009. Merrill Lynch economically hedges its exposure to these contracts by entering into a variety of offsetting derivative contracts and security positions.

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

Where Merrill Lynch has entered into legally enforceable netting agreements with counterparties, it reports derivative assets and liabilities, and any related cash collateral, net in the Consolidated Balance Sheets in accordance with ASC 210-20, Balance Sheet-Offsetting. At December 31, 2009, cash collateral received of $26.7 billion and cash collateral paid of $38.2 billion was netted against derivative assets and liabilities, respectively.

Merrill Lynch considers the impact of counterparty credit risk on the valuation of derivative contracts. Factors used to determine the credit valuation adjustments on the derivatives portfolio include current exposure levels (i.e., fair value prior to credit valuation adjustments) and expected exposure levels profiled over the maturity of the contracts. Credit default swaps market information, including either quoted single name credit default swaps or index or other proxy credit default swaps, is also considered. In addition, the credit valuation adjustments also take into account the netting and credit provisions of relevant agreements including collateral margin agreements and legally enforceable netting agreements. During the year ended December 31, 2009, valuation adjustments of approximately $0.9 billion were recognized as gains in principal transactions for counterparty credit risk. At December 31, 2009, the cumulative counterparty credit risk valuation adjustment that was reflected in derivative assets was $6.8 billion. In addition, the fair value of derivative liabilities is adjusted to reflect the impact of Merrill Lynch’s credit quality. During the year ended December 31, 2009, valuation adjustments of approximately $0.5 billion were recognized as losses in principal transactions for changes in Merrill Lynch’s credit risk. At December 31, 2009, the cumulative credit risk valuation adjustment that was reflected in the derivative liabilities balance was $0.3 billion.

Bank of America has guaranteed the performance of Merrill Lynch on certain derivative transactions. The aggregate amount of such derivative liabilities was approximately $2.5 billion at December 31, 2009.

Credit-risk related contingent features

The majority of Merrill Lynch’s derivative contracts contain credit-risk-related contingent features, primarily within the ISDA agreements, that help to reduce the credit risk of these instruments as compared to other obligations of the respective counterparty with whom Merrill Lynch has transacted (e.g., other senior debt). These contingent features may be for the benefit of Merrill Lynch or may benefit Merrill Lynch’s counterparties in respect of changes in Merrill Lynch creditworthiness. At December 31, 2009, Merrill Lynch posted collateral of $42.8 billion under derivative contracts that were in a liability position, of which $38.2 billion represented cash collateral, as noted above.

In connection with certain OTC derivatives transactions and other trading agreements, Merrill Lynch could be required to provide additional collateral to or terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of ML & Co. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or an amount related to the market value of the exposure. At December 31, 2009, the amount of additional collateral and termination payments that would be required for such derivatives transactions and trading agreements was approximately $1.3 billion in the event of a downgrade to low single-A by all credit agencies. A further downgrade of ML & Co.’s long-term senior debt credit rating to the BBB+ or equivalent level would require approximately $0.6 billion of additional collateral.

Note 7.  Securities Financing Transactions

Merrill Lynch enters into secured borrowing and lending transactions in order to meet customers’ needs and earn residual interest rate spreads, obtain securities for settlement and finance trading inventory positions.

Under these transactions, Merrill Lynch either receives or provides collateral, including U.S. Government and agency securities, asset-backed, corporate debt, equity, and non-U.S. government and agency securities. Merrill Lynch receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and other loans. Under most agreements, Merrill Lynch is permitted to sell or repledge the securities received (e.g., use the securities to secure repurchase agreements, enter into securities lending transactions, or deliver to counterparties to cover short positions). At December 31, 2009 and December 26, 2008, the fair value of securities received as collateral where Merrill Lynch is permitted to sell or repledge the securities was $308 billion and $327 billion, respectively, and the fair value of the portion that has been sold or repledged was $245 billion and $251 billion, respectively. Merrill Lynch may use securities received as collateral for resale agreements to satisfy regulatory requirements such as Rule 15c3-3 of the Securities Exchange Act of 1934.

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

Merrill Lynch pledges assets to collateralize repurchase agreements and other secured financings. Pledged securities that can be sold or repledged by the secured party are parenthetically disclosed in trading assets and investment securities on the Consolidated Balance Sheets. The carrying value and classification of securities owned by Merrill Lynch that have been pledged to counterparties where those counterparties do not have the right to sell or repledge at December 31, 2009 and December 26, 2008 are as follows:

(dollars in millions)

	Successor Company	Predecessor Company
	December 31, 2009	December 26, 2008

Trading asset category
Corporate debt and preferred stock	$10,398	$15,024
Equities and convertible debentures	7,647	10,995
Mortgages, mortgage-backed, and asset-backed securities	4,236	12,462
Non-U.S. governments and agencies	1,786	587
U.S. Government and agencies	1,455	4,982
Municipals and money markets	8	1,320

Total	$25,530	$45,370

Additionally, Merrill Lynch has pledged approximately $1.4 billion and $18.6 billion of loans, and $749 million and $4.4 billion of investment securities to counterparties at December 31, 2009 and December 26, 2008, respectively, where those counterparties do not have the right to sell or repledge those assets. In some cases, Merrill Lynch has transferred assets to consolidated VIEs where those restricted assets serve as collateral for the interests issued by the VIEs. These restricted assets are included in the amounts above. These transactions are also described in Note 9.

Generally, when Merrill Lynch transfers financial instruments that are not recorded as sales (i.e., secured borrowing transactions), the liability is recorded as either payables under repurchase agreements or payables under securities loaned transactions; however, in instances where Merrill Lynch transfers financial assets to a consolidated VIE, the liabilities of the consolidated VIE will be reflected in long or short-term borrowings (see Note 9). In either case, at the time of transfer, the related liability is equal to the cash received in the transaction. In most cases the lenders in secured borrowing transactions have full recourse to Merrill Lynch (i.e., recourse beyond the assets pledged). Instances where the lenders do not have full recourse to Merrill Lynch are generally related to failed securitization transactions where residential and commercial mortgages are transferred to VIEs that do not meet QSPE conditions (typically as a result of derivatives entered into by the VIE that pertain to interests held by Merrill Lynch).

Note 8.  Investment Securities

Investment securities on the Consolidated Balance Sheets include:

•	Investments within the scope of Investment Accounting that are held by ML & Co. and certain of its non-broker-dealer subsidiaries consist of:

•	Debt securities, including debt held-for-investment and liquidity and collateral management purposes that are classified as available-for-sale, and debt securities that Merrill Lynch intends to hold until maturity;

•	Marketable equity securities, which are generally classified as available-for-sale.

•	Non-qualifying investments are those that are not within the scope of Investment Accounting and consist principally of equity investments, including investments in partnerships and joint ventures. Included in equity investments are investments accounted for under the equity method of accounting, which consist of investments in (i) partnerships and certain limited liability corporations where Merrill Lynch has more than a minor influence (generally defined as greater than a three percent interest) and (ii) corporate entities where Merrill Lynch has the ability to exercise significant influence over the investee (generally defined as ownership and voting interest of 20% to 50%). Also included in equity investments are private equity investments that Merrill Lynch holds for capital appreciation and/or current income and which are accounted for at fair value in accordance with the Investment Company Guide, as well as private equity investments accounted for at fair value under the fair value option election. The carrying value of such private equity investments reflects expected exit values based upon market prices or other valuation methodologies, including discounted expected cash flows and market comparables of similar companies.

Investment securities reported on the Consolidated Balance Sheets at December 31, 2009 and December 26, 2008 are as follows:

(dollars in millions)

	Successor Company	Predecessor Company
	December 31, 2009	December 26, 2008

Investment securities
Available-for-sale(1)	$16,818	$34,103
Trading(2)	-	1,745
Held-to-maturity(3)	246	4,576
Non-qualifying(4)
Equity investments(5)	19,549	24,306
Other investments	1,752	1,432

Total	$38,365	$66,162

(1)	At December 31, 2009 and December 26, 2008, includes $5.5 billion and $9.2 billion, respectively, of investment securities reported in cash and securities segregated for regulatory purposes or deposited with clearing organizations. The decline in available-for-sale securities from December 26, 2008 primarily reflected asset sales and the sale of MLBUSA and MLBT-FSB to Bank of America.
(2)	During 2009, investment securities classified as trading were reclassified to trading assets.
(3)	The 2008 balance primarily relates to notes issued by Bloomberg, Inc. in connection with the sale of Merrill Lynch’s 20% stake in Bloomberg L.P., which was reclassified to loans held for investment in 2009 pursuant to the acquisition by Bank of America.
(4)	Non-qualifying for Investment Accounting purposes.
(5)	Includes Merrill Lynch’s investment in BlackRock, Inc.

As a result of the acquisition of Merrill Lynch by Bank of America, all securities have a new cost basis as of January 1, 2009. For the year ended December 31, 2009, other-than-temporary impairment charges related to non-agency mortgage-backed available-for-sale securities were $660 million, the credit-related portion of which was $656 million. In the year ended December 26, 2008, Merrill Lynch recorded other-than-temporary impairment charges of $4.2 billion, primarily related to certain mortgage and asset-backed securities. Refer to Note 1 for Merrill Lynch’s accounting policies regarding other-than-temporary-impairment of investment securities.

Information regarding investment securities subject to Investment Accounting follows:

(dollars in millions)

	Successor Company
	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale
Mortgage-backed securities:
Agency collateralized mortgage obligations	$14,775	$449	$(11)	$15,213
Non-agency	1,952	154	(501)	1,605

Total	$16,727	$603	$(512)	$16,818

Held-to-Maturity
Corporate debt and municipal	$246	$-	$-	$246

Total	$16,973	$603	$(512)	$17,064

(dollars in millions)

	Predecessor Company
	December 26, 2008
	Cost/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale
Mortgage- and asset-backed	$42,142	$19	$(9,390)	$32,771
U.S. Government and agencies	712	2	-	714
Corporate debt	343	-	(72)	271
Other(1)	259	-	-	259

Total debt securities	43,456	21	(9,462)	34,015
Equity securities	93	17	(22)	88

Total	$43,549	$38	$(9,484)	$34,103

Held-to-Maturity
Corporate debt and municipal(2)	$4,560	$-	$-	$4,560
Mortgage- and asset-backed	16	-	-	16

Total	$4,576	$-	$-	$4,576

(1)	Includes investments in non-U.S. Government and agency securities and certificates of deposit.
(2)	Primarily relates to notes issued by Bloomberg Inc. in connection with the sale of Merrill Lynch’s 20% ownership stake in Bloomberg, L.P.

As a result of the acquisition of Merrill Lynch by Bank of America, and the new cost bases established on January 1, 2009, there were no available-for-sale securities in an unrealized loss position for greater than one year as of December 31, 2009. The following table presents fair value and unrealized losses, after hedges, for available-for-sale securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 26, 2008.

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

The amortized cost and fair value of available-for-sale debt securities by expected maturity for mortgage-backed securities and contractual maturity for other debt securities at December 31, 2009 are as follows:

(dollars in millions)

	Successor Company
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$626	$601	$-	$-
Due after one year through five years	7,680	7,714	-	-
Due after five years through ten years	7,910	8,124	246	246
Due after ten years	511	379	-	-

Total(1)	$16,727	$16,818	$246	$246

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay their obligations with or without prepayment penalties.

The proceeds and gross realized gains/(losses) from the sale of available-for-sale securities during the year ended December 31, 2009 are as follows:

(dollars in millions)

	Successor Company	Predecessor Company
	Year Ended	Year Ended	Year Ended
	December 31, 2009	December 26, 2008	December 28, 2007

Proceeds(1)	$13,715	$29,537	$39,327
Gross realized gains	608	33	224
Gross realized losses	(93)	(28)	(55)

(1)	Includes approximately $2.4 billion related to the sale of MLBUSA and MLBT-FSB to Bank of America during 2009.

Equity Method Investments

Merrill Lynch has numerous investments accounted for under the equity method. The following table includes the carrying amount and ownership percentage of Merrill Lynch’s most significant equity method investments:

(dollars in millions)

	Successor Company		Predecessor Company
	December 31, 2009		December 26, 2008

	Carrying	Ownership	Carrying	Ownership
	Amount	Percentage	Amount	Percentage

BlackRock, Inc.(1)	$9,978	34%	$8,000	50%
Warburg Pincus Funds IX and X, L.P.(2)	797	7	651	7
WCG Master Fund Ltd.(3)	598	25	998	31

(1)	Carrying amount includes a 4% voting common equity interest and a non-voting preferred equity interest as of December 31, 2009 and a 44% voting common equity interest and a non-voting preferred equity interest at December 26, 2008.
(2)	Investment in private equity funds.
(3)	Investment in an alternative investment fund.

On December 1, 2009, BlackRock completed its purchase of Barclays Global Investors from Barclays, Plc. This acquisition had the effect of diluting Merrill Lynch’s ownership interest in BlackRock, which for accounting purposes was treated as a sale of a portion of Merrill Lynch’s ownership interest. As a result, upon the closing of this transaction, Merrill Lynch recorded an adjustment to its investment in BlackRock, which resulted in a pre-tax gain of $1.1 billion. In addition, Merrill Lynch’s economic interest in BlackRock was reduced from approximately 50% to approximately 34%. As of December 31, 2009, the aggregate market value of Merrill Lynch’s common equity interest in BlackRock was $541 million, based on the closing stock price on the New York Stock Exchange. This market value does not reflect Merrill Lynch’s preferred equity interest in BlackRock.

On July 17, 2008, Merrill Lynch announced and completed the sale of its 20% ownership stake in Bloomberg, L.P. to Bloomberg Inc., for $4.4 billion. In connection with the sale, Merrill Lynch received notes totaling approximately $4.3 billion and recorded a $4.3 billion net pre-tax gain.

Summarized aggregate financial information for Merrill Lynch’s most significant equity method investees (BlackRock, Inc., Bloomberg L.P., Warburg Pincus Funds IX and X, L.P. and WCG Master Fund Ltd.) is as follows:

(dollars in millions)

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2009	December 26, 2008(1)	December 28, 2007(2)

Revenues	$6,576	$6,513	$11,725
Operating income	2,774	761	4,726
Earnings/(loss) before income taxes	2,768	(7)	4,692
Net earnings/(loss)	2,371	(308)	4,107

(dollars in millions)

	December 31, 2009	December 26, 2008

Total assets	$198,551	$60,628
Total liabilities	158,981	34,396
Noncontrolling interest	273	869

(1)	Results relating to the investment in Bloomberg L.P. reflect amounts through June 30, 2008, as the investment was sold on July 17, 2008.
(2)	Does not include summarized financial information for Warburg Pincus Fund X, L.P.

Note 9.  Securitization Transactions and Transactions with Variable Interest Entities (“VIEs”)

The following provides information for consolidated VIEs, for VIEs in which Merrill Lynch is the sponsor as defined below or is a significant variable interest holder (“Sponsor/Significant VIH”) and for VIEs that are established for securitizations and asset-backed financing arrangements.

Merrill Lynch has defined “sponsor” to include all transactions where Merrill Lynch has transferred assets to a VIE and/or structured the VIE, regardless of whether or not the asset transfer has met the sale conditions in Financial Transfers and Servicing Accounting. Merrill Lynch discloses all instances where continued involvement with the assets exposes it to potential economic gain or loss, regardless of whether or not that continued involvement is considered to be a variable interest in the VIE.

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

Sponsor/Significant VIH – Includes transactions where Merrill Lynch is the sponsor and has continued involvement with the VIE or is a significant variable interest holder in the VIE. This category excludes most transactions where Merrill Lynch transferred financial assets and the transfer was accounted for as a sale (these transactions are included in securitization transactions as described below). However, unconsolidated credit linked note VIEs (CLNs) and CDOs/CLOs are included in this category, regardless of whether or not Merrill Lynch transferred financial assets and accounted for the transfer as a sale.

Securitization transactions – Securitization transactions include transactions where Merrill Lynch transferred financial assets and accounted for the transfer as a sale (with the exception noted above). These transactions also include asset-backed financing arrangements. This category includes both QSPEs and non-QSPEs and is reflected in the securitization section of this Note. QSPEs are commonly used by Merrill Lynch in mortgage and municipal bond securitization transactions as described below. Merrill Lynch does not consolidate QSPEs.

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

Merrill Lynch sponsors a limited number of equity funds that provide a guaranteed return to investors at the maturity of the fund. The guarantees may include a guarantee of the return of an initial investment or the initial investment plus an agreed upon return depending on the terms of the transaction. Investors in certain of these VIEs have recourse to Merrill Lynch to the extent that the value of the assets held by the VIEs at maturity is less than the guaranteed amount. In these instances, Merrill Lynch is the primary beneficiary and consolidates the VIEs. These VIEs are typically financed by a single tranche of limited life preferred shares or similar debt instruments that pass through the economics of the underlying assets and derivative contracts.

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

In certain transactions Merrill Lynch takes exposure through total return swaps to the underlying collateral held in the CLNs, including U.S. sub-prime ABS CDOs. Generally, the assets held by these VIEs were not transferred into these VIEs by Merrill Lynch. Unconsolidated CLN transactions are reported in the Sponsor/Significant VIH table.

Merrill Lynch is the primary beneficiary of two VIEs that invest in alternative investment funds which are controlled by third party fund managers. These entities are considered VIEs because the equity holders do not have control through voting rights.

Collateralized Debt Obligations/Collateralized Loan Obligations (CDOs/CLOs)

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

Variable Interest Entities

Consolidation Accounting requires an entity to consolidate a VIE if that entity holds a variable interest that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The entity required to consolidate a VIE is known as the primary beneficiary. VIEs are reassessed for consolidation when reconsideration events occur. Reconsideration events include changes to the VIEs’ governing documents that reallocate the expected losses/returns of the VIE between the primary beneficiary and other variable interest holders or sales and purchases of variable interests in the VIE. Refer to Note 1 for further information.

The table below provides the disclosure information required for VIEs that are consolidated by Merrill Lynch. The table excludes consolidated VIEs where Merrill Lynch also holds a majority of the voting interests in the entity unless the activities of the VIE are primarily related to securitization or other forms of asset-backed financings.

(dollars in millions)
		Assets After Intercompany		Liabilities After	Maximum
Consolidated VIEs		Eliminations		Intercompany	Exposure
Type of VIE	Total Assets	Unrestricted	Restricted(1)	Eliminations	to Loss(2)

Successor Company
December 31, 2009
Loan and real estate VIEs(3)	$3,442	$494	$2,588	$1,171	$2,209
Equity Funds(4)	96	-	59	50	59
Credit-linked note and other VIEs(5)	1,698	310	858	45	1,057
CDOs/CLOs(6)	2,785	-	337	2,753	2,449
Municipal Bonds(7)	138	138	-	2	138

Predecessor Company
December 26, 2008
Loan and real estate VIEs(3)	$9,080	$2,475	$2,680	$4,769	$3,479
Equity Funds(4)	473	3	119	230	116
Credit-linked note and other VIEs(5)	1,643	1,221	-	45	45
CDOs/CLOs(6)	693	-	360	489	237

(1)	Assets are considered restricted when they cannot be freely pledged or sold by Merrill Lynch.
(2)	This column reflects Merrill Lynch’s maximum exposure to loss associated with the VIE. It includes the value of on balance sheet assets plus the maximum exposure associated with off balance sheet instruments (e.g., total return swaps) less any liabilities where the investors do not have recourse to Merrill Lynch.
(3)	For Loan and real estate VIEs, assets are primarily recorded in loans, notes and mortgages. Assets related to VIEs that hold real estate investments are included in other assets. Liabilities are primarily recorded in short and long-term borrowings.
(4)	For Equity funds, assets are recorded in trading assets and liabilities are recorded in long-term borrowings.
(5)	For CLNs and other VIEs, assets are recorded in trading assets and investment securities and liabilities are recorded in long-term borrowings.
(6)	For CDOs/CLOs, assets are primarily recorded in trading assets and liabilities are recorded in long-term borrowings. Certain consolidated CDOs are established to provide full recourse secured financing to Merrill Lynch.
(7)	For Municipal bonds, assets are recorded in trading assets.

Merrill Lynch may also be a Sponsor/Significant VIH in VIEs. Where Merrill Lynch has involvement as a Sponsor/Significant VIH, it is required to disclose the size of the VIE, the assets and liabilities on its balance sheet related to transactions with the VIE, and its maximum exposure to loss as a result of its interest in the VIE.

The following table summarizes Merrill Lynch’s involvement with Sponsor/Significant VIH VIEs.

(dollars in millions)
		Assets on Merrill	Liabilities on	Maximum
Sponsor/Significant VIH		Lynch’s Balance	Merrill Lynch’s	Exposure
Type of VIE	Size of VIE(1)	Sheet(2)	Balance Sheet(2)	to Loss(3)

Successor Company
December 31, 2009
Loan and real estate VIEs(4)	$733	$257	$-	$257
Equity Funds(5)	2,658	322	614	322
Credit-linked note and other VIEs(6)	10,923	4,146	1,084	8,165
CDOs/CLOs(7)	51,017	2,951	801	5,942

Predecessor Company
December 26, 2008
Loan and real estate VIEs(4)	$1,761	$712	$61	$712
Equity Funds(5)	2,898	312	537	312
Credit-linked note and other VIEs(6)	13,257	6,889	986	10,452
CDOs/CLOs(7)	59,475	3,584	344	8,155

(1)	Size generally reflects the estimated principal of securities issued by the VIE or the principal of the underlying assets held by the VIE and serves to provide information on the relative size of the VIE as compared with Merrill Lynch’s involvement with the VIE.
(2)	Assets and Liabilities on Merrill Lynch’s Balance Sheet reflect the effect of netting, if applicable.
(3)	The maximum exposure to loss includes: the assets held by Merrill Lynch, including the value of derivatives that are in an asset position, and the notional amount of liquidity and other support provided to VIEs generally through total return swaps over the assets of the VIE. The maximum exposure to loss for liquidity and other support assumes a total loss on the referenced assets held by the VIE.
(4)	Loan and real estate VIE assets primarily include loans recorded in loans, notes and mortgages and derivatives recorded in trading assets. Liabilities include derivatives recorded in trading liabilities.
(5)	Equity fund assets include cash instruments and derivatives recorded in trading assets. Liabilities are recorded in payables under repurchase agreements in instances where assets were transferred but the transfer did not meet the sale requirements of Financial Transfers and Servicing Accounting, or trading liabilities for derivatives.
(6)	CLN and other VIE assets include derivatives and are recorded in trading assets. Liabilities are recorded in payables under repurchase agreements in instances where assets were transferred but the transfer did not meet the sale requirements of Financial Transfers and Servicing Accounting, or trading liabilities for derivatives. In certain transactions, Merrill Lynch enters into total return swaps over assets held by the VIEs. Maximum exposure to loss represents the sum of the notional amount of these derivatives and the value of any assets on Merrill Lynch’s balance sheet.
(7)	CDO/CLO assets and liabilities are primarily derivatives recorded in trading assets/liabilities.

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

(dollars in millions)
Securitization
Transactions					Year-to-date
	Size/Principal	Assets on	Liabilities on	Maximum	(Loss) on	Cash
Type of Entity	Outstanding(1)	Balance Sheet(2)	Balance Sheet(2)	Exposure to Loss(3)	Sale	Flows

Successor Company
December 31, 2009
QSPEs:
Residential Mortgage Loans(4)	$34,219	$1,233	$135	$1,242	$-	$245
Municipal Bonds(5)	5,264	97	287	4,971	-	951
Commercial Loans and Other(6)	9,589	198	10	198	-	22
Non-QSPEs:
Loan and real estate VIEs(7)	10,442	6,723	-	6,784	-	491

Predecessor Company
December 26, 2008
QSPEs:
Residential Mortgage Loans(4)	$78,162	$1,667	$207	$1,654	$-	$10,141
Municipal Bonds(5)	9,377	487	674	8,644	-	5,824
Commercial Loans and Other(6)	18,366	288	-	288	-	1,091
Non-QSPEs:
Loan and real estate VIEs(7)	10,182	6,757	-	6,757	(22)	3,035

(1)	Size/Principal Outstanding reflects the estimated principal of the underlying assets held by the VIE/SPEs.
(2)	Assets and Liabilities on Merrill Lynch’s Balance Sheet reflect the effect of Balance Sheet-Offsetting Accounting, if applicable.
(3)	The maximum exposure to loss includes the following: the assets held by Merrill Lynch, including the value of derivatives that are in an asset position and retained interests in the VIEs/SPEs; and the notional amount of liquidity and other support generally provided through total return swaps. The maximum exposure to loss for liquidity and other support assumes a total loss on the referenced assets held by the VIE.
(4)	Residential mortgage loan QSPE assets primarily include servicing advances recorded in other assets and cash instruments recorded in investment securities and trading assets. Liabilities include derivatives recorded in trading liabilities.
(5)	Municipal bond QSPE assets include cash instruments recorded in trading assets and investment securities. Liabilities include derivatives recorded in trading liabilities. At December 31, 2009 and December 26, 2008, the carrying value of the liquidity and other support related to these transactions was $287 million and $674 million, respectively.
(6)	Commercial loans and other QSPEs primarily include commercial mortgage securitizations. Assets include cash instruments and derivatives, primarily recorded in trading assets. Liabilities include derivatives recorded in trading liabilities.
(7)	Loan and real estate entity assets are recorded in loans, notes and mortgages and relate to asset-backed financing arrangements, which include the sale of U.S. super senior ABS CDOs in 2008 to an affiliate of Lone Star Funds.

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

Generally, retained interests and contracts that are used to provide support to the VIE or the investors are recorded in the Consolidated Balance Sheets at fair value. To obtain fair values, observable market prices are used if available. Where observable market prices are unavailable, Merrill Lynch generally estimates fair value based on the present value of expected future cash flows using Merrill Lynch’s best estimates of credit losses, prepayment rates, forward yield curves, and discount rates, commensurate with the risks involved. Retained interests are either held as trading assets, with changes in fair value recorded in the Consolidated Statements of Earnings/(Loss), or as investment securities available-for-sale, with changes in fair value included in OCI.

Retained interests held as available-for-sale securities are reviewed periodically for impairment. In certain cases liquidity facilities are accounted for as guarantees under Guarantees Accounting (refer to Note 14 for more information) and a liability is recorded at fair value at the inception of the transaction.

Retained interests in securitized assets were approximately $163 million and $1.8 billion at December 31, 2009 and December 26, 2008, respectively, which primarily relate to municipal bond securitization transactions. Retained interests in securitized assets do not include loans made to entities under asset-backed financing arrangements.

The following table presents information on retained interests excluding the offsetting benefit of financial instruments used to hedge risks, held by Merrill Lynch as of December 31, 2009, which arise from Merrill Lynch’s municipal bond securitization transactions. The pre-tax sensitivities of the current fair value of the retained interests to an immediate 100 basis point and 200 basis point increase and decrease in the discount rate are shown below.

Municipal
(dollars in millions)	Bonds

Retained interest amount	$97
Weighted average credit losses (rate per annum)(1)	0.0%
Weighted average discount rate	6.96%
Impact on fair value of 100 bps decrease in discount rate	$59
Impact on fair value of 200 bps decrease in discount rate	$139
Impact on fair value of 100 bps increase in discount rate	$(18)
Impact on fair value of 200 bps increase in discount rate	$(26)
Weighted average life (in years)	-
Weighted average prepayment speed (CPR)(2)	0.0%

CPR=Constant Prepayment Rate

(1)	Credit losses are computed only on positions for which expected credit loss is either a key assumption in the determination of fair value or is not reflected in the discount rate.
(2)	Relates to select securitization transactions where assets are prepayable. Merrill Lynch does not hold any retained interest where the underlying assets are prepayable.

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

Loans, notes, mortgages and related commitments to extend credit at December 31, 2009 and December 26, 2008, are presented below. This disclosure includes commitments to extend credit that, if drawn upon, will result in loans held for investment or loans held for sale. The decrease in loans, notes, mortgages and related commitments to extend credit from December 26, 2008 primarily reflected the sale of MLBUSA and MLBT-FSB to Bank of America in 2009.

(dollars in millions)

	Loans		Commitments(1)
	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company
	December 31,	December 26,	December 31,	December 26,
	2009	2008	2009(2)(3)	2008

Consumer:
Mortgages	$4,700	$29,397	$167	$8,269
Other	8,969	1,360	20	2,582
Commercial and small- and middle-market business:
Investment grade	11,105	17,321	6,187	28,269
Non-investment grade	12,922	23,184	4,170	9,291

	37,696	71,262	10,544	48,411
Allowance for loan losses	(33)	(2,072)	-	-
Reserve for lending-related commitments(4)	-	-	(825)	(2,471)

Total, net	$37,663	$69,190	$9,719	$45,940

(1)	Commitments are outstanding as of the date the commitment letter is issued and are comprised of closed and contingent commitments. Closed commitments represent the unfunded portion of existing commitments available for draw down. Contingent commitments are contingent on the borrower fulfilling certain conditions or upon a particular event, such as an acquisition. A portion of these contingent commitments may be syndicated among other lenders or replaced with capital markets funding.
(2)	See Note 14 for a maturity profile of these commitments.
(3)	In addition to the loan origination commitments included in the table above, Merrill Lynch had agreements to purchase $338 million of loans that, upon settlement of the commitment, will be classified in loans held for investment and loans held for sale. See Note 14 for additional information.
(4)	Amounts are included within other payables on the Consolidated Balance Sheets.

Activity in the allowance for loan losses is presented below:

(dollars in millions)

	Successor	Predecessor
	Company	Company
	Year Ended	Year Ended
	December 31, 2009	December 26, 2008

Allowance for loan losses, at beginning of period(1)	$-	$533
Provision for loan losses	394	1,886
Charge-offs	(212)	(360)
Recoveries	8	14

Net charge-offs	(204)	(346)
Other(2)	(157)	(1)

Allowance for loan losses, at end of period	$33	$2,072

(1)	The allowance for loan losses as of December 26, 2008 was eliminated as of January 1, 2009 as a result of purchase accounting adjustments.
(2)	The amount for 2009 includes $157 million of allowance for loan losses transferred to Bank of America in connection with the sale of MLBUSA and MLBT-FSB. See Note 2 for further information regarding these sales.

Consumer loans, substantially all of which are collateralized, consisted of approximately 156,000 individual loans at December 31, 2009. Commercial loans consisted of approximately 6,000 separate loans. The principal balance of non-accrual loans was $2.8 billion at December 31, 2009 and $2.5 billion at December 26, 2008. The investment grade and non-investment grade categorization is determined using the credit rating agency equivalent of internal credit ratings. Non-investment grade counterparties are those rated lower than the BBB- category.

The above amounts include $7.7 billion and $11.5 billion of loans held for sale at December 31, 2009 and December 26, 2008, respectively. Loans held for sale are loans that Merrill Lynch expects to sell prior to maturity. At December 31, 2009, such loans consisted of $3.6 billion of consumer loans, primarily residential mortgages, and $4.1 billion of commercial loans, approximately 9% of which are to investment grade counterparties. At December 26, 2008, such loans consisted of $4.0 billion of consumer loans, primarily residential mortgages and automobile loans, and $7.5 billion of commercial loans, approximately 15% of which were to investment grade counterparties.

The fair values of loans, notes, and mortgages were approximately $38 billion and $64 billion at December 31, 2009 and December 26, 2008, respectively. Merrill Lynch estimates the fair value of loans utilizing a number of methods ranging from market price quotations to discounted cash flows.

Merrill Lynch generally maintains collateral on secured loans in the form of securities, liens on real estate, perfected security interests in other assets of the borrower, and guarantees. Consumer loans are typically collateralized by liens on real estate and other property. Commercial secured loans primarily include asset-based loans secured by financial assets such as loan receivables and trade receivables where the amount of the loan is based on the level of available collateral (i.e., the borrowing base) and commercial mortgages secured by real property. In addition, for secured commercial loans related to the corporate and institutional lending business, Merrill Lynch typically receives collateral in the form of either a first or second lien on the assets of the borrower or the stock of a subsidiary, which gives Merrill Lynch a priority claim in the case of a bankruptcy filing by the borrower. In many cases, where a security interest in the assets of the borrower is granted, no restrictions are placed on the use of assets by the borrower and asset levels are not typically subject to periodic review; however, the borrowers are typically subject to stringent debt covenants. Where the borrower grants a security interest in the stock of its subsidiary, the subsidiary’s ability to issue additional debt is typically restricted.

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

The contractual amounts of these commitments represent the amounts at risk should the contract be fully drawn upon, the client defaults, and the value of the existing collateral becomes worthless. The total amount of outstanding commitments may not represent future cash requirements, as commitments may expire without being drawn upon. For a maturity profile of these and other commitments, see Note 14.

In some cases, Merrill Lynch enters into single name and index credit default swaps to mitigate credit exposure related to funded and unfunded commercial loans. The notional value of these swaps totaled $3.2 billion and $13.2 billion at December 31, 2009 and December 26, 2008, respectively. The following tables provide information regarding Merrill Lynch’s net credit default protection associated with its funded and unfunded commercial loans as of December 31, 2009:

Net Credit Default Protection by Maturity Profile

December 31,
2009

Less than or equal to one year	3%
Greater than one year and less than or equal to five years	86
Greater than five years	11

Total net credit default protection	100%

Net Credit Default Protection by Credit Exposure Debt Rating

(dollars in millions)

	December 31, 2009
	Net
Ratings(1)	Notional	Percent

AA	$(465)	14.6%
A	(1,183)	37.1
BBB	(686)	21.6
BB	(406)	12.8
B	(158)	5.0
CCC and below	(244)	7.7
Not rated	(39)	1.2

Total net credit default protection	$(3,181)	100.0%

(1)	Merrill Lynch considers ratings of BBB- or higher to meet the definition of investment grade.

Merrill Lynch holds loans that have certain features that may be viewed as increasing Merrill Lynch’s exposure to nonpayment risk by the borrower. These loans include commercial and residential loans held in loans, notes, and mortgages as of December 31, 2009 that have the following features:

•	Negative amortizing features that permit the borrower to draw on unfunded commitments to pay current interest (commercial loans only);

•	Subject the borrower to payment increases over the life of the loan; and

•	High Loan to Value (“LTV”) ratios.

Although these features may be considered non-traditional for residential mortgages, interest-only features are considered traditional for commercial loans. Therefore, the table below includes only those commercial loans with features that permit negative amortization.

The table below summarizes the level of exposure to each type of loan at December 31, 2009 and December 26, 2008:

(dollars in millions)

	Successor Company	Predecessor Company
	December 31, 2009(1)	December 26, 2008(2)

Loans with negative amortization features	$87	$229
Loans where borrowers may be subject to payment increases(3)	819	22,041
Loans with high LTV ratios	1,738	1,490
Loans with both high LTV ratios and loans where borrowers may be subject to payment increases	1,377	4,101

(1)	The decreases from December 26, 2008 primarily reflected the sale of MLBUSA and MLBT-FSB to Bank of America in 2009.
(2)	Includes loans from securitizations where due to Merrill Lynch’s inability to sell certain securities, the VIEs were not considered QSPEs thereby resulting in Merrill Lynch’s consolidation of the VIEs. Merrill Lynch’s exposure is limited to (i) any retained interest (see Note 9) and (ii) the representations and warranties made upon securitization (see Note 14).
(3)	The balance at December 26, 2008 included $10.2 billion of prime residential mortgage loans with low LTV ratios that were acquired or originated in connection with the acquisition of First Republic, which was a subsidiary of MLBT-FSB.

Loans where borrowers may be subject to payment increases primarily include loans with interest-only terms. This caption also includes mortgages with low initial rates. These loans are underwritten based on a variety of factors including, for example, the borrower’s credit history, debt to income ratio, employment, the LTV ratio, and the borrower’s disposable income and cash reserves, typically using a qualifying formula that conforms to the guidance issued by the federal banking agencies with respect to non-traditional mortgage loans.

In instances where the borrower is of lower credit standing, the loans are typically underwritten to have a lower LTV ratio and/or other mitigating factors.

High LTV loans include all mortgage loans where the LTV is greater than 80% and the borrower has not purchased private mortgage insurance (“PMI”). High LTV loans also include residential mortgage products where a mortgage and home equity loan are simultaneously established for the same property. The maximum original LTV ratio for the mortgage portfolio with no PMI or other security is typically 85%, which can, on an exception basis, be extended to a higher percentage. In addition, the Mortgage 100sm product is included in this category. The Mortgage 100 product permits high credit quality borrowers to pledge eligible securities in lieu of a traditional down payment. The securities portfolio is subject to daily monitoring, and additional collateral is required if the value of the pledged securities declines below certain levels.

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

In connection with Merrill Lynch’s acquisition by Bank of America, loans within the scope of Acquired Impaired Loan Accounting had an unpaid principal balance of $5.6 billion ($2.7 billion consumer and $2.9 billion commercial) and a carrying value of $4.2 billion ($2.3 billion consumer and $1.9 billion commercial) as of January 1, 2009. These loans had an unpaid principal balance of $1.5 billion and a carrying value of $0.6 billion as of December 31, 2009. The decreases from January 1, 2009 primarily reflected the sale of MLBUSA and MLBT-FSB to Bank of America in 2009. The following table provides details of these loans as of January 1, 2009.

(dollars in millions)

As of
January 1,
Acquired Impaired Loans	2009

Contractually required payments including interest	$6,205
Less: Nonaccretable difference	(1,357)
Cash flows expected to be collected(1)	4,848
Less: Accretable yield	(627)

Fair value of loans acquired	$4,221

(1)	Represents undiscounted expected principal and interest cash flows at the acquisition date (January 1, 2009).

The following table provides activity for the accretable yield of loans within the scope of Acquired Impaired Loan Accounting for the year ended December 31, 2009.

(dollars in millions)

Year Ended
December 31,
2009

Accretable yield, beginning of period	$627
Impact of the sale of MLBUSA and MLBT-FSB to Bank of America	(499)
Accretions	(109)
Disposals	(8)
Decrease in expected cash flows	(11)

Accretable yield, December 31, 2009	$-

Note 11.  Goodwill and Intangible Assets

In connection with the acquisition of Merrill Lynch by Bank of America, the carrying value of Merrill Lynch’s goodwill as of December 26, 2008 was eliminated. New goodwill was recorded on January 1, 2009. In addition, as of January 1, 2009, certain intangible assets were adjusted to their fair value and new intangible assets (e.g., brand name) were recorded. Refer to Note 2 for further information.

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

The following table sets forth the carrying amount of Merrill Lynch’s goodwill:

(dollars in millions)

Predecessor Company
Goodwill, December 26, 2008(1)	$2,221

Successor Company(2)
Goodwill, January 1, 2009	$5,044
Dispositions(3)	(425)
Purchase Accounting Adjustments(4)	(29)

Goodwill, December 31, 2009	$4,590

(1)	Predecessor Company goodwill as of December 26, 2008 was eliminated as of January 1, 2009 as a result of purchase accounting adjustments.
(2)	Refer to Note 2 for further information.
(3)	Relates to the sale of MLBUSA and MLBT-FSB to Bank of America during 2009. Refer to Note 2 for further information.
(4)	Represents adjustments to the preliminary purchase accounting established as of January 1, 2009 in conjunction with the acquisition of Merrill Lynch by Bank of America.

Intangible Assets

Intangible assets with definite lives at December 31, 2009 and December 26, 2008 consist primarily of value assigned to customer relationships. Intangible assets with definite lives are tested for impairment in accordance with ASC 360, Property, Plant and Equipment whenever certain conditions exist which would indicate the carrying amounts of such assets may not be recoverable. Intangible assets with definite lives are amortized over their respective estimated useful lives. Intangible assets with indefinite lives consist of value assigned to the Merrill Lynch brand and are tested for impairment in accordance with Goodwill and Intangible Assets Accounting. Intangible assets with indefinite lives are not amortized.

The table below presents the gross carrying amount, accumulated amortization, and net carrying amounts of other intangible assets as of December 31, 2009 and December 26, 2008:

(dollars in millions)

		Successor	Predecessor
		Company	Company
		December 31,	December 26,
		2009	2008

Customer relationships	Gross Carrying Amount	$3,087	$295
	Accumulated amortization	(309)	(87)

	Net carrying amount	2,778	208

Core deposits	Gross Carrying Amount	-	194
	Accumulated amortization	-	(52)

	Net carrying amount	-	142

Other(1)	Gross Carrying Amount	1,515	122
	Accumulated amortization	-	(77)

	Net carrying amount	1,515	45

Total	Gross Carrying Amount	4,602	611
	Accumulated amortization	(309)	(216)

	Net carrying amount	$4,293	$395

(1)	Other is primarily related to the Merrill Lynch brand in 2009 and trademarks and technology in 2008.

Amortization expense for the year ended December 31, 2009 was $349 million compared with $97 million in 2008. Amortization expense for 2007 was $249 million, which included a $160 million write-off of identifiable intangible assets related to First Franklin mortgage broker relationships.

The estimated future amortization of intangible assets from 2010 through 2014 is $309 million per year.

Note 12.  Borrowings and Deposits

Prior to Merrill Lynch’s acquisition by Bank of America, ML & Co. was the primary issuer of Merrill Lynch’s debt instruments. Debt instruments were also issued by certain subsidiaries. ML & Co. is no longer a primary issuer of new unsecured borrowings under the Bank of America platform. Bank of America has not assumed or guaranteed the long-term debt that was issued or guaranteed by ML & Co. or its subsidiaries prior to the acquisition of Merrill Lynch by Bank of America. Beginning late in the third quarter of 2009, in connection with the update or renewal of certain Merrill Lynch international securities offering programs, Bank of America agreed to guarantee debt securities, warrants and/or certificates issued by certain subsidiaries of ML & Co. on a going forward basis. All existing ML & Co. guarantees of securities issued by those same Merrill Lynch subsidiaries under various international securities offering programs will remain in full force and effect as long as those securities are outstanding, and Bank of America has not assumed any of those prior ML & Co. guarantees or otherwise guaranteed such securities. There were approximately $900 million of securities guaranteed by Bank of America at December 31, 2009.

Following the completion of Bank of America’s acquisition of Merrill Lynch, ML & Co. became a subsidiary of Bank of America and established intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these intercompany agreements is a $75 billion one-year, revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America for operating requirements at a spread to LIBOR that is reset periodically and is consistent with other intercompany agreements. This credit line was renewed effective January 1, 2010 with a maturity date of January 1, 2011. The credit line will automatically be extended by one year to the succeeding January 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. The agreement does not contain any financial or other covenants. During 2009, ML & Co. periodically borrowed against the line of credit. There were no outstanding borrowings against the line of credit at December 31, 2009.

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

Total borrowings at December 31, 2009 and December 26, 2008, which are comprised of short-term borrowings, long-term borrowings and junior subordinated notes (related to trust preferred securities), consisted of the following:

(dollars in millions)

	Successor Company	Predecessor Company
	December 31,	December 26,
	2009	2008

Senior debt	$89,251	$152,213
Senior structured notes	49,187	58,589
Subordinated debt	11,115	13,317
Junior subordinated notes (related to trust preferred securities)	3,552	5,256
Other subsidiary financing	2,699	13,454

Total	$155,804	$242,829

Borrowings and deposits at December 31, 2009 and December 26, 2008, are presented below:

(dollars in millions)

	Successor Company	Predecessor Company
	December 31,	December 26,
	2009	2008

Short-term borrowings
Commercial paper(1)	$-	$20,104
Secured short-term borrowings(2)	-	14,137
Other unsecured short-term borrowings	853	3,654

Total	$853	$37,895

Long-term borrowings(3)
Fixed-rate obligations(4)	$74,131	$101,403
Variable-rate obligations(5)(6)	77,252	96,511
Other obligations and Zero-coupon contingent convertible debt (LYONs®)	16	1,764

Total	$151,399	$199,678

Deposits
U.S.(7)	$-	$79,528
Non-U.S.	15,187	16,579

Total	$15,187	$96,107

(1)	The decrease in commercial paper from December 26, 2008 reflects the repayment of borrowings under the Federal Reserve’s liquidity backstop for U.S. issuers of commercial paper and the FDIC’s Temporary Liquidity Guarantee Program.
(2)	2008 balance included borrowings from Federal Home Loan Banks and borrowings under a secured bank credit facility.
(3)	Excludes junior subordinated notes (related to trust preferred securities).
(4)	Fixed-rate obligations are generally swapped to variable rates.
(5)	Variable interest rates are generally based on rates such as LIBOR, the U.S. Treasury Bill Rate, or the Federal Funds Rate.
(6)	Includes structured notes.
(7)	The reduction in U.S. deposits from December 26, 2008 reflects the sale of MLBUSA and MLBT-FSB to Bank of America during 2009.

See Note 5 for additional information on the fair value of long-term borrowings.

The weighted-average interest rates for borrowings at December 31, 2009 and December 26, 2008 (excluding structured products) were as follows:

	Successor Company	Predecessor Company
	December 31,	December 26,
	2009	2008

Short-term borrowings	2.04%	2.95%
Long-term borrowings	3.73	4.65
Junior subordinated notes (related to trust preferred securities)	6.93	6.83

Long-Term Borrowings

At December 31, 2009, long-term borrowings mature as follows:

(dollars in millions)

Less than 1 year	$31,680	21%
1 – 2 years	19,867	13
2+ – 3 years	18,760	12
3+ – 4 years	21,246	14
4+ – 5 years	17,210	11
Greater than 5 years	42,636	29

Total	$151,399	100%

Certain long-term borrowing agreements contain provisions whereby the borrowings are redeemable at the option of the holder (“put” options) at specified dates prior to maturity. These borrowings are reflected in the above table as maturing at their put dates, rather than their contractual maturities. However, Merrill Lynch believes that a portion of such borrowings will remain outstanding beyond their earliest redemption date.

The maturity of certain structured notes whose coupon or repayment terms are linked to the performance of debt and equity securities, indices, currencies or commodities may be accelerated based on the value of a referenced index or security, in which case Merrill Lynch may be required to immediately settle the obligation for cash or other securities. These notes are included in the portion of long-term debt maturing in less than a year.

Senior and subordinated debt obligations did not contain provisions that could, upon an adverse change in ML & Co.’s credit rating, financial ratios, earnings, cash flows, trigger a requirement for an early payment, additional collateral support, changes in terms, acceleration of maturity, or the creation of an additional financial obligation, except for an immaterial amount of Floating Rate Liquid Yield Option Notes or “LYONs”.

Floating Rate LYONs

The completion of Bank of America’s acquisition of Merrill Lynch on January 1, 2009, constituted a change in control event under the terms of the LYONs. This required Merrill Lynch to offer to repurchase the LYONs at the accreted price of $1,095.98 for each $1,000 original principal amount. During the year ended December 31, 2009, Merrill Lynch repurchased $1.6 billion original principal amount of LYONs for an aggregate price of approximately $1.75 billion. At December 31, 2009, $2.3 million of original principal amount of the LYONs remained outstanding.

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

The following table summarizes Merrill Lynch’s trust preferred securities as of December 31, 2009.

(dollars in millions)
		AGGREGATE
		PRINCIPAL
		AMOUNT	AGGREGATE
		OF TRUST	PRINCIPAL	ANNUAL		EARLIEST
	ISSUE	PREFERRED	AMOUNT	DISTRIBUTION	STATED	REDEMPTION
TRUST	DATE	SECURITIES	OF NOTES	RATE	MATURITY	DATE

ML Preferred Capital Trust III	Jan–1998	$750	$900	7.00%	Perpetual	Mar–2008
ML Preferred Capital Trust IV	Jun–1998	400	480	7.12	Perpetual	Jun–2008
ML Preferred Capital Trust V	Nov–1998	850	1,021	7.28	Perpetual	Sep–2008
ML Capital Trust I	Dec–2006	1,050	1,051	6.45	Dec–2066(1)	Dec–2011
ML Capital Trust II	May–2007	950	951	6.45	Jun–2062(2)	Jun–2012
ML Capital Trust III	Aug–2007	750	751	7.375	Sep–2062(3)	Sep–2012

Total		$4,750(4)	$5,154

(1)	Merrill Lynch has the option to extend the maturity of the junior subordinated note until December 2086.
(2)	Merrill Lynch has the option to extend the maturity of the junior subordinated note until June 2087.
(3)	Merrill Lynch has the option to extend the maturity of the junior subordinated note until September 2087.
(4)	Includes related investments of $25 million.

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

Deposits

Deposits at December 31, 2009 and December 26, 2008, are presented below:

(dollars in millions)
	Successor Company	Predecessor Company
	December 31,	December 26,
	2009	2008

U.S.
Savings and Demand Deposits(1)	$-	$71,377
Time Deposits	-	8,151

Total U.S. Deposits(2)	-	79,528

Non-U.S.
Non-interest bearing	1,104	664
Interest bearing	14,083	15,915

Total Non-U.S. Deposits	15,187	16,579

Total Deposits	$15,187	$96,107

(1)	Includes $1.9 billion of non-interest bearing demand deposits at December 26, 2008.
(2)	The reduction in U.S. deposits from December 26, 2008 reflects the sale of MLBUSA and MLBT-FSB to Bank of America during 2009.

Certificates of deposit and other time deposit accounts issued in amounts of $100,000 or more totaled $6.5 billion at December 26, 2008.

The effective weighted-average interest rate for deposits, which includes the impact of hedges, was 0.5% and 0.9% at December 31, 2009 and December 26, 2008, respectively. The fair values of deposits approximated carrying values at December 31, 2009 and December 26, 2008.

Other

Merrill Lynch also obtains standby letters of credit from issuing banks to satisfy various counterparty collateral requirements, in lieu of depositing cash or securities collateral. Such standby letters of credit aggregated $1.4 billion and $2.6 billion at December 31, 2009 and December 26, 2008, respectively.

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

On July 28, 2008, Merrill Lynch issued an aggregate of 12,000 shares of newly issued 9% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 2, par value $1.00 per share and liquidation preference $100,000 per share (the “Series 2 convertible preferred stock”). On July 29, 2008, Merrill Lynch issued an aggregate of 5,000 shares of newly issued 9% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 3, par value $1.00 per share and liquidation preference $100,000 per share (the “Series 3 convertible preferred stock” and, together with the Series 2 convertible preferred stock, the “new convertible preferred stock”). The new convertible preferred stock remained issued and outstanding subsequent to the acquisition by Bank of America, but is now convertible into Bank of America common stock. Each share of the Series 2 and Series 3 convertible preferred stock will be converted on October 15, 2010 into a maximum of 2,605 shares and 3,820 shares, respectively, of Bank of America’s common stock; however, they are optionally convertible prior to that date into 2,227 shares and 3,265 shares, respectively, of Bank of America’s common stock.

Common Stock

As of the completion of the acquisition of Merrill Lynch by Bank of America, each outstanding share of ML & Co. common stock was converted into 0.8595 shares of Bank of America common stock. Since January 1, 2009, there have been 1,000 shares of ML & Co. common stock outstanding, all of which are owned by Bank of America.

In connection with Merrill Lynch’s July 2008 offering of common stock, a $2.5 billion payment to affiliates and transferees of Temasek Holdings (Private) Limited was recorded as an expense in the Consolidated Statements of Earnings/(Loss) for the year ended December 26, 2008.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss represents cumulative gains and losses on items that are not reflected in Merrill Lynch’s net earnings/(loss). The balances at December 31, 2009 and December 26, 2008 are as follows:

(dollars in millions)
	Successor Company	Predecessor Company
	December 31,	December 26,
	2009	2008

Foreign currency translation adjustment
Net unrealized losses	$(597)	$(942)
Income taxes	691	197

Total	94	(745)

Unrealized gains/(losses) on investment securities available-for-sale
Net unrealized gains/(losses)	105	(10,099)
Income taxes	(58)	4,061

Total	47	(6,038)

Deferred gains on cash flow hedges
Deferred gains	1	135
Income taxes	(1)	(54)

Total	-	81

Defined benefit pension and postretirement plans
Net actuarial (losses)/gains	(417)	538
Net prior service cost	-	66
Foreign currency translation gain	-	53
Adjustment to apply change in measurement date	-	2
Income taxes	164	(275)

Total	(253)	384

Total accumulated other comprehensive loss	$(112)	$(6,318)

Earnings Per Share

Basic EPS is calculated by dividing earnings applicable to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents the computations of basic and diluted EPS for 2008 and 2007. For 2009, such amounts are not presented as Merrill Lynch was a wholly-owned subsidiary of Bank of America during that period.

(dollars in millions, except per share amounts)

	Successor Company	Predecessor Company
	Year Ended	Year Ended	Year Ended
	December 31,	December 26,	December 28,
	2009	2008	2007

Net earnings/(loss) from continuing operations	$4,736	$(27,551)	$(8,637)
Net (loss)/earnings from discontinued operations	-	(61)	860
Preferred stock dividends	(153)	(2,869)	(270)

Net earnings/(loss) applicable to common shareholders — for basic EPS	$4,583	$(30,481)	$(8,047)
Net earnings/(loss) applicable to common shareholders — for diluted EPS(1)	$4,583	$(30,481)	$(8,047)

(shares in thousands)
Weighted-average basic shares outstanding(2)
	N/A	1,225,611	830,415
Effect of dilutive instruments	N/A	-	-

Diluted Shares(3)	N/A	1,225,611	830,415

Basic EPS from continuing operations	N/A	$(24.82)	$(10.73)
Basic EPS from discontinued operations	N/A	(0.05)	1.04

Basic EPS	N/A	$(24.87)	$(9.69)

Diluted EPS from continuing operations	N/A	$(24.82)	$(10.73)
Diluted EPS from discontinued operations	N/A	(0.05)	1.04

Diluted EPS	N/A	$(24.87)	$(9.69)

Common shares outstanding at period end	1	1,600,253	936,040

N/A Earnings per share data is not provided for the year ended December 31, 2009 as Merrill Lynch was a wholly-owned subsidiary of Bank of America during that period.

(1)	Due to the net loss for the year ended December 26, 2008, inclusion of the incremental shares on the Mandatory Convertible Preferred Stock would be antidilutive and, therefore, those shares have not been included as part of the Diluted EPS calculation. See Mandatory Convertible section above for additional information.
(2)	Includes shares exchangeable into common stock in 2008 and 2007.
(3)	Due to the net loss for the years ended December 26, 2008 and December 28, 2007, the Diluted EPS calculation excluded 585 million and 192 million instruments, respectively, as they were antidilutive.

Basic and diluted loss per common share for the period from December 27, 2008 to December 31, 2008 were both $0.10 per common share. The related weighted average shares outstanding used to compute both basic and diluted loss per common share was 1,600.3 million shares.

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

Merrill Lynch believes it has strong defenses to, and where appropriate, will vigorously contest many of these matters. Given the number of these matters, some are likely to result in adverse judgments, penalties, injunctions, fines, or other relief. Merrill Lynch may explore potential settlements before a case is taken through trial because of the uncertainty, risks, and costs inherent in the litigation process. In accordance with applicable accounting guidance, Merrill Lynch establishes reserves for litigation matters when those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, Merrill Lynch does not establish reserves. In some of the matters described below, loss contingencies are not both probable and estimable in the view of Merrill Lynch, and, accordingly, reserves have not been established for those matters. Based on current knowledge, Merrill Lynch does not believe that loss contingencies, if any, arising from pending litigation matters, including the litigation matters described below, will have a material adverse effect on its consolidated financial position or liquidity, but may be material to its results of operations for any particular reporting period.

Specific Litigation

Adelphia Litigation

Adelphia Recovery Trust is the plaintiff in a lawsuit pending in the U.S. District Court for the Southern District of New York, entitled Adelphia Recovery Trust v. Bank of America, N.A., et al. The lawsuit was filed on July 6, 2003 and originally named over 700 defendants, including ML & Co., Merrill Lynch Capital Corporation (“MLCC”), and other affiliated entities, and asserted over 50 claims under federal statutes and state common law relating to loans and other services provided to various affiliates of Adelphia Communications Corporation (“ACC”) and entities owned by members of the founding family of ACC. The plaintiff seeks compensatory damages of approximately $5 billion, plus fees, costs and exemplary damages. The District Court granted in part defendants’ motions to dismiss, which resulted in the dismissal of approximately 650 defendants from the lawsuit. The plaintiff appealed the dismissal decision. The primary claims remaining against ML & Co. and MLCC include fraud, aiding and abetting fraud, and aiding and abetting breach of fiduciary duty. There are several pending defense motions for summary judgment. Trial is scheduled for September 13, 2010.

Auction Rate Litigation

On March 25, 2008, a putative class action, Burton v. Merrill Lynch & Co., Inc., et al., was filed in the U.S. District Court for the Southern District of New York against ML & Co. and MLPF&S on behalf of persons who purchased and continue to hold ARS offered for sale by MLPF&S between March 25, 2003 and February 13, 2008. The complaint alleges, among other things, that MLPF&S failed to disclose material facts about ARS. A similar action, captioned Stanton v. Merrill Lynch & Co., Inc., et al., was filed the next day in the same court. On October 31, 2008, the two cases were consolidated under the caption In Re Merrill Lynch Auction Rate Securities Litigation, and on December 10, 2008, plaintiffs filed a consolidated class action amended complaint. Plaintiffs seek to recover alleged losses in the market value of ARS allegedly caused by the decision of Merrill Lynch to discontinue supporting auctions for the ARS. On February 27, 2009, defendants filed a motion to dismiss the consolidated amended complaint. On May 22, 2009, the plaintiffs filed a second amended consolidated complaint. On July 24, 2009, Merrill Lynch filed a motion to dismiss the second amended consolidated complaint.

Mayor and City Council of Baltimore Maryland v. Citigroup, Inc., et al. and Russell Mayfield, et al. v. Citigroup, Inc., et al.: On September 4, 2008, plaintiffs filed two purported class actions under the antitrust laws against over a dozen defendants, including Merrill Lynch, in the U.S. District Court for the Southern District of New York. Plaintiffs allege that the defendants colluded in connection with their ARS practices. The plaintiffs in City Council of Baltimore seek to represent a class of issuers of ARS underwritten by the defendants between May 12, 2003 and February 13, 2008 who seek to recover the alleged above-market interest payments they claim they were forced to make when Merrill Lynch and others allegedly discontinued supporting ARS. The plaintiffs who also purchased ARS also seek to recover claimed losses in the market value of those securities allegedly caused by the decision of the financial institutions to discontinue supporting auctions for the securities. These plaintiffs seek treble damages and seek to rescind at par their purchases of ARS. The plaintiffs in Mayfield seek to represent a class of persons who acquired ARS directly from defendants and who held those securities as of February 13, 2008. Plaintiffs seek to recover alleged losses in the market value of ARS allegedly caused by the decision of Merrill Lynch and others to discontinue supporting auctions for the securities. Plaintiffs seek treble damages and seek to rescind at par their purchases of ARS. On January 15, 2009, defendants, including Merrill Lynch, moved to dismiss the complaints. On January 25, 2010, the District Court dismissed the two cases with prejudice. On March 1, 2010, plaintiffs filed a notice of appeal.

Since October 2007, additional arbitrations and individual lawsuits have been filed against MLPF&S and in some cases ML & Co. by parties who purchased ARS. Plaintiffs in these cases, which assert substantially the same types of claims, allege that defendants manipulated the market for, and failed to disclose material facts about, ARS. Plaintiffs seek compensatory damages totaling in excess of $1.5 billion, rescission and, in some cases, punitive damages, among other relief.

Bank Sweep Programs Litigation

DeBlasio v. Merrill Lynch, et al.: On January 12, 2007, a purported class action was brought against MLPF&S and other securities firms in the U.S. District Court for the Southern District of New York alleging that their bank sweep programs violated state law because their terms were not adequately disclosed to customers. On May 1, 2007, plaintiffs filed an amended complaint, which added additional defendants. On November 12, 2007, defendants filed motions to dismiss the amended complaint.

On July 27, 2009, the U.S. District Court for the Southern District of New York entered an order dismissing the complaint with prejudice. The plaintiffs filed a notice of intent to appeal the court’s decision. Plaintiffs withdrew their notice of intent to appeal following a settlement among the parties in December 2009 for an amount that was not material to Merrill Lynch’s consolidated financial statements.

Bank of America Merger Matters

On September 25, 2009, plaintiffs in the securities actions consolidated in the U.S. District Court for the Southern District of New York under the caption In re Bank of America Securities, Derivative and Employment Retirement Income Security Act (ERISA) Litigation filed a consolidated amended class action complaint. The amended complaint is brought on behalf of a purported class, which consists of purchasers of Bank of America common and preferred securities between September 15, 2008 and January 21, 2009, holders of Bank of America’s common stock or Series B Preferred Stock as of October 10, 2008 and purchasers of Bank of America’s common stock issued in the offering that occurred on or about October 7, 2008, and names as defendants Bank of America, Merrill Lynch and certain of their present or former directors, officers and affiliates. As to Merrill Lynch, the amended complaint alleges violations of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934, and SEC rules promulgated thereunder, based on, among other things, alleged false statements and omissions related to the financial condition and 2008 fourth quarter losses experienced by Merrill Lynch and bonus payments to Merrill Lynch employees. The amended complaint also alleges violations of Sections 11 and 12(a)(2) of the Securities Act of 1933 against MLPF&S based on, among other things, alleged false statements and omissions related to bonus payments to Merrill Lynch employees and the benefits and impact of the merger on Bank of America in connection with an October 7, 2008 secondary offering of Bank of America common stock. The amended complaint seeks unspecified damages and other relief. On November 24, 2009, defendants moved to dismiss the consolidated amended class action complaint.

On December 22, 2009, Bank of America, Merrill Lynch and certain of their current and former officers were named in a purported class action filed in the U.S. District Court for the Southern District of New York, Iron Workers of Western Pennsylvania Pension Plan v. Bank of America Corp., et al. The action is purportedly brought on behalf all persons who purchased or acquired certain Corporation debt securities between September 15, 2008 and January 21, 2009 and alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC rules promulgated thereunder, based on, among other things, alleged false statements and omissions related to (i) the financial condition and 2008 fourth quarter losses experienced by Bank of America and Merrill Lynch; (ii) due diligence conducted by Bank of America in connection with its acquisition of Merrill Lynch; (iii) bonus payments to Merrill Lynch employees; and (iv) Bank of America’s contacts with government officials regarding Bank of America’s consideration of invoking the material adverse change clause in the merger agreement and the possibility of obtaining government assistance in completing the acquisition of Merrill Lynch. The complaint seeks unspecified damages and other relief. The parties in the securities actions in the In re Bank of America Securities, Derivative and Employment Retirement Income Security Act (ERISA) Litigation have requested that the District Court consolidate this action with their actions.

On January 13, 2010, Bank of America, Merrill Lynch and certain of Bank of America’s current and former officers and directors were named in a purported class action filed in the U.S. District Court for the Southern District of New York entitled Dornfest v. Bank of America Corp., et al. The action is purportedly brought on behalf of investors in Bank of America option contracts between September 15, 2008 and January 22, 2009 and alleges that during the class period approximately 9.5 million Bank of America call option contracts and approximately 8 million Bank of America put option contracts were already traded on seven of the Options Clearing Corporation exchanges. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC rules promulgated thereunder, based on, among other things, alleged false statements and omissions related to (i) the financial condition and 2008 fourth quarter losses experienced by Bank of America and Merrill Lynch; (ii) due diligence conducted by Bank of America in connection with its acquisition of Merrill Lynch; (iii) bonus payments to Merrill Lynch employees; and (iv) certain defendants’ contacts with government officials regarding Bank of America’s consideration of invoking the material adverse change clause in the merger agreement and the possibility of Bank of America obtaining additional government assistance in completing the acquisition of Merrill Lynch. The plaintiff class allegedly suffered damages because they invested in Bank of America option contracts at allegedly artificially inflated prices and were adversely affected as the artificial inflation was removed from the market price of the securities. The complaint seeks unspecified damages and other relief. Plaintiffs in the securities actions in the In re Bank of America Securities, Derivative and Employment Retirement Income Security Act (ERISA) Litigation have requested that the District Court consolidate this action with their actions.

Benistar

Gail A. Cahaly, et al. v. Benistar Property Exchange Trust Company, Inc, et al.: In a matter filed on August 1, 2001, in the Superior Court of the Commonwealth of Massachusetts, Suffolk County, plaintiffs allege that MLPF&S aided and abetted a fraud and breach of fiduciary duty allegedly perpetrated by Benistar, a former client of MLPF&S. In 2002, following a trial, a jury rendered a verdict requiring MLPF&S to pay plaintiffs $8.6 million in compensatory damages. After the court granted MLPF&S’s motion to vacate the verdict, the court granted plaintiffs’ motion for a new trial. On June 25, 2009, the jury in the second trial found in favor of the plaintiffs on all counts. The damages phase of the trial will begin on June 21, 2010. The plaintiffs have filed discovery-related sanctions motions.

Enron Litigation

On April 8, 2002, ML & Co. and MLPF&S (collectively Merrill Lynch) were added as defendants in a consolidated class action, entitled Newby v. Enron Corp. et al., filed in the U.S. District Court for the Southern District of Texas on behalf of certain purchasers of Enron’s publicly traded equity and debt securities. The complaint alleges, among other things, that Merrill Lynch engaged in improper transactions that helped Enron misrepresent its earnings and revenues. On March 5, 2009, the court granted Merrill Lynch’s motion for summary judgment and dismissed the claims against Merrill Lynch with prejudice. Subsequently, the lead plaintiff, Merrill Lynch and certain other defendants filed a motion to dismiss and for entry of final judgment. The court granted the motion on December 2, 2009 and dismissed all claims against Merrill Lynch with prejudice.

Illinois Funeral Directors Association Matters

Various state, federal and self-regulatory organization (“SRO”) entities have been investigating the role of Merrill Lynch Life Agency, Inc. (“MLLA”) and/or MLPF&S in selling certain life insurance policies to a trust established by the Illinois Funeral Directors Association (“IFDA”) that received certain proceeds from pre-need funeral contracts purchased by Illinois residents. On May 18, 2009, the Illinois Department of Financial and Professional Regulation Division of Insurance (the “Department”) and MLLA entered into a Stipulation and Consent Order (“Consent Order”), which was amended as of February 22, 2010, by which MLLA agreed, among other things, to contribute $18 million to a fund to benefit certain affected funeral directors and purchasers of pre-need funeral contracts. MLLA and MLPF&S continue to cooperate with other state, federal and SRO entities that have ongoing investigations relating to the IFDA trust.

On July 7, 2009, a purported class action, Fred C. Dames Funeral Homes, Inc., et al., v. Daniel W. Hynes, the Illinois Office of the Comptroller, et al., was filed in the Circuit Court of Cook County, Illinois on behalf of certain funeral directors who are seeking to void the Consent Order in its entirety, and are asking for a declaratory judgment against the Illinois Comptroller (“IOC”), the Department, MLPF&S, MLLA and Merrill Lynch Bank & Trust Co., FSB that only certain terms of the Consent Order are unenforceable; an injunction against the Department and the IOC from taking further action; and recovery of attorneys’ fees. The plaintiffs, IOC and Department filed cross-motions for summary judgment that focus on the authority of the IOC and Department to enter into the Consent Order or impose other regulatory actions in connection with the IFDA trust. On February 24, 2010, the Circuit Court entered a Memorandum Opinion and Order, granting the plaintiffs’ motion for summary judgment and denying the IOC’s and Department’s motions for summary judgment, and finding that the Department and IOC lacked authority to enter into the Consent Order to the extent it affected the rights of non-regulated third parties.

In addition, several lawsuits have been filed in Illinois state and federal courts seeking damages relating to the IFDA trust against both MLLA and MLPF&S. On January 28, 2009, a purported derivative action on behalf of six funeral homes, Calvert Funeral Homes Ltd., et al. v. Robert W. Ninker, et al., was filed in the Circuit Court of Cook County, Illinois against MLLA and MLPF&S, along with other defendants, for breach of purported fiduciary duties, negligence, tortious inducement of breach of fiduciary duty, civil conspiracy, fraud, and unjust enrichment. The amended complaint seeks unspecified damages, declaratory relief, disgorgement of all fees, commissions and “revenues” received by MLPF&S and MLLA, punitive damages, attorneys’ fees and an accounting. MLPF&S and MLLA, among others, have moved to dismiss the complaint and to compel arbitration in accordance with MLPF&S’s arbitration agreements with IFDA and IFDA Services, Inc. (“IFDA Services”).

On June 16, 2009, a purported class action on behalf of a proposed class of pre-need contract holders, David Tipsword as Trustee of Mildred E. Tipsword Trust, individually and on behalf of all others similarly situated v. I.F.D.A. Services Inc., et al., was filed in the U.S. District Court for the Southern District of Illinois against MLPF&S, among other defendants. The complaint alleges that MLPF&S breached purported fiduciary duties and committed negligence. MLPF&S has filed a motion to dismiss the complaint, with prejudice. Prior to considering the motion of MLPF&S, however, the District Court, pursuant to the motion of IFDA, IFDA Services, and affiliated officers and directors of IFDA, entered an order staying the action in all respects, including MLPF&S’s motion to dismiss. The complaint seeks unspecified compensatory and punitive damages for the class, attorneys’ fees and costs.

On June 30, 2009, a purported class action on behalf of a proposed class of funeral directors, Clancy-Gernon Funeral Home, Inc., et al. v. MLPF&S, et al., was filed in the Circuit Court of Cook County, Illinois, alleging that MLPF&S and MLLA, among other defendants, committed consumer fraud, civil conspiracy, unjust enrichment, and conversion. MLPF&S and MLLA removed the complaint to the U.S. District Court for the Northern District of Illinois. Plaintiffs filed a motion to remand the case to the Circuit Court for Cook County or to transfer the case to the U.S. District Court for the Southern District of Illinois. MLPF&S and MLLA opposed the motion. On or about November 17, 2009, the District Court denied the motion to remand, but granted the motion to transfer the case to the Southern District. On or about December 23, 2009, the plaintiffs filed a second amended complaint in the U.S. District Court for the Southern District of Illinois. The second amended complaint seeks unspecified damages, declaratory relief, disgorgement of all fees, commissions and “revenues” received by MLPF&S and MLLA, punitive damages, attorneys’ fees and an accounting. On January 26, 2010, MLPF&S filed a motion to consolidate the Clancy-Gernon action with the Tipsword action, and to extend the stay entered in the Tipsword action to the combined proceedings.

IndyMac

On January 20, 2009, MLPF&S in its capacity as underwriter, along with IndyMac MBS, IndyMac ABS, and other underwriters and individuals, was named as a defendant in a putative class action complaint, entitled IBEW Local 103 v. Indymac MBS et al., filed in the Superior Court of the State of California, County of Los Angeles, by purchasers of IndyMac mortgage pass-through certificates. The complaint alleges, among other things, that the mortgage loans underlying these securities were improperly underwritten and failed to comply with the guidelines and processes described in the applicable registration statements and prospectus supplements, in violation of Sections 11 and 12 of the Securities Act of 1933, and seeks unspecified compensatory damages and rescission, among other relief.

On May 14, 2009 and June 29, 2009, two new putative class action complaints, entitled Police & Fire Retirement System of the City of Detroit v. IndyMac MBS, Inc., et al. and Wyoming State Treasurer, et al. v. John Olinski, et al., respectively, were filed in the U.S. District Court for the Southern District of New York. MLPF&S was not named a defendant in either of these cases. The allegations, claims, and remedies sought in these cases are substantially similar to those in the IBEW Local 103 case, which named MLPF&S as a defendant.

On July 29, 2009, Police & Fire Retirement System of the City of Detroit v. IndyMac MBS, Inc., et al. and Wyoming State Treasurer, et al. v. John Olinski, et al., were consolidated by the U.S. District Court for the Southern District of New York, and a consolidated amended complaint was filed on October 9, 2009. The consolidated complaint named Bank of America, and not MLPF&S, as a defendant based on an allegation that Bank of America is the “successor-in-interest” to MLPF&S. Prior to the consolidation of these matters, the IBEW Local 103 v. IndyMac MBS et al. case was voluntarily dismissed by plaintiffs, and its allegations and claims are incorporated into the consolidated amended complaint. A motion to dismiss the consolidated amended complaint was filed on November 23, 2009.

In re Initial Public Offering Securities Litigation

Beginning in 2001, ML & Co., MLPF&S, other underwriters, and various issuers and others, were named as defendants in certain putative class action lawsuits that have been consolidated in the

U.S. District Court for the Southern District of New York as In re Initial Public Offering Securities Litigation. Plaintiffs contend that the defendants failed to make certain required disclosures and manipulated prices of securities sold in initial public offerings through, among other things, alleged agreements with institutional investors receiving allocations to purchase additional shares in the aftermarket, and seek unspecified damages. The parties reached an agreement to settle the matter, and on October 5, 2009, the U.S. District Court for the Southern District of New York granted final approval of the settlement. Merrill Lynch’s portion of the amount was not material to its consolidated financial statements. Certain objectors to the settlement have filed an appeal of the District Court’s certification of the settlement class to the U.S. Court of Appeals for the Second Circuit.

Lehman Brothers Litigation

Beginning in September 2008, MLPF&S, among other underwriters and individuals, was named as a defendant in several putative class action complaints filed in the U.S. District Court for the Southern District of New York and state courts in Arkansas, California, New York and Texas. Plaintiffs allege that the underwriter defendants violated Sections 11 and 12 of the Securities Act of 1933 by making false or misleading disclosures in connection with various debt and convertible stock offerings of Lehman Brothers Holdings, Inc., and seek unspecified damages. All cases against the defendants have now been transferred or conditionally transferred to the multi-district litigation captioned In re Lehman Brothers Securities and ERISA Litigation pending in the U.S. District Court for the Southern District of New York. MLPF&S and other defendants moved to dismiss the consolidated amended complaint.

Lyondell Litigation

On July 23, 2009, an adversary proceeding, entitled Official Committee of Unsecured Creditors v. Citibank, N.A., et al., was filed in the United States Bankruptcy Court for the Southern District of New York. This adversary proceeding, in which MLPF&S, MLCC and more than 50 other individuals and entities were named as defendants, relates to ongoing Chapter 11 bankruptcy proceedings in In re Lyondell Chemical Company, et al. The plaintiff in the adversary proceeding, the Official Committee of Unsecured Creditors of Lyondell Chemical Company (the “Committee”), alleged in its complaint that certain loans made and liens granted in connection with the December 20, 2007 merger between Lyondell Chemical Company and Basell AF S.C.A. were voidable fraudulent transfers under state and federal fraudulent transfer laws. The Committee sought both to avoid the obligations under these loans and to recover fees and interest paid in connection therewith. The Committee also sought unspecified damages from MLPF&S for allegedly aiding and abetting a breach of fiduciary duty in connection with its role as advisor to Basell’s parent company, Access Industries.

On October 1, 2009, a second adversary proceeding entitled The Wilmington Trust Co. v. LyondellBasell Industries AF S.C.A., et al., was filed in the U.S. Bankruptcy Court for the Southern District of New York. This adversary proceeding, in which MLPF&S, MLCC and MLIB, along with more than 70 other entities, are named defendants, was filed by the Successor Trustee for holders of certain Lyondell senior notes, and asserts causes of action for declaratory judgment, breach of contract, and equitable subordination. The complaint alleges that the 2007 leveraged buyout of Lyondell violated a 2005 intercreditor agreement executed in connection with the August 2005 issuance of the Lyondell senior notes and therefore asks the Bankruptcy Court to declare the 2007 intercreditor agreement, and specifically the debt priority provisions contained therein, null and void. The breach of contract action, brought against MLCC and one other entity as signatories to the 2005 intercreditor agreement, seeks unspecified damages. The equitable subordination action is brought against all defendants and seeks to subordinate the bankruptcy claims of those defendants to the claims of the holders of the Lyondell senior notes. A motion to dismiss this complaint has been filed.

On February 16, 2010, certain defendants, including MLPF&S, MLCC and MLIB, advised the Bankruptcy Court that they have reached a settlement in principle with the Lyondell debtors in bankruptcy, the Committee and Wilmington Trust that would dispose of all claims asserted against MLPF&S, MLCC and MLIB in these adversary proceedings. This settlement is not material to Merrill Lynch’s Consolidated Financial Statements and is subject to Bankruptcy Court approval.

MBIA Insurance Corporation CDO Litigation

MBIA Insurance Corporation and LaCrosse Financial Products, LLC v. Merrill Lynch Pierce Fenner and Smith Inc., and Merrill Lynch International: On April 30, 2009, MBIA Insurance Corporation and LaCrosse Financial Products, LLC filed a complaint in New York State Supreme Court, New York County, against MLPF&S and Merrill Lynch International (“MLI”). The complaint relates to certain credit default swap agreements and insurance agreements by which plaintiffs provided credit protection to the Merrill Lynch entities and other parties on certain collateralized debt obligation (“CDO”) securities held by them. Plaintiffs claim that the Merrill Lynch entities did not adequately disclose the credit quality and other risks of the CDO securities and underlying collateral. The complaint alleges claims for fraud, negligent misrepresentation and breach of contract, among other claims, and seeks rescission and unspecified compensatory and punitive damages, among other relief. Defendants filed a motion to dismiss on July 1, 2009.

Mediafiction Litigation

Approximately a decade ago, MLIB acted as manager for a $284 million issuance of notes for an Italian library of movies, backed by the future flow of receivables to such movie rights. Mediafiction S.p.A. (“Mediafiction”) was responsible for collecting payments in connection with the rights to the movies and forwarding the payments to MLIB for distribution to note holders. Mediafiction failed to make the required payments to MLIB and subsequently filed for protection under the bankruptcy laws of Italy. On July 18, 2006, MLIB filed an opposition to have its claims recognized in the Mediafiction bankruptcy proceeding for amounts that Mediafiction failed to pay on the notes. Thereafter, Mediafiction filed a counterclaim alleging that the agreement between MLIB and Mediafiction was null and void and seeking return of the payments previously made by Mediafiction to MLIB. In October 2008, the Court of Rome granted Mediafiction’s counter claim against MLIB in the amount of $137 million. MLIB has appealed the court’s ruling to the Court of Appeals of the Court of Rome.

Municipal Derivatives Litigation

In re Municipal Derivatives Antitrust Litigation:  Beginning in March 2008, antitrust actions were filed against dozens of financial institutions and other defendants, including ML & Co., in federal courts in the District of Columbia, New York and elsewhere. Plaintiffs in those cases purport to represent classes of government and private entities that purchased municipal derivatives from defendants. The complaints allege that defendants conspired to allocate customers and fix or stabilize the prices of certain municipal derivatives from 1992 through the present. The plaintiffs’ complaints seek unspecified damages, including treble damages. On June 18, 2008, these lawsuits were consolidated for pre-trial proceedings in the In re Municipal Derivatives Antitrust Litigation, pending in the U.S. District Court for the Southern District of New York, and on August 22, 2008, plaintiffs filed a Consolidated Amended Class Action Complaint in this matter. On October 21, 2008, Merrill Lynch and other defendants filed a joint motion to dismiss. Briefing on the motion was completed on January 21, 2009. By decision and order dated April 29, 2009, the U.S. District Court for the Southern District of New York granted the joint motion of Merrill Lynch and certain other defendants to dismiss the Consolidated Amended Class Action Complaint. The court gave plaintiffs twenty days to file an amended complaint. Merrill Lynch was not named as a defendant in the Second Consolidated Amended Complaint filed on June 18, 2009.

Merrill Lynch and other financial institutions have also been named in several related individual suits originally filed in California state courts on behalf of a number of cities and counties in California. These complaints allege a substantially similar conspiracy and originally asserted violations of California’s Cartwright Act, as well as fraud and deceit claims. All of these state complaints were removed to federal court and have been transferred to the In re Municipal Derivatives Antitrust Litigation. Plaintiffs in these individual cases amended their complaints on September 15, 2009. These amended complaints continue to allege a substantially similar conspiracy and now assert violations of the Sherman Act and California’s Cartwright Act. Counsel for plaintiffs in these actions has filed six additional suits in the U.S. District Courts for the Eastern and Central Districts of California. All of these cases allege a substantially similar conspiracy and violations of the Sherman and Cartwright

Acts, and seek unspecified damages and, in some cases, treble damages. All six cases are in the process of being transferred for consolidation in the In re Municipal Derivatives Antitrust Litigation.

Region of Puglia, Italy Criminal Investigation

On February 3, 2010, MLI was notified that it is under investigation by the Public Prosecutor in Bari, Puglia, Italy on the grounds that it might be liable for the alleged fraudulent conduct of an employee against the Region of Puglia in connection with (i) a bond issue by Region of Puglia in 2003 in which MLI acted as lead manager and bookrunner, and a related swap transaction in which MLIB was the counterparty and (ii) a further bond issue by the Region of Puglia in 2004 in which MLI was joint lead manager and bookrunner, and a related restructuring of the original swap transaction. On the same date, the MLI Milan Branch was served with an order seeking to attach approximately 73 million euro. The purpose of such an order is to freeze assets that could be subject to a confiscation order in the event that MLI is convicted. The Public Prosecutor has also ordered MLI to appear at a hearing to determine whether MLI should be banned from doing business with Italian public sector entities for a two-year period. An interim disqualification order was also served upon a current employee.

MLI intends to contest the proposed ban and the allegations made against it. MLI continues to respond to requests for information from other Italian prosecutors regarding similar transactions.

Subprime Mortgage-Related Litigation

In re Merrill Lynch & Co., Inc. Securities, Derivative, and ERISA Litigation:

On July 27, 2009, following dismissal without prejudice on February 17, 2009 of purported shareholder derivative actions pending against ML & Co. and MLPFS, an amended complaint was filed asserting derivative claims on behalf of ML & Co. and Bank of America against certain former officers and directors of ML & Co., including former directors of ML & Co. who currently serve as directors of Bank of America. The amended complaint seeks to hold the former officers and directors of ML & Co. liable for alleged breaches of fiduciary duty, unjust enrichment and corporate waste by, among other things permitting ML & Co. to engage in excessively risky business practices in connection with the underwriting of CDOs, approving a severance package for a former chief executive officer of ML & Co., causing ML & Co. to repurchase shares of its common stock at inflated prices, selling shares on the basis of inside information, and paying bonuses to ML & Co.’s senior management just prior to the consummation of the acquisition by Bank of America. The amended complaint seeks an unspecified amount of monetary damages, injunctive relief and an award of attorneys’ fees and expenses. On September 21, 2009, all defendants filed motions to dismiss the amended complaint.

On September 28, 2009, an action, entitled N.A. Lambrecht v. O’Neal, et al., was filed in the U.S. District Court for the Southern District of New York by a former Merrill Lynch shareholder. The plaintiff asserts double-derivative claims on behalf of Bank of America and Merrill Lynch and alleges causes of action for breach of fiduciary duty and corporate waste arising out of Merrill Lynch’s business practices in the underwriting of CDOs and for breach of fiduciary duty against certain former Merrill Lynch officers for allegedly selling shares of common stock on the basis of inside information. The complaint also alleges a breach of fiduciary duty and corporate waste by certain former Merrill Lynch officers in connection with the payment of incentive compensation to Merrill Lynch employees in December 2008 and alleges that certain Bank of America officers aided and abetted such breach. The complaint seeks an unspecified amount of monetary damages, equitable relief, including reimbursement of certain compensation and benefits paid to individual defendants, and an award of attorneys’ fees and expenses. On December 23, 2009, all defendants filed motions to dismiss the amended complaint.

Louisiana Sheriffs’ Pension & Relief Fund v. Conway, et al.

On October 3, 2008, a putative class action was filed against Merrill Lynch & Co., Inc., Merrill Lynch Capital Trust I, Merrill Lynch Capital Trust II, Merrill Lynch Capital Trust III, MLPF&S (collectively the Merrill Lynch entities ), and certain present and former Merrill Lynch officers and directors, and underwriters in New York Supreme Court, New York County. The complaint seeks relief on behalf of all persons who purchased or otherwise acquired debt securities issued by the Merrill Lynch entities pursuant to a shelf registration statement dated March 31, 2006. The complaint alleged that prospectuses misstated the financial condition of the Merrill Lynch entities and failed to disclose their exposure to losses from investments tied to subprime and other mortgages, as well as their liability arising from their participation in the ARS market. On October 22, 2008, the action was removed to federal court and on November 5, 2008 it was accepted as a related case to In re Merrill Lynch & Co., Inc. Securities, Derivative, and ERISA Litigation. On April 21, 2009, the parties reached an agreement in principle to settle the Louisiana Sheriffs’ matter for an amount that was not material to Merrill Lynch’s consolidated financial statements and dismiss all claims with prejudice. On November 30, 2009, the U.S. District Court for the Southern District of New York granted final approval of the settlement.

Connecticut Carpenters Pension Fund, et al. v. Merrill Lynch & Co., Inc., et al.; Iron Workers Local No. 25 Pension Fund v. Credit-Based Asset Servicing and Securitization LLC, et al.; Public Employees’ Ret. System of Mississippi v. Merrill Lynch & Co. Inc.; Wyoming State Treasurer v. Merrill Lynch & Co. Inc.: Beginning in December 2008, Merrill Lynch and affiliated entities and others were named in four putative class actions arising out of the underwriting and sale of more than $55 billion of mortgage-backed securities (“MBS”). The complaints alleged, among other things, that the relevant registration statements and accompanying prospectuses or prospectus supplements misrepresented or omitted material facts regarding the underwriting standards used to originate the mortgages in the mortgage pools underlying the MBS, the process by which the mortgage pools were acquired, and the appraisals of the homes secured by the mortgages. Plaintiffs seek to recover alleged losses in the market value of the MBS allegedly caused by the performance of the underlying mortgages or to rescind their purchases of the MBS. These cases were consolidated under the caption Public Employees’ Ret. System of Mississippi v. Merrill Lynch & Co. Inc. and, on May 20, 2009, a consolidated amended complaint was filed. On June 17, 2009, Merrill Lynch filed a motion to dismiss the consolidated amended complaint.

Federal Home Loan Bank of Seattle Litigation: On December 23, 2009, the Federal Home Loan Bank of Seattle (“FHLB Seattle”) filed a complaint entitled Federal Home Loan Bank of Seattle v. Countrywide Securities Corporation, et al., in the Superior Court of Washington for King County against Merrill Lynch Mortgage Investors, Inc. (“MLMI”), and Merrill Lynch Mortgage Capital, Inc. (“MLMC”) and other defendants. On the same date, FHLB Seattle filed a second complaint entitled Federal Home Loan Bank of Seattle v. Merrill Lynch, Pierce, Fenner & Smith, Inc., et al., in the Superior Court of Washington for King County against MLPF&S, MLMI, and MLMC. The complaints allege violations of the Securities Act of Washington in connection with the offering of various mortgage-backed securities and asserts, among other things, misstatements and omissions concerning the credit quality of the mortgage loans underlying the securities and the loan origination practices associated with those loans. The complaints seek rescission, interest, costs and attorneys’ fees.

ML & Co. is cooperating with the SEC and other governmental authorities investigating sub-prime mortgage-related activities.

Commitments

At December 31, 2009, Merrill Lynch’s commitments had the following expirations:

(dollars in millions)

		Commitment expiration
		Less than	1-3	3-5	Over 5
	Total	1 year	years	years	years

Lending commitments	$10,544	$2,398	$6,190	$1,855	$101
Purchasing and other commitments	5,744	2,544	1,536	661	1,003
Operating leases	3,487	753	1,248	735	751
Commitments to enter into forward dated resale and securities borrowing agreements	51,837	51,837	-	-	-
Commitments to enter into forward dated repurchase and securities lending agreements	58,272	58,272	-	-	-

Total	$129,884	$115,804	$8,974	$3,251	$1,855

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

Purchasing and Other Commitments

Merrill Lynch had commitments to purchase partnership interests, primarily related to private equity and principal investing activities, of $1.2 billion and $1.3 billion at December 31, 2009 and December 26, 2008, respectively. Merrill Lynch also has entered into agreements with providers of market data, communications, systems consulting, and other office-related services. At December 31, 2009 and December 26, 2008, minimum fee commitments over the remaining life of these agreements totaled $1.8 billion and $2.2 billion, respectively. Merrill Lynch entered into commitments to purchase loans of $2.2 billion (which upon settlement of the commitment will be included in trading assets, loans held for investment or loans held for sale) at December 31, 2009. Such commitments totaled $3.9 billion at December 26, 2008. Other purchasing commitments amounted to $0.5 billion and $0.7 billion at December 31, 2009 and December 26, 2008, respectively.

In the normal course of business, Merrill Lynch enters into commitments for underwriting transactions. Settlement of these transactions as of December 31, 2009 would not have a material effect on the Consolidated Balance Sheet of Merrill Lynch.

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

At December 31, 2009, future noncancelable minimum rental commitments are as follows:

(dollars in millions)	WFC(1)	Other	Total

2010	$208	$546	$754
2011	190	477	667
2012	190	391	581
2013	140	337	477
2014	-	257	257
2015 and thereafter	-	751	751

Total	$728	$2,759	$3,487

(1)	World Financial Center, New York.

The minimum rental commitments shown above have not been reduced by $553 million of minimum sublease rentals to be received in the future under noncancelable subleases. The amounts in the above table do not include amounts related to lease renewal or purchase options or escalation clauses providing for increased rental payments based upon maintenance, utility and tax increases.

Net rent expense for each of the last three years is presented below:

(dollars in millions)

	Successor Company	Predecessor Company

	December 31,	December 26,	December 28,
	2009	2008	2007

Rent expense	$789	$837	$762
Sublease revenue	(145)	(189)	(190)

Net rent expense	$644	$648	$572

Guarantees

Merrill Lynch issues various guarantees to counterparties in connection with certain leasing, securitization and other transactions. Merrill Lynch’s guarantee arrangements and their expiration at December 31, 2009 are summarized as follows (see Note 6 for information related to derivative financial instruments within the scope of Guarantees Accounting):

(dollars in millions)

	Expiration
	Maximum	Less than				Carrying
	Payout	1 year	1 - 3 years	3 - 5 years	Over 5 years	Value

Standby liquidity facilities	$4,906	$2,124	$-	$2,750	$32	$304
Auction rate security guarantees	198	198	-	-	-	24
Residual value guarantees	416	-	96	320	-	-
Standby letters of credit and other guarantees	26,645	894	156	71	25,524	324

Standby Liquidity Facilities

Merrill Lynch provides standby liquidity facilities to certain municipal bond securitization SPEs. In these arrangements, Merrill Lynch is required to fund these standby liquidity facilities if the fair value of the assets held by the SPE declines below par value and certain other contingent events take place. In those instances where the residual interest in the securitized trust is owned by a third party, any payments under the facilities are offset by economic hedges entered into by Merrill Lynch. In those instances where the residual interest in the securitized trust is owned by Merrill Lynch, any requirement to pay under the facilities is considered remote because Merrill Lynch, in most instances, will purchase the senior interests issued by the trust at fair value as part of its dealer market-making activities. However, Merrill Lynch will have exposure to these purchased senior interests. In certain of these facilities, Merrill Lynch is required to provide liquidity support within seven days, while the remainder have third-party liquidity support for between 30 and 364 days before Merrill Lynch is required to provide liquidity. A portion of the facilities where Merrill Lynch is required to provide liquidity support within seven days are “net liquidity” facilities where upon draw Merrill Lynch may direct the trustee for the SPE to collapse the SPE trusts and liquidate the municipal bonds, and Merrill Lynch would only be required to fund any difference between par and the sale price of the bonds. “Gross liquidity” facilities require Merrill Lynch to wait up to 30 days before directing the trustee to liquidate the municipal bonds. Details of these liquidity facilities as of December 31, 2009, are illustrated in the table below:

(dollars in millions)

	Merrill Lynch Liquidity Facilities Can Be Drawn:

					Municipal Bonds to Which
	In 7 Days with	In 7 Days with	After 7 and Up		Merrill Lynch Has Recourse
	“Net Liquidity”	“Gross Liquidity”	to 364 Days(1)	Total	if Facilities Are Drawn

Merrill Lynch provides standby liquidity facilities	$1,343	$781	$2,750	$4,874	$4,842

(1)	Initial liquidity support is provided by third parties within seven days, to be reimbursed by Merrill Lynch within 364 days.

Refer to Note 9 for further information.

ARS Guarantees

Under the terms of its announced purchase program, as augmented by the global agreement reached with the New York Attorney General, the Securities and Exchange Commission, the Massachusetts Securities Division and other state securities regulators, Merrill Lynch agreed to purchase ARS at par from its retail clients, including individual, not-for-profit, and small business clients. Certain retail clients with less than $4 million in assets with Merrill Lynch as of February 13, 2008 were eligible to sell eligible ARS to Merrill Lynch starting on October 1, 2008. Other eligible retail clients meeting specified asset requirements were eligible to sell ARS to Merrill Lynch beginning on January 2, 2009. The final date of the ARS purchase program was January 15, 2010. Under the ARS purchase program, the eligible ARS held in accounts of eligible retail clients at Merrill Lynch as of December 31, 2009 was $198 million. As of December 31, 2009, Merrill Lynch had purchased $8.4 billion of ARS from eligible clients. In addition, under the ARS purchase program, Merrill Lynch has agreed to purchase ARS from retail clients who purchased their securities from Merrill Lynch and transferred their accounts to other brokers prior to February 13, 2008. Payment risk related to ARS guarantees is based largely upon the client’s overall financial objectives. At December 31, 2009, a liability of $24 million has been recorded for the difference between the fair value and par value of all outstanding ARS that are subject to this guarantee.

Residual Value Guarantees

At December 31, 2009, residual value guarantees of $416 million consist of amounts associated with certain power plant facilities. Payments under these guarantees would only be required if the fair value of such assets declined below their guaranteed value. As of December 31, 2009, no payments have been made under this guarantee, as Merrill Lynch believes that the estimated fair value of such assets was in excess of their guaranteed value.

Standby Letters of Credit and Other Guarantees

Merrill Lynch provides guarantees to certain counterparties in the form of standby letters of credit in the amount of $0.9 billion. Payment risk is evaluated based upon historical payment activity.

In connection with residential mortgage loan and other securitization transactions, Merrill Lynch typically makes representations and warranties about the underlying assets. If there is a material breach of such representations and warranties, Merrill Lynch may have an obligation to repurchase the assets or indemnify the purchaser against any loss. For residential mortgage loan and other securitizations, the maximum potential amount that could be required to be repurchased is the current outstanding asset balance. Specifically related to First Franklin activities, there is currently approximately $25.1 billion (including loans serviced by others) of outstanding loans that First Franklin sold in various asset sales and securitization transactions where there may be an obligation to repurchase the asset or indemnify the purchaser against the loss if claims are made and it is ultimately determined that there has been a material breach related to such loans. The risk of repurchase under the First Franklin representations and warranties is evaluated by management based on an analysis of the unpaid principal balance on the loans sold along with historical payment experience and general market conditions.

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

BAI, which was acquired by Merrill Lynch from Bank of America during 2009, has contracted with a third party to provide clearing services that include underwriting margin loans to BAI’s clients. This contract stipulates that BAI will indemnify the third party for any losses that occur related to the margin loans made to BAI’s clients. The maximum potential future payment under this indemnification was $657 million at December 31, 2009. Historically, any payments made under this indemnification have not been material. As these margin loans are highly collateralized by the securities held by the brokerage clients, Merrill Lynch has assessed the probability of making such payments in the future as remote.

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

Effective with the acquisition of Merrill Lynch by Bank of America on January 1, 2009, the Bank of America Corporation Corporate Benefits Committee became the plan administrator for all of Merrill Lynch’s employee benefit plans. Merrill Lynch continues as the plan sponsor and as such reserves the right to amend, modify or terminate any of its employee plans, programs, and practices for any reason at any time without prior notice to employees. The decision to amend, replace or terminate any of the plans may be due to changes in federal law or state laws, including the requirements of the Internal Revenue Code or the Employee Retirement Income Security Act of 1974 (“ERISA”), or for any other reason.

Merrill Lynch accounts for its defined benefit pension plans and postretirement benefit plans in accordance with ASC 715-20-50, Compensation-Retirement Benefits, Defined Benefit Plans-General (“Defined Benefit Plan Accounting”). Postemployment benefits are accounted for in accordance with ASC 712, Compensation-Nonretirement Postemployment Benefits.

Defined Benefit Plan Accounting requires the recognition of a plan’s overfunded or underfunded status as an asset or liability, measured as the difference between the fair value of plan assets and the benefit obligation, with an offsetting adjustment to accumulated other comprehensive income/(loss). Defined Benefit Plan Accounting also requires the determination of the fair values of a plan’s assets at a company’s year-end and recognition of actuarial gains and losses, prior service costs or credits, and transition assets and obligations as a component of accumulated other comprehensive income/(loss). Under the provisions of Defined Benefit Plan Accounting, Merrill Lynch changed its measurement date to coincide with its fiscal year end effective December 26, 2008. In 2008, Merrill Lynch adopted the measurement date provisions of Defined Benefit Plan Accounting under the alternative transition method.

Defined Contribution Pension Plans

The U.S. defined contribution pension plans for Merrill Lynch employees consist of the Retirement Accumulation Plan (“RAP”), the Employee Stock Ownership Plan (“ESOP”), and the 401(k) Savings & Investment Plan (“401(k)”). Merrill Lynch also sponsors various non-U.S. defined contribution pension plans.

The RAP and the ESOP, collectively known as the “Retirement Program”, were established for the benefit of employees with a minimum of one year of service. The RAP and ESOP cover substantially all U.S. employees of Merrill Lynch hired prior to January 1, 2010 and who have met the service requirement. A notional retirement account is maintained for each participant. The Retirement Program contributions are employer-funded based on compensation and years of service. Merrill Lynch made a contribution of approximately $159 million to the Retirement Program in order to satisfy the 2009 contribution requirement. The contributions for 2008 and 2007 were $183 million and $186 million, respectively. Under the RAP, employees are given the opportunity to invest their accounts in a number of different investment alternatives, including Bank of America common stock. Under the ESOP, all employee accounts are invested in Bank of America common stock, until employees have five years of service, after which they have the ability to diversify. Merrill Lynch expects to make Retirement Program contributions of approximately $158 million in 2010.

Merrill Lynch employees can participate in the 401(k) by contributing on a tax-deferred basis, or on an after-tax basis via Roth contributions, a certain percentage of their eligible compensation, up to 25%, but not more than the maximum annual amount allowed by law. Pre-tax and Roth after-tax deferral percentages combined cannot exceed 25%. Employees may also contribute up to 25% of eligible compensation as traditional (non-Roth) after-tax dollars up to an annual maximum of $10,000. Employees over the age of 50 may also make a catch-up contribution up to the maximum annual amount allowed by law. Employees are given the opportunity to invest their 401(k) contributions in a number of different investment alternatives, including Bank of America common stock. There is no service requirement for employee deferrals and other contributions by employees to the 401(k), but there is a one year service requirement for an employee to receive matching contributions from Merrill Lynch in the 401(k). Merrill Lynch’s contributions to the 401(k) are made in cash and are equal to 100% of the first 4% of each participant’s eligible compensation contributed to the 401(k), up to a maximum of $3,000 annually for employees with eligible compensation of less than $300,000 and $2,000 for all others. Merrill Lynch expects to make contributions of approximately $70 million in 2010.

The costs of benefits under the RAP, 401(k), and non-U.S. plans are expensed during the related service period.

Defined Benefit Pension Plans

In 1988, Merrill Lynch purchased a group annuity contract that guarantees the payment of benefits vested under a U.S. defined benefit pension plan that was terminated (the “U.S. terminated pension plan”) in accordance with the applicable provisions of ERISA. At year-end 2009 and 2008, a substantial portion of the assets supporting the annuity contract were invested in U.S. Government and agency securities. Merrill Lynch, under a supplemental agreement, may be responsible for, or benefit from, actual experience and investment performance of the annuity assets. Merrill Lynch may be required to contribute toward this agreement in 2010. Merrill Lynch also maintains supplemental defined benefit pension plans (i.e., plans not subject to Title IV of ERISA) for certain U.S. participants. Merrill Lynch expects to pay $1 million of benefit payments to participants in the U.S. non-qualified pension plans in 2010.

Employees of certain non-U.S. subsidiaries participate in various local defined benefit pension plans. These plans provide benefits that are generally based on years of credited service and a percentage of the employee’s eligible compensation during the final years of employment. Merrill Lynch’s funding policy has been to contribute annually at least the amount necessary to satisfy local funding standards. Merrill Lynch currently expects to contribute $77 million to its non-U.S. pension plans in 2010.

Postretirement Benefits Other Than Pensions

Merrill Lynch provides health insurance benefits to eligible retired employees and dependents under a plan that covers substantially all U.S. employees who have met age and service requirements. Effective January 1, 2010, these benefits will be provided through the Bank of America Group Benefits Program. The health care coverage is contributory, with certain retiree contributions adjusted periodically. The accounting for costs of health care benefits for most eligible employees anticipates future changes in cost-sharing provisions. Full-time employees of Merrill Lynch become eligible for these benefits upon attainment of certain age and service requirements. Employees who turn age 65 after January 1, 2011 and are eligible for and elect retiree medical coverage will pay the full cost of coverage after age 65. Beginning January 1, 2006, newly hired employees, rehired employees, or acquired employees will be offered retiree medical coverage, if they otherwise meet the eligibility requirement, but on a retiree-pay-all basis for coverage before and after age 65. Merrill Lynch also sponsors similar plans that provide health care benefits to retired employees of certain non-U.S. subsidiaries. As of December 31, 2009, none of these plans had been funded. Merrill Lynch currently expects to pay $18 million of benefit payments to participants in these plans in 2010.

The following table provides a summary of the changes in the plans’ benefit obligations, fair value of plan assets, and funded status, for the years ended December 31, 2009 and December 26, 2008, and amounts recognized in the Consolidated Balance Sheets at year-end 2009 and 2008 for Merrill Lynch’s U.S. and non-U.S. defined benefit pension and postretirement benefit plans:

(dollars in millions)

	U.S. Defined		Non-U.S. Defined		Total Defined
	Benefit		Benefit		Benefit		Postretirement
	Pension Plans		Pension Plans(1)		Pension Plans		Plans(2)

	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company	Company	Company	Company	Company

	2009	2008	2009	2008	2009	2008	2009	2008

Benefit obligations
Balance, beginning of year	$1,635	$1,681	$1,181	$1,498	$2,816	$3,179	$208	$263
Effect of purchase accounting	48	-	99	-	147	-	18	-
Adjustment due to Change in Measurement Date	-	24	-	27	-	51	-	5
Service cost	-	-	30	30	30	30	5	6
Interest cost	98	97	76	79	174	176	13	15
Net actuarial loss (gains)	46	(28)	75	(103)	121	(131)	18	(57)
Employee contributions	-	-	2	3	2	3	-	-
Benefits paid	(116)	(139)	(53)	(45)	(169)	(184)	(16)	(17)
Curtailment and settlements	-	-	(3)	(5)	(3)	(5)	-	(1)
Other/foreign exchange	-	-	111	(303)	111	(303)	2	(6)

Balance, end of period	1,711	1,635	1,518	1,181	3,229	2,816	248	208

Fair value of plan assets
Balance, beginning of year	2,659	2,261	1,025	1,263	3,684	3,524	-	-
Actual return on plan assets	(235)	438	177	21	(58)	459	-	-
Settlements	-	-	-	(4)	-	(4)	-	-
Contributions	121	99	63	80	184	179	16	17
Benefits paid	(116)	(139)	(53)	(45)	(169)	(184)	(16)	(17)
Other/foreign exchange	104	-	100	(290)	204	(290)	-	-

Balance, end of period	2,533	2,659	1,312	1,025	3,845	3,684	-	-

Funded status end of period	$822	$1,024	$(206)	$(156)	$616	$868	$(248)	$(208)

Amount recognized in Consolidated Balance Sheet	$822	$1,024	$(206)	$(156)	$616	$868	$(248)	$(208)

Weighted average assumptions, December 31
Discount rate	5.8%	6.3%	5.4%	6.2%			5.8%	6.3%
Rate of compensation increase	N/A	N/A	4.7	4.6			N/A	N/A
Healthcare cost trend rates:(3)
Initial	N/A	N/A	N/A	N/A			8.1	9.0
Long-term	N/A	N/A	N/A	N/A			5.0	5.0

(1)	Primarily represents the U.K. pension plan, which accounts for 74% of the benefit obligation and 82% of the fair value of plan assets at December 31, 2009.
(2)	Approximately 91% of the postretirement benefit obligation at December 31, 2009 relates to the U.S. postretirement plan.
(3)	The healthcare cost trend rate is assumed to decrease gradually through 2017 and remain constant thereafter.

N/A Not applicable

The accumulated benefit obligation (“ABO”) for all defined benefit pension plans was $3.1 billion and $2.7 billion at December 31, 2009 and December 26, 2008, respectively.

Amounts recognized in the Consolidated Balance Sheet at December 31, 2009 and December 26, 2008 were as follows:

(dollars in millions)

	U.S. Defined		Non-U.S. Defined		Total Defined
	Benefit		Benefit		Benefit		Postretirement
	Pension Plans		Pension Plans		Pension Plans		Plans

	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company	Company	Company	Company	Company

	2009	2008	2009	2008	2009	2008	2009	2008

Assets	$830	$1,033	$1	$11	$831	$1,044	$-	$-
Liabilities	(8)	(9)	(207)	(167)	(215)	(176)	(248)	(208)

Net amount recognized	$822	$1,024	$(206)	$(156)	$616	$868	$(248)	$(208)

The projected benefit obligation (“PBO”), ABO, and fair value of plan assets for pension plans with ABO and PBO in excess of plan assets as of December 31, 2009 and December 26, 2008 are presented in the tables below. These plans primarily represent U.S. supplemental plans not subject to ERISA or non-U.S. plans where funding strategies vary due to legal requirements and local practices.

(dollars in millions)

	U.S. Defined		Non-U.S.
	Benefit		Defined		Total Defined
	Pension		Benefit		Benefit
	Plans		Pension Plans		Pension Plans

	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company	Company	Company

	2009	2008	2009	2008	2009	2008

Plans with ABO in excess of plan assets
PBO	$8	$9	$221	$349	$229	$358
ABO	8	9	214	301	222	310
Fair value of plan assets	-	-	72	182	72	182
Plans with PBO in excess of plan assets
PBO	$8	$9	$1,473	$349	$1,481	$358
ABO	8	9	1,356	301	1,364	310
Fair value of plan assets	-	-	1,266	182	1,266	182

Amounts recognized in accumulated other comprehensive loss, pre-tax, at year-end 2009 consisted of:

(dollars in millions)

		Non-U.S.	Total
	U.S. Defined	Defined	Defined
	Benefit	Benefit	Benefit
	Pension	Pension	Pension	Postretirement
	Plans	Plans	Plans	Plans

Net actuarial loss/(gain)	$429	$(30)	$399	$18

Total pension plan net periodic benefit cost for the years ended 2009, 2008, and 2007 included the following components:

(dollars in millions)

	U.S. Pension			Non-U.S. Pension			Total Pension
	Plans			Plans			Plans

	Successor			Successor			Successor	Predecessor
	Company	Predecessor Company		Company	Predecessor Company		Company	Company

	2009	2008	2007	2009	2008	2007	2009	2008	2007

Defined contribution pension plan cost	$211	$274	$278	$69	$89	$85	$280	$363	$363

Defined benefit pension plans:
Service cost(1)	-	-	-	30	30	28	30	30	28
Interest cost	98	97	96	76	79	81	174	176	177
Expected return on plan assets	(148)	(118)	(117)	(74)	(82)	(81)	(222)	(200)	(198)
Amortization of (gains)/losses,
prior service costs and other	-	(2)	(4)	-	12	31	-	10	27
Recognized gain due to settlements and curtailments	-	-	-	(2)	-	-	(2)	-	-

Total defined benefit plan (income)/cost	(50)	(23)	(25)	30	39	59	(20)	16	34

Total net periodic benefit cost	$161	$251	$253	$99	$128	$144	$260	$379	$397

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	6.0%	6.0%	5.5%	5.6%	5.8%	4.9%
Expected long-term return on plan assets	5.3	5.3	5.3	6.8	6.9	6.8
Rate of compensation increase	N/A	N/A	N/A	4.6	4.7	4.5

(1)	The U.S. plan was terminated in 1988 and thus does not incur service costs.
N/A=Not Applicable

Total postretirement plan net periodic benefit cost for the years ended 2009, 2008, and 2007 included the following components:

(dollars in millions)

	Postretirement
	Plans
	Successor
	Company	Predecessor Company
	2009	2008	2007

Service cost	$4	$5	$7
Interest cost	13	15	16
Amortization of losses/(gains), prior service costs and other	1	(10)	(6)
Cost of settlement events	-	(5)	-

Postretirement net periodic benefit cost	$18	$5	$17

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	6.0%	6.0%	5.5%
Healthcare cost trend rates:
Initial	8.1	8.8	9.5
Long-term	5.0	5.0	5.0

The net actuarial losses/(gains) represent changes in the amount of either the projected benefit obligation or plan assets resulting from actual experience being different than that assumed and from changes in assumptions. Gains and losses for all benefits except the postretirement plans are recognized in accordance with standard amortization provisions of the applicable accounting standards. For the postretirement plans, 50% of the unrecognized gain or loss at the beginning of the fiscal year (or at subsequent remeasurement) is recognized on a level basis during the year. The estimated net actuarial loss for the postretirement plans that will be recorded into expense over the next fiscal year is approximately $9 million. There is no expected amortization for the defined benefit pension plans over the next fiscal year.

Plan Assumptions

The discount rate assumption used in determining the benefit obligation for the defined benefit pension plans and postretirement plans is based on a cash flow matching technique and is subject to change each year. This technique utilizes yield curves that are based upon Aa-rated corporate bonds with cash flows that match estimated benefit payments of each of the plans to produce the discount rate assumptions. The asset valuation method for the defined benefit pension plans recognizes 60% of the prior year’s market gains and losses at the next measurement date, with the remaining 40% spread equally over the subsequent four years.

The expected return on asset assumption was developed through analysis of historical market and asset returns, historical asset class volatility and correlations, current market conditions, anticipated future asset allocations, and expectations on potential future market returns. The expected return on asset assumption represents a long-term view of the assets in the defined benefit pension plans, a return that may or may not be achieved during one calendar year. The U.S. terminated pension plan, which represents approximately 66% of Merrill Lynch’s total pension plan assets as of December 31, 2009, is solely invested in a group annuity contract which is currently 100% invested in fixed income securities. The expected return on asset assumption on the non-U.S. pension plans reflects the weighted average long-term return assumption across all funded non-U.S. Plans. Although Merrill Lynch’s pension and postretirement benefit plans can be sensitive to changes in the discount rate, it is expected that a 25 basis point rate reduction would not have a material impact on the U.S. or the U.K. defined benefit plan expenses for 2010. Such a change would increase the U.S. and U.K. plan obligations at December 31, 2009 by $48 million and $46 million, respectively. A 25 basis point decline in the expected rate of return for the U.S. defined benefit pension plan and the U.K. pension plan would result in an expense increase for 2010 of approximately $7 million and $3 million, respectively.

A one percent change in the assumed healthcare cost trend rate would have the following effects on the amounts reported for the postretirement plans:

(dollars in millions)

	1% Increase		1% Decrease
	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company
	2009	2008	2009	2008

Effect on:
Other postretirement benefits cost	$2	$2	$(2)	$(2)
Accumulated benefit obligation	23	19	(20)	(16)

Investment Strategy and Asset Allocation

The U.S. terminated pension plan asset portfolio is structured such that the asset maturities match the duration of the plan’s obligations. Consistent with the plan termination in 1988, the annuity contract and the supplemental agreement, the asset portfolio’s investment objective calls for a concentration in fixed income securities, the majority of which have investment grade ratings.

The assets of the U.K. pension plan are invested prudently so that the benefits promised to members are provided, having regard to the nature and the duration of the plan’s liabilities. The current planned investment strategy was set following an asset-liability study and advice from the Trustees’ investment advisors. The asset allocation strategy selected is designed to achieve a higher return than the lowest risk strategy while maintaining a prudent approach to meeting the plan’s liabilities. As a risk control measure, a series of interest rate and inflation risk swaps have been executed covering approximately 100% of the plan’s assets.

The pension plan target allocations for 2010 by asset category are shown below. The Merrill Lynch postretirement benefit plans are not funded and do not hold assets for investment.

Defined Benefit Pension Plans
	U.S. Plans	Non-U.S. Plans
2010 Target Allocation

Debt securities	100%	10 — 35%
Equity securities	-	20 — 50%
Real estate	-	0 — 15%
Other(1)	-	30 — 60%

(1)	Other consists primarily of hedge funds, private equity investments, swaps and real property.

Fair Value Measurements

For information on fair value measurements, including descriptions of Level 1, 2, and 3 of the fair value hierarchy and the valuation methods employed by Merrill Lynch, see Note 1 and Note 4.

Plan assets measured at fair value by level and in total at December 31, 2009 are summarized in the table below:

(dollars in millions)
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total

Money market and interest bearing cash	$8	$-	$-	$8
U.S. Government and government agency obligations	1,038	752	-	1,790
Corporate debt	-	421	-	421
Asset-backed securities	-	267	-	267
Common and collective trusts	-	26	-	26
Common and preferred stocks	10	-	-	10
Non-U.S. common collective trusts	-	289	-	289
Non-U.S. equity securities	130	-	-	130
Non-U.S. debt securities	268	357	-	625
Non-U.S. other(1)	-	13	266	279

Total Plan assets, at fair value	$1,454	$2,125	$266	$3,845

(1)	Level 3 assets consist primarily of hedge funds, private equity investments, swaps, and real property.

The table presents a reconciliation of all plan assets measured at fair value using significant unobservable inputs (Level 3) during the year ended December 31, 2009.

(dollars in millions)
Year Ended December 31, 2009
		Actual return on plan assets
	Beginning	Still Held at the	Sold During	Purchases, Sales	Transfers Into/	Ending
	Balance	Reporting Date	the Period	and Settlements	Out of Level 3	Balance

Non-U.S. other securities	$328	$(100)	$-	$38	$-	$266

Estimated Future Benefit Payments

Expected benefit payments associated with Merrill Lynch’s defined benefit pension and postretirement plans for the next five years and in aggregate for the five years thereafter are as follows:

(dollars in millions)
	Defined Benefit Pension
	Plans			Postretirement Plans(3)
	U.S.(1)	Non-U.S.(2)	Total	Gross Payments	Medicare Subsidy	Net Payments

2010	$108	$49	$157	$21	3	$18
2011	114	50	164	23	4	19
2012	120	52	172	24	4	20
2013	125	53	178	25	4	21
2014	129	55	184	26	4	22
2015 through 2019	675	293	968	135	24	111

(1)	The U.S. defined benefit pension plan payments are primarily funded under the terminated plan annuity contract.
(2)	The U.K., Swiss and Japan pension plan payments represent approximately 57%, 12% and 12%, respectively, of the non-U.S. 2010 expected defined benefit pension payments.
(3)	The U.S. postretirement plan payments, net of Medicare subsidy, represent approximately 94% of the total 2010 expected postretirement benefit payments.

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

Note 16.  Employee Incentive Plans

Prior to its acquisition by Bank of America, Merrill Lynch sponsored several employee compensation plans that provided eligible employees with stock-based compensation or options to purchase stock. In connection with the acquisition, all stock-based compensation plans of Merrill Lynch were assumed by Bank of America and awards under those plans became payable in Bank of America common stock. Other than the Merrill Lynch & Co., Inc. Employee Stock Compensation Plan (“ESCP”) and the Merrill Lynch & Co., Inc. Employee Stock Purchase Plan (“ESPP”), existing Merrill Lynch plans were frozen as to new grants, although all previously granted awards outstanding under such plans continue to be governed by the applicable terms of the plan under which the awards were granted. Following the acquisition, grants with respect to Bank of America common stock may be made to eligible legacy Merrill Lynch employees under the ESCP as well as the Bank of America Corporation 2003 Key Associate Stock Plan (“KASP”), and eligible Merrill Lynch employees may participate in the ESPP.

The total pre-tax compensation cost recognized in earnings for stock-based compensation plans for 2009, 2008, and 2007 was $1.4 billion, $1.9 billion, and $1.8 billion, respectively. Total related tax benefits recognized in earnings for share-based payment compensation plans for 2009, 2008 and 2007 were $0.5 billion, $0.7 billion and $0.7 billion, respectively.

As of December 31, 2009, there was $0.5 billion of total unrecognized compensation cost related to non-vested share-based payment compensation arrangements. This cost is expected to be recognized over a weighted average period of 1 year. In 2009, the amount of cash used to settle equity instruments was $390 million.

Below is a description of Merrill Lynch’s share-based payment compensation plans.

Equity Compensation Plans

Prior to 2009, the Long-Term Incentive Compensation Plans (“LTIC Plans”) and the Equity Capital Accumulation Plan (“ECAP”) provided for grants of equity and equity-related instruments to certain employees. LTIC Plans consist of the Long-Term Incentive Compensation Plan, used for grants to executive officers, and the Long-Term Incentive Compensation Plan for Managers and Producers, a broad-based plan. LTIC Plans provided for the issuance of Restricted Shares, Restricted Units, and Non-qualified Stock Options, as well as Incentive Stock Options, Performance Shares, Performance Units, Performance Options, Stock Appreciation Rights, and other securities of Merrill Lynch. The ECAP provided for the issuance of Restricted Shares, as well as Performance Shares. The ECAP was terminated in 2008 and its shares were rolled into the ESCP. Upon Bank of America’s acquisition of Merrill Lynch on January 1, 2009, the LTIC Plans were frozen.

The ESCP was amended at the time of the Bank of America acquisition to provide for the issuance of Bank of America common stock. The ESCP covers employees who were salaried key employees of Merrill Lynch immediately prior to the effective date of the Bank of America acquisition, other than executive officers. Under the ESCP, Bank of America may award Restricted Shares, Restricted Units, Non-qualified Stock Options and Stock Appreciation Rights. Awards of Restricted Shares and Restricted Units are subject to a vesting schedule specified in the grant documentation. Approximately 34 million restricted stock units were granted in 2009 to Merrill Lynch employees under the ESCP. As of December 31, 2009, there were approximately 37 million shares available under the ESCP for future awards. Shares that are cancelled, forfeited, or settled in cash from the frozen Merrill Lynch Long-Term Incentive Compensation Plan for Managers and Producers will become available for grant under the ESCP.

Awards to Merrill Lynch employees may also be made under the KASP effective as of January 1, 2009. Bank of America shareholders approved the KASP to be effective January 1, 2003. In conjunction with the Merrill Lynch acquisition, the BAC shareholders authorized an additional 105 million shares for grant under the KASP. Approximately 72 million shares of restricted stock and restricted stock units were granted in 2009 to Merrill Lynch employees under KASP. These shares of restricted stock generally vest in three equal annual installments beginning one year from the grant date with the exception of financial advisor awards that vest eight years from grant date. Shares that are cancelled, forfeited, or settled in cash from the frozen Merrill Lynch Long Term Incentive Compensation Plan and Financial Advisor Capital Accumulation Award Plans will become available to grant under the KASP.

Restricted Shares and Units

Restricted Shares are shares of Bank of America common stock carrying voting and dividend rights. A Restricted Unit is deemed equivalent in fair market value to one share of common stock. Awards of Restricted Units may be settled in shares of common stock or cash. Recipients of Restricted Unit awards may receive cash payments equivalent to dividends. In December 2007, Merrill Lynch modified the vesting schedule of certain previously-granted stock bonus awards. As a result, all outstanding stock bonus awards held by employees other than current or former executive officers that were scheduled to vest on January 31, 2009, vested on January 31, 2008. The accelerated vesting resulted in approximately $181 million of compensation expense in fiscal year 2007 that would have otherwise been recognized in 2008 and 2009.

The following tables present the activity of the Restricted Stock/Unit awards during 2009, 2008, and 2007:

		Predecessor Company

	LTIC Plans		ECAP	ESCP

	Restricted	Restricted	Restricted	Restricted	Restricted
	Shares	Units	Shares	Shares	Units

Authorized for issuance at:
December 26, 2008	660,000,000	N/A	104,800,000	75,000,000	N/A
December 28, 2007	660,000,000	N/A	104,800,000	75,000,000	N/A

Available for issuance at:(1)
December 26, 2008	39,409,796	N/A	-	19,692,085	N/A
December 28, 2007	63,164,095	N/A	10,825,078	28,601,214	N/A

Outstanding at December 29, 2006	29,272,338	7,916,925	19,885	29,081,187	5,712,989
Granted — 2007	6,193,079	2,087,899	7,009	13,153,487	2,439,219
Paid, forfeited, or released from contingencies	(13,895,368)	(3,107,137)	(2,919)	(5,929,819)	(2,170,943)

Outstanding at December 28, 2007	21,570,049	6,897,687	23,975	36,304,855	5,981,265

Granted — 2008	506,412	12,094,494	6,732	-	36,545,501
Paid, forfeited, or released from contingencies	(13,351,660)	(4,582,512)	(12,576)	(27,373,905)	(8,104,569)

Outstanding at December 26, 2008	8,724,801	14,409,669	18,131	8,930,950	34,422,197

N/A = Not Applicable

(1)	Includes shares reserved for issuance upon the exercise of stock options.

Successor Company
Restricted
Shares/Units

Outstanding at January 1, 2009(1)	57,298,097
Granted — 2009	106,481,054
Paid, forfeited, or released from contingencies	(42,346,715)

Outstanding at December 31, 2009	121,432,436

(1)	Bank of America’s shares and units pursuant to the January 1, 2009 acquisition of Merrill Lynch by Bank of America. Upon completion of the acquisition, each outstanding share of ML & Co. common stock was converted into 0.8595 shares of Bank of America common stock.

Stock Compensation Accounting requires the immediate expensing of share-based payment awards granted or modified to retirement-eligible employees, including awards that are subject to non-compete provisions. The above activity includes awards with or without a future service requirement, as follows:

	Predecessor Company

	No Future Service Required		Future Service Required

		Weighted Avg		Weighted Avg
	Shares/Units	Grant Price	Shares/Units	Grant Price

Outstanding at December 28, 2007	48,738,883	$66.33	22,038,948	$83.60

Granted — 2008	14,099,302	52.13	35,053,837	52.19
Delivered	(46,722,014)	67.23	-	-
Forfeited	(1,697,122)	75.28	(5,006,086)	64.16
Service criteria satisfied(1)	12,351,587	82.90	(12,351,587)	82.90

Outstanding at December 26, 2008	26,770,636	64.36	39,735,112	58.56

(1)	Represents those awards for which employees attained retirement-eligibility or for which service criteria were satisfied during 2008, subsequent to the grant date.

	Successor Company

	No Future Service Required		Future Service Required

		Weighted Avg		Weighted Avg
	Shares/Units	Grant Price	Shares/Units	Grant Price

Outstanding at January 1, 2009(1)	23,667,538	$14.08	33,630,559	$14.08

Granted — 2009	46,823,656	9.61	59,657,398	12.76
Delivered	(9,382,341)	14.07	(12,831,269)	14.05
Forfeited	(2,153,204)	9.77	(17,979,901)	14.04
Service criteria satisfied(2)	1,349,461	14.08	(1,349,461)	14.08

Outstanding at December 31, 2009	60,305,110	10.76	61,127,326	12.81

(1)	Bank of America’s shares and units pursuant to the January 1, 2009 acquisition of Merrill Lynch by Bank of America. Upon completion of the acquisition, each outstanding share of ML & Co. common stock was converted into 0.8595 shares of Bank of America common stock. The weighted average grant price reflects the revaluation of these awards in accordance with Business Combinations Accounting.
(2)	Represents those awards for which employees attained retirement-eligibility or for which service criteria were satisfied during 2009, subsequent to the grant date.

The total fair value of Restricted Shares and Units granted to retirement-eligible employees, or for which service criteria were satisfied during 2009 and 2008 was approximately $0.6 billion and $0.9 billion, respectively. The total fair value of Restricted Shares and Units delivered during 2009 and 2008 was approximately $0.3 billion and $1.6 billion, respectively.

The fair value of Restricted Shares and Units was determined based on the price of common stock at the date of grant. The weighted-average fair value per share or unit for 2009, 2008, and 2007 grants follows.

	2009(1)	2008	2007

Successor Company
Restricted Stock	$11.38	N/A	N/A
Predecessor Company
LTIC Plans
Restricted Shares	N/A	$34.25	$80.56
Restricted Units	N/A	42.60	81.28
ECAP Restricted Shares	N/A	49.04	88.55
ESCP Plans
Restricted Shares	N/A	N/A	95.83
Restricted Units	N/A	55.59	95.60

(1)	2009 includes shares granted under ESCP and KASP.

Stock Appreciation Rights and Non-Qualified Stock Options

The total number of Stock Appreciation Rights that remained outstanding at December 31, 2009 and December 26, 2008, were 480,695 and 606,961, respectively.

The activity for Non-Qualified Stock Options under LTIC Plans for 2009, 2008 and 2007 follows:

	Predecessor Company
		Weighted-
		Average
	Options	Exercise
	Outstanding	Price

Outstanding at December 29, 2006	130,487,807	$52.47
Granted — 2007	3,376,222	49.37
Exercised	(20,786,338)	43.77
Forfeited	(268,617)	45.75

Outstanding at December 28, 2007	112,809,074	54.00

Granted — 2008	17,692,428	49.22
Exercised	(4,126,509)	32.19
Forfeited	(1,243,611)	53.84

Outstanding at December 26, 2008	125,131,382	$54.04

	Successor Company
		Weighted-
		Average
	Options	Exercise
	Outstanding	Price

Outstanding at January 1, 2009(1)	107,521,280	$62.89
Granted — 2009	-	-
Exercised	(2,835)	12.56
Forfeited	(14,612,169)	46.17

Outstanding at December 31, 2009	92,906,276	$65.52
Exercisable at December 31, 2009	84,109,366	$66.02

(1)	Bank of America’s options pursuant to the January 1, 2009 acquisition of Merrill Lynch by Bank of America. Upon completion of the acquisition, each outstanding ML & Co. option was converted into 0.8595 Bank of America options.

All Options and Stock Appreciation Rights outstanding as of December 31, 2009 are fully vested or expected to vest.

At December 31, 2009, the weighted-average remaining contractual terms of options outstanding and exercisable were 2.7 years and 2.0 years, respectively.

The weighted-average fair value of options granted in 2008 and 2007 was $15.47, and $19.29, per option, respectively. There were no stock options granted in 2009.

Prior to Bank of America’s acquisition of Merrill Lynch, the fair value of option awards with vesting based solely on service requirements was estimated on the date of grant based on a Black-Scholes option pricing model. Beginning in 2008, expected volatilities were based upon the implied volatility of ML & Co. common stock. Prior to 2008, expected volatilities were based upon the historic volatility of ML & Co. common stock. The expected term of options granted is estimated based on an analysis of historical exercise activity. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is based on the current dividend rate at the time of grant. The weighted average assumptions used to determine the fair value of these options in 2008 and 2007 were as follows:

	2008	2007

Risk-free interest rate	3.14%	4.79%
Expected life (in years)	6.6	4.3
Expected volatility	39.42%	21.39%
Expected dividend yield	3.20%	1.49%

Proceeds from the exercise of stock options were not material in 2009 and were $136 million in 2008. The net tax benefit realized from the exercise of these options was $13 million for 2008.

The total intrinsic value of options exercised in 2009 was not material and was $77 million in 2008. As of December 31, 2009 and December 26, 2008, the total intrinsic value of options outstanding and exercisable was zero.

Employee Stock Purchase Plan (“ESPP”)

The purpose of the Merrill Lynch & Co., Inc. ESPP is to give employees of Merrill Lynch and its eligible subsidiaries an opportunity to purchase Bank of America common stock through payroll deductions. Shares are purchased quarterly at 95% of the fair market value (average of the highest and lowest share prices) on the date of the purchase and the maximum annual contribution is $23,750. An employee is eligible to participate if he/she was employed by Merrill Lynch or any participating subsidiary for at least one full year by the new plan year.

Up to 107 million shares of common stock have been authorized for issuance under the ESPP. The activity in the ESPP during 2009, 2008, and 2007 follows:

	Successor	Predecessor
	Company	Company
	2009(1)	2008	2007

Available, beginning of year	16,449,696	21,710,119	22,572,871
Purchased through plan	(4,019,593)	(2,571,438)	(862,752)

Available, end of year	12,430,103	19,138,681	21,710,119

(1)	Bank of America’s shares pursuant to the January 1, 2009 acquisition of Merrill Lynch by Bank of America. Upon completion of the acquisition, each outstanding share of ML & Co. common stock was converted into 0.8595 shares of Bank of America common stock.

The weighted-average fair value of the ESPP stock purchase rights (i.e., the 5% employee discount on stock purchases) exercised by employees in 2009, 2008, and 2007, was $0.57, $1.47 and $4.24 per right, respectively.

Financial Advisor Capital Accumulation Award Plans (“FACAAP”)

Prior to 2009, the FACAAP provided for awards to eligible employees in Merrill Lynch’s Global Wealth Management division generally based upon their prior year’s performance. Payment for an award was contingent upon continued employment for a period of time and subject to forfeiture during that period. Awards granted in 2003 and thereafter are generally payable eight years from the date of grant in a fixed number of shares of Bank of America common stock. For outstanding awards granted prior to 2003, payment is generally made ten years from the date of grant in a fixed number of shares of Bank of America common stock unless the fair market value of such shares is less than a specified minimum value, in which case the minimum value is paid in cash. FACAAP is no longer an active plan and no awards were granted in 2009. At December 31, 2009, there were 26 million shares awarded under FACAAP outstanding, of which 6 million shares were granted prior to 2003. The weighted-average fair value of awards granted under FACAAP during 2008 and 2007 was $45.04 and $83.30 per award, respectively.

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

When appropriate, Merrill Lynch maintains various assets as an economic hedge of its liabilities to participants under the deferred compensation plans and award programs. These assets and the payables accrued by Merrill Lynch under the various plans and grants are included on the Consolidated Balance Sheets. Such assets totaled $1.8 billion and $1.6 billion at December 31, 2009 and December 26, 2008, respectively. Accrued liabilities at December 31, 2009 and December 26, 2008 were $1.8 billion and $1.7 billion, respectively. Changes to deferred compensation liabilities and corresponding returns on the assets that economically hedge these liabilities are recorded within compensation and benefits expense on the Consolidated Statements of Earnings/(Loss).

Note 17.  Income Taxes

The components of income tax (benefit)/expense for 2009, 2008 and 2007 were as follows:

(dollars in millions)
	Successor	Predecessor
	Company	Company
	Year Ended	Year Ended	Year Ended
	December 31,	December 26,	December 28,
	2009	2008	2007

Current income tax (benefit)/expense
U.S. federal	$(2,229)	$(854)	$(391)
U.S. state	134	218	(73)
Non-U.S.	503	2,442	1,194

Total current (benefit)/expense	(1,592)	1,806	730

Deferred income tax expense/(benefit)
U.S. federal	665	(6,516)	(867)
U.S. state	(357)	(895)	(112)
Non-U.S.	446	(8,675)	(3,945)

Total deferred expense/(benefit)	754	(16,086)	(4,924)

Total income tax benefit(1)	$(838)	$(14,280)	$(4,194)

Total income tax (benefit)/expense from discontinued operations	$-	$(80)	$537

(1)	The income tax benefit does not reflect the deferred tax effects of unrealized gains and losses on available for sale investment securities, foreign currency translation adjustments, cash flow hedges and defined benefit pension and postretirement plans that are included in accumulated other comprehensive loss. As a result of these tax effects, accumulated other comprehensive loss increased by $796 million in 2009. In addition, the income tax benefit does not reflect the tax effects associated with employee stock plans, which decreased stockholders’ equity by $37 million in 2009.

Income tax (benefit)/expense for 2009, 2008 and 2007 varied from the amount computed by applying the statutory income tax rate to income before income taxes. A reconciliation between the expected U.S. federal income tax (benefit)/expense using the U.S. federal statutory tax rate of 35% to Merrill Lynch’s actual income tax benefit and resulting effective tax rate for 2009, 2008 and 2007 is presented in the following table.

(dollars in millions)
	Successor		Predecessor
	Company		Company
	Year Ended		Year Ended		Year Ended
	December 31,		December 26,		December 28,
	2009		2008		2007

	Amount	Percent	Amount	Percent	Amount	Percent

U.S. federal income tax at statutory rate	$1,364	35.0%	$(14,641)	35.0%	$(4,491)	35.0%
U.S. state and local income taxes, net of federal effect	(145)	(3.7)	(440)	1.1	(120)	0.9
Reduction in U.S. valuation allowance	(650)	(16.7)	-	-	-	-
Loss on certain foreign subsidiary stock, net of valuation allowance	(595)	(15.3)	(2,651)	6.3	-	-
Non-U.S. tax differential	(489)	(12.6)	2,663	(6.4)	809	(6.3)
Tax-exempt income, including dividends	(174)	(4.5)	(255)	0.6	(389)	3.0
Change in prior period unrecognized tax benefits (including interest)	(158)	(4.1)	-	-	-	-
Payment related to price reset on common stock offering	-	-	875	(2.1)	-	-
Other	9	0.4	169	(0.4)	(3)	0.1

Income tax benefit from continuing operations	$(838)	(21.5)%	$(14,280)	34.1%	$(4,194)	32.7%

Income tax (benefit)/expense from discontinued operations	$-	-	$(80)	56.7%	$537	38.4%

During 2009, Bank of America recognized capital gains, which, under the terms of the intercompany tax allocation policy, allowed Merrill Lynch to record a $650 million tax benefit for the reduction of a portion of the valuation allowance attributable to the U.S. capital loss carryforward. In addition, Merrill Lynch recognized a tax benefit of $595 million as a result of a loss on certain foreign subsidiary stock. Net capital gains recognized by Merrill Lynch and Bank of America during each of the next four years could result in additional reductions of the U.S. capital loss carryforward and the valuation allowance associated with this carryforward.

Effective January 1, 2007, Merrill Lynch adopted certain new provisions of Income Tax Accounting, which clarified the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. As a result, in 2007 Merrill Lynch recognized a reduction to beginning retained earnings of $66 million.

The reconciliation of the beginning unrecognized tax benefit (“UTB”) balance to the ending balance is presented in the following table.

Reconciliation of the Change in Unrecognized Tax Benefits

(dollars in millions)
	Successor	Predecessor	Predecessor
	Company	Company	Company
	2009(1)	2008	2007

Beginning balance	$1,924	$1,526	$1,482
Increases related to positions taken during prior years	77	61	46
Increases related to positions taken during the current year	129	212	226
Decreases related to positions taken during prior years	(185)	(255)	(244)
Settlements	(313)	(4)	(1)
Expiration of statute of limitations	-	-	(1)
Cumulative translation adjustments	-	36	18

Ending balance	$1,632	$1,576	$1,526

(1)	The beginning balance has been increased by $348 million, in accordance with Business Combinations Accounting.

As of December 31, 2009, December 26, 2008 and December 28, 2007, the balance of Merrill Lynch’s UTBs which would, if recognized, affect Merrill Lynch’s effective tax rate was $1.2 billion, $1.3 billion and $1.2 billion, respectively. Included in the UTB balance are certain items, which, if recognized, would not affect the effective tax rate. Such items include the tax effect of certain temporary differences, the portion of gross state UTBs that would be offset by the tax benefit of the associated federal deduction and the portion of gross foreign UTBs that would be offset by tax reductions in other jurisdictions.

Merrill Lynch is under examination by the Internal Revenue Service (“IRS”) and other tax authorities in countries and states in which Merrill Lynch has significant business operations. The table below summarizes the status of significant tax examinations, by jurisdiction, for Merrill Lynch as of December 31, 2009.

	Years Under	Status at
Jurisdiction	Examination(1)	December 31, 2009

U.S. federal	2004	In Appeals process
U.S. federal	2005—2007	Field examination
U.K.	2007	Field examination

(1)	All subsequent tax years in the jurisdictions above remain open to examination.

In addition to the above examinations, in 2003 Merrill Lynch received an adverse opinion from the U.S. Tax Court with respect to a 1987 transaction that impacts the tax years 1986 through 1993. Merrill Lynch appealed this opinion to the U.S. Court of Appeals for the Second Circuit. In 2004, the initial adverse opinion was affirmed by the U.S. Court of Appeals but the case was remanded to the U.S. Tax Court to consider a new argument. In 2008, the U.S. Tax Court issued an adverse opinion on the remanded matter. Merrill Lynch is in the process of appealing this decision to the U.S. Court of Appeals. The income tax associated with this matter has been remitted and is included in the UTB balance.

The IRS proposed adjustments for two issues in the audit for the tax year 2004 which Merrill Lynch has protested to the Appeals office. The issues involve eligibility for the dividends received deduction and foreign tax credits with respect to a structured investment transaction. Merrill Lynch intends to protest any proposed adjustments for these two issues for the tax years 2005, 2006 and 2007.

In 2005 and 2008, Merrill Lynch paid income tax assessments to Japan for the fiscal years April 1, 1998 through March 31, 2007 in relation to the taxation of income that was originally reported in other jurisdictions, primarily the U.S. Upon making these payments, Merrill Lynch began the process of obtaining clarification from international tax authorities on the appropriate allocation of income among multiple jurisdictions (Competent Authority) to prevent the double taxation of the income. During 2009, an agreement was reached between Japan and the U.S. on the allocation of the income during these years. Merrill Lynch also reached agreement with New York State and New York City on the examination for the tax years 2002 through 2006. The impact of these settlements resulted in UTB decreases that are reflected in the table above. In these jurisdictions, all tax years subsequent to those settled remain open to examination.

Considering all U.S. federal and non-U.S. examinations, it is reasonably possible that Merrill Lynch’s UTB balance will decrease as a result of Merrill Lynch’s tax positions being sustained on audit or Merrill Lynch settling certain issues by as much as $418 million during the next twelve months.

Merrill Lynch files income tax returns in numerous state and non-U.S. jurisdictions each year and is under continuous examination by various state and non-U.S. taxing authorities. While many of these examinations are resolved every year, Merrill Lynch does not anticipate that resolutions occurring within the next twelve months would result in a material change to Merrill Lynch’s financial position.

During 2009, 2008 and 2007, Merrill Lynch recognized within income tax benefit, $1 million, $(15) million and $64 million, respectively, of expense (benefits) for interest and penalties, net of tax. As of December 31, 2009, December 26, 2008 and December 28, 2007, Merrill Lynch’s accrual for interest and penalties that related to income taxes, net of taxes and remittances, was $237 million, $146 million and $156 million, respectively.

Significant components of Merrill Lynch’s net deferred tax assets at December 31, 2009 and December 26, 2008 are presented in the following table.

(dollars in millions)
	Successor	Predecessor
	Company	Company
	December 31,	December 26,
	2009	2008

Deferred tax assets
Net operating loss carryforwards(1)	$15,717	$4,721
Capital loss carryforwards	3,305	2,867
Employee compensation and retirement benefits	1,763	3,171
Allowance for credit losses	1,552	2,148
Foreign currency	986	763
Deferred interest	896	772
Accrued expenses and other reserves	625	759
Tax credit carryforwards	384	418
Securities valuations	37	4,326
Intangibles	-	604
Other	386	1,159

Gross deferred tax assets	25,651	21,708

Valuation allowance	(3,740)	(4,015)

Total deferred tax assets, net of valuation allowance	21,911	17,693

Deferred tax liabilities
Long term borrowings	3,693	-
Intangibles	1,464	-
Available-for-sale securities	58	-
Other	599	1,246

Gross deferred tax liabilities	5,814	1,246

Net deferred tax assets(2)(3)	$16,097	$16,447

(1)	The U.K. NOL carryforward deferred tax asset was $9.8 billion at December 31, 2009 and $9.7 billion at December 26, 2008. The $9.7 billion deferred tax asset at December 26, 2008 is not included in the table above.
(2)	Merrill Lynch’s net deferred tax assets were reduced at January 1, 2009 by approximately $5.9 billion, in accordance with Business Combinations Accounting, as a result of its acquisition by Bank of America.
(3)	Merrill Lynch’s net deferred tax assets were reduced during 2009 as a result of the sale of MLBUSA and MLBT-FSB to a subsidiary of Bank of America.

The decrease in the valuation allowance for deferred tax assets was primarily attributable to adjustments at January 1, 2009 in accordance with Business Combinations Accounting, as well as the utilization of a portion of Merrill Lynch’s U.S. capital loss carryforward by Bank of America.

At December 31, 2009, Merrill Lynch had a deferred tax asset of $9.8 billion associated with a U.K. NOL carryforward. The U.K. NOL may be carried forward indefinitely. Due to change-in-control limitations in the three years prior to and following the change in ownership this NOL can be jeopardized by certain major changes in the nature or conduct of the U.K. businesses. Merrill Lynch also had deferred tax assets of $5.4 billion and $3.2 billion related to U.S. federal NOLs and a U.S. federal capital loss carryforward, which begin to expire after 2028 and 2013, respectively. In addition, Merrill Lynch recorded a deferred tax asset of approximately $477 million attributable to

U.S. state NOL carryforwards that expire in various years after 2010 to 2029. Merrill Lynch also had U.S. foreign tax credit carryforwards of $306 million expiring in varying amounts after 2017 and 2018. Realization of these assets is dependent on Merrill Lynch’s or Bank of America’s ability to generate sufficient taxable income prior to their expiration. After examining all available evidence, Merrill Lynch concluded that no valuation allowance was necessary to reduce the U.K. NOL and U.S. federal NOL since estimated future taxable income will more-likely-than-not be sufficient to utilize these assets prior to expiration. Merrill Lynch has established full valuation allowances for its U.S. federal capital loss carryforward and foreign tax credit carryforward. In addition, Merrill Lynch has also recorded a valuation allowance of approximately $126 million against NOLs in various state jurisdictions for which Merrill Lynch believes it is more-likely-than-not that realization will not occur within the carryforward period.

Merrill Lynch is included in the consolidated U.S. federal income tax return and certain combined and unitary state income tax returns of Bank of America. In addition, Merrill Lynch files tax returns in certain state jurisdictions on a separate company basis. At December 31, 2009, Merrill Lynch had a current tax receivable from Bank of America of $2.2 billion.

At December 31, 2009, U.S. federal income taxes had not been provided on $10.2 billion of undistributed earnings for foreign subsidiaries, earned prior to 1987 and after 1997 that have been reinvested for an indefinite period of time. If the earnings were distributed, an additional $1.3 billion of tax expense, net of credits for foreign taxes paid on such earnings and for the related foreign withholding taxes, would have resulted as of December 31, 2009.

Note 18.	Regulatory Requirements

Prior to its acquisition by Bank of America, Merrill Lynch was a consolidated supervised entity (“CSE”) subject to group-wide supervision by the Securities and Exchange Commission (“SEC”) and capital requirements generally consistent with the standards of the Basel Committee on Banking Supervision. As such, Merrill Lynch computed allowable capital and risk allowances consistent with Basel II capital standards; permitted the SEC to examine the books and records of ML & Co. and any affiliate that did not have a principal regulator; and had various additional SEC reporting, record-keeping, and notification requirements. Merrill Lynch is longer subject to regulation under the SEC’s CSE program.

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

Securities Regulation

As a registered broker-dealer and futures commission merchant, MLPF&S is subject to the uniform net capital requirements of SEC Rule 15c3-1, and Commodity Futures Trading Commission (“CFTC”) Regulation 1.17. MLPF&S has elected to compute the minimum capital requirement in accordance with the “Alternative Net Capital Requirement” as permitted by SEC Rule 15c3-1. At December 31, 2009, MLPF&S’s regulatory net capital as defined by Rule 15c3-1 was $5.3 billion and exceeded the minimum requirement of $527 million by $4.8 billion.

In accordance with the Alternative Net Capital Requirement, MLPF&S is required to maintain tentative net capital in excess of $1 billion, net capital in excess of $500 million, and notify the SEC in the event its tentative net capital is less than $5 billion. As of December 31, 2009, MLPF&S had tentative net capital and net capital in excess of the minimum and notification requirements.

MLI, a U.K. regulated investment firm, is subject to capital requirements of the Financial Services Authority (“FSA”). Financial resources, as defined, must exceed the total financial resources requirement set by the FSA. At December 31, 2009, MLI’s financial resources were $18.1 billion, exceeding the minimum requirement by $2.5 billion.

MLJS, a Japan-based regulated broker-dealer, is subject to capital requirements of the Japanese Financial Services Agency (“JFSA”). Net capital, as defined, must exceed 120% of the total risk equivalents requirement of the JFSA. At December 31, 2009, MLJS’s net capital was $1.7 billion, exceeding the minimum requirement by $1.1 billion.

Merrill Lynch Government Securities Inc. (“MLGSI”) was a primary dealer in U.S. Government securities. As a result of Bank of America’s acquisition of Merrill Lynch, MLGSI was delisted as a primary U.S. Government securities dealer in February 2009.

Banking Regulation

MLIB, an Ireland-based regulated bank, is subject to the capital requirements of the Irish Financial Services Regulatory Authority (“IFSRA”). MLIB is required to meet minimum regulatory capital requirements under the European Union (“EU”) banking law as implemented in Ireland by the IFSRA. At December 31, 2009, MLIB’s financial resources were $14.9 billion, exceeding the minimum requirement by $2.4 billion.

Note 19.	Discontinued Operations

On August 13, 2007, Merrill Lynch announced a strategic business relationship with AEGON in the areas of insurance and investment products. As part of this relationship, Merrill Lynch sold Merrill Lynch Insurance Group (“MLIG”) to AEGON for $1.3 billion in the fourth quarter of 2007, which resulted in an after-tax gain of $316 million. The gain, along with the financial results of MLIG, has been reported within discontinued operations for 2008 and 2007 and the assets and liabilities were not considered material for separate presentation.

On December 24, 2007, Merrill Lynch announced that it had reached an agreement with GE Capital to sell Merrill Lynch Capital, a wholly-owned middle-market commercial finance business. The sale included substantially all of Merrill Lynch Capital’s operations, including its commercial real estate division, and closed on February 4, 2008. Merrill Lynch has included results of Merrill Lynch Capital within discontinued operations for 2008 and 2007 and the assets and liabilities were not considered material for separate presentation.

There were no discontinued operations recorded for the year ended December 31, 2009. Net losses from discontinued operations for the year ended December 26, 2008 were $61 million compared with net earnings of $860 million for the year ended December 28, 2007, respectively.

Certain financial information included in discontinued operations on Merrill Lynch’s Consolidated Statements of (Loss)/Earnings for 2008 and 2007 is shown below:

(dollars in millions)
	Predecessor Company
	December 26,	December 28,
	2008	2007

Total revenues, net of interest expense	$28	$1,542

(Losses) / earnings before income taxes	$(141)	$1,397
Income tax (benefit) /expense	(80)	537

Net (loss) / earnings from discontinued operations	$(61)	$860

Merrill Lynch had no assets or liabilities related to discontinued operations as of December 31, 2009. The following assets and liabilities related to discontinued operations were recorded on Merrill Lynch’s Consolidated Balance Sheets as of December 26, 2008:

(dollars in millions)
Predecessor Company
December 26,
2008

Assets:
Loans, notes and mortgages	$117
Other assets	53

Total Assets	$170

Liabilities:
Other payables, including interest	$5

Total Liabilities	$5

As of December 26, 2008, a small portfolio of commercial real estate loans related to the Merrill Lynch Capital portfolio remained in discontinued operations as they were not part of the GE Capital transaction.

Note 20.	Restructuring Charge

Merrill Lynch recorded a pre-tax restructuring charge of $486 million during 2008. This charge was comprised of severance costs of $348 million and expenses related to the accelerated amortization of previous granted equity-based compensation awards of $138 million.

During 2008, Merrill Lynch made cash payments, primarily severance related, of $331 million, resulting in a remaining liability balance of $17 million as of December 26, 2008. During 2009, Merrill Lynch made cash payments, primarily severance related, of $12 million and reversed $5 million of the original restructuring charge; as a result, there was no remaining liability as of December 31, 2009.

Note 21.	Related Party Transactions

Merrill Lynch has entered into various transactions with Bank of America, primarily in connection with certain sales and trading and financing activities. Details on amounts receivable from and payable to Bank of America as of December 31, 2009 are presented below:

Receivables from Bank of America are comprised of:

(dollars in millions)

Cash and cash equivalents	$8,265
Cash and securities segregated for regulatory purposes	3,000
Receivables under resale agreements and securities borrowed transactions	77
Trading assets	700
Intercompany Funding Receivable	5,778
Other receivables	2,682
Other assets	117

Total	$20,619

Payables to Bank of America are comprised of:

(dollars in millions)

Payables under repurchase agreements	$8,307
Payables under securities loaned transactions	10,326
Deposits	35
Trading liabilities	718
Other payables	4,164

Total	$23,550

Total net revenues and non-interest expenses related to transactions with Bank of America for the year ended December 31, 2009 were $253 million and $362 million, respectively.

Note 22.	Quarterly Information (Unaudited)

The unaudited quarterly results of operations of Merrill Lynch for 2009 and 2008 are prepared in conformity with U.S. generally accepted accounting principles, and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of any interim period are not necessarily indicative of results for a full year.

Merrill Lynch has adjusted previously reported prior period 2009 amounts related to the valuation of certain long-term borrowings, primarily structured notes. Merrill Lynch also recorded revisions to certain purchase accounting adjustments made in connection with the acquisition of Merrill Lynch by Bank of America. In addition, in the fourth quarter of 2009, Bank of America contributed the shares of BAI to ML & Co. (see Note 2). As a result, Merrill Lynch’s previously reported results for the first three quarters of 2009 have been adjusted to include the results of BAI as if the contribution from Bank of America had occurred on January 1, 2009. The impact of the adjustments related to certain long-term borrowings, purchase accounting adjustments and BAI on net earnings/(loss) for the first, second and third quarters of 2009 aggregated $90 million, $(221) million, and $10 million, respectively.

(dollars in millions, except per share amounts)

	For The Quarter Ended

	Successor Company				Predecessor Company

		(As Revised)	(As Revised)	(As Revised)
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 26,	Sept. 26,	June 27,	Mar. 28,
	2009	2009	2009	2009	2008	2008	2008	2008

Revenues	$7,620	$7,671	$5,018	$13,750	$(9,832)	$7,846	$6,056	$12,686
Interest expense	1,942	2,407	2,969	3,455	3,595	7,830	8,172	9,752

Revenues, net of interest expense	5,678	5,264	2,049	10,295	(13,427)	16	(2,116)	2,934
Non-interest expenses	4,453	4,779	5,235	4,921	8,741	8,267	5,995	6,235

Pre-tax earnings/(loss) from continuing operations	1,225	485	(3,186)	5,374	(22,168)	(8,251)	(8,111)	(3,301)
Income tax (benefit)/expense	(1,102)	(215)	(1,145)	1,624	(6,340)	(3,131)	(3,477)	(1,332)

Net earnings/(loss) from continuing operations	2,327	700	(2,041)	3,750	(15,828)	(5,120)	(4,634)	(1,969)

Pre-tax loss from discontinued operations	-	-	-	-	(31)	(53)	(32)	(25)
Income tax benefit	-	-	-	-	(15)	(21)	(12)	(32)

Net (loss)/earnings from discontinued operations	-	-	-	-	(16)	(32)	(20)	7

Net earnings/(loss)	$2,327	$700	$(2,041)	$3,750	$(15,844)	$(5,152)	$(4,654)	$(1,962)

Loss per common share:
Basic loss per common share from continuing operations	N/A	N/A	N/A	N/A	$(9.94)	$(5.56)	$(4.95)	$(2.20)
Basic (loss)/earnings per common share from discontinued operations	N/A	N/A	N/A	N/A	(0.01)	(0.02)	(0.02)	0.01

Basic loss per common share	N/A	N/A	N/A	N/A	$(9.95)	$(5.58)	$(4.97)	$(2.19)

Diluted loss per common share from continuing operations	N/A	N/A	N/A	N/A	$(9.94)	$(5.56)	$(4.95)	$(2.20)
Diluted (loss)/earnings per common share from discontinued operations	N/A	N/A	N/A	N/A	(0.01)	(0.02)	(0.02)	0.01

Diluted loss per common share	N/A	N/A	N/A	N/A	$(9.95)	$(5.58)	$(4.97)	$(2.19)

N/A	Earnings per share data is not presented for the 2009 quarterly periods, as Merrill Lynch was a wholly-owned subsidiary of Bank of America during that period.

Note 23.	Parent Company Information

The following tables present Parent Company Only financial information:

Merrill Lynch & Co., Inc.
(Parent Company Only)
Condensed Statements of Earnings/(Loss) and Comprehensive Income/(Loss)

(dollars in millions)
	Successor Company	Predecessor Company
		For the Period from
	For the Year Ended	December 27, 2008 to	For the Year Ended	For the Year Ended
	December 31, 2009	December 31, 2008	December 26, 2008	December 28, 2007
Revenues
Principal transactions	$(3,897)	$(49)	$1,912	$556
Management service fees (from affiliates)	222	-	173	815
Earnings from equity method investments	25	-	232	255
Other income (loss)	563	40	811	(259)

Subtotal	(3,087)	(9)	3,128	1,367
Interest revenue	3,507	(111)	8,044	9,467
Less interest expense	6,009	-	5,643	8,399

Net interest (expense)/profit	(2,502)	(111)	2,401	1,068

Revenues, net of interest expense	(5,589)	(120)	5,529	2,435

Non-interest expenses
Compensation and benefits	619	2	632	407
Professional fees	45	-	439	237
Communications and technology	30	-	50	63
Occupancy and related depreciation	37	-	68	41
Other	343	1	780	85
Payment related to price reset on common stock offering	-	-	2,500	-

Total non-interest expenses	1,074	3	4,469	833

Pre-tax (loss)/earnings from continuing operations	(6,663)	(123)	1,060	1,602
Income tax benefit/(expense)	3,376	50	(1,123)	(311)
Equity in earnings/(loss) of affiliates, net of tax	8,023	(80)	(27,549)	(9,068)

Net earnings/(loss)	4,736	(153)	(27,612)	(7,777)
Other comprehensive loss, net of tax	(112)	-	(4,529)	(1,179)

Comprehensive income/(loss)	$4,624	$(153)	$(32,141)	$(8,956)

Preferred stock dividends	153	-	2,869	270

Net earnings/(loss) applicable to common stockholders	$4,583	$(153)	$(30,481)	$(8,047)

Merrill Lynch & Co., Inc.
(Parent Company Only)
Condensed Balance Sheets

(dollars in millions, except per share amounts)
	Successor Company	Predecessor Company
	December 31,	December 26,
	2009	2008
ASSETS

Cash and cash equivalents	$474	$12,096
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	-	139
Receivables under resale agreements	1,022	30,000
Investment securities (includes securities pledged as collateral that can be sold or repledged of $6,155 in 2009 and $14,003 in 2008)	11,285	16,762
Receivables from Bank of America	4,949	-
Advances to affiliates
Senior advances	96,175	118,163
Subordinated loans and preferred securities	50,629	51,280

	146,804	169,443
Investments in affiliates	24,823	15,930
Equipment and facilities (net of accumulated depreciation and amortization of $37 in 2009 and $218 in 2008)	49	63
Goodwill and other intangible assets	3,738	-
Other assets	12,955	1,591

Total Assets	$206,099	$246,024

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Payables under repurchase agreements	$7,177	$15,008
Short-term borrowings	-	20,128
Payables to affiliates	15,691	14,508
Other liabilities and accrued interest payable	13,990	3,933
Long-term borrowings (includes $29,531 in 2009 and $33,171 in 2008 measured at fair value in accordance with the fair value option election)	128,103	172,444

Total Liabilities	164,961	226,021

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred Stockholders’ Equity: authorized 25,000,000 shares: (liquidation preference of $30,000 per share;
issued: 2008 — 244,100 shares; liquidation preference of $1,000 per share; issued: 2008 — 115,000 shares; liquidation preference of $100,000 per share; issued: 2009 — 17,000 shares; issued: 2008 — 17,000 shares)	1,541	8,605
Common Stockholders’ Equity
Common stock (par value $1.33 1/3 per share; authorized; 3,000,000,000 shares; issued: 2009 — 1,000 shares; issued: 2008 — 2,031,995,436 shares)	-	2,709
Paid-in capital	35,126	47,232
Accumulated other comprehensive loss (net of tax)	(112)	(6,318)
Retained earnings/(accumulated deficit)	4,583	(8,603)

	39,597	35,020
Less: Treasury stock, at cost (2009 — none; 2008 — 431,742,565 shares)	-	23,622

Total Common Stockholders’ Equity	39,597	11,398

Total Stockholders’ Equity	41,138	20,003

Total Liabilities and Stockholders’ Equity	$206,099	$246,024

Merrill Lynch & Co., Inc.
(Parent Company Only)
Condensed Statements of Cash Flows

(dollars in millions)
	Successor Company	Predecessor Company
	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2009	December 26, 2008	December 28, 2007
Cash flows from operating activities:
Net earnings/(loss)	$4,736	$(27,612)	$(7,777)
Adjustments to reconcile net earnings/(loss) to cash provided by operating activities
Equity in (earnings)/loss of affiliates	(8,023)	27,549	9,068
Depreciation and amortization	96	15	15
Share-based compensation expense	440	387	350
Payment related to price reset on common stock offering	-	2,500	-
Deferred taxes	(2,544)	827	490
Earnings from equity method investments	-	(207)	(228)
Amortization of premium/(discount) on long-term borrowings	-	401	(543)
Unrealized losses/(gains) on long-term borrowings	369	(2,318)	(1,589)
Foreign exchange losses/(gains) on long-term borrowings	3,156	(4,344)	7,974
Other	1,979	295	214
Changes in operating assets and liabilities:
Cash and securities segregated	139	322	(461)
Receivables under resale agreements	28,978	8,727	(31,791)
Receivables from Bank of America	(4,949)	-	-
Payables under repurchase agreements	(7,830)	(1,989)	11,527
Dividends and partnerships distributions from affiliates	310	360	7,079
Trading investment securities	-	-	4,688
Other, net	(120)	85	998

Cash provided by operating activities	16,737	4,998	14

Cash flows from investing activities:
Proceeds from/(payments for):
Advances to/(advances from) affiliates	23,823	10,970	(35,948)
Distributions to affiliates	(6,850)	-	-
Maturities of available-for-sale securities	4,225	3,108	3,023
Sales of available-for-sale securities	1,507	464	407
Purchases of available-for-sale securities	-	(3,728)	(10,125)
Non-qualifying investments	51	194	83
Investments in affiliates	(698)	(17,806)	(5,072)
Sale of MLBT-FSB to Bank of America	4,450	-	-
Acquisitions, net of cash	-	-	(2,045)
Equipment and facilities, net	1	(14)	(6)

Cash provided by/(used for) investing activities	26,509	(6,812)	(49,683)

Cash flows from financing activities:
(Payments for)/proceeds from:
Short-term borrowings	(20,128)	6,906	8,940
Issuance and resale of long-term borrowings	-	38,786	93,648
Settlement and repurchases of long-term borrowings	(41,437)	(56,577)	(49,950)
Capital contributions from Bank of America	6,850	-	-
Issuance of common stock	-	9,899	4,787
Issuance of preferred stock, net	-	9,281	1,123
Common stock repurchases	-	-	(5,272)
Other common stock transactions	-	(833)	(60)
Excess tax benefits related to share-based compensation	-	39	715
Dividends	(153)	(2,584)	(1,505)

Cash (used for)/provided by financing activities	(54,868)	4,917	52,426

(Decrease)/increase in cash and cash equivalents	(11,622)	3,103	2,757
Cash and cash equivalents, beginning of period(1)	12,096	8,993	6,236

Cash and cash equivalents, end of period	$474	$12,096	$8,993

Supplemental Disclosure of Cash Flow Information:
Income taxes paid (net of refunds)	$203	$128	$269
Interest paid	4,289	5,903	7,594

Non-cash investing and financing activities;
In connection with the acquisition of Merrill Lynch by Bank of America, ML & Co. recorded purchase accounting adjustments for the year ended December 31, 2009, which were recorded as non-cash capital contributions.
In connection with the sale of Merrill Lynch Bank USA to a subsidiary of Bank of America during 2009, ML & Co. received a note receivable as consideration for the net book value of assets and liabilities transferred to Bank of America.
As a result of the conversion of $6.6 billion of Merrill Lynch’s mandatory convertible preferred stock, series 1, ML & Co. recorded additional preferred dividends of $2.1 billion in 2008. The preferred dividends were paid in additional shares of common stock and preferred stock.
In satisfaction of Merrill Lynch’s obligations under the reset provisions contained in the investment agreement with Temasek, in 2008 ML & Co. paid Temasek $2.5 billion through the issuance of common stock.

(1)	Amount for Successor Company is as of January 1, 2009.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously announced in an 8-K dated April 15, 2009, on April 15, 2009, the Audit Committee of the board of directors of Bank of America, the parent corporation of Merrill Lynch, approved the engagement of PricewaterhouseCoopers LLP, as Merrill Lynch’s independent registered public accounting firm to audit Merrill Lynch’s consolidated financial statements. PricewaterhouseCoopers LLP currently serves as Bank of America’s independent registered public accounting firm. This action effectively dismissed Deloitte & Touche LLP on that date as Merrill Lynch’s principal independent accountants.

Item 9A.	Controls and Procedures

Material Weaknesses Previously Disclosed

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 26, 2008 and in Part I, Item 4 of our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2009, June 30, 2009, and September 30, 2009, in January 2009, we identified two material weaknesses in the design and operation of our internal controls. The first involved the contemporaneous documentation and fair value hedge effectiveness requirements of ASC 815, Derivatives and Hedging (“Derivatives Accounting”) for a single material hedge relationship entered into in the fourth quarter of 2008. This item was fully remediated in the first quarter of 2009 through the implementation of the contemporaneous documentation and fair value hedge effectiveness policies and procedures that are successfully employed by Bank of America Corporation.

The second material weakness relates to the accounting for certain intercompany swaps with affiliates entered into by ML & Co. This material weakness was fully remediated in the fourth quarter through the implementation of additional change management and escalation controls and procedures, and through the completion of a balance sheet account substantiation review and enhancements to reconciliation procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Merrill Lynch’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of Merrill Lynch’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation Merrill Lynch’s Chief Executive Officer and Chief Financial Officer concluded that Merrill Lynch’s disclosure controls and procedures were effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting information required to be disclosed by Merrill Lynch in reports that it files or submits under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Accordingly, management believes that the Consolidated Financial Statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented.

Report on Internal Control Over Financial Reporting

Management recognizes its responsibility for establishing and maintaining adequate internal control over financial reporting.

Merrill Lynch’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Merrill Lynch’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that Merrill Lynch’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Merrill Lynch’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management believes that Merrill Lynch maintained effective internal control over financial reporting as of December 31, 2009.

Pricewaterhouse Coopers LLP, Merrill Lynch’s independent registered public accounting firm, has issued an opinion on the effectiveness of Merrill Lynch’s internal control over financial reporting as of December 31, 2009. This report appears under “Report of Independent Registered Public Accounting Firm” in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

No change in ML & Co.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred in the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, ML & Co.’s internal control over financial reporting, except as disclosed above concerning the remediation of the material weakness relating to the accounting for certain intercompany swaps with affiliates.

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

Pre-Approval of Services Provided by the Independent Registered Public Accounting Firm

Subsequent to our acquisition by Bank of America and consistent with SEC requirements, we follow the policies established by the Audit Committee of the Board of Directors of Bank of America (the “BAC Audit Committee”) regarding engagements of the provision of audit services and permitted non-audit services to us by the independent registered public accounting firm and by any other accounting firm proposed to be retained to provide audit services (e.g., in compliance with a foreign statute) or non-audit services.

Under the BAC Audit Committee’s pre-approval policies and procedures, the BAC Audit Committee is required to pre-approve the audit and non-audit services performed by our independent registered public accounting firm. On an annual basis, the BAC Audit Committee pre-approves a list of services that may be provided by the independent registered public accounting firm without obtaining specific pre-approval from the BAC Audit Committee. The list of pre-approved services is divided into four categories: audit services; audit-related services; tax services; and all other services. In addition, the BAC Audit Committee sets pre-approved fee levels for each of these listed services. Any type of service that is not included on the list of pre-approved services must be specifically approved by the BAC Audit Committee or its designee. Any proposed service that is included on the list of pre-approved services but will cause the pre-approved fee level to be exceeded will also require specific pre-approval by the BAC Audit Committee or its designee.

The BAC Audit Committee has delegated pre-approval authority to the BAC Audit Committee chairman and any pre-approved actions by the BAC Audit Committee chairman as designee are reported to the BAC Audit Committee for approval at its next scheduled meeting.

Fees Paid to the Independent Registered Public Accounting Firm

The following table presents aggregate fees billed for audits of our consolidated financial statements and fees billed for audit-related and non-audit services. For the year ended December 31, 2009, the table presents the aggregated fees billed by PricewaterhouseCoopers LLP and their affiliates (“PwC”). For the year ended December 26, 2008, the table presents the aggregated fees billed by Deloitte & Touche, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates. In April 2009, PwC was engaged as Merrill Lynch’s independent registered public accounting firm, at which time Deloitte & Touche was effectively dismissed as Merrill Lynch’s principal independent accountants. In pre-approving 100% of the services generating fees in 2008 and 2009, the de minimis exception to the SEC’s pre-approval requirements applicable to the provision of audit-related, tax and all other services provided by the independent registered public accounting firm was not relied upon.

(dollars in millions)

	2009	2008

Audit fees(1)	$47.4	$46.3
Audit-related fees(2)	3.0	7.4
Tax fees(3)	3.2	2.8
All other fees(4)	-	-

Total fees	$53.6	$56.5

(1)	For 2009, Audit fees consisted of fees billed by PwC related to the audit of the Consolidated Financial Statements filed with the SEC, the audits of domestic and international statutory and subsidiary financial statements and certain agreed upon procedures and other attestation reports. For 2008, Audit fees consisted of fees for the audits of the consolidated financial statements and reviews of the condensed consolidated financial statements filed with the SEC on Forms 10-K and 10-Q as well as work generally only the independent registered public accounting firm can be reasonably expected to provide, such as comfort letters, statutory audits, consents and review of documents filed with the SEC, including certain Form 8-K filings. Audit fees also included fees for the audit opinion rendered regarding the effectiveness of internal control over financial reporting.

(2)	For 2009, Audit-related fees consisted of fees billed by PwC for other audit and attest services, and financial accounting, reporting and compliance matters. For 2008, Audit-related fees consisted principally of attest services pursuant to Statement of Auditing Standards No. 70, “Service Organizations,” transaction services such as due diligence and accounting consultations related to acquisitions, accounting consultations and attest services relating to financial accounting and reporting standards, fees for employee benefit plan audits, reports in connection with agreed-upon procedures related to subsidiaries that deal in derivatives and in connection with data verification and agreed-upon procedures related to asset securitizations.

(3)	For 2009, Tax fees pertain to services performed for tax compliance, advisory and planning services. Tax fees for these areas are billed to Bank of America Corporation on a consolidated basis and are excluded from the table above. The tax fees reflected above include preparation of certain tax returns (principally Forms 1041 and 990) for certain customer trusts and foundations. For 2008, Tax fees consisted of fees for all services performed by the independent registered public accounting firm’s tax personnel, except those services specifically related to the audit and review of the financial statements, and consisted principally of tax compliance (i.e., services rendered based upon facts already in existence or transactions that have already occurred to document, compute and obtain government approval for amounts to be included in tax filings), tax advisory and tax planning services. Tax compliance related fees accounted for $2.5 million of the 2008 tax fees.

(4)	For 2009, All other fees consists of advisory services, which are billed to Bank of America Corporation on a consolidated basis and are excluded from the table above. There were no All other fees for 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(1)	Financial Statements:

The consolidated financial statements required in response to this Item are incorporated herein by reference from Part II, Item 8 of this Form 10-K.

(2)	Schedules:

The schedules required in response to this Item are incorporated herein by reference from Exhibit 99.1 of this Form 10-K.

(3)	Exhibits

An exhibit index has been filed as part of this report beginning on page E-1 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of March 2010.

Merrill Lynch & Co., Inc.

By	* /s/ Thomas K. Montag
Name:     Thomas K. Montag

Title:	Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 10th day of March 2010.

Signature		Title

* /s/ Thomas K. Montag Thomas K. Montag		Director and Chief Executive Officer (Principal Executive Officer)

* /s/ Robert Qutub Robert Qutub		Chief Financial Officer (Principal Financial Officer)

* /s/ Thomas W. Perry Thomas W. Perry		Chief Accounting Officer and Controller (Principal Accounting Officer)

* /s/ Brian T. Moynihan Brian T. Moynihan		Chairman

* /s/ Neil A. Cotty Neil A. Cotty		Director

* /s/ Sallie L. Krawcheck Sallie L. Krawcheck		Director

/s/ Bruce Thompson Bruce Thompson		Director

By:	/s/ Teresa M. Brenner Teresa M. Brenner Attorney-in-Fact

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

Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1		Agreement and Plan of Merger, dated as of September 15, 2008, by and between Merrill Lynch & Co., Inc. and Bank of America Corporation (incorporated by reference to Exhibit 2.1 to Merrill Lynch’s Current Report on Form 8-K dated September 19, 2008).
2	.2*	Stock Purchase and Sale Agreement, dated as of April 21, 2009, among Merrill Lynch Group, Inc., BANA Holding Corporation, and Merrill Lynch Bank USA
2	.3*	Stock Purchase and Sale Agreement, dated as of August 12, 2009, among Merrill Lynch & Co., Inc., BANA Holding Corporation and Merrill Lynch Bank & Trust Co., FSB
Articles of Incorporation and By-Laws
3.1		Restated Certificate of Incorporation of Merrill Lynch, effective as of May 3, 2001 (incorporated by reference to Exhibit 3.1 to 8-K dated November 14, 2005).
3.2		Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s Floating Rate Non-Cumulative Preferred Stock, Series 1, par value $1.00 per share, effective as of October 25, 2004 (the “Series 1 Preferred Stock”) (incorporated by reference to Exhibit 3.2 and 4.1 to 8-K dated November 14, 2005).
3.3		Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s Floating Rate Non-Cumulative Preferred Stock, Series 2, par value $1.00, effective as of March 9, 2005 (the “Series 2 Preferred Stock”) (incorporated by reference to Exhibit 3.3 and 4.2 to 8-K dated November 14, 2005).
3.4		Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s 6.375% Non-Cumulative Preferred Stock, Series 3, par value $1.00 per share, effective as of November 14, 2005 (the “Series 3 Preferred Stock”) (incorporated by reference to Exhibit 3.4 and 4.3 to 8-K dated November 14, 2005).
3.5		Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s Floating Rate Non-Cumulative Preferred Stock, Series 4, par value $1.00 per share, effective as of November 14, 2005 (the “Series 4 Preferred Stock”) (incorporated by reference to Exhibit 3.5 and 4.4 to 8-K dated November 14, 2005).
3.6		Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s Floating Rate Non-Cumulative Preferred Stock, Series 5, par value $1.00 per share, effective as of March 16, 2007 (the “Series 5 Preferred Stock”) (incorporated by reference to Exhibit 3.6 and 4.5 to 8-K dated March 21, 2007).
3.7		Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s 6.70% Non-Cumulative Perpetual Preferred Stock, Series 6, par value $1.00 per share, effective as of September 21, 2007 (the “Series 6 Preferred Stock”) (incorporated by reference to Exhibit 3.7 and 4.6 to Form 8-K dated September 24, 2007).
3.8		Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s 6.25% Non-Cumulative Perpetual Preferred Stock, Series 7, par value $1.00 per share, effective as of September 21, 2007 (the “Series 7 Preferred Stock”) (incorporated by reference to Exhibit 3.8 and 4.7 to 8-K dated September 24, 2007).

3.9	Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 1, par value $1.00 per share, effective as of January 15, 2008 (incorporated by reference to Exhibit 3.9 and 4.8 to 8-K dated January 16, 2008).
3.10	Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s 8.625% Non-Cumulative Preferred Stock, Series 8 (incorporated by reference to Exhibits 3.10 and 4.9 to Form 8-K dated April 29, 2008).
3.11	Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 2, par value $1.00 per share and liquidation preference $100,000 per share (incorporated by reference to Exhibits 3.11 and 4.10 to Form 8-K dated August 1, 2008).
3.12	Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 3, par value $1.00 per share and liquidation preference $100,000 per share (incorporated by reference to Exhibits 3.12 and 4.11 are incorporated by reference to Registrant’s Current Report on Form 8-K dated August 1, 2008).
3.13	Certificate of Merger merging MER Merger Corporation with and into Merrill Lynch & Co., Inc. (incorporated by reference to Exhibit 3.1 to 8-K dated January 2, 2009).
3.14	Certificate of Amendment to Certificate of Designations of 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 2 of ML & Co. (incorporated by reference to Exhibit 3.2 to 8-K dated January 2, 2009).
3.15	Certificate of Amendment to Certificate of Designations of 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 3 of Merrill Lynch & Co., Inc. (incorporated by reference to Exhibit 3.3 to 8-K dated January 2, 2009).
3.16	By-Laws of Merrill Lynch & Co., Inc. as of January 1, 2009 (incorporated by reference to Exhibit 3.4 to 8-K dated January 2, 2009).
Instruments Defining the Rights of Security Holders, Including Indentures ML & Co. hereby undertakes to furnish to the SEC, upon request, copies of any agreements not filed defining the rights of holders of long-term debt securities of ML & Co., none of which authorize an amount of securities that exceed 10% of the total assets of ML & Co.

4.1	Senior Indenture, dated as of April 1, 1983, as amended and restated as of April 1, 1987, between ML & Co. and The Bank of New York Mellon,(1) as Trustee (“1983 Senior Indenture”) and the Supplemental Indenture thereto dated as of March 5, 1990 (incorporated by reference to Exhibit 4(i) to 10-K for the fiscal year ended December 29, 1999 (“1999 10-K”)).
4.2	Sixth Supplemental Indenture to the 1983 Senior Indenture, dated as of October 25, 1993, between ML & Co. and The Bank of New York Mellon (incorporated by reference to Exhibit 4(ii) to 1999 10-K).
4.3	Twelfth Supplemental Indenture to the 1983 Senior Indenture, dated as of September 1, 1998, between ML & Co. and The Bank of New York Mellon (incorporated by reference to Exhibit 4(a) to 8-K dated October 21, 1998).
4.4	Fifteenth Supplemental Indenture to the 1983 Senior Indenture, dated as of October 14, 2003, between ML & Co. and The Bank of New York Mellon (incorporated by reference to Exhibit 4(b)(ix) to S-3 (file no. 333-109802))

(1) As used in this section of this Report, “The Bank of New York Mellon” means The Bank of New York Mellon, a New York banking corporation and successor to the corporate trust business of JPMorgan Chase Bank, N.A., the entity formerly known as JPMorgan Chase Bank, The Chase Manhattan Bank and Chemical Bank (successor by merger to Manufacturers Hanover Trust Company).

4.5		Eighteenth Supplemental Indenture to the 1983 Senior Indenture, dated as of October 21, 2004, between Merrill Lynch and The Bank of New York Mellon, incorporated by reference to Exhibit 4(b)(xiv) to Merrill Lynch’s Registration Statement on Form S-3 (file no. 333-122639).
4.6		Senior Indenture, dated as of October 1, 1993 between ML & Co. and The Bank of New York Mellon (“1993 Senior Indenture”) (incorporated by reference to Exhibit(4)(iv) to 10-K for fiscal year ended December 25, 1998 (“1998 10-K”)).
4.7		First Supplemental Indenture to the 1993 Senior Indenture, dated as of June 1, 1998, between ML & Co. and The Bank of New York Mellon (incorporated by reference to Exhibit 4(a) to 8-K dated July 2, 1998).
4.8		Form of Subordinated Indenture, dated as of December 17, 1996, between ML & Co. and The Bank of New York Mellon, as trustee (“1996 Subordinated Indenture”) (incorporated by reference to Exhibit 4.7 to Amendment No. 2 to S-3 (file no. 333-16603).
4.9		Supplemental Indenture to the 1996 Subordinated Indenture, dated as of May 16, 2006, between ML & Co. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4(a) to ML & Co.’s Report on Form 8-K dated May 16, 2006)
4.10		Junior Subordinated Indenture, dated as of December 14, 2006, between Merrill Lynch & Co., Inc. and The Bank of New York Mellon, as trustee (“2006 Junior Subordinated Indenture”) (incorporated by reference to Exhibit 4(a) to ML & Co.’s Report on Form 8-K dated December 14, 2006).
4.11		First Supplemental Indenture to the 2006 Junior Subordinated Indenture, dated as of December 14, 2006, between Merrill Lynch & Co., Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4(b) to ML & Co.’s Report on Form 8-K dated December 14, 2006).
4.12		Second Supplemental Junior Subordinated Indenture to the 2006 Junior Subordinated Indenture, dated as of May 2, 2007, between ML & Co. and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4(b) to Form 8-K dated May 2, 2007).
4.13		Third Supplemental Indenture to the 2006 Junior Subordinated Indenture, dated as of August 22, 2007, between ML & Co. and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4(b) to Form 8-K dated August 22, 2007).
4.14		Indenture, dated as of December 14, 2004, between ML & Co. and The Bank of New York Mellon, relating to ML & Co.’s Exchange Liquid Yield Option(tm) Notes due 2032 (Zero Coupon — Floating Rate — Senior) (incorporated by reference to Exhibit 4(a)(vii) to S-3 (file no. 333-122639)).
4.15		First Supplemental Indenture, dated as of March 6, 2008, between Merrill Lynch & Co., Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4 to Merrill Lynch & Co., Inc.’s Form 8-K filed March 6, 2008).
4.16		Second Supplemental Indenture, dated as of January 1, 2009, between Merrill Lynch & Co., Inc., Bank of America Corporation and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4 to Merrill Lynch & Co., Inc.’s Form 8-K filed January 5, 2009.)
Material Contracts
10	.1†	Merrill Lynch & Co., Inc. 2010 Performance Year Deferred Compensation Plan (incorporated by reference to Exhibit 4(a) of to S-8 (file no. 333-163003)
10	.2†	Form of Agreement dated May 1, 2008 with Thomas K. Montag (filed as Exhibit 10.1 to ML & Co.’s Report on Form 8-K dated May 2, 2008).
11		Statement re: computation of earnings per common share (the calculation of per share earnings is in Part II, Item 8, Note 13 to the Consolidated Financial Statements (Stockholders’ Equity and Earnings Per Share) and is not required in accordance with Section(b)(11) of Item 601 of Regulation S-K).
12	*	Statement re: computation of ratios.
23	.1*	Consent of Pricewaterhouse Coopers LLP, Independent Registered Public Accounting Firm of the Registrant.

23	.2*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
23	.3*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm of BlackRock, Inc.
24	.1*	Power of Attorney.
24	.2*	Certificate of Assistant Secretary.
31	.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.
31	.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Additional Exhibits
99.1		Audited consolidated financial statements of BlackRock, Inc. (“BlackRock”) for the year ended December 31, 2009 are incorporated herein by reference to Item 15(1) of BlackRock’s 2009 Annual Report on Form 10-K (Commission File Number 001-33099).

*	Filed herewith

†	Management contract or compensatory plan or arrangement

E-4