Form 10-Q
period 2010-03-31
MERRILL LYNCH & CO., INC.
filed 2010-05-07
CIK 65100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of the close of business on May 7, 2010, there were 1,000 shares of Common Stock outstanding, all of which were held by Bank of America Corporation.

The registrant is a wholly owned subsidiary of Bank of America Corporation and meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with a reduced disclosure format as permitted by Instruction H (2).

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I

Item 1.	Financial Statements

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended	Three Months Ended
(dollars in millions)	March 31, 2010	March 31, 2009

Revenues
Principal transactions	$3,218	$5,914
Commissions	1,467	1,380
Managed account and other fee-based revenues	1,051	1,156
Investment banking	667	606
Earnings from equity method investments	281	40
Other income	1,154	271
Other-than-temporary impairment losses on AFS debt securities:
Total other-than-temporary impairment losses on AFS debt securities	(105)	-
Portion of other-than-temporary impairment losses recognized in OCI on AFS debt securities	19	-

Subtotal	7,752	9,367
Interest and dividend revenues	1,815	4,383
Less interest expense	2,040	3,455

Net interest (expense)/profit	(225)	928

Revenues, net of interest expense	7,527	10,295

Non-interest expenses
Compensation and benefits	3,844	3,278
Communications and technology	462	399
Occupancy and related depreciation	305	271
Brokerage, clearing, and exchange fees	280	272
Advertising and market development	85	106
Professional fees	144	102
Office supplies and postage	43	42
Other	431	451

Total non-interest expenses	5,594	4,921

Pre-tax earnings	1,933	5,374
Income tax expense	664	1,624

Net earnings	$1,269	$3,750

Preferred stock dividends	38	15

Net earnings applicable to common stockholder	$1,231	$3,735

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except per share amounts)	March 31, 2010	December 31, 2009

ASSETS

Cash and cash equivalents	$19,784	$15,005

Cash and securities segregated for regulatory purposes or deposited with clearing organizations	11,239	20,430

Securities financing transactions
Receivables under resale agreements (includes $48,627 in 2010 and $41,740 in 2009 measured at fair value in accordance with the fair value option election)	76,710	69,738
Receivables under securities borrowed transactions (includes $3,233 in 2010 and $2,888 in 2009 measured at fair value in accordance with the fair value option election)	56,141	45,422

	132,851	115,160

Trading assets, at fair value (includes securities pledged as collateral that can be sold or repledged of $24,769 in 2010 and $25,901 in 2009):
Derivative contracts	45,355	49,582
Equities and convertible debentures	33,475	34,501
Non-U.S. governments and agencies	27,350	21,256
Corporate debt and preferred stock	19,966	16,779
Mortgages, mortgage-backed, and asset-backed	8,414	7,971
U.S. Government and agencies	2,137	1,458
Municipals, money markets, physical commodities and other	13,548	8,778

	150,245	140,325

Investment securities (includes $268 in 2010 and $253 in 2009 measured at fair value in accordance with the fair value option election)	25,040	32,840

Securities received as collateral, at fair value	22,963	16,346

Receivables from Bank of America	29,492	20,619

Other receivables
Customers (net of allowance for doubtful accounts of $9 in 2010 and $10 in 2009)	20,073	31,818
Brokers and dealers	4,525	5,998
Interest and other	13,266	14,251

	37,864	52,067

Loans, notes, and mortgages (net of allowances for loan losses of $34 in 2010 and $33 in 2009) (includes $4,113 in 2010 and $4,649 in 2009 measured at fair value in accordance with the fair value option election)	35,194	37,663

Equipment and facilities (net of accumulated depreciation and amortization of $892 in 2010 and $726 in 2009)	2,110	2,324

Goodwill and other intangible assets	8,889	8,883

Other assets	17,939	17,533

Total Assets	$493,610	$479,195

Assets of Consolidated VIEs Included in Total Assets Above (pledged as collateral)

Trading assets, excluding derivative contracts	$10,122
Derivative contracts	442
Investment securities	1,775
Loans, notes, and mortgages (net)	3,372
Other assets	2,960

Total Assets of Consolidated VIEs	$18,671

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except per share amounts)	March 31, 2010	December 31, 2009

LIABILITIES

Securities financing transactions
Payables under repurchase agreements (includes $44,376 in 2010 and $37,325 in 2009 measured at fair value in accordance with the fair value option election)	$74,174	$66,260
Payables under securities loaned transactions	15,232	24,915

	89,406	91,175

Short-term borrowings (includes $7,021 in 2010 and $813 in 2009 measured at fair value in accordance with the fair value option election)	7,101	853

Deposits	13,473	15,187

Trading liabilities, at fair value
Derivative contracts	36,114	35,120
Equities and convertible debentures	16,533	13,654
Non-U.S. governments and agencies	21,619	12,844
Corporate debt and preferred stock	4,328	1,903
U.S. Government and agencies	1,436	1,296
Municipals, money markets and other	411	643

	80,441	65,460

Obligation to return securities received as collateral, at fair value	22,963	16,346
Payables to Bank of America	24,246	23,550

Other payables
Customers	36,487	39,307
Brokers and dealers	12,000	14,148
Interest and other (includes $201 in 2010 and $240 in 2009 measured at fair value in accordance with the fair value option election)	18,486	17,080

	66,973	70,535

Long-term borrowings (includes $46,099 in 2010 and $47,040 in 2009 measured at fair value in accordance with the fair value option election)	142,248	151,399
Junior subordinated notes (related to trust preferred securities)	3,557	3,552

Total Liabilities	450,408	438,057

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred Stockholders’ Equity; authorized 25,000,000 shares; (liquidation preference of $100,000 per share; issued: 17,000 shares)	1,541	1,541
Common Stockholder’s Equity
Common stock (par value $1.33 1/3 per share; authorized: 3,000,000,000 shares; issued: 1,000 shares)	-	-
Paid-in capital	36,303	35,126
Accumulated other comprehensive (loss) (net of tax)	(311)	(112)
Retained earnings	5,669	4,583

Total Common Stockholder’s Equity	41,661	39,597

Total Stockholders’ Equity	43,202	41,138

Total Liabilities and Stockholders’ Equity	$493,610	$479,195

Liabilities of Consolidated VIEs Included in Total Liabilities Above
Short-term borrowings	$4,956
Derivative contracts	42
Other liabilities	1,151
Long-term borrowings	7,312

Total Liabilities of Consolidated VIEs	$13,461

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
(dollars in millions)	March 31, 2010	March 31, 2009

Cash flows from operating activities:
Net earnings	$1,269	$3,750
Adjustments to reconcile net earnings to cash (used for)/provided by operating activities
Depreciation and amortization	242	303
Share-based compensation expense	594	248
Deferred taxes	917	1,268
Earnings from equity method investments	(203)	(40)
Other	311	2,815
Changes in operating assets and liabilities:
Trading assets	(6,116)	11,228
Cash and securities segregated for regulatory purposes
or deposited with clearing organizations	3,666	3,499
Receivables from Bank of America	(8,873)	(17,507)
Receivables under resale agreements	(6,972)	48,119
Receivables under securities borrowed transactions	(10,719)	(5,260)
Customer receivables	11,746	11,366
Brokers and dealers receivables	1,475	7,329
Proceeds from loans, notes, and mortgages held for sale	1,823	3,015
Other changes in loans, notes, and mortgages held for sale	(927)	(1,573)
Trading liabilities	15,295	(15,934)
Payables under repurchase agreements	7,914	(32,623)
Payables under securities loaned transactions	(9,683)	(8,139)
Payables to Bank of America	696	25,213
Customer payables	(2,820)	(7,821)
Brokers and dealers payables	(2,148)	(2,270)
Other, net	1,319	(1,957)

Cash (used for)/provided by operating activities	(1,194)	25,029

Cash flows from investing activities:
Proceeds from (payments for):
Maturities of available-for-sale securities	770	2,095
Sales of available-for-sale securities	13,427	2,329
Purchases of available-for-sale securities	(298)	(279)
Equipment and facilities, net	49	(22)
Loans, notes, and mortgages held for investment	568	(2,418)
Other investments	1,148	2,218

Cash provided by investing activities	15,664	3,923

Cash flows from financing activities:
Proceeds from (payments for):
Commercial paper and short-term borrowings	1,235	(33,215)
Issuance and resale of long-term borrowings	2,814	1,602
Settlement and repurchases of long-term borrowings	(11,988)	(19,871)
Capital contributions from Bank of America	-	6,850
Deposits	(1,714)	(819)
Dividends	(38)	(15)

Cash used for financing activities	(9,691)	(45,468)

Increase/(decrease) in cash and cash equivalents	4,779	(16,516)
Cash and cash equivalents, beginning of period	15,005	52,603

Cash and cash equivalents, end of period	$19,784	$36,087

Supplemental Disclosure of Cash Flow Information:
Income taxes paid (net of refunds)	$-	$193
Interest paid	1,429	4,273
Non-cash investing and financing activities:

During the quarter ended March 31, 2010, Merrill Lynch received a non-cash capital contribution of approximately $1 billion from Bank of America associated with certain employee stock awards. In addition, as of January 1, 2010, Merrill Lynch assumed assets and liabilities in connection with the consolidation of certain VIEs. See Note 9.

In connection with the acquisition of Merrill Lynch by Bank of America, Merrill Lynch recorded purchase accounting adjustments in the quarter ended March 31, 2009, which were recorded as non-cash capital contributions.

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended	Three Months Ended
(dollars in millions)	March 31, 2010	March 31, 2009

Net earnings	$1,269	$3,750
Other comprehensive (loss)/income, net of tax:
Foreign currency translation adjustment	(59)	229
Net unrealized (loss)/gain on investment securities available-for-sale	(158)	106
Net deferred gain on cash flow hedges	17	39
Defined benefit pension and postretirement plans	1	2

Total other comprehensive (loss)/income, net of tax	(199)	376

Comprehensive income	$1,070	$4,126

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2010

Note 1.  Summary of Significant Accounting Policies

Description of Business

Merrill Lynch & Co. Inc. (“ML & Co.”) and together with its subsidiaries (“Merrill Lynch”), provide trading, investment, financing and related services to individuals and institutions on a global basis through its broker, dealer, banking and other financial services subsidiaries.

Bank of America Acquisition

On January 1, 2009, Merrill Lynch was acquired by Bank of America Corporation (“Bank of America” or “BAC”) through the merger of a wholly-owned subsidiary of Bank of America with and into ML & Co. with ML & Co. continuing as the surviving corporation and a wholly-owned subsidiary of Bank of America. Upon completion of the acquisition, each outstanding share of ML & Co. common stock was converted into 0.8595 shares of Bank of America common stock. As of the completion of the acquisition, ML & Co. Series 1 through Series 8 preferred stock were converted into Bank of America preferred stock with substantially identical terms to the corresponding series of Merrill Lynch preferred stock (except for additional voting rights provided to the Bank of America securities). The Merrill Lynch 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 2, and 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 3 that were outstanding immediately prior to the completion of the acquisition remained issued and outstanding subsequent to the acquisition, but are now convertible into Bank of America common stock.

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of Merrill Lynch. The Condensed Consolidated Financial Statements are presented in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Intercompany transactions and balances within Merrill Lynch have been eliminated. Transactions and balances with Bank of America have not been eliminated. The interim Condensed Consolidated Financial Statements are unaudited; however, all adjustments for a fair presentation of the Condensed Consolidated Financial Statements have been included.

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in Merrill Lynch’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”). The nature of Merrill Lynch’s business is such that the results of any interim period are not necessarily indicative of results for a full year. Certain prior-period amounts have been reclassified to conform to the current period presentation.

As disclosed in Note 22 to the Consolidated Financial Statements contained in the 2009 Annual Report, Merrill Lynch adjusted previously reported 2009 quarterly amounts related to the valuation of certain long-term borrowings, primarily structured notes. Merrill Lynch also recorded revisions to certain purchase accounting adjustments made in connection with the acquisition of Merrill Lynch by Bank of America. In addition, Merrill Lynch’s previously reported results for the first quarter of 2009 were adjusted to include the results of Banc of America Investment Services, Inc. (“BAI”), which was contributed by Bank of America to Merrill Lynch in October 2009, as if the contribution had occurred on January 1, 2009. The aggregate impact of the adjustments related to certain long-term borrowings, purchase accounting adjustments and BAI on net earnings for the first quarter of 2009 was an increase of $90 million.

Consolidation Accounting

Merrill Lynch determines whether it is required to consolidate an entity by first evaluating whether the entity qualifies as a voting rights entity (“VRE”), a variable interest entity (“VIE”), or (prior to January 1, 2010) a qualified special purpose entity (“QSPE”).

The Condensed Consolidated Financial Statements include the accounts of Merrill Lynch, whose subsidiaries are generally controlled through a majority voting interest or a controlling financial interest. In periods prior to January 1, 2010, in certain cases, Merrill Lynch VIEs may have been consolidated based on a risks and rewards approach. Additionally, prior to January 1, 2010, Merrill Lynch did not consolidate those special purpose entities that met the criteria of a QSPE. See the “New Accounting Pronouncements” section of this note for information regarding new VIE accounting guidance that became effective on January 1, 2010.

VREs — VREs are defined to include entities that have both equity at risk that is sufficient to fund future operations and have equity investors that have a controlling financial interest in the entity through their equity investments. In accordance with Accounting Standards Codification (“ASC”) 810, Consolidation, (“Consolidation Accounting”), Merrill Lynch generally consolidates those VREs where it has the majority of the voting rights. For investments in limited partnerships and certain limited liability corporations that Merrill Lynch does not control, Merrill Lynch applies ASC 323, Investments — Equity Method and Joint Ventures (“Equity Method Accounting”), which requires use of the equity method of accounting for investors that have more than a minor influence, which is typically defined as an investment of greater than 3% to 5% of the outstanding equity in the entity. For more traditional corporate structures, in accordance with Equity Method Accounting, Merrill Lynch applies the equity method of accounting where it has significant influence over the investee. Significant influence can be evidenced by a significant ownership interest (which is generally defined as a voting interest of 20% to 50%), significant board of director representation, or other contracts and arrangements.

VIEs — Those entities that do not meet the VRE criteria are generally analyzed for consolidation as either VIEs or (prior to January 1, 2010) QSPEs. A VIE is an entity that lacks equity investors or whose equity investors do not have a controlling financial interest in the entity through their equity investments. Merrill Lynch consolidates those VIEs for which it is the primary beneficiary. In accordance with new accounting guidance effective January 1, 2010, Merrill Lynch is considered the primary beneficiary when it has a controlling financial interest in a VIE. Merrill Lynch has a controlling financial interest when it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Prior to January 1, 2010, the primary beneficiary was the entity that would absorb a majority of the economic risks and rewards of the VIE, based on an analysis of probability-weighted cash flows. Merrill Lynch reassesses whether it is the primary beneficiary of a VIE on a quarterly basis. The quarterly reassessment process considers whether Merrill Lynch has acquired or divested the power to direct the activities of the VIE through changes in governing documents or other circumstances. The reassessment also considers whether Merrill Lynch has acquired or disposed of a financial interest that could be significant to the VIE, or whether an interest in the VIE has become significant or is no longer significant. The consolidation status of the VIEs with which Merrill Lynch is involved may change as a result of such reassessments.

QSPEs — Before January 1, 2010, QSPEs were passive entities with significantly limited permitted activities. QSPEs were generally used as securitization vehicles and were limited in the type of assets that they may hold, the derivatives into which they can enter and the level of discretion that they may exercise through servicing activities. As noted above, prior to January 1, 2010, Merrill Lynch did not consolidate QSPEs.

Securitization Activities

In the normal course of business, Merrill Lynch has securitized commercial and residential mortgage loans; municipal, government, and corporate bonds; and other types of financial assets. Merrill Lynch may retain interests in the securitized financial assets through holding tranches of the securitization. In accordance with ASC 860, Transfers and Servicing (“Financial Transfers and Servicing Accounting”), Merrill Lynch recognizes transfers of financial assets where it relinquishes control as sales to the extent of cash and any proceeds received. Control is considered to be relinquished when all of the following conditions have been met:

•	The transferred assets have been legally isolated from the transferor even in bankruptcy or other receivership;

•	The transferee has the right to pledge or exchange the assets it received, or

•	Prior to January 1, 2010, if the entity was a QSPE the beneficial interest holders have the right to pledge or exchange their beneficial interests

•	After January 1, 2010, if the transferee’s sole purpose is to engage in securitization or asset-backed financing, the beneficial interest holders have the right to pledge or exchange their beneficial interests; and

•	The transferor does not maintain effective control over the transferred assets (e.g., the ability to unilaterally cause the holder to return specific transferred assets).

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

Investment banking revenues include underwriting revenues and fees for merger and acquisition and other advisory services, which are accrued when services for the transactions are substantially completed. Underwriting revenues are presented net of transaction-related expenses. Transaction-related expenses, primarily legal, travel and other costs directly associated with the transaction, are deferred and recognized in the same period as the related revenue from the investment banking transaction to match revenue recognition.

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

Use of Estimates

In presenting the Condensed Consolidated Financial Statements, management makes estimates regarding:

•	Valuations of assets and liabilities requiring fair value estimates;

•	The allowance for credit losses;

•	Determination of other-than-temporary impairments for available-for-sale investment securities;

•	The outcome of litigation;

•	The determination of which VIEs should be consolidated and, prior to January 1, 2010, the determination of the qualifying status of QSPEs;

•	The realization of deferred taxes and the recognition and measurement of uncertain tax positions;

•	The carrying amount of goodwill and intangible assets;

•	The amortization period of intangible assets with definite lives;

•	Incentive-based compensation accruals and valuation of share-based payment compensation arrangements; and

•	Other matters that affect the reported amounts and disclosure of contingencies in the financial statements.

Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the Condensed Consolidated Financial Statements, and it is possible that such changes could occur in the near term.

Fair Value Measurement

Merrill Lynch accounts for a significant portion of its financial instruments at fair value or considers fair value in their measurement. Merrill Lynch accounts for certain financial assets and liabilities at fair value under various accounting literature, including ASC 320, Investments — Debt and Equity Securities, (“Investment Accounting”), ASC 815, Derivatives and Hedging, (“Derivatives Accounting”), and the fair value option election in accordance with ASC 825-10-25, Financial Instruments — Recognition, (the “fair value option election”). Merrill Lynch also accounts for certain assets at fair value under applicable industry guidance, namely ASC 940 Financial Services — Brokers and Dealers (“Broker-Dealer Guide”) and ASC 946, Financial Services — Investment Companies (“Investment Company Guide”).

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

Income Taxes

Merrill Lynch provides for income taxes on all transactions that have been recognized in the Condensed Consolidated Financial Statements in accordance with ASC 740, Income Taxes (“Income Tax Accounting”). Accordingly, deferred taxes are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period during which such changes are enacted. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more-likely-than-not to be realized. Pursuant to Income Tax Accounting, Merrill Lynch may consider various sources of evidence in assessing the necessity of valuation allowances to reduce deferred tax assets to amounts more-likely-than-not to be realized, including the following: 1) past and projected earnings, including losses, of Merrill Lynch and Bank of America, as certain tax attributes such as U.S. net operating losses (“NOLs”), U.S. capital loss carryforwards and foreign tax credit carryforwards can be utilized by Bank of America in certain income tax returns, 2) tax carryforward periods, and 3) tax planning strategies and other factors of the legal entities, such as the intercompany tax-allocation policy. Included within Merrill Lynch’s net deferred tax assets are carryforward amounts generated in the U.S. and the U.K. that are deductible in the future as NOLs. Merrill Lynch has concluded that these deferred tax assets are more-likely-than-not to be fully utilized prior to expiration, based on the projected level of future taxable income of Merrill Lynch and Bank of America, which is relevant due to the intercompany tax-allocation policy. For this purpose, future taxable income was projected based on forecasts, historical earnings after adjusting for the past market disruptions and the anticipated impact of the differences between pre-tax earnings and taxable income.

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

Securities Financing Transactions

Merrill Lynch enters into repurchase and resale agreements and securities borrowed and loaned transactions to accommodate customers and earn interest rate spreads (also referred to as “matched-book transactions”), obtain securities for settlement and finance inventory positions. Resale and repurchase agreements are generally accounted for as collateralized financing transactions and may be recorded at their contractual amounts plus accrued interest or at fair value under the fair value option election. In resale and repurchase agreements, typically the termination date of the agreements is before the maturity date of the underlying security. However, in certain situations, Merrill Lynch may enter into agreements where the termination date of the transaction is the same as the maturity date of the underlying security. These transactions are referred to as “repo-to-maturity” transactions. Merrill Lynch accounts for repo-to-maturity transactions as sales in accordance with U.S. GAAP. Repo-to-maturity transactions were not material for the periods presented.

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

In transactions where Merrill Lynch acts as the lender in a securities lending agreement and receives securities that can be pledged or sold as collateral, it recognizes an asset on the Condensed Consolidated Balance Sheets carried at fair value, representing the securities received (securities received as collateral), and a liability for the same amount, representing the obligation to return those securities (obligation to return securities received as collateral). The amounts on the Condensed Consolidated Balance Sheets result from such non-cash transactions.

Trading Assets and Liabilities

Merrill Lynch’s trading activities consist primarily of securities brokerage and trading; derivatives dealing and brokerage; commodities trading and futures brokerage; and securities financing transactions. Trading assets and trading liabilities consist of cash instruments (e.g., securities and loans) and derivative instruments. Trading assets also include commodities inventory. See Note 6 for additional information on derivative instruments.

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

Private equity investments that are held for capital appreciation and/or current income are accounted for under the Investment Company Guide and carried at fair value. Investments in real estate VIEs that are held by the consolidated real estate fund are also accounted for under the Investment Company Guide and carried at fair value. Additionally, certain private equity investments that are not accounted for under the Investment Company Guide may be carried at fair value under the fair value option election. The carrying value of private equity investments reflects expected exit values based upon market prices or other valuation methodologies including market comparables of similar companies and expected cash flows.

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

For investments accounted for using the equity method, income is recognized based on Merrill Lynch’s share of the earnings or losses of the investee. Dividend distributions are generally recorded as reductions in the investment balance. Impairment testing is based on the guidance provided in Equity Method Accounting, and the investment is reduced when an impairment is deemed other-than-temporary.

For investments accounted for at cost, income is recognized as dividends are received. Impairment testing is based on the guidance provided in Investment Accounting, and the cost basis is reduced when an impairment is deemed other-than-temporary.

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

Loans held for investment are carried at amortized cost, less an allowance for loan losses, which represents Merrill Lynch’s estimate of probable losses inherent in its lending activities. Merrill Lynch performs periodic and systematic detailed reviews of its lending portfolios to identify credit risks and to assess overall collectability. These reviews, which are updated on a quarterly basis in order to incorporate information reflective of the current economic environment, consider a variety of factors including, but not limited to, historical loss experience, estimated defaults, delinquencies, economic conditions, credit scores and the fair value of any underlying collateral. Provisions for loan losses are included in interest and dividend revenue in the Condensed Consolidated Statements of Earnings/(Loss).

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

In general, loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, including loans that are individually identified as being impaired, are classified as impaired unless well-secured and in the process of collection. Commercial loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties are considered troubled debt restructurings and are classified as impaired until the loans have performed for an adequate period of time under the restructured agreement. Interest accrued but not collected is reversed when a commercial loan is classified as impaired. Interest collections on commercial loans for which the ultimate collectability of principal is uncertain are applied as principal reductions; otherwise, such collections are credited to income when received. Commercial loans may be restored to non-impaired status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.

Loans held for sale are carried at lower of cost or fair value. The fair value option election has been made for certain held for sale loans, notes and mortgages. Estimation is required in determining these fair values. The fair value of loans made in connection with commercial lending activity, consisting mainly of senior debt, is primarily estimated using the market value of publicly issued debt instruments when available or discounted cash flows. Merrill Lynch’s estimate of fair value for other loans, notes, and mortgages is determined based on the individual loan characteristics. For certain homogeneous categories of loans, including residential mortgages and home equity loans, fair value is estimated using a whole loan valuation or an “as-if” securitized price based on market conditions. An “as-if” securitized price is based on estimated performance of the underlying asset pool collateral, rating agency credit structure assumptions and market pricing for similar securitizations previously executed. Declines in the carrying value of loans held for sale and loans accounted for at fair value under the fair value option election are included in other revenues in the Condensed Consolidated Statements of Earnings/(Loss).

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

New Accounting Pronouncements

In March 2010, the FASB amended Derivatives Accounting to clarify the scope exception for embedded credit derivatives. The amendments define which embedded credit derivatives should be evaluated for bifurcation and separate accounting. The amendments will be adopted by Merrill Lynch in the third quarter of 2010. Merrill Lynch is currently evaluating the impact of these amendments on the Condensed Consolidated Financial Statements.

On January 1, 2010, Merrill Lynch adopted new amendments to Fair Value Accounting. The amendments require disclosure of significant transfers between Level 1 and Level 2 as well as significant transfers in and out of Level 3 on a gross basis. The amendments also clarify existing disclosure requirements regarding the level of disaggregation of fair value measurements and inputs and valuation techniques. The enhanced disclosures required under these amendments are included in Note 4.

On January 1, 2010, Merrill Lynch adopted new accounting guidance on transfers of financial assets and consolidation of VIEs. This new accounting guidance revises sale accounting criteria for transfers of financial assets, including elimination of the concept of and accounting for QSPEs, and significantly changes the criteria by which an enterprise determines whether it must consolidate a VIE. The adoption of this new accounting guidance resulted in the consolidation of certain VIEs that previously were QSPEs and VIEs that were not recorded on Merrill Lynch’s Consolidated Balance Sheet prior to January 1, 2010. See Note 9 for the initial impact of the new Consolidation Accounting guidance on Merrill Lynch’s Condensed Consolidated Balance Sheet.

Note 2.  Transactions with Bank of America

Merrill Lynch has entered into various transactions with Bank of America, primarily to integrate certain activities within either Bank of America or Merrill Lynch. Transactions with Bank of America also include various asset and liability transfers and transactions associated with intercompany sales and trading and financing activities.

Sale of U.S. Banks to Bank of America

During 2009, Merrill Lynch sold Merrill Lynch Bank USA (“MLBUSA”) and Merrill Lynch Bank & Trust Co., FSB (“MLBT-FSB”) to a subsidiary of Bank of America. In both transactions, Merrill Lynch sold the shares of the respective entity to Bank of America. The sale price of each entity was equal to its net book value as of the date of transfer. Consideration for the sale of MLBUSA was in the form of an $8.9 billion floating rate demand note payable from Bank of America to Merrill Lynch, while MLBT-FSB was sold for cash of approximately $4.4 billion. The demand note received by Merrill Lynch in connection with the MLBUSA sale had a stated interest rate that was a market rate at the time of sale.

The MLBUSA sale was completed on July 1, 2009, and the sale of MLBT-FSB was completed on November 2, 2009. After each sale was completed, MLBUSA and MLBT-FSB were merged into Bank of America, N.A., a subsidiary of Bank of America.

Acquisition of BAI from Bank of America

In October 2009, Bank of America contributed the shares of BAI, one of its wholly-owned broker-dealer subsidiaries, to ML & Co. Subsequent to the transfer, BAI was merged into Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned broker-dealer subsidiary of ML & Co. The net amount contributed by Bank of America to ML & Co. was equal to BAI’s net book value of approximately $263 million. In accordance with Business Combinations Accounting, Merrill Lynch’s results of operations for the year ended December 31, 2009 include the results of BAI as if the contribution from Bank of America had occurred on January 1, 2009. BAI’s impact on Merrill Lynch’s 2009 pre-tax earnings and net earnings was not material.

Asset and Liability Transfers

Subsequent to the Bank of America acquisition, certain assets and liabilities were transferred at fair value between Merrill Lynch and Bank of America. These transfers were made in connection with the integration of certain trading activities with Bank of America and efforts to manage risk in a more effective and efficient manner at the consolidated Bank of America level. During the quarter ended March 31, 2010, such asset or liability transfers were not significant. During the quarter ended March 31, 2009, Merrill Lynch transferred approximately $47 billion each of assets and liabilities to Bank of America and Bank of America transferred approximately $16 billion of assets to Merrill Lynch. In the future, Merrill Lynch and Bank of America may continue to transfer certain assets and liabilities to (and from) each other.

In addition to these transfers, during the quarter ended March 31, 2010, Merrill Lynch sold approximately $11 billion of available-for-sale securities to Bank of America.

Other Related Party Transactions

Merrill Lynch has entered into various other transactions with Bank of America, primarily in connection with certain sales and trading and financing activities. Details on amounts receivable from and payable to Bank of America as of March 31, 2010 and December 31, 2009 are presented below:

Receivables from Bank of America are comprised of:

(dollars in millions)	March 31, 2010	December 31, 2009

Cash and cash equivalents	$12,932	$8,265
Cash and securities segregated for regulatory purposes	6,776	3,000
Receivables under resale agreements and securities borrowed transactions	2,120	77
Trading assets	619	700
Intercompany funding receivable	5,260	5,778
Other receivables	1,728	2,682
Other assets	57	117

Total	$29,492	$20,619

Payables to Bank of America are comprised of:

(dollars in millions)	March 31, 2010	December 31, 2009

Payables under repurchase agreements	$10,242	$8,307
Payables under securities loaned transactions	8,938	10,326
Deposits	33	35
Trading liabilities	576	718
Other payables	4,457	4,164

Total	$24,246	$23,550

Total net revenues and non-interest expenses related to transactions with Bank of America for the three months ended March 31, 2010 were $360 million and $172 million, respectively. Net revenues for the three months ended March 31, 2010 included a gain of approximately $280 million from the sale of approximately $11 billion of available-for-sale securities to Bank of America. Revenues and expenses related to transactions with Bank of America were not material for the three months ended March 31, 2009.

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

Geographic Information

Merrill Lynch conducts its business activities through offices in the following five regions:

•	United States;

•	Europe, Middle East, and Africa (“EMEA”);

•	Pacific Rim;

•	Latin America; and

•	Canada.

The principal methodologies used in preparing the geographic information below are as follows:

•	Revenues are generally recorded based on the location of the employee generating the revenue; and

•	Intercompany transfers are based primarily on service agreements.

The information that follows, in management’s judgment, provides a reasonable representation of each region’s contribution to the consolidated net revenues:

	Three Months Ended	Three Months Ended
(dollars in millions)	March 31, 2010	March 31, 2009

Revenues, net of interest expense
Europe, Middle East, and Africa	$2,121	$1,935
Pacific Rim	778	806
Latin America	340	235
Canada	73	52

Total Non-U.S.	3,312	3,028
United States (1)(2)	4,215	7,267

Total revenues, net of interest expense	$7,527	$10,295

(1)	U.S. results for the three months ended March 31, 2010 and March 31, 2009 included gains of $0.2 billion and $2.2 billion, respectively, which resulted from the widening of Merrill Lynch’s credit spreads on the carrying values of certain long-term borrowings, primarily structured notes.
(2)	Corporate net revenues and adjustments are reflected in the U.S. region.

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

Financial assets and liabilities recorded on the Condensed Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1.	Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that Merrill Lynch has the ability to access (examples include active exchange-traded equity securities, exchange-traded derivatives, U.S. Government securities, and certain other sovereign government obligations).

Level 2.	Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

a)	Quoted prices for similar assets or liabilities in active markets (examples include restricted stock and U.S. agency securities);

b)	Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which can trade infrequently);

c)	Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including interest rate and currency swaps); and

d)	Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability (examples include certain residential and commercial mortgage-related assets, including loans, securities and derivatives).

Level 3.	Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s view about the assumptions a market participant would use in pricing the asset or liability (examples include certain private equity investments, certain residential and commercial mortgage-related assets and long-dated or complex derivatives).

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Level 3 gains and losses represent amounts incurred during the period in which the instrument was classified as Level 3. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or transfers out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. Refer to the recurring and non-recurring sections within this Note for further information on transfers in and out of Level 3.

Transfers between Level 1 and Level 2 assets and liabilities were not significant for the quarter ended March 31, 2010.

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

Non-U.S. governments and agencies

Sovereign government obligations are valued using quoted prices in active markets when available. To the extent quoted prices are not available, fair value is determined based on reference to recent trading activity and quoted prices of similar securities. These securities are generally classified in Level 1 or Level 2 in the fair value hierarchy, primarily based on the issuing country.

Municipal debt

Municipal bonds The fair value of municipal bonds is calculated using recent trade activity, market price quotations and new issuance levels. In the absence of this information, fair value is calculated using comparable bond credit spreads. Current interest rates, credit events, and individual bond characteristics such as coupon, call features, maturity, and revenue purpose are considered in the valuation process. The majority of these bonds are classified as Level 2 in the fair value hierarchy.

Auction Rate Securities (“ARS”) Merrill Lynch holds investments in certain ARS, including student loan and municipal ARS. Student loan ARS are comprised of various pools of student loans. Municipal ARS are issued by states and municipalities for a wide variety of purposes, including but not limited to healthcare, industrial development, education and transportation infrastructure. The fair value of the student loan ARS is calculated using a pricing model that relies upon a number of assumptions including weighted average life, coupon, discount margin and liquidity discounts. The fair value of the municipal ARS is calculated based upon projected refinancing and spread assumptions. In both cases, recent trades and issuer tenders are considered in the valuations. Student loan ARS and municipal ARS are classified as Level 3 in the fair value hierarchy.

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

When estimating the fair value based upon the present value of expected future cash flows, Merrill Lynch uses its best estimate of the key assumptions, including forecasted credit losses, prepayment rates, forward yield curves and discount rates commensurate with the risks involved, while also taking into account performance of the underlying collateral.

RMBS, CMBS and other ABS are classified as Level 3 in the fair value hierarchy if external prices or credit spreads are unobservable or if comparable trades/assets involve significant subjectivity related to property type differences, cash flows, performance and other inputs; otherwise, they are classified as Level 2 in the fair value hierarchy.

Equities

Exchange-Traded Equity Securities Exchange-traded equity securities are generally valued based on quoted prices from the exchange. To the extent these securities are actively traded, they are classified as Level 1 in the fair value hierarchy, otherwise they are classified as Level 2.

Derivative contracts

Listed Derivative Contracts Listed derivatives that are actively traded are generally valued based on quoted prices from the exchange and are classified as Level 1 of the fair value hierarchy. Listed derivatives that are not actively traded are valued using the same approaches as those applied to OTC derivatives; they are generally classified as Level 2 in the fair value hierarchy.

OTC Derivative Contracts OTC derivative contracts include forwards, swaps and options related to interest rate, foreign currency, credit, equity or commodity underlyings.

The fair value of OTC derivatives is derived using market prices and other market based pricing parameters such as interest rates, currency rates and volatilities that are observed directly in the market or gathered from independent sources such as dealer consensus pricing services or brokers. Where models are used, they are used consistently and reflect the contractual terms of and specific risks inherent in the contracts. Generally, the models do not require a high level of subjectivity since the valuation techniques used in the models do not require significant judgment and inputs to the models are readily observable in active markets. When appropriate, valuations are adjusted for various factors such as liquidity and credit considerations based on available market evidence. The majority of OTC derivative contracts are classified as Level 2 in the fair value hierarchy.

OTC derivative contracts that do not have readily observable market based pricing parameters are classified as Level 3 in the fair value hierarchy. Examples of derivative contracts classified within Level 3 include contractual obligations that have tenures that extend beyond periods in which inputs to the model would be observable, exotic derivatives with significant inputs into a valuation model that are less transparent in the market and certain credit default swaps (“CDS”) referenced to mortgage-backed securities.

For example, derivative instruments, such as certain CDS referenced to RMBS, CMBS, ABS and collateralized debt obligations (“CDOs”), are valued based on the underlying mortgage risk. As these instruments are not actively quoted, the estimate of fair value considers the valuation of the underlying collateral (mortgage loans). Inputs to the valuation will include available information on similar underlying loans or securities in the cash market. The prepayments and loss assumptions on the underlying loans or securities are estimated using a combination of historical data, prices on recent market transactions, relevant observable market indices such as the ABX or CMBX and prepayment and default scenarios and analysis.

CDOs The fair value of CDOs is derived from a referenced basket of CDS, the CDO’s capital structure, and the default correlation, which is an input to a proprietary CDO valuation model. The underlying CDO portfolios typically contain investment grade as well as non-investment grade obligors. After adjusting for differences in risk profile, the correlation parameter for an actual transaction is estimated by benchmarking against observable standardized index tranches and other comparable transactions. CDOs are classified as either Level 2 or Level 3 in the fair value hierarchy.

Investment securities non-qualifying

Investments in Private Equity, Real Estate and Hedge Funds Merrill Lynch has investments in numerous asset classes, including: direct private equity, private equity funds, hedge funds and real estate funds. Valuing these investments requires significant management judgment due to the nature of the assets and the lack of quoted market prices and liquidity in these assets. Initially, the transaction price of the investment is generally considered to be the best indicator of fair value. Thereafter, valuation of direct investments is based on an assessment of each individual investment using various methodologies, which include publicly traded comparables derived by multiplying a key performance metric (e.g., earnings before interest, taxes, depreciation and amortization) of the portfolio company by the relevant valuation multiple observed for comparable companies, acquisition comparables, entry level multiples and discounted cash flows. These valuations are subject to appropriate discounts for lack of liquidity or marketability. Certain factors which may influence changes to fair value include but are not limited to, recapitalizations, subsequent rounds of financing, and offerings in the equity or debt capital markets. For fund investments, Merrill Lynch generally records the fair value of its proportionate interest in the fund’s capital as reported by the fund’s respective managers.

Publicly traded private equity investments are primarily classified as either Level 1 or Level 2 in the fair value hierarchy. Level 2 classifications generally include those publicly traded equity investments that have a legal or contractual transfer restriction. All other investments are classified as Level 3 in the fair value hierarchy due to infrequent trading and/or unobservable market prices.

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

Long-term and short term borrowings

Merrill Lynch and its consolidated VIEs issue structured notes that have coupons or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities. The fair value of structured notes is estimated using valuation models for the combined derivative and debt portions of the notes when the fair value option has been elected. These models incorporate observable and in some instances unobservable inputs including security prices, interest rate yield curves, option volatility, currency, commodity or equity rates and correlations between these inputs. The impact of Merrill Lynch’s own credit spreads is also included based on Merrill Lynch’s observed secondary bond market spreads. Structured notes are classified as either Level 2 or Level 3 in the fair value hierarchy.

Recurring Fair Value

The following tables present Merrill Lynch’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, respectively.

	Fair Value Measurements on a Recurring Basis
	as of March 31, 2010
				Netting
(dollars in millions)	Level 1	Level 2	Level 3	Adj(1)	Total

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations:
Equities	$-	$129	$-	$-	$129
Corporate debt	-	623	-	-	623
Non-U.S. governments and agencies	892	957	-	-	1,849
U.S. government and agencies	665	974	-	-	1,639

Total securities segregated for regulatory purposes or deposited with clearing organizations	1,557	2,683	-	-	4,240

Receivables under resale agreements	-	48,627	-	-	48,627
Receivables under securities borrowed transactions	-	3,233	-	-	3,233
Trading assets, excluding derivative contracts:
Equities	20,037	7,868	245	-	28,150
Convertible debentures	-	5,325	-	-	5,325
Non-U.S. governments and agencies	23,568	2,726	1,056	-	27,350
Corporate debt	-	13,178	6,026	-	19,204
Preferred stock	-	552	210	-	762
Mortgages, mortgage-backed and asset-backed	-	2,015	6,399	-	8,414
U.S. government and agencies	1,709	428	-	-	2,137
Municipals and money markets	780	9,361	2,819	-	12,960
Commodities and related contracts	-	588	-	-	588

Total trading assets, excluding derivative contracts	46,094	42,041	16,755	-	104,890

Derivative contracts(2)	4,591	618,512	17,249	(594,997)	45,355
Investment securities available-for-sale:
Mortgage-backed securities — agency collateralized mortgage obligations	-	1,595	-	-	1,595
Mortgage-backed securities — non-agency MBSs	-	931	585	-	1,516

Total investment securities available-for-sale	-	2,526	585	-	3,111

Investment securities non-qualifying	2,121	370	3,490	-	5,981

Total investment securities	2,121	2,896	4,075	-	9,092

Securities received as collateral	22,158	805	-		22,963
Loans, notes and mortgages	-	690	3,532	-	4,222

	Fair Value Measurements on a Recurring Basis
	as of March 31, 2010
				Netting
(dollars in millions)	Level 1	Level 2	Level 3	Adj(1)	Total

Liabilities:
Payables under repurchase agreements	-	44,376	-	-	44,376
Short-term borrowings	-	7,021	-	-	7,021
Trading liabilities, excluding derivative contracts:
Equities	12,390	3,192	-	-	15,582
Convertible debentures	-	951	-	-	951
Non-U.S. governments and agencies	20,565	685	369	-	21,619
Corporate debt	-	4,328	-	-	4,328
U.S. government and agencies	1,436	-	-	-	1,436
Municipals, money markets and other	411	-	-	-	411

Total trading liabilities, excluding derivative contracts	34,802	9,156	369	-	44,327

Derivative contracts(2)	4,169	621,136	9,969	(599,160)	36,114
Obligation to return securities received as collateral	22,158	805	-	-	22,963
Other payables — interest and other	-	53	148	-	201
Long-term borrowings	-	41,580	4,519	-	46,099

(1)	Represents counterparty and cash collateral netting.
(2)	Refer to Note 6 for product level detail.

Level 3 derivative contracts (assets) primarily relate to derivative positions on U.S. ABS CDOs and other mortgage products of $6.7 billion, $5.4 billion of other credit derivatives that incorporate unobservable correlation, and $5.1 billion of equity, currency, interest rate and commodity derivatives that are long-dated and/or have unobservable model valuation inputs (e.g., unobservable correlation).

Level 3 non-qualifying investment securities primarily relate to certain private equity positions.

Level 3 loans, notes and mortgages primarily relate to residential mortgage and corporate loans.

Level 3 derivative contracts (liabilities) primarily relate to derivative positions on U.S. ABS CDOs and other mortgage products of $3.4 billion, $2.2 billion of other credit derivatives that incorporate unobservable correlation, and $4.4 billion of equity, currency, interest rate and commodity derivatives that are long-dated and/or have unobservable model valuation inputs (e.g., unobservable correlation).

Level 3 long-term borrowings primarily relate to equity-linked structured notes of $2.9 billion that are long-dated and/or have unobservable model valuation inputs (e.g., unobservable correlation) and non-recourse borrowings issued by consolidated VIEs of $1.0 billion that hold Level 3 residential mortgages.

	Fair Value Measurements on a Recurring Basis
	as of December 31, 2009
				Netting
(dollars in millions)	Level 1	Level 2	Level 3	Adj(1)	Total

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations:
Mortgages, mortgage-backed and asset-backed	$-	$5,525	$-	$-	$5,525
Corporate debt	-	579	-	-	579
Non-U.S. governments and agencies	946	893	-	-	1,839
U.S. government and agencies	1,046	1,541	-	-	2,587

Total securities segregated for regulatory purposes or deposited with clearing organizations	1,992	8,538	-	-	10,530

Receivables under resale agreements	-	41,740	-	-	41,740
Receivables under securities borrowed transactions	-	2,888	-	-	2,888
Trading assets, excluding derivative contracts:
Equities	23,083	6,297	259	-	29,639
Convertible debentures	-	4,862	-	-	4,862
Non-U.S. governments and agencies	17,407	2,718	1,131	-	21,256
Corporate debt	-	9,241	6,540	-	15,781
Preferred stock	-	436	562	-	998
Mortgages, mortgage-backed and asset-backed	-	1,680	6,291	-	7,971
U.S. government and agencies	979	479	-	-	1,458
Municipals and money markets	798	5,181	2,148	-	8,127
Commodities and related contracts	-	651	-	-	651

Total trading assets, excluding derivative contracts	42,267	31,545	16,931	-	90,743

Derivative contracts(2)	2,218	658,264	17,939	(628,839)	49,582
Investment securities available-for-sale:
Mortgage-backed securities — agency collateralized mortgage obligations	-	9,688	-	-	9,688
Mortgage-backed securities — non-agency MBSs	-	1,132	473	-	1,605

Total investment securities available-for-sale	-	10,820	473	-	11,293

Investment securities non-qualifying	2,027	451	3,696	-	6,174

Total investment securities	2,027	11,271	4,169	-	17,467

Securities received as collateral	15,780	566	-	-	16,346
Loans, notes and mortgages	-	654	4,115	-	4,769
Liabilities:
Payables under repurchase agreements	-	37,325	-	-	37,325
Short-term borrowings	-	813	-	-	813
Trading liabilities, excluding derivative contracts:
Equities	12,051	1,069	-	-	13,120
Convertible debentures	-	534	-	-	534
Non-U.S. governments and agencies	12,028	430	386	-	12,844
Corporate debt	-	1,903	-	-	1,903
U.S. government and agencies	1,296	-	-	-	1,296
Municipals, money markets and other	273	370	-	-	643

Total trading liabilities, excluding derivative contracts	25,648	4,306	386	-	30,340

Derivative contracts(2)	1,727	662,629	11,073	(640,309)	35,120
Obligation to return securities received as collateral	15,780	566	-	-	16,346
Other payables — interest and other	-	54	186	-	240
Long-term borrowings	-	42,357	4,683	-	47,040

(1)	Represents counterparty and cash collateral netting.
(2)	Refer to Note 6 for product level detail.

Level 3 derivative contracts (assets) primarily relate to derivative positions on U.S. ABS CDOs and other mortgage products of $7.5 billion, $5.0 billion of other credit derivatives that incorporate unobservable correlation, and $5.4 billion of equity, currency, interest rate and commodity derivatives that are long-dated and/or have unobservable model valuation inputs (e.g., unobservable correlation).

Level 3 non-qualifying investment securities primarily relate to certain private equity positions.

Level 3 loans, notes and mortgages primarily relate to residential mortgage and corporate loans.

Level 3 derivative contracts (liabilities) primarily relate to derivative positions on U.S. ABS CDOs and other mortgage products of $4.1 billion, $2.2 billion of other credit derivatives that incorporate unobservable correlation, and $4.8 billion of equity, currency, interest rate and commodity derivatives that are long-dated and/or have unobservable model valuation inputs (e.g., unobservable correlation).

Level 3 long-term borrowings primarily relate to equity-linked structured notes of $3.6 billion that are long-dated and/or have unobservable model valuation inputs (e.g., unobservable correlation).

The following tables provide a summary of changes in fair value of Merrill Lynch’s Level 3 financial assets and liabilities for the three months ended March 31, 2010 and March 31, 2009.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Three Months Ended March 31, 2010
		Total Realized and Unrealized Gains or (Losses)			Total Realized and		Purchases,
		included in Income			Unrealized Gains	Unrealized	Issuances
	Beginning	Principal	Other		or (Losses)	Gains to	and	Transfers	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	OCI	Settlements	in	out	Balance

Assets:
Trading assets, excluding derivative contracts:
Equities	$259	$2	$-	$-	$2	$-	$(7)	$31	$(40)	$245
Non-U.S. governments and agencies	1,131	(83)	-	-	(83)	-	(28)	87	(51)	1,056
Corporate debt	6,540	212	-	-	212	-	(607)	300	(419)	6,026
Preferred stock	562	(2)	-	-	(2)	-	(350)	-	-	210
Mortgages, mortgage-backed and asset-backed	6,291	(60)	-	-	(60)	-	310	22	(164)	6,399
Municipals and money markets	2,148	17	-	-	17	-	(420)	1,074	-	2,819

Total trading assets, excluding derivative contracts	16,931	86	-	-	86	-	(1,102)	1,514	(674)	16,755

Derivative contracts, net	6,866	(419)	-	-	(419)	-	(135)	1,029	(61)	7,280
Investment securities available-for-sale:
Mortgage-backed securities - residential non-agency MBSs	473	-	(20)	24	4	(27)	83	52	-	585

Total investment securities available-for-sale	473	-	(20)	24	4	(27)	83	52	-	585

Investment securities non-qualifying	3,696	-	363	-	363	-	(434)	-	(135)	3,490

Total investment securities	4,169	-	343	24	367	(27)	(351)	52	(135)	4,075

Loans, notes and mortgages	4,115	-	(151)	46	(105)	-	(478)	-	-	3,532
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	386	21	-	-	21	-	15	-	(11)	369

Total trading liabilities, excluding derivative contracts	386	21	-	-	21	-	15	-	(11)	369

Other liabilities — interest and other	186	-	30	-	30	-	(8)	-	-	148
Long-term borrowings	4,683	123	79	-	202	-	452	271	(685)	4,519

Transfers in for municipals and money markets relates to reduced price transparency (e.g., trading activity) for municipal auction rate securities. Transfers in for net derivative contracts primarily relates to a lack of price observability for certain credit default swaps.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Three Months Ended March 31, 2009
		Total Realized and Unrealized Gains or (Losses)			Total Realized and		Purchases,
		included in Income			Unrealized Gains	Unrealized	Issuances
	Beginning	Principal	Other		or (Losses)	Gains to	and	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	OCI	Settlements	in (out)	Balance

Assets:
Trading assets, excluding derivative contracts:
Equities	$231	$(18)	$-	$-	$(18)	$-	$184	$(18)	$379
Non-U.S. governments and agencies	30	(15)	-	-	(15)	-	(1)	587	601
Corporate debt	10,295	(484)	-	-	(484)	-	(394)	(3,772)	5,645
Preferred stock	3,344	(109)	-	-	(109)	-	3,419	105	6,759
Mortgages, mortgage-backed and asset-backed	7,590	(261)	-	-	(261)	-	(591)	699	7,437
Municipals and money markets	798	64	-	-	64	-	197	(13)	1,046

Total trading assets, excluding derivative contracts	22,288	(823)	-	-	(823)	-	2,814	(2,412)	21,867

Derivative contracts, net	2,307	913	-	-	913	-	441	207	3,868
Investment securities available-for-sale:
Mortgage-backed securities - residential non-agency MBSs	350	-	-	178	178	649	(92)	2,108	3,193

Total investment securities available-for-sale	350	-	-	178	178	649	(92)	2,108	3,193

Investment securities non-qualifying	2,761	-	(179)	-	(179)	-	(23)	(65)	2,494

Total investment securities	3,111	-	(179)	178	(1)	649	(115)	2,043	5,687

Loans, notes and mortgages	359	-	(466)	-	(466)	-	266	5,985	6,144
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	-	22	-	-	22	-	-	348	326

Total trading liabilities, excluding derivative contracts	-	22	-	-	22	-	-	348	326

Other liabilities — interest and other	-	-	392	-	392	-	54	1,337	999
Long-term borrowings	7,480	(499)	7	-	(492)	-	403	(326)	8,049

Net gains in principal transactions related to net derivative contracts were primarily due to $1.2 billion of gains on credit derivatives that incorporate unobservable correlation.

Increases in purchases, issuances and settlements of preferred stock were primarily attributable to the purchase of auction rate securities.

Net transfers out for corporate debt primarily relate to the reclassification of certain loans from trading assets to loans, notes and mortgages held for investment, which are not measured at fair value as a result of the acquisition by Bank of America. Net transfers in for available-for-sale mortgage-backed securities — residential non-agency MBS are the result of reduced price observability. Net transfers in for loans, notes, and mortgages relate to the fair value option election for certain mortgage loans, corporate loans and leveraged loans by Merrill Lynch as a result of the acquisition of Merrill Lynch by Bank of America. Net transfers in for other liabilities — interest and other relate to the fair value option election for certain loan commitments by Merrill Lynch as a result of the acquisition by Bank of America.

The following tables provide the portion of gains or losses included in income for the three months ended March 31, 2010 and March 31, 2009 attributable to unrealized gains or losses relating to those Level 3 assets and liabilities held at March 31, 2010 and March 31, 2009, respectively.

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3 Assets and Liabilities Still Held
	Three Months Ended March 31, 2010				Three Months Ended March 31, 2009
	Principal	Other			Principal	Other
	Transactions	Revenue	Interest	Total	Transactions	Revenue	Interest	Total

Assets:
Trading assets, excluding derivative contracts:
Equities	$(4)	$-	$-	$(4)	$(18)	$-	$-	$(18)
Non-U.S. governments and agencies	(83)	-	-	(83)	(15)	-	-	(15)
Corporate debt	124	-	-	124	(487)	-	-	(487)
Preferred stock	(2)	-	-	(2)	(109)	-	-	(109)
Mortgages, mortgage-backed and asset-backed	(64)	-	-	(64)	(278)	-	-	(278)
Municipals and money markets	17	-	-	17	64	-	-	64

Total trading assets, excluding derivative contracts	(12)	-	-	(12)	(843)	-	-	(843)

Derivative contracts, net	(366)	-	-	(366)	991	-	-	991
Investment securities available-for-sale:
Mortgage-backed securities - non-agency MBSs	-	(20)	24	4	-	-	178	178

Total investment securities available-for-sale	-	(20)	24	4	-	-	178	178

Investment securities non-qualifying	-	(206)	-	(206)	-	(179)	-	(179)

Total investment securities	-	(226)	24	(202)	-	(179)	178	(1)

Loans, notes and mortgages	-	22	-	22	-	(466)	-	(466)
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	21	-	-	21	22	-	-	22

Total trading liabilities, excluding derivative contracts	21	-	-	21	22	-	-	22

Other liabilities — interest and other	-	30	-	30	-	392	-	392
Long-term borrowings	110	78	-	188	(533)	7	-	(526)

For the three months ended March 31, 2009, net unrealized gains in principal transactions related to net derivative contracts were primarily due to $1.2 billion of gains on credit derivatives that incorporate unobservable correlation.

Non-recurring Fair Value

Certain assets and liabilities are measured at fair value on a non-recurring basis and are not included in the tables above. These assets and liabilities primarily include loans and loan commitments held for sale that are reported at lower of cost or fair value and loans held for investment that were initially measured at cost and have been written down to fair value as a result of an impairment. The following table shows the fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2010 and December 31, 2009, respectively.

(dollars in millions)
					(Losses)	(Losses)
	Non-Recurring Basis				Three Months	Three Months
	as of March 31, 2010				Ended	Ended
	Level 1	Level 2	Level 3	Total	March 31, 2010	March 31, 2009

Assets:
Investment securities non-qualifying	$-	$-	$81	$81	$-	$-
Loans, notes and mortgages	-	417	1,946	2,363	(77)	(226)
Other assets	-	-	25	25	(5)	-
Liabilities:
Other payables — interest and other	-	-	31	31	(2)	-

(dollars in millions)
	Non-Recurring Basis
	as of December 31, 2009
	Level 1	Level 2	Level 3	Total

Assets:
Investment securities non-qualifying	$-	$-	$182	$182
Loans, notes and mortgages	-	524	2,671	3,195
Other assets	-	-	210	210
Liabilities:
Other payables — interest and other	-	-	39	39

Loans, notes, and mortgages includes held for sale loans that are carried at the lower of cost or fair value and for which the fair value was below the cost basis at March 31, 2010 and December 31, 2009. It also includes certain impaired held for investment loans where an allowance for loan losses has been calculated based upon the fair value of the loans or collateral. Level 3 assets as of March 31, 2010 primarily relate to commercial real estate loans that are classified as held for sale where there continues to be significant illiquidity in the loan trading and securitization markets. Level 3 assets as of December 31, 2009 primarily relate to residential and commercial real estate loans that are classified as held for sale where there continues to be significant illiquidity in the loan trading and securitization markets.

Other payables — interest and other includes amounts recorded for loan commitments at lower of cost or fair value where the funded loan will be held for sale.

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

The following tables provide information about where in the Condensed Consolidated Statements of Earnings/(Loss) changes in fair values of assets and liabilities, for which the fair value option election has been made, are included for the three months ended March 31, 2010 and March 31, 2009, respectively.

(dollars in millions)
	Changes in Fair Value For the Three			Changes in Fair Value For the Three
	Months Ended March 31, 2010, for Items			Months Ended March 31, 2009, for Items
	Measured at Fair Value Pursuant to the			Measured at Fair Value Pursuant to the
	Fair Value Option Election			Fair Value Option Election
	Gains/	Gains/	Total	Gains/	Gains/	Total
	(losses)	(losses)	Changes	(losses)	(losses)	Changes
	Principal	Other	in Fair	Principal	Other	in Fair
	Transactions	Revenues	Value	Transactions	Revenues	Value

Assets:
Receivables under resale agreements	$7	$-	$7	$(168)	$-	$(168)
Investment securities	-	(3)	(3)	5	(103)	(98)
Loans, notes and mortgages	-	28	28	-	(412)	(412)
Liabilities:
Payables under repurchase agreements	14	-	14	92	-	92
Short-term borrowings	(44)	-	(44)	(16)	6	(10)
Other payables — interest and other	-	31	31	-	392	392
Long-term borrowings(1)	(101)	(67)	(168)	2,104	7	2,111

(1)	Other revenues primarily represent fair value changes on non-recourse long-term borrowings issued by consolidated VIEs.

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

Loans, notes and mortgages and loan commitments

Merrill Lynch made the fair value option election for certain corporate loans because the loans are risk managed on a fair value basis. Upon the acquisition of Merrill Lynch by Bank of America, Merrill Lynch also made the fair value option election for certain mortgage, corporate, and leveraged loans and loan commitments. The change in the fair value of loans, notes and mortgages and loan commitments for which the fair value option was elected was primarily attributable to changes in borrower-specific credit risk for the three months ended March 31, 2010 and March 31, 2009.

For the three months ended March 31, 2010 and March 31, 2009, the aggregate fair value of loans, notes and mortgages for which the fair value option election has been made that were 90 days or more past due was $225 million and $346 million, respectively, and the aggregate fair value of loans, notes, and mortgages that were in non-accrual status was $650 million and $346 million, respectively. For the three months ended March 31, 2010 and March 31, 2009, the unpaid principal amount due exceeded the aggregate fair value of such loans, notes and mortgages that are 90 days or more past due and/or in non-accrual status by $735 million and $419 million, respectively.

Short-term and long-term borrowings

Merrill Lynch made the fair value option election for certain short-term and long-term borrowings that are risk managed on a fair value basis, including structured notes, and for which hedge accounting under Derivatives Accounting had been difficult to obtain. The majority of the fair value changes on long-term borrowings is from structured notes with coupon or repayment terms that are linked to the performance of debt and equity securities, indices, currencies or commodities. Excluding gains for the three months ended March 31, 2010 and March 31, 2009 related to changes in Merrill Lynch’s credit spreads, the majority of the (losses)/gains for the respective periods are offset by gains/(losses) on derivatives that economically hedge these borrowings and that are accounted for at fair value under Derivatives Accounting. The changes in the fair value of liabilities for which the fair value option election was made that were attributable to the widening of Merrill Lynch’s credit spreads were gains of approximately $0.2 billion and $2.2 billion for the three months ended March 31, 2010 and March 31, 2009, respectively. Changes in Merrill Lynch specific credit risk are derived by isolating fair value changes due to changes in Merrill Lynch’s credit spreads as observed in the secondary cash market.

The fair value option election was also made for certain non-recourse long-term borrowings and secured borrowings issued by consolidated VIEs. The fair value of these borrowings is not materially affected by changes in Merrill Lynch’s creditworthiness.

The following tables present the difference between fair values and the aggregate contractual principal amounts of receivables under resale agreements, receivables under securities borrowed transactions, loans, notes, and mortgages and long-term borrowings for which the fair value option election has been made as of March 31, 2010 and December 31, 2009, respectively.

(dollars in millions)
		Principal
	Fair Value	Amount
	at	Due Upon
	March 31, 2010	Maturity	Difference

Assets:
Receivables under resale agreements	$48,627	$48,334	$293
Receivables under securities borrowed transactions	3,233	3,233	-
Loans, notes and mortgages	4,113	6,417	(2,304)
Liabilities:
Long-term borrowings(1)	46,099	52,729	(6,630)

(1)	The majority of the difference relates to the impact of the widening of Merrill Lynch’s credit spreads, the change in fair value of non-recourse debt, and zero coupon notes issued at a substantial discount from the principal amount.

(dollars in millions)
		Principal
	Fair Value	Amount
	at	Due Upon
	December 31, 2009	Maturity	Difference

Assets:
Receivables under resale agreements	$41,740	$41,454	$286
Receivables under securities borrowed transactions	2,888	2,888	-
Loans, notes and mortgages	4,649	7,236	(2,587)
Liabilities:
Long-term borrowings(1)	47,040	50,543	(3,503)

(1)	The majority of the difference relates to the impact of the widening of Merrill Lynch’s credit spreads, the change in fair value of non-recourse debt, and zero coupon notes issued at a substantial discount from the principal amount.

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

The following disclosures represent financial instruments for which the ending balances at March 31, 2010 and December 31, 2009 are not carried at fair value in their entirety on Merrill Lynch’s Condensed Consolidated Balance Sheets.

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

Long-term Borrowings

Merrill Lynch uses quoted market prices for its long-term borrowings when available. When quoted market prices are not available, fair value is estimated based on current market interest rates and credit spreads for Merrill Lynch debt with similar maturities. Merrill Lynch made the fair value option election for certain long-term borrowings, including structured notes. See Note 4 for additional information on long-term borrowings for which Merrill Lynch made the fair value option election.

The book and fair values of certain financial instruments at March 31, 2010 and December 31, 2009 were as follows:

(dollars in millions)
	March 31, 2010		December 31, 2009
	Book Value	Fair Value	Book Value	Fair Value

Financial assets
Loans, notes and mortgages(1)	$35,194	$34,991	$37,663	$37,715
Financial liabilities
Deposits	13,473	13,473	15,187	15,187
Long-term borrowings(2)	145,805	154,020	154,951	162,645

(1)	Loans are presented net of allowance for loan losses. The fair value is determined based on the present value of future cash flows using credit spreads or risk adjusted rates of return that a buyer of the portfolio would require. Merrill Lynch expects to collect the principal cash flows underlying the book values as well as the related interest cash flows.
(2)	Includes junior subordinated notes (related to trust preferred securities).

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

Derivatives Accounting establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities. Derivatives Accounting requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The fair value of all derivatives is recorded on a net-by-counterparty basis on the Condensed Consolidated Balance Sheets where Merrill Lynch believes a legal right of setoff exists under an enforceable netting agreement. All derivatives, including bifurcated embedded derivatives within structured notes, are reported on the Condensed Consolidated Balance Sheets as trading assets and liabilities.

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

2.	Merrill Lynch uses foreign-exchange forward contracts, foreign-exchange options, and currency swaps to hedge its net investments in foreign operations, as well as other foreign currency exposures (e.g., non-U.S. dollar denominated debt and expenses). These derivatives are used to mitigate the impact of changes in exchange rates. Changes in the fair value of these derivatives are reported in other revenue, unless net investment hedge accounting is applied.

3.	Merrill Lynch enters into futures, swaps, options and forward contracts to manage the price risk of certain commodity inventory and forecasted commodity purchases and sales. Changes in fair value of these derivatives are reported in principal transaction revenues, unless cash flow hedge accounting is applied.

4.	Merrill Lynch enters into credit default swaps to manage the credit risk on certain loans that are not part of trading activities. Changes in the fair value of these derivatives are reported in other revenue.

Derivatives that qualify as accounting hedges under the guidance in Derivatives Accounting are designated as one of the following:

1.	A hedge of the fair value of a recognized asset or liability (“fair value hedge”). Changes in the fair value of derivatives that are designated and qualify as fair value hedges of interest rate risk, along with the gain or loss on the hedged liability that is attributable to the hedged risk, are recorded in current period earnings as interest expense. Changes in the fair value of derivatives that are designated and qualify as fair value hedges of commodity price risk, along with the gain or loss on the hedged asset that is attributable to the hedged risk, are recorded in current period earnings in principal transactions.

2.	A hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in OCI until earnings are affected by the variability of cash flows of the hedged asset or liability. For cash flow hedges of commodity contracts, the amount is reclassified out of OCI and recorded in principal transactions when the forecasted purchase or sale of the commodity occurs.

3.	A hedge of a net investment in a foreign operation (“net investment hedge”). Changes in the fair value of derivatives that are designated and qualify as hedges of a net investment in a foreign operation are recorded in the foreign currency translation adjustment account within OCI. Changes in the fair value of the hedging instruments that are associated with the difference between the spot rate and the contracted forward rate are recorded in current period earnings in interest expense for the quarter ended March 31, 2010 and other revenues for the quarter ended March 31, 2009.

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

Hedge accounting activity for 2010 and 2009 included the following:

Fair value hedges of interest rate risk on long-term borrowings

(dollars in millions)
	Account location	2010	2009

For the three months ended March 31:
Gain/(loss) recognized in income on the derivative	Interest expense	$(214)	$(370)
Gain/(loss) recognized in income on the long-term borrowing(1)	Interest expense	$3	$245
Gain/(loss) recognized in income due to hedge ineffectiveness	Interest expense	$(211)	$(125)
As of March 31, 2010 and December 31, 2009:
Carrying value of hedging derivatives
	Trading assets	$3,665	$3,362
	Trading liabilities	$396	$101
Notional amount of hedging derivatives
in an asset position		$44,504	$54,954
in a liability position		$7,542	$4,770

(1)	Excludes the impact of the accretion of purchase accounting adjustments made to certain long-term borrowings in connection with the acquisition of Merrill Lynch by Bank of America.

Fair value hedges of commodity price risk on commodity inventory

(dollars in millions)
	Account location	2010	2009

For the three months ended March 31:
Gain/(loss) recognized in income on the derivative	Principal transactions	$57	$55
Gain/(loss) recognized in income on the commodity inventory	Principal transactions	$(61)	$(57)
Gain/(loss) recognized in income due to hedge ineffectiveness	Principal transactions	$(4)	$(2)
As of March 31, 2010 and December 31, 2009:
Carrying value of hedging derivatives
	Trading assets	$117	$78
	Trading liabilities	$3	$4
Notional amount of hedging derivatives
in an asset position		$245	$286
in a liability position		$5	$34

Cash flow hedges of commodity price risk on forecasted purchases and sales

(dollars in millions)
	Account location	2010	2009

For the three months ended March 31:
	Accumulated other
Gain/(loss) on the derivative deferred in equity	comprehensive income	$32	$48
Gain/(loss) reclassified into earnings in the current period	Principal transactions	$3	$3
Gain/(loss) recognized in income due to hedge ineffectiveness	Principal transactions	$-	$-
Amount that is expected to be reclassified into earnings in the next 12 months	Principal transactions	$31	$15
As of March 31, 2010 and December 31, 2009:
Carrying value of hedging derivatives
	Trading assets	$35	$10
	Trading liabilities	$-	$5
Notional amount of hedging derivatives
in an asset position		$118	$92
in a liability position		$2	$67

Net investment hedges of foreign operations

(dollars in millions)
	Account location	2010	2009

For the three months ended March 31:
Gain/(loss) on the derivative and non-derivative hedges deferred in equity	Accumulated other comprehensive income	$570	$718
Gain/(loss) recognized in income due to hedge ineffectiveness	Other revenue	$-	$(10)
Gain/(loss) recognized in income from the unused portion (time value) of the hedging derivative	Other revenue	$-	$(55)
	Interest expense	$(37)	$-
As of March 31, 2010 and December 31, 2009:
Carrying value of hedging derivatives	Trading assets	$367	$353
	Trading liabilities	$227	$277
Carrying value of non-derivative hedges	Long-term borrowings	$564	$598
Notional amount of hedging derivatives
in an asset position		$12,669	$16,531
in a liability position		$10,918	$6,098

Net Gains/Losses on non-trading derivatives not in hedge relationships

(dollars in millions)
	Account location	2010	2009

For the three months ended March 31:
Interest rate risk	Interest expense	$56	$(460)
Foreign currency risk	Other revenue	(2,694)	784
Credit risk	Other revenue	(12)	69

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

The following tables identify the primary risk for derivative instruments at March 31, 2010 and December 31, 2009. The primary risk is provided on a gross basis, prior to the application of the impact of counterparty and cash collateral netting.

(dollars in millions)
	As of March 31, 2010
	Contract/	Trading Assets-	Contract/	Trading Liabilities-
	Notional(1)	Derivative Contracts	Notional(1)	Derivative Contracts

Interest rate contracts
Swaps	$9,004,196	$462,365	$8,762,765	$458,545
Futures and forwards	2,263,752	3,036	2,332,899	3,158
Written options	-	-	1,537,443	44,197
Purchased options	1,520,074	44,743	-	-
Foreign exchange contracts
Swaps	94,877	10,247	104,391	12,780
Spot, futures and forwards	239,848	7,222	251,143	8,012
Written options	-	-	274,272	8,621
Purchased options	285,144	8,122	-	-
Equity contracts
Swaps	26,879	6,627	20,707	6,823
Futures and forwards	46,240	3,088	47,751	2,295
Written options	-	-	408,568	18,511
Purchased options	368,880	16,321	-	-
Commodity contracts
Swaps	55,457	8,573	45,485	8,031
Futures and forwards	222,983	10,202	211,998	9,430
Written options	-	-	64,861	4,717
Purchased options	59,788	4,492	-	-
Credit derivatives
Purchased protection:
Credit default swaps	644,967	41,806	355,983	12,254
Total return swaps	2,557	356	2,098	797
Other credit derivatives	7,018	24	5	-
Written protection:	-	-	-	-
Credit default swaps	371,112	11,967	654,422	36,559
Total return swaps	5,213	1,161	5,566	462
Other credit derivatives	-	-	5,886	82

Gross derivative assets/liabilities	$15,218,985	$640,352	$15,086,243	$635,274
Less: Legally enforceable master netting		(566,958)		(566,958)

Less: Cash collateral applied		(28,039)		(32,202)

Total derivative assets and liabilities		$45,355		$36,114

(1)	These amounts include trading derivatives, non-trading derivatives and bifurcated embedded derivatives.

(dollars in millions)
	As of December 31, 2009
	Contract/	Trading Assets-	Contract/	Trading Liabilities-
	Notional(1)	Derivative Contracts	Notional(1)	Derivative Contracts

Interest rate contracts
Swaps	$10,059,442	$472,860	$9,748,704	$471,423
Futures and forwards	2,606,064	3,531	2,534,823	3,123
Written options	-	-	1,461,830	46,521
Purchased options	1,313,226	46,643	-	-
Foreign exchange contracts
Swaps	115,591	11,739	107,953	13,074
Spot, futures and forwards	208,226	8,470	223,151	8,832
Written options	-	-	264,836	10,859
Purchased options	266,026	10,375	-	-
Equity contracts
Swaps	17,637	1,186	16,123	1,354
Futures and forwards	41,821	2,999	33,844	2,165
Written options	-	-	250,233	18,761
Purchased options	240,650	15,596	-	-
Commodity contracts
Swaps	30,449	6,591	34,180	6,391
Futures and forwards	202,571	10,369	185,109	9,612
Written options	-	-	53,438	4,955
Purchased options	50,372	4,750	-	-
Credit derivatives
Purchased protection:
Credit default swaps	908,594	59,491	622,853	22,685
Total return swaps	2,921	366	1,644	358
Other credit derivatives	14,517	59	-	-
Written protection:	-	-	-	-
Credit default swaps	614,066	21,833	949,107	54,265
Total return swaps	5,173	1,563	7,336	925
Other credit derivatives	-	-	14,703	126

Gross derivative assets/liabilities	$16,697,346	$678,421	$16,509,867	$675,429
Less: Legally enforceable master netting		(602,157)		(602,157)

Less: Cash collateral applied		(26,682)		(38,152)

Total derivative assets and liabilities		$49,582		$35,120

(1)	These amounts include trading derivatives, non-trading derivatives and bifurcated embedded derivatives.

Trading revenues

Merrill Lynch enters into trading derivatives and non-derivative cash instruments to facilitate client transactions, for proprietary trading and financing purposes, and to manage risk exposures arising from trading assets and liabilities. The resulting risk from derivatives and non-derivative cash instruments is managed on a portfolio basis as part of Merrill Lynch’s sales and trading activities and the related revenue is recorded on different income statement line items, including principal transactions, commissions, other revenues and net interest (expense)/profit. The following table identifies the amounts in the income statement line items attributable to trading and non-trading activities, including both derivatives and non-derivative cash instruments categorized by primary risk for the three months ended March 31, 2010 and March 31, 2009.

Non-trading related amounts include activities in connection with principal investment, wealth management, and certain lending activities; economic hedging activity discussed in the Non-trading derivatives section above; and the impact of changes in Merrill Lynch’s own creditworthiness on borrowings accounted for at fair value.

(dollars in millions)
For the Three Months	Principal		Other	Net Interest
Ended March 31, 2010	Transactions	Commissions	Revenues(1)	Profit/ (Expense)	Total

Interest rate risk	$767	$18	$6	$84	$875
Foreign exchange risk	87	-	-	(1)	86
Equity risk	493	775	36	195	1,499
Commodity risk	149	-	(1)	(32)	116
Credit risk	1,548	10	159	397	2,114

Total trading — related	3,044	803	200	643	4,690
Non-trading related	174	664	868	(868)	838

Total	$3,218	$1,467	$1,068	$(225)	$5,528

(1)	Includes other income and other-than-temporary impairment losses on available-for-sale debt securities.

(dollars in millions)
For the Three Months	Principal		Other	Net Interest
Ended March 31, 2009	Transactions	Commissions	Revenues(1)	Profit/(Expense)	Total

Interest rate risk	$1,362	$13	$(2)	$203	$1,576
Foreign exchange risk	190	-	1	(12)	179
Equity risk	826	753	24	92	1,695
Commodity risk	598	-	1	(51)	548
Credit risk	558	16	(110)	311	775

Total trading — related	3,534	782	(86)	543	4,773
Non-trading related	2,380	598	357	385	3,720

Total	$5,914	$1,380	$271	$928	$8,493

(1)	Includes other income and other-than-temporary impairment losses on available-for-sale debt securities.

Derivatives as guarantees

Merrill Lynch enters into certain derivative contracts that meet the definition of a guarantee under ASC 460, Guarantees (“Guarantees Accounting”). Guarantees are defined to include derivative contracts that contingently require a guarantor to make payment to a guaranteed party based on changes in an underlying (such as changes in the value of interest rates, security prices, currency rates, commodity prices, indices, etc.), that relates to an asset, liability or equity security of a guaranteed party. Derivatives that meet the accounting definition of a guarantee include certain written options (e.g., written interest rate and written currency options). Merrill Lynch does not track, for accounting purposes, whether its clients enter into these derivative contracts for speculative or hedging purposes. Accordingly, Merrill Lynch has disclosed information about all credit derivatives and certain types of written options that can potentially be used by clients to protect against changes in an underlying, regardless of how the contracts are actually used by the client.

Merrill Lynch’s derivatives that act as guarantees at March 31, 2010 and December 31, 2009 are summarized below:

(in millions)
	Maximum
	Payout/	Less than				Carrying
	Notional	1 year	1+ - 3 years	3+ - 5 years	Over 5 years	Value(1)

At March 31, 2010:
Derivative contracts:
Credit derivatives:
Investment grade(2)	$349,454	$32,762	$101,540	$122,318	$92,834	$13,570
Non-investment grade(2)	686,859	61,883	200,604	215,213	209,159	23,451

Total credit derivatives	1,036,313	94,645	302,144	337,531	301,993	37,021
Other derivatives	1,532,512	476,426	364,370	235,114	456,602	65,747

Total derivative contracts	$2,568,825	$571,071	$666,514	$572,645	$758,595	$102,768

At December 31, 2009:
Derivative contracts:
Credit derivatives:
Investment grade(2)	$520,782	$44,552	$133,089	$216,562	$126,579	$17,255
Non-investment grade(2)	1,054,900	93,582	331,306	325,167	304,845	37,935

Total credit derivatives	1,575,682	138,134	464,395	541,729	431,424	55,190
Other derivatives	1,574,432	488,146	405,223	245,565	435,498	59,811

Total derivative contracts	$3,150,114	$626,280	$869,618	$787,294	$866,922	$115,001

(1)	Derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Refers to the creditworthiness of the underlying reference obligations.

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

Merrill Lynch economically hedges its exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, Merrill Lynch purchases credit protection with identical underlying referenced names to offset its exposure. At

March 31, 2010 and December 31, 2009, the notional value and carrying value of credit protection purchased and credit protection sold by Merrill Lynch with identical underlying referenced names was:

(in millions)
	Maximum
	Payout/	Less than				Carrying
	Notional	1 year	1+ - 3 years	3+ - 5 years	Over 5 years	Value(1)

At March 31, 2010:
Credit derivatives purchased	$975,266	$81,221	$274,464	$318,528	$301,053	$31,846
Credit derivatives sold	1,018,837	94,239	300,320	336,742	287,536	33,474

At December 31, 2009:
Credit derivatives purchased	$1,506,782	$130,297	$432,550	$511,298	$432,637	$49,225
Credit derivatives sold	1,555,077	135,686	463,129	540,713	415,549	50,609

(1)	Derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.

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

As the fair value and risk of payment under these derivative contracts are based upon market factors, such as changes in interest rates or foreign exchange rates, the carrying values in the table above reflect the best estimate of Merrill Lynch’s performance risk under these transactions at March 31, 2010 and December 31, 2009. Merrill Lynch economically hedges its exposure to these contracts by entering into a variety of offsetting derivative contracts and security positions.

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

Where Merrill Lynch has entered into legally enforceable netting agreements with counterparties, it reports derivative assets and liabilities, and any related cash collateral, net in the Condensed Consolidated Balance Sheets in accordance with ASC 210-20, Balance Sheet-Offsetting. At March 31, 2010 and December 31, 2009, cash collateral received of $28.0 billion and $26.7 billion, respectively, and cash collateral paid of $32.2 billion and $38.2 billion, respectively, was netted against derivative assets and liabilities.

Merrill Lynch considers the impact of counterparty credit risk on the valuation of derivative contracts. Factors used to determine the credit valuation adjustments on the derivatives portfolio include current exposure levels (i.e., fair value prior to credit valuation adjustments) and expected exposure levels profiled over the maturity of the contracts. Credit default swaps market information, including either quoted single name credit default swaps or index or other proxy credit default swaps, is also considered. In addition, the credit valuation adjustments also take into account the netting and credit provisions of relevant agreements including collateral margin agreements and legally enforceable netting agreements. During the three months ended March 31, 2010 and March 31, 2009, valuation adjustments of approximately $0.1 billion of gains and $0.7 billion of losses, respectively, were recognized in principal transactions for counterparty credit risk. At March 31, 2010 and December 31, 2009, the cumulative counterparty credit risk valuation adjustment that was reflected in derivative assets was $6.5 billion and $6.8 billion, respectively. In addition, the fair value of derivative liabilities is adjusted to reflect the impact of Merrill Lynch’s credit quality. During the three months ended March 31, 2010 and March 31, 2009, valuation adjustments of approximately $0.1 billion and $0.9 billion, respectively were recognized as gains in principal transactions for changes in Merrill Lynch’s credit risk. At March 31, 2010 and December 31, 2009, the cumulative credit risk valuation adjustment that was reflected in the derivative liabilities balance was $0.5 billion and $0.3 billion, respectively.

Monoline derivative credit exposure at March 31, 2010 had a notional value of $34.7 billion compared with $36.1 billion at December 31, 2009. Mark-to-market monoline derivative credit exposure was $9.9 billion at March 31, 2010 compared with $10.7 billion at December 31, 2009, driven by positive valuation adjustments on legacy assets and terminated monoline contracts. At March 31, 2010, the counterparty credit valuation adjustment related to monoline derivative exposure was $5.5 billion compared with $5.7 billion at December 31, 2009, which reduced Merrill Lynch’s net mark-to-market exposure to $4.3 billion at March 31, 2010, of which 64% related to a single counterparty.

Bank of America has guaranteed the performance of Merrill Lynch on certain derivative transactions. The aggregate amount of such derivative liabilities was approximately $2.9 billion and $2.5 billion at March 31, 2010 and December 31, 2009, respectively.

Credit-risk related contingent features

The majority of Merrill Lynch’s derivative contracts contain credit-risk-related contingent features, primarily within the ISDA agreements, that help to reduce the credit risk of these instruments as compared to other obligations of the respective counterparty with whom Merrill Lynch has transacted (e.g., other senior debt). These contingent features may be for the benefit of Merrill Lynch or may benefit Merrill Lynch’s counterparties in respect of changes in Merrill Lynch’s creditworthiness. At March 31, 2010 and December 31, 2009, Merrill Lynch posted collateral of $36.7 billion and

$42.8 billion, respectively, under derivative contracts that were in a liability position, of which $32.2 billion and $38.2 billion, respectively, represented cash collateral, as noted above.

In connection with certain OTC derivatives transactions and other trading agreements, Merrill Lynch could be required to provide additional collateral to or terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of ML & Co. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or an amount related to the market value of the exposure. At both March 31, 2010 and December 31, 2009, the amount of additional collateral and termination payments that would be required for such derivatives transactions and trading agreements was approximately $1.3 billion in the event of a downgrade to low single-A by all credit agencies. A further downgrade of ML & Co.’s long-term senior debt credit rating to the BBB+ or equivalent level would require approximately $0.7 billion and $0.6 billion of additional collateral at March 31, 2010 and December 31, 2009, respectively.

Note 7.  Securities Financing Transactions

Merrill Lynch enters into secured borrowing and lending transactions in order to meet customers’ needs and earn residual interest rate spreads, obtain securities for settlement and finance trading inventory positions.

Under these transactions, Merrill Lynch either receives or provides collateral, including U.S. Government and agency securities, asset-backed, corporate debt, equity, and non-U.S. government and agency securities. Merrill Lynch receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and other loans. Under most agreements, Merrill Lynch is permitted to sell or repledge the securities received (e.g., use the securities to secure repurchase agreements, enter into securities lending transactions, or deliver to counterparties to cover short positions). At March 31, 2010 and December 31, 2009, the fair value of securities received as collateral where Merrill Lynch is permitted to sell or repledge the securities was $343 billion and $308 billion, respectively, and the fair value of the portion that had been sold or repledged was $283 billion and $245 billion, respectively. Merrill Lynch may use securities received as collateral for resale agreements to satisfy regulatory requirements such as Rule 15c3-3 of the Securities Exchange Act of 1934.

Additionally, Merrill Lynch receives securities as collateral in connection with certain securities transactions in which Merrill Lynch is the lender. In instances where Merrill Lynch is permitted to sell or repledge securities received, Merrill Lynch reports the fair value of such securities received as collateral and the related obligation to return securities received as collateral in the Condensed Consolidated Balance Sheets.

Merrill Lynch pledges assets to collateralize repurchase agreements and other secured financings. Pledged securities that can be sold or repledged by the secured party are parenthetically disclosed in trading assets and investment securities on the Condensed Consolidated Balance Sheets. The carrying value and classification of securities owned by Merrill Lynch that have been pledged to counterparties where those counterparties do not have the right to sell or repledge at March 31, 2010 and December 31, 2009 are as follows:

(dollars in millions)
	March 31, 2010	December 31, 2009

Trading asset category
Equities and convertible debentures	$10,554	$7,647
Corporate debt and preferred stock	9,582	10,398
U.S. Government and agencies	2,137	1,455
Mortgages, mortgage-backed, and asset-backed securities	1,892	4,236
Non-U.S. governments and agencies	1,873	1,786
Municipals and money markets	-	8

Total	$26,038	$25,530

In certain cases, Merrill Lynch has transferred assets to consolidated VIEs where those restricted assets serve as collateral for the interests issued by the VIEs. These assets are disclosed on the Condensed Consolidated Balance Sheet as Assets of Consolidated VIEs. These transactions are also described in Note 9.

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

Note 8.  Investment Securities

Investment securities on the Condensed Consolidated Balance Sheets include:

•	Investments within the scope of Investment Accounting that are held by ML & Co. and certain of its non-broker-dealer subsidiaries consist of:

•	Debt securities, including debt held-for-investment and liquidity and collateral management purposes that are classified as available-for-sale, and debt securities that Merrill Lynch intends to hold until maturity;

•	Marketable equity securities, which are generally classified as available-for-sale.

•	Non-qualifying investments are those that are not within the scope of Investment Accounting and consist principally of equity investments, including investments in partnerships and joint ventures. Included in non-qualifying investments are investments accounted for under the equity method of accounting, which consist of investments in (i) partnerships and certain limited liability corporations where Merrill Lynch has more than a minor influence (generally defined as three to five percent interest) and (ii) corporate entities where Merrill Lynch has the ability to exercise significant influence over the investee (generally defined as ownership and voting interest of 20% to 50%). Also included in non-qualifying investments are private equity investments and investments in real estate VIEs held by consolidated investment companies that Merrill Lynch holds for capital appreciation and/or current income and which are accounted for at fair value in accordance with the Investment

Company Guide, as well as private equity investments accounted for at fair value under the fair value option election. The carrying value of such private equity investments reflects expected exit values based upon market prices or other valuation methodologies, including discounted expected cash flows and market comparables of similar companies.

Investment securities reported on the Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009 are as follows. The decrease in available-for-sale securities from December 31, 2009 primarily reflects the sale of approximately $13 billion of securities, approximately $11 billion of which were sold to Bank of America. The securities sold to Bank of America resulted in a gain of approximately $280 million during the quarter ended March 31, 2010.

(dollars in millions)
	March 31, 2010	December 31, 2009

Investment securities
Available-for-sale(1)	$3,111	$16,818
Held-to-maturity	250	246
Non-qualifying(2)	21,679	21,301

Total	$25,040	$38,365

(1)	The amount at December 31, 2009 includes $5.5 billion of investment securities reported in cash and securities segregated for regulatory purposes or deposited with clearing organizations.
(2)	Investments that are non-qualifying for Investment Accounting purposes, primarily equity investments, which includes Merrill Lynch’s investment in BlackRock, Inc.

For the three months ended March 31, 2010, other-than-temporary impairment charges related to non-agency mortgage-backed available-for-sale securities were $105 million, the credit-related portion of which was $86 million. There were no other-than-temporary impairments related to available-for-sale securities during the three months ended March 31, 2009. Refer to Note 1 for Merrill Lynch’s accounting policy regarding other-than-temporary-impairment of investment securities.

Information regarding investment securities subject to Investment Accounting follows.

(dollars in millions)
	March 31, 2010

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale
Mortgage-backed securities:
Agency collateralized mortgage obligations	$1,509	$86	$-	$1,595
Non-agency	1,766	123	(373)	1,516

Total	$3,275	$209	$(373)	$3,111

Held-to-Maturity
Corporate debt and municipal	$250	$-	$-	$250

Total	$3,525	$209	$(373)	$3,361

(dollars in millions)
	December 31, 2009

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale
Mortgage-backed securities:
Agency collateralized mortgage obligations	$14,775	$449	$(11)	$15,213
Non-agency	1,952	154	(501)	1,605

Total Available-for-Sale Securities	$16,727	$603	$(512)	$16,818

Held-to-Maturity
Corporate debt and municipal	$246	$-	$-	$246

Total	$16,973	$603	$(512)	$17,064

As a result of the acquisition of Merrill Lynch by Bank of America, and the new cost bases established on January 1, 2009, there were no available-for-sale securities in an unrealized loss position for greater than one year as of December 31, 2009. The following table presents fair value and unrealized losses, after hedges, for available-for-sale securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2010.

(dollars in millions)
	Less Than 1 Year		More than 1 Year		Total
		Unrealized		Unrealized		Unrealized
Asset Category	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Agency collateralized mortgage obligations	$412	$-	$-	$-	$412	$-
Non-Agency	249	(76)	688	(297)	937	(373)

Total	$661	$(76)	$688	$(297)	$1,349	$(373)

The amortized cost and fair value of available-for-sale debt securities by expected maturity for mortgage-backed securities and contractual maturity for other debt securities at March 31, 2010 are as follows:

(dollars in millions)
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$223	$156	$-	$-
Due after one year through five years	1,065	986	-	-
Due after five years through ten years	1,228	1,261	250	250
Due after ten years	759	708	-	-

Total(1)	$3,275	$3,111	$250	$250

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay their obligations with or without prepayment penalties.

The proceeds and gross realized gains/(losses) from the sale of available-for-sale securities during the three months ended March 31, 2010 are as follows:

(dollars in millions)
Three Months Ended
March 31, 2010

Proceeds	$13,427
Gross realized gains	346
Gross realized losses	(2)

Note 9.  Securitizations and Other Variable Interest Entities (“VIEs”)

Merrill Lynch utilizes VIEs in the ordinary course of business to support its own and its customers’ financing and investing needs. Merrill Lynch securitizes loans and debt securities using VIEs as a source of funding and as a means of transferring the economic risk of the loans or debt securities to third parties. Merrill Lynch also administers, structures or invests in other VIEs including multi-seller conduits, municipal bond trusts, CDOs and other entities as described in more detail below.

The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and consolidates the VIE. In accordance with new consolidation guidance effective January 1, 2010, Merrill Lynch is deemed to have a controlling financial interest and is the primary beneficiary of a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. As a result of this change in accounting, Merrill Lynch consolidated or deconsolidated certain VIEs and former QSPEs on January 1, 2010 that were previously unconsolidated or consolidated. The net incremental impact of this accounting change on

Merrill Lynch’s Condensed Consolidated Balance Sheet is set forth in the table below. The net effect of the accounting change is recorded as an adjustment to beginning retained earnings, net of tax.

(dollars in millions)
			Opening Balance
	Ending Balance Sheet	Net Increase /	Sheet
	December 31, 2009	(Decrease)	January 1, 2010

Assets
Trading assets, at fair value	$90,743	$6,217	$96,960
Derivative assets	49,582	(2,413)	47,169
Investment securities	32,840	1,093	33,933
Loans, notes, and mortgages (net)	37,663	(333)	37,330
All other assets	268,367	3,287	271,654

Total Assets	$479,195	$7,851	$487,046

Liabilities
Short-term borrowings	$853	$5,013	$5,866
Trading liabilities, at fair value	30,340	-	30,340
Derivative liabilities	35,120	(313)	34,807
Long-term borrowings	151,399	3,067	154,466
All other liabilities	220,345	228	220,573

Total Liabilities	438,057	7,995	446,052

Retained earnings (deficit)	4,583	(144)	4,439
All other stockholders’ equity	36,555	-	36,555

Total Stockholders’ Equity	41,138	(144)	40,994

Total Liabilities and Stockholders’ Equity	$479,195	$7,851	$487,046

Certain tables below present the assets and liabilities of consolidated and unconsolidated VIEs if Merrill Lynch has continuing involvement with transferred assets or if Merrill Lynch otherwise has a variable interest in the VIE. For consolidated VIEs, these amounts are net of intercompany balances. The tables also present Merrill Lynch’s exposure to loss resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which Merrill Lynch holds a variable interest as of March 31, 2010 and December 31, 2009. Merrill Lynch’s maximum exposure to loss is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on Merrill Lynch’s Condensed Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. Generally, Merrill Lynch’s maximum exposure to loss does not include losses previously recognized.

Merrill Lynch invests in asset-backed securities issued by third party VIEs with which it has no other form of involvement. These securities are described in more detail in Note 8. In addition, Merrill Lynch uses VIEs such as trust preferred securities trusts in connection with its funding activities, as described in more detail in Note 12.

Except as described below, Merrill Lynch has not provided financial support to consolidated or unconsolidated VIEs that it was not contractually required to provide, nor does it intend to do so.

Loan VIEs

Merrill Lynch securitizes mortgage loans that it originates or purchases from third parties. In certain circumstances, Merrill Lynch has continuing involvement with the securitized loans as servicer of the loans. Merrill Lynch may also retain beneficial interests in the securitization vehicles including senior and subordinated securities, and the equity tranche. Except as described below, Merrill Lynch does not provide guarantees or recourse to the securitization vehicles other than standard representations and warranties.

Securitization activity for residential and commercial mortgages was not material for the three months ended March 31, 2010 and March 31, 2009.

The following table summarizes certain information related to Loan VIEs in which Merrill Lynch is either transferor, servicer or sponsor and holds a variable interest as of March 31, 2010 and December 31, 2009.

(dollars in millions)
	Non-Agency
	Prime		Subprime		Commercial Mortgage

	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009	2010	2009

Unconsolidated VIEs:
Maximum loss exposure(1)(2)	$25	$99	$53	$1,143	$110	$101

Senior securities held(3)
Trading assets	$2	$3	$-	$10	$-	$-
Investment securities	7	-	-	-	-	-
Subordinated securities held(3)
Trading assets	-	-	16	-	-	-
Investment securities	-	-	26	-	-	-
Residual interests held	7	9	11	2	38	39

Total retained securities	$16	$12	$53	$12	$38	$39

Principal balance outstanding(4)	$598	$923	$32,674	$33,296	$7,802	$7,915

Consolidated VIEs:
Maximum loss exposure(1)	$53	$472	$1,411	$1,234	$-	$-

Derivative contracts	$50	$72	$155	$163	$-	$-
Loans, notes, and mortgages	106	436	2,628	1,746	-	-
Other assets	9	14	123	108	-	-

Total assets	$165	$522	$2,906	$2,017	$-	$-

Long-term borrowings	$-	$48	$1,482	$1,030	$-	$-
Derivative contracts	-	-	-	3	-	-
Other liabilities	112	3	13	-	-	-

Total liabilities	$112	$51	$1,495	$1,033	$-	$-

(1)	Maximum loss exposure excludes liability for representations and warranties.
(2)	Maximum loss exposure at December 31, 2009 related to servicing assets that were transferred to a subsidiary of Bank of America in the first quarter of 2010.
(3)	Substantially all of the securities were in Level 2 in the fair value hierarchy.
(4)	Principal balance outstanding includes those loans that Merrill Lynch transferred and with which it has continuing involvement.

In accordance with the new consolidation guidance, Merrill Lynch consolidates Loan VIEs in which it has a controlling financial interest. For loan securitizations, Merrill Lynch is considered to have a controlling financial interest (i.e., is the primary beneficiary) when it is the servicer of the loans and also holds a financial interest that could potentially be significant to the entity. If Merrill Lynch is not the servicer of an entity or does not hold a financial interest that could be significant to the entity, Merrill Lynch does not have a controlling financial interest and does not consolidate the entity. Merrill Lynch does not have a controlling financial interest in and does not consolidate agency trusts unless Merrill Lynch holds all of the issued securities and has the unilateral right to liquidate the trust. Prior to 2010, most of the Loan VIEs met the definition of a QSPE and, as such, were not subject to consolidation.

Merrill Lynch sells mortgage loans to VIEs with various representations and warranties related to, among other things, the ownership of the loan, validity of the lien securing the loan, absence of delinquent taxes or liens against the property securing the loan, the process used in selecting the loans for inclusion in a transaction, the loan’s compliance with any applicable loan criteria established by the buyer, and the loan’s compliance with applicable local, state and federal laws. Under these representations and warranties, Merrill Lynch may be required to repurchase mortgage loans with the identified defects or indemnify or provide other recourse to the investor or insurer. In such cases, Merrill Lynch bears any subsequent credit loss on the mortgage loans. Merrill Lynch’s representations and warranties are generally not subject to stated limits and extend over the life of the loan, however, most claims occur within the first few years. See Note 14.

Municipal Bond Securitizations

Merrill Lynch administers municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds, some of which are callable prior to maturity. The vast majority of the bonds are rated AAA or AA and some of the bonds benefit from insurance provided by monoline financial guarantors. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a frequent basis to third party investors. Merrill Lynch may serve as remarketing agent and/or liquidity provider for the trusts. The floating-rate investors have the right to tender the certificates at specified dates, often with as little as seven days’ notice. Should Merrill Lynch be unable to remarket the tendered certificates, it is generally obligated to purchase them at par under standby liquidity facilities. Merrill Lynch is not obligated to purchase the certificates under the standby liquidity facilities if the underlying bond’s credit rating declines below investment grade or in the event of certain defaults or bankruptcy of the issuer and insurer.

In addition to standby liquidity facilities, Merrill Lynch provides default protection or credit enhancement to investors in securities issued by certain municipal bond trusts. Interest and principal payments on floating-rate certificates issued by these trusts are secured by an unconditional guarantee issued by Merrill Lynch. In the event that the issuer of the underlying municipal bond defaults on any payment of principal and/or interest when due, Merrill Lynch will make any required payments to the holders of the floating-rate certificates.

Merrill Lynch or a customer of Merrill Lynch may hold the residual interest in the trust. If a customer holds the residual interest, that customer typically has the unilateral ability to liquidate the trust at any time, while Merrill Lynch typically has the ability to trigger the liquidation of that trust if the market value of the bonds held in the trust declines below a specified threshold. The weighted average remaining life of bonds held at March 31, 2010 was 9.8 years.

The following table summarizes certain information related to municipal bond trusts in which Merrill Lynch holds a variable interest as of March 31, 2010 and December 31, 2009.

(dollars in millions)
	March 31, 2010			December 31, 2009
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Maximum Loss Exposure	$4,684	$1,347	$6,031	$138	$4,971	$5,109

On-balance sheet assets
Trading assets	$4,684	$178	$4,862	$138	$97	$235

Total	$4,684	$178	$4,862	$138	$97	$235

On-balance sheet liabilities
Derivative contracts	$-	$-	$-	$2	$287	$289
Short-term borrowings	4,931	-	4,931	-	-	-

Total	$4,931	$-	$4,931	$2	$287	$289

Total assets of VIEs	$4,684	$1,418	$6,102	$138	$5,264	$5,402

In accordance with the new consolidation guidance, on January 1, 2010, Merrill Lynch consolidated $5.1 billion of municipal bond trusts in which it had a controlling financial interest. As transferor of assets into a trust, Merrill Lynch had the power to determine which assets would be held in the trust and to structure the liquidity facilities, default protection and credit enhancement, if applicable. In some instances, Merrill Lynch retained a residual interest in such trusts and had loss exposure that could potentially be significant to the trust through the residual interest, liquidity facilities and other arrangements. Merrill Lynch was also the remarketing agent, through which it has the power to direct the activities that most significantly impact economic performance. Accordingly, Merrill Lynch is the primary beneficiary of and consolidated these trusts. In other instances, one or more third party investor(s) hold(s) the residual interest and, through that interest, has the right to liquidate the trust. Merrill Lynch does not consolidate these trusts.

Prior to 2010, most of the municipal bond trusts were QSPEs and, as such, were not subject to consolidation by Merrill Lynch. Merrill Lynch consolidated those trusts that were not QSPEs if it held the residual interests or otherwise expected to absorb a majority of the variability created by changes in fair value of assets in the trusts. Merrill Lynch did not consolidate a trust if third party investors held the residual interest and Merrill Lynch was protected from loss in connection with its liquidity obligations.

In the three months ended March 31, 2010, Merrill Lynch was the transferor of assets into unconsolidated municipal bond trusts and received cash proceeds from new securitizations of $413 million as compared to none in the same period of 2009. At March 31, 2010 and December 31, 2009, the principal balance outstanding for unconsolidated municipal bond securitization trusts for which Merrill Lynch was the transferor was $1.4 billion and $5.3 billion, respectively.

Merrill Lynch’s liquidity commitments to unconsolidated municipal bond trusts totalled $1.2 billion and $4.9 billion at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010 and December 31, 2009, Merrill Lynch held $178 million and $161 million of floating-rate certificates, respectively, issued by unconsolidated municipal bond trusts in trading assets. At December 31, 2009, Merrill Lynch also held residual interests of $36 million. See Note 14.

Collateralized Debt Obligations (CDOs)

CDO vehicles hold diversified pools of fixed income securities, typically corporate debt or asset-backed securities, which they fund by issuing multiple tranches of debt and equity securities. Synthetic CDOs enter into a portfolio of credit default swaps to synthetically create exposure to fixed income securities. Collateralized Loan Obligations (CLOs) are a subset of CDOs which hold pools of loans, typically corporate loans or commercial mortgages. CDOs are typically managed by third party portfolio managers. Merrill Lynch transfers assets to these CDOs, holds securities issued by the CDOs, and may be a derivative counterparty to the CDOs, including credit default swap counterparty for synthetic CDOs. Merrill Lynch has also entered into total return swaps with certain CDOs whereby Merrill Lynch will absorb the economic returns generated by specified assets held by the CDO. Merrill Lynch receives fees for structuring CDOs and providing liquidity support for super senior tranches of securities issued by certain CDOs.

The following table summarizes certain information related to CDO vehicles in which Merrill Lynch held a variable interest as of March 31, 2010 and December 31, 2009.

(dollars in millions)
	March 31, 2010			December 31, 2009
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Maximum Loss Exposure	$2,608	$3,896	$6,504	$2,449	$5,942	$8,391

On-balance sheet assets
Trading assets	$2,877	$649	$3,526	$2,785	$700	$3,485
Derivative contracts	237	1,234	1,471	-	2,085	2,085
Other assets	3	147	150	-	166	166

Total	$3,117	$2,030	$5,147	$2,785	$2,951	$5,736

On-balance sheet liabilities
Derivative contracts	$-	$66	$66	$-	$801	$801
Long-term borrowings	3,183	-	3,183	2,753	-	2,753

Total	$3,183	$66	$3,249	$2,753	$801	$3,554

Total assets of VIEs	$3,117	$45,508	$48,625	$2,785	$51,017	$53,802

In accordance with the new consolidation guidance, on January 1, 2010, Merrill Lynch consolidated $220 million of CDOs in which it has a controlling financial interest. Merrill Lynch does not routinely serve as collateral manager for CDOs and therefore does not typically have the power to direct the activities that most significantly impact the economic performance of a CDO. However, following an event of default, if Merrill Lynch is a majority holder of senior securities issued by a CDO and acquires the power to manage the assets of the CDO, Merrill Lynch consolidates the CDO. Generally, the creditors of the consolidated CDOs have no recourse to the general credit of Merrill Lynch. Prior to 2010, Merrill Lynch evaluated whether it must consolidate a CDO based principally on a determination of which party was expected to absorb a majority of the credit risk created by the assets of the CDO. In most circumstances Merrill Lynch did not consolidate these entities because it did not absorb a majority of the economic risks and rewards of the vehicles.

At March 31, 2010, Merrill Lynch had $3.1 billion notional amount of super senior liquidity exposure to CDO vehicles. This amount includes $1.8 billion notional amount of liquidity support provided to certain synthetic CDOs, including $289 million to a consolidated CDO, in the form of unfunded lending commitments related to super senior securities. The lending commitments obligate Merrill Lynch to purchase the super senior CDO securities at par value if the CDOs need cash to make payments due under credit default swaps held by the CDOs. Merrill Lynch also had $1.3 billion notional amount of liquidity exposure to non-VIE third parties that hold super senior cash positions on Merrill Lynch’s behalf.

Liquidity-related commitments also include $1.4 billion notional amount of derivative contracts with unconsolidated VIEs, principally CDO vehicles, which hold non-super senior CDO debt securities. These derivatives are typically in the form of total return swaps which obligate Merrill Lynch to purchase the securities at the VIE’s cost to acquire the securities, generally as a result of ratings downgrades. The underlying securities are senior securities and substantially all of Merrill Lynch’s exposures are insured. Accordingly, Merrill Lynch’s exposure to loss consists principally of counterparty risk to the insurers. These derivatives are included in the $1.5 billion notional amount of derivative contracts through which Merrill Lynch obtains funding from third party VIEs, discussed in Note 6.

Merrill Lynch’s $4.5 billion of aggregate liquidity exposure to CDOs at March 31, 2010 is included in the above table to the extent that Merrill Lynch sponsored the CDO vehicle or the liquidity exposure to the CDO vehicle is more than insignificant as compared to total assets of the CDO vehicle. Liquidity exposure included in the table is reported net of previously recorded losses.

Merrill Lynch’s maximum exposure to loss is significantly less than the total assets of the CDO vehicles in the table above because Merrill Lynch typically has exposure to only a portion of the total assets. Merrill Lynch has also purchased credit protection from some of the same CDO vehicles in which it invested, thus reducing net exposure to future loss.

Customer Vehicles

Customer vehicles primarily include credit-linked and equity-linked note vehicles, which are typically created on behalf of customers who wish to obtain exposure to, for example, a specific company or financial instrument. Credit-linked and equity-linked note vehicles issue notes which pay a return that is linked to the specific credit or equity risk. The vehicles purchase high-grade assets as collateral and enter into credit default swaps or equity derivatives to synthetically create the credit or equity risk required to pay the specified return on the notes issued by the vehicles.

The following table summarizes certain information related to customer vehicles in which Merrill Lynch holds a variable interest as of March 31, 2010 and December 31, 2009.

(dollars in millions)
	March 31, 2010			December 31, 2009
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Maximum Loss Exposure	$3,809	$3,468	$7,277	$277	$7,681	$7,958

On-balance sheet assets
Trading assets	$2,377	$127	$2,504	$183	$243	$426
Derivative contracts	-	950	950	78	3,354	3,432
Loans, notes, and mortgages	-	-	-	-	65	65
Other assets	2,378	16	2,394	16	-	16

Total	$4,755	$1,093	$5,848	$277	$3,662	$3,939

On-balance sheet liabilities
Derivative contracts	$-	$134	$134	$-	$205	$205
Short-term borrowings	25	-	25	22	-	22
Long-term borrowings	2,615	-	2,615	50	74	124
Other liabilities	-	204	204	-	681	681

Total	$2,640	$338	$2,978	$72	$960	$1,032

Total assets of VIEs	$4,755	$5,941	$10,696	$277	$10,387	$10,664

In accordance with the new consolidation guidance, on January 1, 2010, Merrill Lynch consolidated $5.4 billion of customer vehicles in which it had a controlling financial interest.

Merrill Lynch is typically the counterparty for the credit and equity derivatives, and it may invest in securities issued by the vehicles. Merrill Lynch may also enter into interest rate or foreign currency derivatives with the vehicles. In certain instances, Merrill Lynch has entered into derivative contracts, typically total return swaps, with vehicles which obligate Merrill Lynch to purchase securities held as collateral at the vehicle’s cost, generally as a result of ratings downgrades. At March 31, 2010, the notional amount of such derivative contracts with unconsolidated vehicles was $150 million. This amount is included in the $1.5 billion notional amount of derivative contracts through which Merrill Lynch obtains funding from unconsolidated VIEs, described in Note 6. Merrill Lynch also had approximately $493 million of other liquidity commitments, including written put options and collateral value guarantees, with unconsolidated credit-linked and equity-linked note vehicles at March 31, 2010.

In accordance with the new consolidation guidance, Merrill Lynch consolidates these vehicles when it is considered to have a controlling financial interest. Merrill Lynch typically has control over the initial design of the vehicle and may also have the ability to replace the collateral assets. Merrill Lynch consolidates these vehicles if it also absorbs potentially significant gains or losses through derivative contracts or investments. Merrill Lynch does not consolidate a vehicle if a single investor controlled the initial design of the vehicle or if Merrill Lynch does not have a variable interest that could potentially be significant to the vehicle. Credit-linked and equity-linked note vehicles were generally not consolidated prior to 2010 because Merrill Lynch typically did not absorb a majority of the economic risks and rewards of the vehicles.

Real Estate and other VIEs

Real Estate and other VIEs primarily includes a real estate investment fund that is a VIE, investments in VIEs that hold investment property and certain hedge fund investment entities.

The following table summarizes certain information related to Real Estate and other VIEs in which Merrill Lynch holds a variable interest as of March 31, 2010 and December 31, 2009.

(dollars in millions)
	March 31, 2010			December 31, 2009
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Maximum Loss Exposure	$2,114	$2,483	$4,597	$1,342	$278	$1,620

On-balance sheet assets(1)
Trading assets	$184	$-	$184	$86	$-	$86
Derivative contracts	-	212	212	-	21	21
Investment securities	1,775	77	1,852	-	-	-
Loans, notes, and mortgages	638	2,224	2,862	313	257	570
Other assets	447	20	467	1,093	-	1,093

Total	$3,044	$2,533	$5,577	$1,492	$278	$1,770

On-balance sheet liabilities
Derivative contracts	$42	$7	$49	$-	$127	$127
Long-term borrowings	32	74	106	32	-	32
Other liabilities	1,026	4	1,030	78	-	78

Total	$1,100	$85	$1,185	$110	$127	$237

Total assets of VIEs(1)	$3,044	$6,584	$9,628	$1,492	$776	$2,268

(1)	In prior periods, unconsolidated real estate vehicles were generally considered VREs because they had sufficient equity to finance their operations when they were initially established. As such, most of these entities were not included in the December 31, 2009 unconsolidated information.

In accordance with the new consolidation guidance, on January 1, 2010, Merrill Lynch consolidated $1.5 billion of real estate and other VIEs in which it has a controlling financial interest. Merrill Lynch has established a real estate investment fund designed to provide returns to clients through limited partnership holdings. Merrill Lynch is the general partner, making management decisions, and also has a limited partnership interest in the fund. In certain of these real estate funds, Merrill Lynch acts as investment advisor. In such capacity, Merrill Lynch provides these services for the benefit of clients. Such activities inherently involve risk to Merrill Lynch and investors, and in certain instances may result in loss. Although it is without any obligation or commitment to do so, Merrill Lynch anticipates providing more than an insignificant amount of support to the entity, and therefore considers the entity to be a VIE. The fund is consolidated by Merrill Lynch because it has a controlling financial interest though its general and limited partnership interests.

Merrill Lynch invests in real estate lending vehicles and establishes vehicles to hold real estate investments. In certain instances these entities do not have sufficient equity to finance operations and are therefore considered VIEs. Merrill Lynch consolidates these vehicles when it has decision-making power over the property held by the vehicle and absorbs potentially significant gains or losses through its equity or loan investment.

Other Transactions

Prior to 2010, Merrill Lynch transferred pools of securities to certain independent third parties and provided financing for approximately 75 percent of the purchase price under asset-backed financing arrangements. At March 31, 2010 and December 31, 2009, Merrill Lynch’s maximum loss exposure under these financing arrangements was $6.6 billion and $6.8 billion, respectively, substantially all of which was recorded as loans, notes and mortgages on Merrill Lynch’s Condensed Consolidated Balance Sheet. All principal and interest payments have been received when due in accordance with their contractual terms. These arrangements are not included in the tables above because the purchasers are not VIEs.

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

Loans, notes, mortgages and related commitments to extend credit at March 31, 2010 and December 31, 2009, are presented below. This disclosure includes commitments to extend credit that, if drawn upon, will result in loans held for investment or loans held for sale.

(dollars in millions)
	Loans		Commitments(1)
	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010(2)(3)	2009

Consumer:
Mortgages	$4,310	$4,700	$159	$167
Other	8,662	8,969	20	20
Commercial and small- and middle-market business:
Investment grade	11,131	11,105	5,937	6,187
Non-investment grade	11,125	12,922	3,789	4,170

	35,228	37,696	9,905	10,544
Allowance for loan losses	(34)	(33)	-	-
Reserve for lending-related commitments(4)	-	-	(674)	(825)

Total, net	$35,194	$37,663	$9,231	$9,719

(1)	Commitments are outstanding as of the date the commitment letter is issued and are comprised of closed and contingent commitments. Closed commitments represent the unfunded portion of existing commitments available for draw down. Contingent commitments are contingent on the borrower fulfilling certain conditions or upon a particular event, such as an acquisition. A portion of these contingent commitments may be syndicated among other lenders or the counterparty may replace the commitment with capital markets funding.

(2)	See Note 14 for a maturity profile of these commitments.
(3)	In addition to the loan origination commitments included in the table above, Merrill Lynch had agreements to purchase $617 million of loans that, upon settlement of the commitment, will be classified in loans held for investment or loans held for sale. See Note 14 for additional information.
(4)	Amounts are included within other payables on the Condensed Consolidated Balance Sheets.

Activity in the allowance for loan losses is presented below:

(dollars in millions)
	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009(1)

Allowance for loan losses, at beginning of period	$33	$-
Provision for loan losses	1	12
Charge-offs	(1)	-
Recoveries	-	2

Net (charge-offs) recoveries	(1)	2
Other	1	(4)

Allowance for loan losses, at end of period	$34	$10

(1)	The allowance for loan losses as of December 26, 2008 was eliminated as of January 1, 2009 as a result of purchase accounting adjustments.

Consumer loans, substantially all of which are collateralized, consisted of approximately 141,000 individual loans at March 31, 2010. Commercial loans consisted of approximately 6,000 separate loans. The principal balance of non-accrual loans was $2.3 billion at March 31, 2010 and $2.8 billion at December 31, 2009. The investment grade and non-investment grade categorization is determined using the credit rating agency equivalent of internal credit ratings. Non-investment grade counterparties are those rated lower than the BBB- category.

The above amounts include $6.6 billion and $7.7 billion of loans held for sale at March 31, 2010 and December 31, 2009, respectively. Loans held for sale are loans that Merrill Lynch expects to sell prior to maturity. At March 31, 2010, such loans consisted of $3.3 billion of consumer loans, primarily residential mortgages and automobile loans, and $3.3 billion of commercial loans, approximately 2% of which were to investment grade counterparties. At December 31, 2009, such loans consisted of $3.6 billion of consumer loans, primarily residential mortgages, and $4.1 billion of commercial loans, approximately 9% of which were to investment grade counterparties.

In some cases, Merrill Lynch enters into single name and index credit default swaps to mitigate credit exposure related to funded and unfunded commercial loans. The notional value of these swaps totaled $3.1 billion and $3.2 billion at March 31, 2010 and December 31, 2009, respectively. The following tables provide information regarding Merrill Lynch’s net credit default protection associated with its funded and unfunded commercial loans as of March 31, 2010:

Net Credit Default Protection by Maturity Profile
March 31,
2010

Less than or equal to one year	4%
Greater than one year and less than or equal to five years	86
Greater than five years	10

Total net credit default protection	100%

Net Credit Default Protection by Credit Exposure Debt Rating
(dollars in millions)
	March 31,
	2010
	Net
Ratings(1)	Notional	Percent

AA	$(465)	14.8%
A	(1,127)	35.9
BBB	(659)	21.0
BB	(385)	12.3
B	(158)	5.0
CCC and below	(309)	9.8
NR	(39)	1.2

Total net credit default protection	$(3,142)	100.0%

(1)	Merrill Lynch considers ratings of BBB- or higher to meet the definition of investment grade.

Note 11. Goodwill and Intangible Assets

Goodwill

Goodwill is the cost of an acquired company in excess of the fair value of identifiable net assets at the acquisition date. Goodwill is tested annually (or more frequently under certain conditions) for impairment at the reporting unit level in accordance with ASC 350, Intangibles — Goodwill and Other, (“Goodwill and Intangible Assets Accounting”). If the fair value of the reporting unit exceeds its carrying value, its goodwill is not deemed to be impaired. If the fair value is less than the carrying value, a further analysis is required to determine the amount of impairment, if any. Merrill Lynch’s next annual impairment test date will be June 30, 2010.

The carrying amount of goodwill was $4.7 billion and $4.6 billion at March 31, 2010 and December 31, 2009, respectively. During the first quarter of 2010, goodwill increased by $83 million, reflecting the correction of a liability related to certain deferred compensation arrangements in place at the time of the acquisition of Merrill Lynch by Bank of America.

Intangible Assets

Intangible assets with definite lives at March 31, 2010 and December 31, 2009 consisted primarily of value assigned to customer relationships. Intangible assets with definite lives are tested for impairment in accordance with ASC 360, Property, Plant and Equipment whenever certain conditions exist which would indicate the carrying amounts of such assets may not be recoverable. Intangible assets with definite lives are amortized over their respective estimated useful lives. Intangible assets with indefinite lives consist of value assigned to the Merrill Lynch brand and are tested for impairment in accordance with Goodwill and Intangible Assets Accounting. Intangible assets with indefinite lives are not amortized.

The gross carrying amounts of intangible assets with definite lives were $3.1 billion at both March 31, 2010 and December 31, 2009. Accumulated amortization of intangible assets amounted to $386 million and $309 million at March 31, 2010 and December 31, 2009, respectively. The carrying amounts of intangible assets with indefinite lives were $1.5 billion as of March 31, 2010 and December 31, 2009.

Amortization expense was $77 million and $113 million for the three months ended March 31, 2010 and March 31, 2009, respectively.

Note 12. Borrowings and Deposits

Prior to Merrill Lynch’s acquisition by Bank of America, ML & Co. was the primary issuer of Merrill Lynch’s debt instruments. Debt instruments were also issued by certain subsidiaries. ML & Co. is no longer a primary issuer of new unsecured borrowings under the Bank of America platform. Bank of America has not assumed or guaranteed the long-term debt that was issued or guaranteed by ML & Co. or its subsidiaries prior to the acquisition of Merrill Lynch by Bank of America. Beginning late in the third quarter of 2009, in connection with the update or renewal of certain Merrill Lynch international securities offering programs, Bank of America agreed to guarantee debt securities, warrants and/or certificates issued by certain subsidiaries of ML & Co. on a going forward basis. All existing ML & Co. guarantees of securities issued by those same Merrill Lynch subsidiaries under various international securities offering programs will remain in full force and effect as long as those securities are outstanding, and Bank of America has not assumed any of those prior ML & Co. guarantees or otherwise guaranteed such securities. There were approximately $2.1 billion of securities guaranteed by Bank of America at March 31, 2010.

Following the completion of Bank of America’s acquisition of Merrill Lynch, ML & Co. became a subsidiary of Bank of America and established intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these intercompany agreements is a $75 billion one-year revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America for operating requirements at a spread to LIBOR that is reset periodically and is consistent with other intercompany agreements. This credit line was renewed effective January 1, 2010 with a maturity date of January 1, 2011. The credit line will automatically be extended by one year to the succeeding January 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. The agreement does not contain any financial or other covenants. There were no outstanding borrowings against the line of credit at March 31, 2010.

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

Total borrowings at March 31, 2010 and December 31, 2009, which are comprised of short-term borrowings, long-term borrowings and junior subordinated notes (related to trust preferred securities), consisted of the following:

(dollars in millions)
	March 31,	December 31,
	2010	2009

Senior debt	$77,787	$87,046
Senior structured notes	46,534	49,187
Subordinated debt	10,989	11,115
Junior subordinated notes (related to trust preferred securities)	3,557	3,552
Other subsidiary financing	1,771	969
Debt issued by consolidated VIEs	12,268	3,935

Total	$152,906	$155,804

Borrowings and deposits at March 31, 2010 and December 31, 2009, are presented below:

(dollars in millions)
	March 31,	December 31,
	2010	2009

Short-term borrowings
Other unsecured short-term borrowings	$2,145	$831
Short-term debt issued by consolidated VIEs(1)	4,956	22

Total	$7,101	$853

Long-term borrowings(2)
Fixed-rate obligations(3)	$70,788	$74,119
Variable-rate obligations(4)(5)	64,131	73,351
Other obligations and Zero-coupon contingent convertible debt (LYONs®)	17	16
Long-term debt issued by consolidated VIEs(1)	7,312	3,913

Total	$142,248	$151,399

Deposits
Non-U.S.	$13,473	$15,187

(1)	See Note 9 for additional information on debt issued by consolidated VIEs.

(2)	Excludes junior subordinated notes (related to trust preferred securities).
(3)	Fixed-rate obligations are generally swapped to variable rates.
(4)	Variable interest rates are generally based on rates such as LIBOR, the U.S. Treasury Bill Rate, or the Federal Funds Rate.
(5)	Includes structured notes.

See Note 5 for additional information on the fair value of long-term borrowings.

The weighted-average interest rates for borrowings at March 31, 2010 and December 31, 2009 (excluding structured products) were as follows:

	March 31,	December 31,
	2010	2009

Short-term borrowings	1.02%	2.04%
Long-term borrowings	3.77	3.73
Junior subordinated notes (related to trust preferred securities)	6.93	6.93

Merrill Lynch also obtains standby letters of credit from issuing banks to satisfy various counterparty collateral requirements, in lieu of depositing cash or securities collateral. Such standby letters of credit aggregated $1.7 billion and $1.4 billion at March 31, 2010 and December 31, 2009, respectively.

Long-Term Borrowings

At March 31, 2010, long-term borrowings mature as follows:

(dollars in millions)

Less than 1 year	$27,496	19%
1 – 2 years	20,837	15
2+ – 3 years	16,356	12
3+ – 4 years	21,832	15
4+ – 5 years	13,563	10
Greater than 5 years	42,164	29

Total	$142,248	100%

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

Senior and subordinated debt obligations did not contain provisions that could, upon an adverse change in ML & Co.’s credit rating, financial ratios, earnings or cash flows, trigger a requirement for an early payment, additional collateral support, changes in terms, acceleration of maturity, or the creation of an additional financial obligation, except for an immaterial amount of Floating Rate Liquid Yield Option Notes or “LYONs”.

See Note 12 to the Consolidated Financial Statements contained in the 2009 Annual Report for additional information on Borrowings.

Note 13. Stockholders’ Equity and Earnings Per Share

Preferred Equity

As of March 31, 2010 and December 31, 2009 preferred stockholders’ equity consisted of 12,000 shares of 9% non-voting mandatory convertible non-cumulative preferred stock, Series 2, par value $1.00 per share and liquidation preference of $100,000 per share and 5,000 shares of 9% non-voting mandatory convertible non-cumulative preferred stock, Series 3, par value $1.00 per share and liquidation preference of $100,000 per share. The convertible preferred stock is convertible into Bank of America common stock.

Common Stock

As of the completion of the acquisition of Merrill Lynch by Bank of America, each outstanding share of ML & Co. common stock was converted into 0.8595 shares of Bank of America common stock. Since January 1, 2009, there have been 1,000 shares of ML & Co. common stock outstanding, all of which are owned by Bank of America.

Earnings Per Share

Earnings per share data is not provided for the three months ended March 31, 2010 and March 31, 2009 as Merrill Lynch was a wholly-owned subsidiary of Bank of America during those periods.

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

In view of the inherent difficulty of predicting the outcome of such litigation and regulatory matters, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, Merrill Lynch cannot state with confidence what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each pending matter may be.

In accordance with applicable accounting guidance, Merrill Lynch establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable, although there may be an exposure to loss in excess of any amounts accrued. When loss contingencies are not both probable and estimable, Merrill Lynch does not establish reserves. As a litigation or regulatory matter develops, Merrill Lynch, in conjunction with its outside counsel handling the matter, if any, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and/or estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, Merrill Lynch will establish a reserve with respect to such loss contingency and continue to monitor the matter for further developments that could affect the amount of the reserve that has been previously established. Excluding fees paid to external legal service providers, litigation-related expenses of $62 million were recognized during the three months ended March 31, 2009. Such expenses for the three months ended March 31, 2010 were not material.

In some of the matters described in Part II, Item 1 of this Form 10-Q, including but not limited to the Lehman Brothers Holdings, Inc. matters, loss contingencies are not both probable and estimable in the view of management, and accordingly, reserves have not been established for those matters. However, information is provided in Part II, Item I of this Form 10-Q or included in Note 14 to the Consolidated Financial Statements included in the 2009 Annual Report regarding the nature of the contingency and, where specified, the amount of the claim associated with the loss contingency. Based on current knowledge, management does not believe that loss contingencies arising from pending litigation and regulatory matters, including the litigation and regulatory matters described in Part II, Item I of this Form 10-Q, will have a material adverse effect on the consolidated financial position or liquidity of Merrill Lynch, but may be material to Merrill Lynch’s results of operations for any particular reporting period.

Commitments

At March 31, 2010, Merrill Lynch’s commitments had the following expirations:

(dollars in millions)
		Commitment expiration
		Less than	1+ - 3	3+ - 5	Over 5
	Total	1 year	years	years	years

Lending commitments	$9,905	$2,097	$6,001	$1,705	$102
Purchasing and other commitments	6,192	2,836	1,613	717	1,026
Operating leases	3,325	721	1,222	678	704
Commitments to enter into forward dated resale and securities borrowing agreements	78,234	78,234	-	-	-
Commitments to enter into forward dated repurchase and securities lending agreements	89,908	89,908	-	-	-

Total	$187,564	$173,796	$8,836	$3,100	$1,832

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

For lending commitments where the loan will be classified as held for sale upon funding, liabilities associated with unfunded commitments are calculated at the lower of cost or fair value, capturing declines in the fair value of the respective credit risk. For loan commitments where the loan will be classified as held for investment upon funding, liabilities are calculated considering both market and historical loss rates. Loan commitments either held by entities that apply the Broker-Dealer Guide or for which the fair value option was elected are accounted for at fair value.

Purchasing and Other Commitments

Merrill Lynch had commitments to purchase partnership interests, primarily related to private equity and principal investing activities, of $1.2 billion at March 31, 2010 and December 31, 2009, respectively. Merrill Lynch also has entered into agreements with providers of market data, communications, systems consulting, and other office-related services. At March 31, 2010 and December 31, 2009, minimum fee commitments over the remaining life of these agreements totaled $1.9 billion and $1.8 billion, respectively. Merrill Lynch entered into commitments to purchase loans of $2.6 billion, which, upon settlement of the commitment, will be included in trading assets, loans held for investment or loans held for sale at March 31, 2010. Such commitments totaled $2.2 billion at December 31, 2009. Other purchasing commitments amounted to $0.5 billion at March 31, 2010 and December 31, 2009, respectively.

In the normal course of business, Merrill Lynch enters into commitments for underwriting transactions. Settlement of these transactions as of March 31, 2010 would not have a material effect on the Condensed Consolidated Balance Sheet of Merrill Lynch.

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

Guarantees

Merrill Lynch issues various guarantees to counterparties in connection with certain leasing, securitization and other transactions. Merrill Lynch’s guarantee arrangements and their expiration at March 31, 2010 are summarized as follows (see Note 6 for information related to derivative financial instruments within the scope of Guarantees Accounting):

(dollars in millions)
	Expiration
	Maximum	Less than 1				Carrying
	Payout	year	1 - 3 years	3 - 5 years	Over 5 years	Value

Standby liquidity facilities	$1,198	$550	$-	$619	$29	$-
Residual value guarantees	415	-	95	320	-	-
Standby letters of credit and other guarantees	25,951	792	193	54	24,912	249

Standby Liquidity Facilities

Standby liquidity facilities are primarily comprised of liquidity facilities provided to certain unconsolidated municipal bond securitization VIEs. In these arrangements, Merrill Lynch is required to fund these standby liquidity facilities if the fair value of the assets held by the VIE declines below par value and certain other contingent events take place. Any payments under the facilities are offset by economic hedges entered into by Merrill Lynch. Based upon historical activity, it is considered remote that future payments would need to be made under this guarantee. Refer to Note 9 for further information.

Auction Rate Security (“ARS”) Guarantees

Under the terms of its announced purchase program as augmented by the global agreement reached with the New York Attorney General, the Securities and Exchange Commission, the Massachusetts Securities Division and other state securities regulators, Merrill Lynch agreed to purchase ARS at par from its retail clients, including individual, not-for-profit, and small business clients, beginning in 2008. The final date of the ARS purchase program was January 15, 2010. At December 31, 2009, a liability of $24 million was recorded related to this guarantee. No liability was recorded as of March 31, 2010.

Residual Value Guarantees

At March 31, 2010, residual value guarantees of $415 million consist of amounts associated with certain power plant facilities. Payments under these guarantees would only be required if the fair value of such assets declined below their guaranteed value. As of March 31, 2010, no payments have been made under this guarantee, as Merrill Lynch believes that the estimated fair value of such assets was in excess of their guaranteed value.

Standby Letters of Credit and Other Guarantees

Merrill Lynch provides guarantees to certain counterparties in the form of standby letters of credit in the amount of $0.8 billion. Payment risk is evaluated based upon historical payment activity.

In connection with residential mortgage loan and other securitization transactions, Merrill Lynch typically makes representations and warranties about the underlying assets. If there is a material breach of such representations and warranties, Merrill Lynch may have an obligation to repurchase the assets or indemnify the purchaser against any loss. For residential mortgage loan and other securitizations, the maximum potential amount that could be required to be repurchased is the current outstanding asset balance. Specifically related to First Franklin activities, there is currently approximately $24 billion (including loans serviced by others) of outstanding loans that First Franklin sold in various asset sales and securitization transactions where there may be an obligation to repurchase the asset or indemnify the purchaser against the loss if claims are made and it is ultimately determined that there has been a material breach related to such loans. The risk of repurchase under the First Franklin representations and warranties is evaluated by management based on an analysis of the unpaid principal balance on the loans sold along with historical payment experience and general market conditions. The repurchase reserve liability arising from these First Franklin residential mortgage sales and securitization transactions was $249 million at March 31, 2010.

In October 2009, BAI was acquired by Merrill Lynch. As a result, Merrill Lynch became the guarantor of a contract with a third party to provide clearing services that include underwriting margin loans to BAI’s clients. This contract stipulates that Merrill Lynch will indemnify the third party for any losses that occur related to the margin loans made to BAI’s clients. The maximum potential future payment under this indemnification was $700 million and $657 million at March 31, 2010 and December 31, 2009, respectively. Historically, any payments made under this indemnification have not been material. As these margin loans are highly collateralized by the securities held by the brokerage clients, Merrill Lynch has assessed the probability of making such payments in the future as remote.

See Note 14 to the Consolidated Financial Statements contained in the 2009 Annual Report for additional information on guarantees.

Note 15. Employee Benefit Plans

Merrill Lynch provides pension and other postretirement benefits to its employees worldwide through defined contribution pension, defined benefit pension and other postretirement plans. These plans vary based on the country and local practices. Effective January 1, 2009, the Bank of America Corporation Corporate Benefits Committee became the plan administrator for all of Merrill Lynch’s employee benefit plans. Merrill Lynch continues as the plan sponsor and as such reserves the right to amend, modify or terminate any of its employee plans, programs, and practices for any reason at any time without prior notice to employees. Refer to Note 15 to the Consolidated Financial Statements contained in the 2009 Annual Report for a complete discussion of employee benefit plans.

Defined Benefit Pension Plans

In 1988, Merrill Lynch purchased a group annuity contract that guarantees the payment of benefits vested under the terminated U.S. pension plan. Merrill Lynch, under a supplemental agreement, may be responsible for, or benefit from actual experience and investment performance of the annuity assets. Under this agreement, Merrill Lynch contributed $120 million for the three months ended March 31, 2009, and made no contribution for the three months ended March 31, 2010. Additional contributions may be required in the future under this agreement.

Pension cost for the three months ended March 31, 2010 and March 31, 2009, for Merrill Lynch’s defined benefit pension plans, included the following components:

(dollars in millions)
	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	U.S. Plans	Non-U.S. Plans	Total	U.S. Plans	Non-U.S. Plans	Total

Service cost	$-	$7	$7	$-	$6	$6
Interest cost	25	20	45	25	17	42
Expected return on plan assets	(35)	(22)	(57)	(37)	(17)	(54)

Total defined benefit pension cost	$(10)	$5	$(5)	$(12)	$6	$(6)

For 2010, Merrill Lynch expects to contribute approximately $1 million and $77 million to its U.S. non-qualified pension plan and non-U.S. defined benefit pension plans, respectively.

Postretirement Benefits Other Than Pensions

Other postretirement benefit cost for the three months ended March 31, 2010 and March 31, 2009 were $7 million and $4 million, respectively. Approximately 96% of the postretirement benefit cost components for the period relate to the U.S. postretirement plan.

Note 16. Regulatory Requirements

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

Securities Regulation

As a registered broker-dealer and futures commission merchant, MLPF&S is subject to the uniform net capital requirements of the Securities Exchange Commission (“SEC”) Rule 15c3-1, and Commodity Futures Trading Commission (“CFTC”) Regulation 1.17. MLPF&S has elected to compute the minimum capital requirement in accordance with the “Alternative Net Capital Requirement” as permitted by SEC Rule 15c3-1. At March 31, 2010, MLPF&S’s regulatory net capital as defined by Rule 15c3-1 was $6.5 billion and exceeded the minimum requirement of $673 million by $5.9 billion.

In accordance with the Alternative Net Capital Requirement, MLPF&S is required to maintain tentative net capital in excess of $1 billion, net capital in excess of $500 million, and notify the SEC in the event its tentative net capital is less than $5 billion. As of March 31, 2010, MLPF&S had tentative net capital and net capital in excess of the minimum and notification requirements.

Merrill Lynch International (“MLI”), a U.K. regulated investment firm, is subject to capital requirements of the Financial Services Authority (“FSA”). Financial resources, as defined, must exceed the total financial resources requirement set by the FSA. At March 31, 2010, MLI’s financial resources were $18.4 billion, exceeding the minimum requirement by $1.2 billion.

Merrill Lynch Japan Securities Co., Ltd. (“MLJS”), a Japan-based regulated broker-dealer, is subject to capital requirements of the Japanese Financial Services Agency (“JFSA”). Net capital, as defined, must exceed 120% of the total risk equivalents requirement of the JFSA. At March 31, 2010, MLJS’s net capital was $1.5 billion, exceeding the minimum requirement by $0.9 billion.

Banking Regulation

Merrill Lynch International Bank Limited (“MLIB”), an Ireland-based regulated bank, is subject to the capital requirements of the Irish Financial Services Regulatory Authority (“IFSRA”). MLIB is required to meet minimum regulatory capital requirements under the European Union (“EU”) banking law as implemented in Ireland by the IFSRA. At March 31, 2010, MLIB’s financial resources were $14.9 billion, exceeding the minimum requirement by $3.3 billion.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Non-GAAP Financial Measures

We have included certain statements in this report which may be considered forward-looking, including those about management expectations and intentions, the impact of off-balance sheet exposures, significant contractual obligations and anticipated results of litigation and regulatory investigations and proceedings. These forward-looking statements represent only Merrill Lynch & Co., Inc.’s (“ML & Co.” and, together with its subsidiaries, “Merrill Lynch”, the “Company”, the “Corporation”, “we”, “our” or “us”) beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond our control, which affect our operations, performance, business strategy and results and could cause our actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by both current and potential competitors and counterparties, general economic conditions, market conditions, the effects of current, pending and future legislation, regulation and regulatory actions, the actions of rating agencies and the other risks and uncertainties detailed in this report. See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”). Accordingly, you should not place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. The reader should, however, consult further disclosures we may make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

From time to time, we may also disclose financial information on a non-GAAP basis where management uses this information and believes this information will be valuable to investors in gauging the quality of our financial performance, identifying trends in our results and providing more meaningful period-to-period comparisons.

Introduction

Merrill Lynch was formed in 1914 and became a publicly traded company on June 23, 1971. In 1973, we created the holding company, ML & Co., a Delaware corporation that, through its subsidiaries, is one of the world’s leading capital markets, advisory and wealth management companies. We are a leading global trader and underwriter of securities and derivatives across a broad range of asset classes, and we serve as a strategic advisor to corporations, governments, institutions and individuals worldwide. In addition, as of March 31, 2010, we owned approximately 34 percent of the economic interest of BlackRock, Inc. (“BlackRock”), one of the world’s largest publicly traded investment management companies with approximately $3.4 trillion in assets under management at March 31, 2010.

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

Pursuant to Accounting Standards Codification (“ASC”) 280, Segment Reporting (“Segment Reporting”), operating segments represent components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. Based upon how the chief operating decision maker of Merrill Lynch reviews our results, Merrill Lynch does not contain any identifiable operating segments. As a result, the financial information of Merrill Lynch is presented as a single segment.

As disclosed in Note 22 to the Consolidated Financial Statements contained in the 2009 Annual Report, Merrill Lynch adjusted previously reported 2009 quarterly amounts related to the valuation of certain long-term borrowings, primarily structured notes. Merrill Lynch also recorded revisions to certain purchase accounting adjustments made in connection with the acquisition of Merrill Lynch by Bank of America. In addition, Merrill Lynch’s previously reported results for the first quarter of 2009 were adjusted to include the results of Banc of America Investment Services, Inc. (“BAI”), which was contributed by Bank of America to Merrill Lynch in October 2009, as if the contribution had occurred on January 1, 2009 (see “Executive Overview — Transactions with Bank of America — Acquisition of BAI from Bank of America”). The aggregate impact of the adjustments related to certain long-term borrowings, purchase accounting adjustments and BAI on net earnings for the first quarter of 2009 was an increase of $90 million.

As a result of the acquisition of Merrill Lynch by Bank of America, certain information is not required in this Form 10-Q as permitted by general Instruction H of Form 10-Q. We have also abbreviated Management’s Discussion and Analysis of Financial Condition and Results of Operations as permitted by general Instruction H.

Executive Overview

Company Results

We reported net earnings for the quarter ended March 31, 2010 of $1.3 billion compared with net earnings of $3.8 billion for the quarter ended March 31, 2009. Revenues, net of interest expense (“net revenues”) for the first quarter of 2010 were $7.5 billion compared with $10.3 billion in 2009. Pre-tax earnings were $1.9 billion in the first quarter of 2010 as compared with $5.4 billion for the first quarter of 2009.

The decline in net revenues and net earnings for the quarter ended March 31, 2010 primarily reflected lower net gains in the first quarter of 2010 due to the impact of the widening of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities, primarily structured notes. Such net gains were $0.2 billion in the first quarter of 2010, a decline of $2.0 billion as compared with the $2.2 billion of net gains recorded in the prior year period. In addition, 2010’s results reflected the absence of revenues from Merrill Lynch Bank USA (“MLBUSA”) and Merrill Lynch Bank & Trust Co., FSB (“MLBT-FSB”), which were sold to Bank of America in the third and fourth quarters of 2009, respectively (see “Transactions with Bank of America — Sale of U.S. Banks to Bank of America”). The lower net earnings recorded during the first quarter of 2010 also reflected higher compensation and benefits and other non-interest expenses as compared with the prior year.

Our net earnings applicable to our common shareholder for the first quarter of 2010 were $1.2 billion as compared with $3.7 billion for the first quarter of 2009.

Transactions with Bank of America

Asset and Liability Transfers

Subsequent to the Bank of America acquisition, certain assets and liabilities were transferred at fair value between Merrill Lynch and Bank of America. These transfers were made in connection with the integration of certain trading activities with Bank of America and efforts to manage risk in a more effective and efficient manner at the consolidated Bank of America level. During the quarter ended March 31, 2010, such asset or liability transfers were not significant. During the quarter ended March 31, 2009, Merrill Lynch transferred approximately $47 billion each of assets and liabilities to Bank of America and Bank of America transferred approximately $16 billion of assets to Merrill Lynch. In the future, Merrill Lynch and Bank of America may continue to transfer certain assets and liabilities to (and from) each other.

In addition to these transfers, during the quarter ended March 31, 2010, Merrill Lynch sold approximately $11 billion of available-for-sale securities to Bank of America, which resulted in a gain of approximately $280 million.

During 2009, Merrill Lynch also sold two of its bank subsidiaries to Bank of America and acquired a broker-dealer subsidiary from Bank of America. These transactions are discussed further below.

Sale of U.S. Banks to Bank of America

During 2009, Merrill Lynch sold MLBUSA and MLBT-FSB to a subsidiary of Bank of America. In both transactions, Merrill Lynch sold the shares of each respective entity to Bank of America. The sale price of each entity was equal to its net book value as of the date of transfer. Consideration for the sale of MLBUSA was in the form of an $8.9 billion floating rate demand note payable from Bank of America to Merrill Lynch, while MLBT-FSB was sold for cash of approximately $4.4 billion. The demand note received by Merrill Lynch in connection with the MLBUSA sale had a stated interest rate that was a market rate at the time of sale.

The MLBUSA sale was completed on July 1, 2009, and the sale of MLBT-FSB was completed on November 2, 2009. After each sale was completed, MLBUSA and MLBT-FSB were merged into Bank of America, N.A., a subsidiary of Bank of America.

Acquisition of BAI from Bank of America

In October 2009, Bank of America contributed the shares of BAI, one of Bank of America’s wholly-owned broker-dealer subsidiaries, to ML & Co. Subsequent to the transfer, BAI was merged into Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned broker-dealer subsidiary of ML & Co. The net amount contributed by Bank of America to ML & Co. was equal to BAI’s net book value of approximately $263 million. In accordance with ASC 805-10, Business Combinations, Merrill Lynch’s results of operations for the year ended December 31, 2009 include the results of BAI as if the contribution from Bank of America had occurred on January 1, 2009. BAI’s impact on Merrill Lynch’s 2009 pre-tax earnings and net earnings was not material.

Results Of Operations

(dollars in millions)
			% Change between the
			Three Months Ended
	Three Months	Three Months	Mar. 31, 2010 and
	Ended	Ended	the Three Months
	March 31,	March 31,	Ended Mar. 31,
	2010	2009	2009

Revenues
Principal transactions	$3,218	$5,914	(46)%
Commissions	1,467	1,380	6
Managed account and other fee-based revenues	1,051	1,156	(9)
Investment banking	667	606	10
Earnings from equity method investments	281	40	N/M
Other(1)	1,068	271	N/M

Subtotal	7,752	9,367	(17)
Interest and dividend revenues	1,815	4,383	(59)
Less interest expense	2,040	3,455	(41)

Net interest (expense)/profit	(225)	928	N/M

Revenues, net of interest expense	7,527	10,295	(27)

Non-interest expenses:
Compensation and benefits	3,844	3,278	17
Communications and technology	462	399	16
Occupancy and related depreciation	305	271	13
Brokerage, clearing, and exchange fees	280	272	3
Advertising and market development	85	106	(20)
Professional fees	144	102	41
Office supplies and postage	43	42	2
Other	431	451	(4)

Total non-interest expenses	5,594	4,921	14

Pre-tax earnings	1,933	5,374	(64)
Income tax expense	664	1,624	(59)

Net earnings	$1,269	$3,750	(66)

Preferred stock dividends	38	15	N/M

Net earnings applicable to common stockholder	$1,231	$3,735	(67)

(1)	2010 amounts include other income and other-than-temporary impairment losses on available-for-sale debt securities. The other-than-temporary impairment losses were $86 million for the quarter ended March 31, 2010.
N/M = Not meaningful.

Quarterly Consolidated Results of Operations

Our net earnings for the quarter ended March 31, 2010 were $1.3 billion compared with net earnings of $3.8 billion for the quarter ended March 31, 2009. Net revenues for the first quarter of 2010 were $7.5 billion compared with $10.3 billion for the prior year period.

Principal transactions revenues include both realized and unrealized gains and losses on trading assets and trading liabilities and investment securities classified as trading. Principal transactions revenues were $3.2 billion for the quarter ended March 31, 2010 compared with $5.9 billion for the quarter ended March 31, 2009. The decrease in principal transactions revenues primarily reflected lower net gains associated with the widening of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities, primarily structured notes. Such net gains were $0.2 billion in the first quarter of 2010 as compared with $2.2 billion in the prior year period. In addition, lower net gains of approximately $0.9 billion were recorded in the first quarter of 2010 from the impact of the widening of Merrill Lynch’s credit spreads on the value of certain derivative liabilities. Revenues from our rates and currencies business declined from the strong level of revenues that were recorded in the prior year. Revenues from rates and currencies for the first quarter of 2009 benefited from volatility in the interest rate markets, which led to wider spreads; a flight to safety to U.S. Treasuries and Agencies; and good customer flow. Revenues from commodity products declined, driven by lower revenues from natural gas and energy products as a result of decreased price volatility. Equity trading revenues also declined, reflecting lower revenues from equity financing and services and from cash equity products. These decreases were partially offset by higher net revenues generated from our mortgage product business, as the results from the prior period reflected net write-downs on certain mortgage exposures, including credit valuation adjustments related to financial guarantors.

Net interest profit/(expense) is a function of (i) the level and mix of total assets and liabilities, including trading assets owned, deposits, financing and lending transactions, and trading strategies associated with our businesses, and (ii) the prevailing level, term structure and volatility of interest rates. Net interest profit/(expense) is an integral component of trading activity. In assessing the profitability of our client facilitation and trading activities, we view principal transactions and net interest profit/(expense) in the aggregate as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause the mix of principal transactions and net interest profit/(expense) to fluctuate from period to period. Net interest expense was $225 million for the quarter ended March 31, 2010 as compared with net interest profit of $928 million for the quarter ended March 31, 2009. The decline in net interest revenues in 2010 included the impact from the absence of net interest revenues from MLBUSA and MLBT-FSB, which were sold to Bank of America during 2009.

Commissions revenues primarily arise from agency transactions in listed and OTC equity securities and commodities and options. Commissions revenues also include distribution fees for promoting and distributing mutual funds. Commissions revenues were $1.5 billion for the quarter ended March 31, 2010, an increase of 6% from the prior year period. The majority of the increase was attributable to our global wealth management activities, primarily reflecting increased mutual fund revenues.

Managed account and other fee-based revenues primarily consist of asset-priced portfolio service fees earned from the administration of separately managed and other investment accounts for retail investors, annual account fees, and certain other account-related fees. Managed account and other fee-based revenues were $1.1 billion for the quarter ended March 31, 2010, a decrease of 9% from the prior year period. The decline was primarily due to lower servicing and other fees associated with MLBUSA and MLBT-FSB, which were sold to Bank of America during 2009. These declines were partially offset by higher fee-based revenues from our global wealth management activities, reflecting higher levels of fee-based assets as compared with the prior year.

Investment banking revenues include (i) origination revenues representing fees earned from the underwriting of debt, equity and equity-linked securities, as well as loan syndication and commitment fees and (ii) advisory services revenues including merger and acquisition and other investment banking advisory fees. Investment banking revenues were $667 million for the quarter ended March 31, 2010, an increase of 10% from the prior year period. Underwriting revenues increased 62% to $544 million, as improved market conditions contributed to higher revenues from both equity and fixed income underwriting transactions. Revenues from advisory services declined 54% to $123 million, reflecting a decline in merger and acquisition activity.

Earnings from equity method investments include our pro rata share of income and losses associated with investments accounted for under the equity method of accounting. Earnings from equity method investments were $281 million for the quarter ended March 31, 2010 compared with $40 million for the quarter ended March 31, 2009. The increase primarily reflected higher revenues from certain investments, including BlackRock, as well as higher revenues from investments in partnerships and alternative investment management companies. Refer to Note 8 to the Consolidated Financial Statements included in the 2009 Annual Report for further information on equity method investments.

Other revenues include gains and losses on investment securities, including certain available-for-sale securities, gains and losses on private equity investments, and gains and losses on loans and other miscellaneous items. Other revenues were $1.1 billion for the quarter ended March 31, 2010 compared with $271 million in the prior year period. The increase in other revenues was primarily associated with net increases in the fair value of certain private equity investments. The results for 2010 also included gains of $340 million from the sale of certain available-for-sale securities, which included gains of $280 million associated with sales to Bank of America.

Compensation and benefits expenses were $3.8 billion for the quarter ended March 31, 2010, an increase of 17% from the prior year period. The increase reflected higher incentive-based compensation accruals, as well as a higher level of expense associated with stock-based compensation awards granted to retirement-eligible employees as compared with the prior year. These increases were partially offset by lower compensation costs as a result of reduced headcount levels, including the impact of the sales of MLBUSA and MLBT-FSB to Bank of America during 2009.

On April 8, 2010, the U.K. enacted into law a one-time employer payroll tax of 50% on bonuses awarded to employees of applicable banking entities between December 9, 2009 and April 5, 2010. The scope of the employees affected by the payroll tax is still subject to some uncertainty and the U.K. tax authorities intend to issue further interpretational guidance. The impact of this tax on our 2010 payroll tax expense is estimated to be approximately $366 million and will be included in our compensation and benefits expense for the quarter ending June 30, 2010.

Non-compensation expenses were $1.8 billion for the quarter ended March 31, 2010 and $1.6 billion in the prior year period. Communications and technology expenses were $462 million, an increase of 16%, primarily reflecting higher market data and systems costs. Advertising and market development costs were $85 million, down 20% primarily due to lower promotion and marketing expenses. Professional fees were $144 million, which increased 41% primarily due to higher legal and employee recruitment fees.

Income tax expense was $664 million for the quarter ended March 31, 2010 compared with $1.6 billion for the comparable period of 2009. The effective income tax rate was 34.4% for the first quarter of 2010 as compared with 30.2% for the first quarter of 2009. The increase in the effective tax rate was due primarily to the expiration of deferral provisions applicable to active finance income and permanent tax preferences (e.g., tax-exempt income) offsetting a lower percentage of pre-tax income.

Long-standing deferral provisions applicable to active finance income earned by certain non-U.S. subsidiaries expired for taxable years beginning on or after January 1, 2010. The impact of the expiration of these provisions, which is dependent upon the amount, composition and geographic mix of our 2010 earnings, resulted in additional income tax expense of $56 million during the first quarter of 2010. If these deferral provisions are re-enacted retroactively to January 1, 2010, this tax and any additional amounts recorded to date would be reversed. For more information on these provisions, refer to the 2009 Annual Report.

Off-Balance Sheet Exposures

As a part of our normal operations, we enter into various off-balance sheet arrangements that may require future payments. The table and discussion below outline our significant off-balance sheet arrangements, as well as their future expirations, as of March 31, 2010. Refer to Note 14 to the Condensed Consolidated Financial Statements for further information.

	Expiration
		Less than	1-3	3-5	Over 5
(dollars in millions)	Total	1 Year	Years	Years	Years

Standby liquidity facilities	$1,198	$550	$-	$619	$29
Residual value guarantees	415	-	95	320	-
Standby letters of credit and other guarantees	25,951	792	193	54	24,912

Standby Liquidity Facilities

We provide standby liquidity facilities primarily to certain unconsolidated municipal bond securitization VIEs. In these arrangements, we are required to fund these standby liquidity facilities if the fair value of the assets held by the VIE declines below par value and certain other contingent events take place. Any payments under the facilities are offset by economic hedges entered into by Merrill Lynch. Refer to Note 9 to the Condensed Consolidated Financial Statements for further information.

Auction Rate Security (“ARS”) Guarantees

Under the terms of its announced purchase program as augmented by the global agreement reached with the New York Attorney General, the Securities and Exchange Commission, the Massachusetts Securities Division and other state securities regulators, we agreed to purchase ARS at par from our retail clients, including individual, not-for-profit, and small business clients, beginning in 2008. The final date of the ARS purchase program was January 15, 2010. At December 31, 2009, a liability of $24 million was recorded related to this guarantee. No liability was recorded as of March 31, 2010.

Residual Value Guarantees

At March 31, 2010, residual value guarantees of $415 million consisted of amounts associated with certain power plant facilities.

Standby Letters of Credit and Other Guarantees

At March 31, 2010, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $0.8 billion.

In connection with residential mortgage loan and other securitization transactions, we typically make representations and warranties about the underlying assets. If there is a material breach of such representations and warranties, we may have an obligation to repurchase the assets or indemnify the purchaser against any loss. For residential mortgage loan and other securitizations, the maximum potential amount that could be required to be repurchased is the current outstanding asset balance. Specifically related to First Franklin activities, there is currently approximately $24 billion (including loans serviced by others) of outstanding loans that First Franklin sold in various asset sales and securitization transactions where there may be an obligation to repurchase the asset or indemnify the purchaser against the loss if claims are made and it is ultimately determined that there has been a material breach related to such loans. The repurchase reserve liability arising from these First Franklin residential mortgage sales and securitization transactions was $249 million at March 31, 2010.

Derivatives

We record all derivative transactions at fair value on our Condensed Consolidated Balance Sheets. We do not monitor our exposure to derivatives based on the notional amount because that amount is not a relevant indicator of our exposure to these contracts, as it is generally not indicative of the amount that we would owe on the contract. Instead, a risk framework is used to define risk tolerances and establish limits to help to ensure that certain risk-related losses occur within acceptable, predefined limits. Since derivatives are recorded on the Condensed Consolidated Balance Sheets at fair value and the disclosure of the notional amounts is not a relevant indicator of risk, notional amounts are not provided for the off-balance sheet exposure on derivatives. Derivatives that meet the accounting definition of a guarantee and credit derivatives are included in Note 6 to the Condensed Consolidated Financial Statements.

Involvement with VIEs

We transact with VIEs in a variety of capacities, including those that we help establish as well as those initially established by third parties. We utilize VIEs in the ordinary course of business to support our own and our customers’ financing and investing needs. Merrill Lynch securitizes loans and debt securities using VIEs as a source of funding and a means of transferring the economic risk of the loans or debt securities to third parties. We also administer, structure or invest in or enter into derivatives with other VIEs, including multi-seller conduits, municipal bond trusts, CDOs and other entities, as described in more detail below. Our involvement with VIEs can vary and we are required to continuously reassess prior consolidation and disclosure conclusions. Refer to Note 1 to the Condensed Consolidated Financial Statements for a discussion of our consolidation accounting policy and for information regarding new VIE accounting rules that became effective on January 1, 2010. Types of VIEs with which we have historically transacted include:

•	Municipal bond securitization VIEs: VIEs that issue medium-term paper, purchase municipal bonds as collateral and purchase a guarantee to enhance the creditworthiness of the collateral.

•	Asset-backed securities VIEs: VIEs that issue different classes of debt, from super senior to subordinated, and equity and purchase assets as collateral, including residential mortgages, commercial mortgages, auto leases and credit card receivables.

•	CDOs: VIEs that issue different classes of debt, from super senior to subordinated, and equity and purchase securities, including asset-backed securities collateralized by residential mortgages, commercial mortgages, auto leases and credit card receivables as well as corporate bonds.

•	Synthetic CDOs: VIEs that issue different classes of debt, from super senior to subordinated, and equity, purchase high-grade assets as collateral and enter into a portfolio of credit default swaps to synthetically create the credit risk of the issued debt.

•	Credit-linked note VIEs: VIEs that issue notes linked to the credit risk of a company, purchase high-grade assets as collateral and enter into credit default swaps to synthetically create the credit risk to pay the return on the notes.

•	Trust preferred security VIEs: These VIEs hold junior subordinated debt issued by ML & Co. or our subsidiaries, and issue preferred stock on substantially the same terms as the junior subordinated debt to third party investors. We also provide a parent guarantee, on a junior subordinated basis, of the distributions and other payments on the preferred stock to the extent that the VIEs have funds legally available. The debt we issue into the VIE is classified as long-term borrowings on our Condensed Consolidated Balance Sheets. The ML & Co. parent guarantees of its own subsidiaries are not required to be recorded in the Condensed Consolidated Financial Statements.

•	Conduits: Generally, entities that issue commercial paper and subordinated capital, purchase assets, and enter into total return swaps or repurchase agreements with higher-rated counterparties, particularly banks. Conduits generally have a liquidity and/or credit facility to further enhance the credit quality of the commercial paper issuance. A single seller conduit will execute total return swaps, repurchase agreements, and liquidity and credit facilities with one financial institution. A multi-seller Conduit will execute total return swaps, repurchase agreements, and liquidity and credit facilities with numerous financial institutions.

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

Credit Ratings

Our credit ratings affect the cost and availability of our unsecured funding, and it is our objective to maintain high quality credit ratings. In addition, credit ratings are important when we compete in certain markets and when we seek to engage in certain transactions, including OTC derivatives. Following the acquisition by Bank of America, the major credit rating agencies have indicated that the primary drivers of Merrill Lynch’s credit ratings are Bank of America’s credit ratings. Bank of America’s credit ratings and outlooks are opinions subject to ongoing review by the rating agencies and may change from time to time. The rating agencies regularly evaluate Bank of America and its securities, and their ratings of its long-term and short-term debt and other securities, including asset securitizations. These evaluations are based on a number of factors, including its financial strength as well as factors not entirely within its control, including conditions affecting the financial services industry generally. In light of the difficulties in the financial services industry and the financial markets, there can be no assurance that Bank of America will maintain its current ratings. During 2009, the rating agencies took numerous actions to adjust our credit ratings and outlooks, many of which were negative. The rating agencies have indicated that our credit ratings currently reflect their expectation that, if necessary, we would receive significant support from the U.S. government. In February 2010, Standard & Poor’s affirmed our current credit ratings but revised the outlook to negative from stable, based on their belief that it is less certain whether the U.S. government would be willing to provide extraordinary support. In addition to Bank of America’s credit ratings, other factors that influence our credit ratings include rating agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, our reputation, our liquidity position, the level and volatility of our earnings, our corporate governance and risk management policies, our capital position, and future regulatory and legislative initiatives. Management maintains an active dialogue with the rating agencies.

Bank of America has not assumed or guaranteed the long-term debt that was issued or guaranteed by ML & Co. or its subsidiaries prior to the acquisition of Merrill Lynch by Bank of America. Beginning late in the third quarter of 2009, in connection with the update or renewal of certain Merrill Lynch international securities offering programs, Bank of America agreed to guarantee debt securities, warrants and/or certificates issued by certain subsidiaries of ML & Co. on a going forward basis. All existing ML & Co. guarantees of securities issued by those same Merrill Lynch subsidiaries under various international securities offering programs will remain in full force and effect as long as those securities are outstanding, and Bank of America has not assumed any of those prior ML & Co. guarantees or otherwise guaranteed such securities. There were approximately $2.1 billion of securities guaranteed by Bank of America at March 31, 2010. In addition, Bank of America has guaranteed the performance of Merrill Lynch on certain derivative transactions. The aggregate amount of such derivative liabilities was approximately $2.9 billion at March 31, 2010.

The following table sets forth ML & Co.’s unsecured credit ratings as of May 5, 2010:

	Senior	Subordinated	Trust
	Debt	Debt	Preferred	Commercial	Long-Term Debt
Rating Agency	Ratings	Ratings	Ratings	Paper Ratings	Ratings Outlook

Dominion Bond Rating Service Ltd.	A	A (low)	A (low)	R-1(middle)	Stable
Fitch Ratings	A+	A	BB	F1+	Stable
Moody’s Investors Service, Inc.	A2	A3	Baa3	P-1	Stable
Rating & Investment Information, Inc. (Japan)	A+	A	Not rated	a-1	Negative
Standard & Poor’s Ratings Services	A	A-	BB	A-1	Negative

In connection with certain OTC derivatives transactions and other trading agreements, we could be required to provide additional collateral to or terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of ML & Co. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or an amount related to the market value of the exposure. At March 31, 2010, the amount of additional collateral and termination payments that would be required for such derivatives transactions and trading agreements was approximately $1.3 billion in the event of a downgrade to low single-A by all credit agencies. A further downgrade of ML & Co.’s long-term senior debt credit rating to the BBB+ or equivalent level would require approximately $0.7 billion of additional collateral. Our liquidity risk analysis considers the impact of additional collateral outflows due to changes in ML & Co. credit ratings, as well as for collateral that is owed by us and is available for payment, but has not been called for by our counterparties.

Liquidity Risk

Following the completion of Bank of America’s acquisition of Merrill Lynch, ML & Co. became a subsidiary of Bank of America and established intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these intercompany agreements is a $75 billion one year, revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America for operating requirements at a spread to LIBOR that is reset periodically and is consistent with other intercompany agreements. This credit line was renewed effective January 1, 2010 with a maturity date of January 1, 2011. The credit line will automatically be extended by one year to the succeeding January 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. The agreement does not contain any financial or other covenants. There were no outstanding borrowings against the line of credit at March 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required pursuant to Instruction H(2).

Item 4.	Controls and Procedures

Merrill Lynch’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Merrill Lynch’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

In addition, no change in Merrill Lynch’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, Merrill Lynch’s internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings

Legal and Regulatory Matters

The following information supplements the disclosure in Note 14 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Auction Rate Litigation

On March 31, 2010, the U.S. District Court for the Southern District of New York (“SDNY District Court”) dismissed the second amended consolidated complaint with prejudice in Burton v. Merrill Lynch & Co., Inc., et al. On April 22, 2010, plaintiff Colin Wilson filed a notice of appeal from the order of the SDNY District Court dismissing the second amended consolidated complaint.

Bank of America Merger Matters

On April 9, 2010, the U.S. District Court for the Southern District of New York consolidated two purported class actions, Iron Workers of Western Pennsylvania Pension Plan v. Bank of America Corp., et al. and Dornfest v. Bank of America Corp., et al with the consolidated securities actions in the In re Bank of America Securities, Derivative, and Employment Retirement Income Security Act (ERISA) Litigation, and ruled that the plaintiffs in the two purported class actions may pursue those actions as individual actions, but not as class actions.

Illinois Funeral Directors Association Matters

In the Fred C. Dames Funeral Homes, Inc., et al., v. Daniel W. Hynes, the Illinois Office of the Comptroller, et al., matter, the Plaintiffs filed additional counts on April 7, 2010, against the Illinois Comptroller, the Illinois Department of Financial and Professional Regulation Division of Insurance, Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), Merrill Lynch Life Agency, Inc., Merrill Lynch Bank & Trust Co., FSB (“MLBTC”) seeking declaratory relief with respect to payments made pursuant to the amended Consent Order, and seeking an accounting from MLBTC.

In the Clancy-Gernon Funeral Home, Inc., et al. v. MLPF&S, et al., the Court granted MLPF&S’s motion to consolidate and stay on April 14, 2010, and ordered the Clancy-Gernon action consolidated with the Tipsword action and extended the stay entered in Tipsword to the consolidated proceeding.

In re Initial Public Offering Securities Litigation

On March 2, 2010, the objectors withdrew their discretionary appeal to certification of the settlement class and filed an appeal of the order by the SDNY District Court approving the settlement.

Lehman Brothers Holdings, Inc. Litigation

Defendants’ motion to dismiss the consolidated amended complaint was denied without prejudice on March 17, 2010, when plaintiffs advised the SDNY District Court that they would seek to file a third amended complaint.

Lyondell Litigation

On March 11, 2010, the U.S. Bankruptcy Court for the Southern District of New York approved the settlement in principle. Merrill Lynch’s portion of the settlement was not material to Merrill Lynch’s Condensed Consolidated Financial Statements. The settlement became effective on April 30, 2010.

MBIA Insurance Corporation CDO Litigation

On April 9, 2010, the New York Superior Court, New York County, issued an order granting the motion to dismiss as to the fraud, negligent misrepresentation, and rescission claims, and denying the motion to dismiss solely as to the breach of contract claim.

Subprime Mortgage-Related Litigation

Connecticut Carpenters Pension Fund, et al.  v. Merrill Lynch & Co., Inc., et al.; Iron Workers Local No. 25 Pension Fund v. Credit-Based Asset Servicing and Securitization LLC, et al.; Public Employees’ Ret. System of Mississippi v. Merrill Lynch & Co. Inc. et al.; Wyoming State Treasurer v. Merrill Lynch & Co. Inc.

On March 31, 2010, the SDNY District Court issued an order granting in part and denying in part the motion to dismiss the consolidated amended complaint.

Federal Home Loan Bank of San Francisco Litigation

On March 15, 2010, the Federal Home Loan Bank of San Francisco (FHLB San Francisco) filed a complaint entitled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc., et al. in the Superior Court of the State of California, County of San Francisco against MLPF&S and other defendants. The complaint alleges violations of the California Corporate Securities Act, the Securities Act of 1933, the California Civil Code, and common law in connection with various offerings of mortgage-backed securities, and asserts, among other things, misstatements and omissions concerning the credit quality of the mortgage loans underlying the securities and the loan origination practices associated with those loans. The complaint seeks unspecified damages and rescission, among other relief.

Tribune PHONES Litigation

On March 5, 2010, an adversary proceeding, entitled Wilmington Trust Company v. JP Morgan Chase Bank, N.A., et al., was filed in the U.S. Bankruptcy Court for the District of Delaware. This adversary proceeding, in which MLPF&S and MLCC, among others, were named as defendants, relates to the pending Chapter 11 cases in In re Tribune Company, et al. The Plaintiff in the adversary proceeding, Wilmington Trust Company (“Wilmington Trust”), is the indenture trustee for approximately $1.2 billion of Exchangeable Subordinated Debentures (known as “PHONES”) issued by Tribune Company (“Tribune”). In its complaint, Wilmington Trust challenges certain financing transactions entered into among the defendants and Tribune and certain of its operating subsidiaries under certain credit agreements dated May 17, 2007 and December 20, 2007 (together, the “Credit Agreements”). The complaint alleges that the defendants were only willing to enter into the Credit Agreements if they could subordinate the PHONES to Tribune’s indebtedness under the Credit Agreements. Wilmington Trust seeks to equitably subordinate the defendants’ claims under the Credit Agreements to the PHONES; to transfer any liens securing defendants’ claims under the Credit Agreements to Tribune’s bankruptcy estate; and to disallow all claims of the defendants against the Tribune debtors until the PHONES are paid in full.

The complaint also asserts a claim for breach of fiduciary duty against Citibank, N.A. (“Citibank”), as former indenture trustee for the PHONES, in an unspecified amount. For allegedly aiding and abetting Citibank’s alleged breach of fiduciary duty, Wilmington Trust seeks damages in an unspecified amount from each of the defendants, equitable subordination of the defendants’ bankruptcy claims and the imposition of a constructive trust over the defendants’ legal interests in Tribune and its subsidiaries.

The Tribune debtors filed a motion on March 18, 2010 which the Bankruptcy Court heard on April 13, 2010, seeking a determination that Wilmington Trust has violated the automatic stay by filing the complaint and to halt all further proceedings regarding the complaint.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in Part I, Item 1A of Merrill Lynch’s Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Merrill Lynch. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
Thomas W. Perry
Chief Accounting Officer and Controller

Date:  May 7, 2010

EXHIBIT INDEX

Exhibit		Description

12	*	Statement re: computation of ratios.
31.1	*	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	*	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith