Form 10-Q
period 2010-06-30
MERRILL LYNCH & CO., INC.
filed 2010-08-06
CIK 65100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

       YES      X     NO

As of the close of business on August 6, 2010, there were 1,000 shares of Common Stock outstanding with a par value of $1.33 1/3 per share, all of which were held by Bank of America Corporation.

The registrant is a wholly owned subsidiary of Bank of America Corporation and meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format as permitted by Instruction H(2).

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I — Financial Information

Item 1.	Financial Statements (Unaudited)

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings/(Loss) (Unaudited)

	Three Months Ended	Three Months Ended
(dollars in millions)	June 30, 2010	June 30, 2009

Revenues
Principal transactions	$2,100	$(1,828)
Commissions	1,460	1,626
Managed accounts and other fee-based revenues	1,161	1,064
Investment banking	716	862
Earnings from equity method investments	96	54
Other	1,272	1,091
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	(39)	(294)
Less: Portion of other-than-temporary impairment losses recognized in other comprehensive income	2	-

Subtotal	6,768	2,575
Interest and dividend revenues	1,002	2,443
Less interest expense	2,053	2,969

Net interest expense	(1,051)	(526)

Revenues, net of interest expense	5,717	2,049

Non-interest expenses
Compensation and benefits	3,476	3,411
Communications and technology	460	498
Occupancy and related depreciation	318	314
Brokerage, clearing, and exchange fees	262	260
Advertising and market development	94	55
Professional fees	177	153
Office supplies and postage	34	38
Other	671	506

Total non-interest expenses	5,492	5,235

Pre-tax earnings/(loss)	225	(3,186)
Income tax benefit	(135)	(1,145)

Net earnings/(loss)	$360	$(2,041)

Preferred stock dividends	38	38

Net earnings/(loss) applicable to common stockholder	$322	$(2,079)

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)

	Six Months Ended	Six Months Ended
(dollars in millions)	June 30, 2010	June 30, 2009

Revenues
Principal transactions	$5,318	$4,086
Commissions	2,927	3,006
Managed accounts and other fee-based revenues	2,212	2,220
Investment banking	1,383	1,468
Earnings from equity method investments	377	94
Other	2,426	1,362
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	(125)	(294)
Less: Portion of other-than-temporary impairment losses recognized in other comprehensive income	2	-

Subtotal	14,520	11,942
Interest and dividend revenues	2,817	6,826
Less interest expense	4,093	6,424

Net interest (expense)/profit	(1,276)	402

Revenues, net of interest expense	13,244	12,344

Non-interest expenses
Compensation and benefits	7,320	6,689
Communications and technology	922	897
Occupancy and related depreciation	623	585
Brokerage, clearing, and exchange fees	542	532
Advertising and market development	179	161
Professional fees	321	255
Office supplies and postage	77	80
Other	1,102	957

Total non-interest expenses	11,086	10,156

Pre-tax earnings	2,158	2,188
Income tax expense	529	479

Net earnings	$1,629	$1,709

Preferred stock dividends	76	53

Net earnings applicable to common stockholder	$1,553	$1,656

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except per share amounts)	June 30, 2010	December 31, 2009

ASSETS

Cash and cash equivalents	$15,778	$15,005

Cash and securities segregated for regulatory purposes or deposited with clearing organizations	11,542	20,430

Securities financing transactions
Receivables under resale agreements (includes $45,030 in 2010 and $41,740 in 2009 measured at fair value in accordance with the fair value option election)	88,993	69,738
Receivables under securities borrowed transactions (includes $1,349 in 2010 and $2,888 in 2009 measured at fair value in accordance with the fair value option election)	51,455	45,422

	140,448	115,160

Trading assets, at fair value (includes securities pledged as collateral that can be sold or repledged of $32,688 in 2010 and $25,901 in 2009):
Derivative contracts	46,731	49,582
Equities and convertible debentures	30,569	34,501
Non-U.S. governments and agencies	30,117	21,256
Corporate debt and preferred stock	16,721	16,779
Mortgages, mortgage-backed, and asset-backed	7,516	7,971
U.S. Government and agencies	3,264	1,458
Municipals, money markets, physical commodities and other	12,535	8,778

	147,453	140,325

Investment securities (includes $281 in 2010 and $253 in 2009 measured at fair value in accordance with the fair value option election)	24,195	32,840

Securities received as collateral, at fair value	20,952	16,346

Receivables from Bank of America	34,364	20,619

Other receivables
Customers (net of allowance for doubtful accounts of $9 in 2010 and $10 in 2009)	21,840	31,818
Brokers and dealers	5,356	5,998
Interest and other	9,651	14,251

	36,847	52,067

Loans, notes, and mortgages (net of allowances for loan losses of $54 in 2010 and $33 in 2009) (includes $3,438 in 2010 and $4,649 in 2009 measured at fair value in accordance with the fair value option election)	32,576	37,663

Equipment and facilities (net of accumulated depreciation and amortization of $1,040 in 2010 and $726 in 2009)	1,847	2,324

Goodwill and other intangible assets	8,791	8,883

Other assets	17,638	17,533

Total Assets	$492,431	$479,195

Assets of Consolidated VIEs Included in Total Assets Above (pledged as collateral)

Trading assets, excluding derivative contracts	$9,282
Derivative contracts	153
Investment securities	1,742
Loans, notes, and mortgages (net)	2,056
Other assets	2,685

Total Assets of Consolidated VIEs	$15,918

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except per share amounts)	June 30, 2010	December 31, 2009

LIABILITIES

Securities financing transactions
Payables under repurchase agreements (includes $42,614 in 2010 and $37,325 in 2009 measured at fair value in accordance with the fair value option election)	$83,134	$66,260
Payables under securities loaned transactions	13,474	24,915

	96,608	91,175

Short-term borrowings (includes $6,752 in 2010 and $813 in 2009 measured at fair value in accordance with the fair value option election)	6,801	853

Deposits	12,961	15,187

Trading liabilities, at fair value
Derivative contracts	37,879	35,120
Equities and convertible debentures	19,336	13,654
Non-U.S. governments and agencies	21,758	12,844
Corporate debt and preferred stock	3,261	1,903
U.S. Government and agencies	2,220	1,296
Municipals, money markets and other	532	643

	84,986	65,460

Obligation to return securities received as collateral, at fair value	20,952	16,346
Payables to Bank of America	25,584	23,550

Other payables
Customers	34,303	39,307
Brokers and dealers	11,915	14,148
Interest and other (includes $184 in 2010 and $240 in 2009 measured at fair value in accordance with the fair value option election)	19,279	17,080

	65,497	70,535

Long-term borrowings (includes $39,588 in 2010 and $47,040 in 2009 measured at fair value in accordance with the fair value option election)	131,734	151,399
Junior subordinated notes (related to trust preferred securities)	3,563	3,552

Total Liabilities	448,686	438,057

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred Stockholders’ Equity; authorized 25,000,000 shares; (liquidation preference of $100,000 per share; issued: 17,000 shares)	1,541	1,541
Common Stockholder’s Equity
Common stock (par value $1.33 1/3 per share; authorized: 3,000,000,000 shares; issued: 1,000 shares)	-	-
Paid-in capital	36,489	35,126
Accumulated other comprehensive (loss) (net of tax)	(276)	(112)
Retained earnings	5,991	4,583

Total Common Stockholder’s Equity	42,204	39,597

Total Stockholders’ Equity	43,745	41,138

Total Liabilities and Stockholders’ Equity	$492,431	$479,195

Liabilities of Consolidated VIEs Included in Total Liabilities Above
Short-term borrowings	$4,621
Derivative contracts	10
Other liabilities	966
Long-term borrowings	6,751

Total Liabilities of Consolidated VIEs	$12,348

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
(dollars in millions)	June 30, 2010	June 30, 2009

Cash flows from operating activities:
Net earnings	$1,629	$1,709
Adjustments to reconcile net earnings to cash (used for) provided by operating activities
Depreciation and amortization	468	608
Share-based compensation expense	830	455
Deferred taxes	507	319
Earnings from equity method investments	(214)	(94)
Other	884	(585)
Changes in operating assets and liabilities:
Trading assets	(3,324)	26,327
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	3,363	3,728
Receivables from Bank of America	(13,745)	(3,015)
Receivables under resale agreements	(19,255)	32,397
Receivables under securities borrowed transactions	(6,033)	(6,757)
Customer receivables	9,980	7,415
Brokers and dealers receivables	645	7,577
Proceeds from loans, notes, and mortgages held for sale	3,571	5,696
Other changes in loans, notes, and mortgages held for sale	(1,323)	(4,502)
Trading liabilities	19,840	(23,331)
Payables under repurchase agreements	16,874	(23,406)
Payables under securities loaned transactions	(11,441)	(4,361)
Payables to Bank of America	2,034	31,756
Customer payables	(5,004)	(5,112)
Brokers and dealers payables	(2,233)	(3,106)
Other, net	50	4,719

Cash (used for) provided by operating activities	(1,897)	48,437

Cash flows from investing activities:
Proceeds from (payments for):
Maturities of available-for-sale securities	854	4,311
Sales of available-for-sale securities	14,827	5,844
Purchases of available-for-sale securities	(508)	(555)
Equipment and facilities, net	(161)	(118)
Loans, notes, and mortgages held for investment	1,394	3,271
Other investments	1,406	909

Cash provided by investing activities	17,812	13,662

Cash flows from financing activities:
Proceeds from (payments for):
Commercial paper and short-term borrowings	935	(35,961)
Issuance and resale of long-term borrowings	4,548	6,132
Settlement and repurchases of long-term borrowings	(18,323)	(34,539)
Capital contributions from Bank of America	-	6,850
Deposits	(2,226)	3,620
Dividends	(76)	(53)

Cash used for financing activities	(15,142)	(53,951)

Increase in cash and cash equivalents	773	8,148
Cash and cash equivalents, beginning of period	15,005	52,603

Cash and cash equivalents, end of period	$15,778	$60,751

Supplemental Disclosure of Cash Flow Information:
Income taxes paid (net of refunds)	$6	$126
Interest paid	3,353	7,342
Non-cash investing and financing activities:

For the six months ended June 30, 2010, Merrill Lynch received a non-cash capital contribution of approximately $1 billion from Bank of America associated with certain employee stock awards. In addition, as of January 1, 2010, Merrill Lynch assumed assets and liabilities in connection with the consolidation of certain VIEs. See Note 9.

In connection with the acquisition of Merrill Lynch by Bank of America, Merrill Lynch recorded purchase accounting adjustments in the six months ended June 30, 2009, which were recorded as non-cash capital contributions.

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
(dollars in millions)	June 30, 2010	June 30, 2010	June 30, 2009	June 30, 2009

Net earnings/(loss)	$360	$1,629	$(2,041)	$1,709
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	1	(58)	(348)	(119)
Net unrealized gain/(loss) on investment securities available-for-sale	41	(117)	428	534
Net deferred gain/(loss) on cash flow hedges	(9)	8	(33)	6
Defined benefit pension and postretirement plans	2	3	(2)	-

Total other comprehensive income/(loss), net of tax	35	(164)	45	421

Comprehensive income/(loss)	$395	$1,465	$(1,996)	$2,130

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2010

Note 1.  Summary of Significant Accounting Policies

Description of Business

Merrill Lynch & Co.  Inc. (“ML & Co.”) and together with its subsidiaries (“Merrill Lynch”), provide trading, investment, financing and related services to individuals and institutions on a global basis through its broker, dealer, banking and other financial services subsidiaries.

Bank of America Acquisition

On January 1, 2009, Merrill Lynch was acquired by Bank of America Corporation (“Bank of America” or “BAC”) through the merger of a wholly-owned subsidiary of Bank of America with and into ML & Co., with ML & Co. continuing as the surviving corporation and a wholly-owned subsidiary of Bank of America. Upon completion of the acquisition, each outstanding share of ML & Co. common stock was converted into 0.8595 shares of Bank of America common stock. As of the completion of the acquisition, ML & Co. Series 1 through Series 8 preferred stock were converted into Bank of America preferred stock with substantially identical terms to the corresponding series of Merrill Lynch preferred stock (except for additional voting rights provided to the Bank of America securities). The Merrill Lynch 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 2, and 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 3, that were outstanding immediately prior to the completion of the acquisition remained issued and outstanding subsequent to the acquisition, but are now convertible into Bank of America common stock.

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

As disclosed in Note 22 to the Consolidated Financial Statements contained in the 2009 Annual Report, Merrill Lynch adjusted previously reported 2009 quarterly amounts related to the valuation of certain long-term borrowings, primarily structured notes. Merrill Lynch also recorded revisions to certain purchase accounting adjustments made in connection with the acquisition of Merrill Lynch by Bank of America. In addition, Merrill Lynch’s previously reported quarterly results for 2009 were adjusted to include the results of Banc of America Investment Services, Inc. (“BAI”), which was contributed by Bank of America to Merrill Lynch in October 2009, as if the contribution had occurred on January 1, 2009. The aggregate impact of the above adjustments increased the net loss for the three months ended June 30, 2009 by $221 million and decreased net earnings for the six months ended June 30, 2009 by $131 million.

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

Legal Reserves

Merrill Lynch is a party in various actions, some of which involve claims for substantial amounts. Amounts are accrued for the financial resolution of claims that have either been asserted or are deemed probable of assertion if, in the opinion of management, it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In many cases, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no accrual is made until that time. Accruals are subject to significant estimation by management, with input from any outside counsel handling the matter. Refer to Note 14 for further information.

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

Securities borrowed and loaned transactions may be recorded at the amount of cash collateral advanced or received plus accrued interest or at fair value under the fair value option election. Securities borrowed transactions require Merrill Lynch to provide the counterparty with collateral in the form of cash, letters of credit, or other securities. Merrill Lynch receives collateral in the form of cash or other securities for securities loaned transactions. For these transactions, the fees received or paid by Merrill Lynch are recorded as interest revenue or expense. On a daily basis, Merrill Lynch monitors the market value of securities borrowed or loaned against the collateral value, and Merrill Lynch may require counterparties to deposit additional collateral or may return collateral pledged, when appropriate. The carrying value of these instruments approximates fair value as these items are not materially sensitive to shifts in market interest rates because of their short-term nature and/or variable interest rates or to credit risk because securities borrowed and loaned transactions are fully collateralized.

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

Marketable Investment Securities

ML & Co. and certain of its non-broker-dealer subsidiaries follow the guidance within Investment Accounting for investments in debt and publicly traded equity securities. Merrill Lynch classifies those debt securities that it does not intend to sell as held-to-maturity securities. Held-to-maturity securities are carried at cost unless a decline in value is deemed other-than-temporary, in which case the carrying value is reduced. For Merrill Lynch, the trading classification under Investment Accounting generally includes those securities that are bought and held principally for the purpose of selling them in the near term, securities that are economically hedged, or securities that may contain a bifurcatable embedded derivative as defined in Derivatives Accounting. Securities classified as trading are marked to fair value through earnings. All other qualifying securities are classified as available-for-sale and held at fair value with unrealized gains and losses reported in accumulated other comprehensive income/(loss) (“OCI”).

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

Private equity investments that are held for capital appreciation and/or current income are accounted for under the Investment Company Guide and carried at fair value. Investments in real estate VIEs that are held by a consolidated real estate fund are also accounted for under the Investment Company Guide and carried at fair value. Additionally, certain private equity investments that are not accounted for under the Investment Company Guide may be carried at fair value under the fair value option election. The carrying value of private equity investments reflects expected exit values based upon market prices or other valuation methodologies including market comparables of similar companies and expected cash flows.

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

Loans held for investment are generally carried at amortized cost, less an allowance for loan losses, which represents Merrill Lynch’s estimate of probable losses inherent in its lending activities. The fair value option election has been made for certain held-for-investment loans, notes and mortgages. Merrill Lynch performs periodic and systematic detailed reviews of its lending portfolios to identify credit risks and to assess overall collectability. These reviews, which are updated on a quarterly basis, consider a variety of factors including, but not limited to, historical loss experience, estimated defaults, delinquencies, economic conditions, credit scores and the fair value of any underlying collateral. Provisions for loan losses are included in interest and dividend revenue in the Condensed Consolidated Statements of Earnings/(Loss).

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

New Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on embedded credit derivatives. This new accounting guidance clarifies the scope exception for embedded credit derivatives and defines which embedded credit derivatives are required to be evaluated for bifurcation and separate accounting. This new accounting guidance is effective on July 1, 2010. The adoption of this new accounting guidance is not expected to have a material impact on Merrill Lynch’s financial position or results of operations.

On January 1, 2010, Merrill Lynch adopted new amendments to Fair Value Accounting. The amendments require disclosure of significant transfers between Level 1 and Level 2 as well as significant transfers in and out of Level 3 on a gross basis. The amendments also clarify existing disclosure requirements regarding the level of disaggregation of fair value measurements and inputs and valuation techniques. The enhanced disclosures required under these amendments are included in Note 4. Beginning January 1, 2011, separate presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation will also be required under the amendments to Fair Value Accounting.

On January 1, 2010, Merrill Lynch adopted new accounting guidance on transfers of financial assets and consolidation of VIEs. This new accounting guidance revises sale accounting criteria for transfers of financial assets, including elimination of the concept of and accounting for QSPEs, and significantly changes the criteria by which an enterprise determines whether it must consolidate a VIE. The adoption of this new accounting guidance resulted in the consolidation of certain VIEs that previously were QSPEs and VIEs that were not recorded on Merrill Lynch’s Consolidated Balance Sheet prior to January 1, 2010. See Note 9 for the initial impact of the new Consolidation Accounting guidance on Merrill Lynch’s Condensed Consolidated Balance Sheet. Application of the new consolidation guidance has been deferred indefinitely for certain investment funds managed on behalf of third parties if Merrill Lynch does not have an obligation to fund losses that could potentially be significant to these funds. Any funds meeting the deferral requirements will continue to be evaluated for consolidation in accordance with the prior guidance.

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

Asset and Liability Transfers

Subsequent to the Bank of America acquisition, certain assets and liabilities were transferred at fair value between Merrill Lynch and Bank of America. These transfers were made in connection with the integration of certain trading activities with Bank of America and efforts to manage risk in a more effective and efficient manner at the consolidated Bank of America level. During the six months ended June 30, 2010, such asset or liability transfers were not significant. During the six months ended June 30, 2009, Merrill Lynch transferred approximately $47 billion each of assets and liabilities to Bank of America and Bank of America transferred approximately $40 billion of assets and $18 billion of liabilities to Merrill Lynch. In the future, Merrill Lynch and Bank of America may continue to transfer certain assets and liabilities to (and from) each other.

In addition to these transfers, during the six months ended June 30, 2010, Merrill Lynch sold approximately $11 billion of available-for-sale securities to Bank of America.

Other Related Party Transactions

Merrill Lynch has entered into various other transactions with Bank of America, primarily in connection with certain sales and trading and financing activities. Details on amounts receivable from and payable to Bank of America as of June 30, 2010 and December 31, 2009 are presented below:

Receivables from Bank of America are comprised of:

(dollars in millions)	June 30, 2010	December 31, 2009

Cash and cash equivalents	$16,223	$8,265
Cash and securities segregated for regulatory purposes	5,817	3,000
Receivables under resale agreements and securities borrowed transactions	5,978	77
Trading assets	953	700
Intercompany Funding Receivable	3,101	5,778
Other receivables	2,067	2,682
Other assets	225	117

Total	$34,364	$20,619

Payables to Bank of America are comprised of:

(dollars in millions)	June 30, 2010	December 31, 2009

Payables under repurchase agreements	$12,432	$8,307
Payables under securities loaned transactions	8,144	10,326
Short term borrowings	18	-
Deposits	32	35
Trading liabilities	282	718
Other payables	4,676	4,164

Total	$25,584	$23,550

Total net revenues and non-interest expenses related to transactions with Bank of America for the three and six months ended June 30, 2010 were $79 million and $142 million, and $439 million and $314 million, respectively. Net revenues for the six months ended June 30, 2010 included a realized gain of approximately $280 million from the sale of approximately $11 billion of available-for-sale securities to Bank of America. Total net revenues and non-interest expenses related to transactions with Bank of America for the three and six months ended June 30, 2009 were $142 million and $27 million, and $211 million and $54 million, respectively.

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

The information that follows, in management’s judgment, provides a reasonable representation of each region’s contribution to the consolidated net revenues:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
(dollars in millions)	June 30, 2010	June 30, 2010	June 30, 2009	June 30, 2009

Revenues, net of interest expense
Europe, Middle East, and Africa	$611	$2,732	$1,130	$3,065
Pacific Rim	322	1,100	588	1,394
Latin America	240	580	162	397
Canada	55	128	62	114

Total Non-U.S.	1,228	4,540	1,942	4,970

United States (1)(2)	4,489	8,704	107	7,374

Total revenues, net of interest expense	$5,717	$13,244	$2,049	$12,344

(1)	U.S. results for the three and six months ended June 30, 2010 included gains of $1.2 billion and $1.4 billion, respectively, due to the impact of the widening of Merrill Lynch’s credit spreads on the carrying values of certain long-term borrowings, primarily structured notes. U.S. results for the three and six months ended June 30, 2009 included net losses of $3.6 billion and $1.4 billion, respectively, due to the impact of the narrowing of Merrill Lynch’s credit spreads on the carrying values of certain long-term borrowings, primarily structured notes.
(2)	Corporate net revenues and adjustments are reflected in the U.S. region.

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

As required by Fair Value Accounting, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore gains and losses for such assets and liabilities categorized within the Level 3 reconciliation below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, the following reconciliations do not take into consideration the offsetting effect of Level 1 and 2 financial instruments entered into by Merrill Lynch that economically hedge certain exposures to the Level 3 positions.

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

Transfers between Level 1 and Level 2 assets and liabilities were not significant for the quarter ended June 30, 2010.

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

For example, derivative instruments, such as certain CDS referenced to RMBS, CMBS, ABS and collateralized debt obligations (“CDOs”), are valued based on the underlying mortgage risk given that these instruments are not actively quoted. Inputs to the valuation will include available information on similar underlying loans or securities in the cash market. The prepayments and loss assumptions on the underlying loans or securities are estimated using a combination of historical data, prices on recent market transactions, relevant observable market indices such as the ABX or CMBX and prepayment and default scenarios and analyses.

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

Recurring Fair Value

The following tables present Merrill Lynch’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, respectively.

	Fair Value Measurements on a Recurring Basis
	as of June 30, 2010
				Netting
(dollars in millions)	Level 1	Level 2	Level 3	Adj(1)	Total

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations:
Equities	$-	$127	$-	$-	$127
Corporate debt	-	507	-	-	507
Non-U.S. governments and agencies	856	1,018	-	-	1,874
U.S. Government and agencies	475	1,599	-	-	2,074

Total securities segregated for regulatory purposes or deposited with clearing organizations	1,331	3,251	-	-	4,582

Receivables under resale agreements	-	45,030	-	-	45,030
Receivables under securities borrowed transactions	-	1,349	-	-	1,349
Trading assets, excluding derivative contracts:
Equities	18,516	7,101	251	-	25,868
Convertible debentures	-	4,701	-	-	4,701
Non-U.S. governments and agencies	26,179	3,008	930	-	30,117
Corporate debt	-	10,809	5,402		16,211
Preferred stock	-	322	188	-	510
Mortgages, mortgage-backed and asset-backed	-	1,656	5,860	-	7,516
U.S. Government and agencies	2,924	340	-	-	3,264
Municipals and money markets	721	7,929	3,116	-	11,766
Physical commodities and other	-	769	-	-	769

Total trading assets, excluding derivative contracts	48,340	36,635	15,747	-	100,722

Derivative contracts(2)	610	731,879	16,999	(702,757)	46,731
Investment securities available-for-sale:
Mortgage-backed securities — agency collateralized
mortgage obligations	-	743	-	-	743
Mortgage-backed securities — non-agency MBSs	-	639	352	-	991

Total investment securities available-for-sale	-	1,382	352	-	1,734

Investment securities non-qualifying	2,053	445	4,128	-	6,626

Total investment securities	2,053	1,827	4,480	-	8,360

Securities received as collateral	20,479	473	-	-	20,952
Loans, notes and mortgages	-	373	3,152	-	3,525

	Fair Value Measurements on a Recurring Basis
	as of June 30, 2010
				Netting
(dollars in millions)	Level 1	Level 2	Level 3	Adj(1)	Total

Liabilities:
Payables under repurchase agreements	$-	$42,614	$-	$-	$42,614
Short-term borrowings	-	6,752	-	-	6,752
Trading liabilities, excluding derivative contracts:
Equities	17,053	1,455	-	-	18,508
Convertible debentures	-	828	-	-	828
Non-U.S. governments and agencies	20,646	1,105	7	-	21,758
Corporate debt	-	3,261	-	-	3,261
U.S. Government and agencies	2,220	-	-	-	2,220
Municipals, money markets and other	397	135	-	-	532

Total trading liabilities, excluding derivative contracts	40,316	6,784	7	-	47,107

Derivative contracts(2)	541	729,531	10,409	(702,602)	37,879
Obligation to return securities received as collateral	20,479	473	-	-	20,952
Other payables — interest and other	-	30	154	-	184
Long-term borrowings	-	35,582	4,006	-	39,588

(1)	Represents counterparty and cash collateral netting.
(2)	Refer to Note 6 for product level detail.

Level 3 derivative contracts (assets) primarily relate to derivative positions on U.S. ABS CDOs and other mortgage products of $6.6 billion, $5.8 billion of other credit derivatives that incorporate unobservable correlation, and $4.5 billion of equity, currency, interest rate and commodity derivatives that are long-dated and/or have unobservable model valuation inputs (e.g., unobservable correlation).

Level 3 non-qualifying investment securities primarily relate to certain private equity positions.

Level 3 loans, notes and mortgages primarily relate to residential mortgage and corporate loans.

Level 3 derivative contracts (liabilities) primarily relate to derivative positions on U.S. ABS CDOs and other mortgage products of $4.0 billion, $2.0 billion of other credit derivatives that incorporate unobservable correlation, and $4.3 billion of equity, currency, interest rate and commodity derivatives that are long-dated and/or have unobservable model valuation inputs (e.g., unobservable correlation).

Level 3 long-term borrowings primarily relate to equity-linked structured notes of $2.6 billion that are long-dated and/or have unobservable model valuation inputs (e.g., unobservable correlation) and non-recourse borrowings issued by consolidated VIEs of $1.0 billion that hold Level 3 residential mortgages.

	Fair Value Measurements on a Recurring Basis
	as of December 31, 2009
				Netting
(dollars in millions)	Level 1	Level 2	Level 3	Adj(1)	Total

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations:
Mortgages, mortgage-backed and asset-backed	$-	$5,525	$-	$-	$5,525
Corporate debt	-	579	-	-	579
Non-U.S. governments and agencies	946	893	-	-	1,839
U.S. Government and agencies	1,046	1,541	-	-	2,587

Total securities segregated for regulatory purposes or deposited with clearing organizations	1,992	8,538	-	-	10,530

Receivables under resale agreements	-	41,740	-	-	41,740
Receivables under securities borrowed transactions	-	2,888	-	-	2,888
Trading assets, excluding derivative contracts:
Equities	23,083	6,297	259	-	29,639
Convertible debentures	-	4,862	-	-	4,862
Non-U.S. governments and agencies	17,407	2,718	1,131	-	21,256
Corporate debt	-	9,241	6,540	-	15,781
Preferred stock	-	436	562	-	998
Mortgages, mortgage-backed and asset-backed	-	1,680	6,291	-	7,971
U.S. Government and agencies	979	479	-	-	1,458
Municipals and money markets	798	5,181	2,148	-	8,127
Physical commodities and other	-	651	-	-	651

Total trading assets, excluding derivative contracts	42,267	31,545	16,931	-	90,743

Derivative contracts	2,218	658,264	17,939	(628,839)	49,582
Investment securities available-for-sale:
Mortgage-backed securities — agency collateralized
mortgage obligations	-	9,688	-	-	9,688
Mortgage-backed securities — non-agency MBSs	-	1,132	473	-	1,605

Total investment securities available-for-sale	-	10,820	473	-	11,293

Investment securities non-qualifying	2,027	451	3,696	-	6,174

Total investment securities	2,027	11,271	4,169	-	17,467

Securities received as collateral	15,780	566	-	-	16,346
Loans, notes and mortgages	-	654	4,115	-	4,769
Liabilities:
Payables under repurchase agreements	-	37,325	-	-	37,325
Short-term borrowings	-	813	-	-	813
Trading liabilities, excluding derivative contracts:
Equities	12,051	1,069	-	-	13,120
Convertible debentures	-	534	-	-	534
Non-U.S. governments and agencies	12,028	430	386	-	12,844
Corporate debt	-	1,903	-	-	1,903
U.S. Government and agencies	1,296	-	-	-	1,296
Municipals, money markets and other	273	370	-	-	643

Total trading liabilities, excluding derivative contracts	25,648	4,306	386	-	30,340

Derivative contracts	1,727	662,629	11,073	(640,309)	35,120
Obligation to return securities received as collateral	15,780	566	-	-	16,346
Other payables — interest and other	-	54	186	-	240
Long-term borrowings	-	42,357	4,683	-	47,040

(1)	Represents counterparty and cash collateral netting.

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

The following tables provide a summary of changes in fair value of Merrill Lynch’s Level 3 financial assets and liabilities for the three and six months ended June 30, 2010 and June 30, 2009.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Three Months Ended June 30, 2010
		Total Realized and Unrealized Gains or (Losses)			Total Realized and		Purchases,
		included in Income			Unrealized Gains	Unrealized	Issuances
	Beginning	Principal	Other		or (Losses)	Gains to	and	Transfers	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	OCI	Settlements	in	out	Balance

Assets:
Trading assets, excluding derivative contracts:
Equities	$245	$(12)	$-	$-	$(12)	$-	$(20)	$38	$-	$251
Non-U.S. governments and agencies	1,056	(76)	-	-	(76)	-	(51)	4	(3)	930
Corporate debt	6,026	(76)	-	-	(76)	-	(657)	287	(178)	5,402
Preferred stock	210	(23)	-	-	(23)	-	2	-	(1)	188
Mortgages, mortgage-backed and asset-backed	6,399	56	-	-	56	-	(723)	361	(233)	5,860
Municipals and money markets	2,819	(1)	-	-	(1)	-	251	160	(113)	3,116

Total trading assets, excluding derivative contracts	16,755	(132)	-	-	(132)	-	(1,198)	850	(528)	15,747

Derivative contracts, net	7,280	(217)	-	-	(217)	-	(18)	(520)	65	6,590
Investment securities available-for-sale:
Mortgage-backed securities - residential non-agency MBSs	585	-	(47)	-	(47)	(25)	(152)	3	(12)	352

Total investment securities available-for-sale	585	-	(47)	-	(47)	(25)	(152)	3	(12)	352

Investment securities non-qualifying	3,490	-	848	-	848	-	(210)	-	-	4,128

Total investment securities	4,075	-	801	-	801	(25)	(362)	3	(12)	4,480

Loans, notes and mortgages	3,532	-	10	45	55	-	(435)	-	-	3,152
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	369	-	2	-	2	-	9	-	(369)	7

Total trading liabilities, excluding derivative contracts	369	-	2	-	2	-	9	-	(369)	7

Other liabilities — interest and other	148	-	(19)	-	(19)	-	(13)	-	-	154
Long-term borrowings	4,519	472	113	-	585	-	(249)	545	(224)	4,006

Other revenue related to investment securities non-qualifying primarily represents net gains on certain private equity investments.

Transfers in for net derivative contracts are primarily due to a lack of price observability for certain credit default and total return swap liabilities related to CDO positions.

Transfers in and transfers out related to long-term borrowings are primarily due to changes in the impact of unobservable inputs on the value of certain equity-linked structured notes.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Six Months Ended June 30, 2010
		Total Realized and Unrealized Gains or (Losses)			Total Realized and		Purchases,
		included in Income			Unrealized Gains	Unrealized	Issuances
	Beginning	Principal	Other		or (Losses)	Gains to	and	Transfers	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	OCI	Settlements	in	out	Balance

Assets:
Trading assets, excluding derivative contracts:
Equities	$259	$(10)	$-	$-	$(10)	$-	$(27)	$69	$(40)	$251
Non-U.S. governments and agencies	1,131	(159)	-	-	(159)	-	(79)	91	(54)	930
Corporate debt	6,540	136	-	-	136	-	(1,264)	587	(597)	5,402
Preferred stock	562	(25)	-	-	(25)	-	(348)	-	(1)	188
Mortgages, mortgage-backed and asset-backed	6,291	(4)	-	-	(4)	-	(413)	383	(397)	5,860
Municipals and money markets	2,148	16	-	-	16	-	(169)	1,234	(113)	3,116

Total trading assets, excluding derivative contracts	16,931	(46)	-	-	(46)	-	(2,300)	2,364	(1,202)	15,747

Derivative contracts, net	6,866	(636)	-	-	(636)	-	(153)	509	4	6,590
Investment securities available-for-sale:
Mortgage-backed securities - residential non-agency MBSs	473	-	(67)	24	(43)	(52)	(69)	55	(12)	352

Total investment securities available-for-sale	473	-	(67)	24	(43)	(52)	(69)	55	(12)	352

Investment securities non-qualifying	3,696	-	1,211	-	1,211	-	(644)	-	(135)	4,128

Total investment securities	4,169	-	1,144	24	1,168	(52)	(713)	55	(147)	4,480

Loans, notes and mortgages	4,115	-	(141)	91	(50)	-	(913)	-	-	3,152
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	386	21	2	-	23	-	24	-	(380)	7

Total trading liabilities, excluding derivative contracts	386	21	2	-	23	-	24	-	(380)	7

Other liabilities — interest and other	186	-	11	-	11	-	(21)	-	-	154
Long-term borrowings	4,683	595	192	-	787	-	203	816	(909)	4,006

Other revenue related to investment securities non-qualifying primarily represents net gains on certain private equity investments.

Decreases in purchases, issuances and settlements related to corporate debt primarily relates to the sale of certain positions (e.g., ARS) during the first and second quarter of 2010.

Transfers in for municipals and money markets relates to reduced price transparency (e.g., lower trading activity) for municipal ARS. Transfers in and transfers out related to long-term borrowings are primarily due to changes in the impact of unobservable inputs on the value of certain equity-linked structured notes.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Three Months Ended June 30, 2009
		Total Realized and Unrealized Gains or (Losses)			Total Realized and		Purchases,
		included in Income			Unrealized Gains	Unrealized	Issuances
	Beginning	Principal	Other		or (Losses)	Gains to	and	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	OCI	Settlements	in (out)	Balance

Assets:
Trading assets, excluding derivative contracts:
Equities	$379	$(4)	$-	$-	$(4)	$-	$(12)	$(33)	$330
Mortgages, mortgage-backed and asset-backed	7,399	(82)	-	-	(82)	-	2,957	(3,098)	7,176
Corporate debt	5,499	245	-	-	245	-	(1,093)	(647)	4,004
Preferred stock	6,759	(81)	-	-	(81)	-	(87)	-	6,591
Non-U.S. governments and agencies	601	79	-	-	79	-	11	-	691
Municipals and money markets	1,046	(64)	-	-	(64)	-	(51)	-	931

Total trading assets, excluding derivative contracts	21,683	93	-	-	93	-	1,725	(3,778)	19,723

Derivative contracts, net	3,868	(820)	-	-	(820)	-	(361)	3,561	6,248
Investment securities trading:					-
Mortgages, mortgage-backed and asset-backed	38	1	-	-	1	-	(2)	1	38
Corporate debt	146	-	-	-	-	-	-	(146)	-
Non-U.S. governments and agencies	-	-	-	-	-	-	-	174	174

Total investment securities trading	184	1	-	-	1	-	(2)	29	212

Investment securities available-for-sale:
Mortgage-backed securities — non-agency MBSs	3,193	-	(274)	-	(274)	662	(418)	64	3,227

Total investment securities available-for-sale	3,193	-	(274)	-	(274)	662	(418)	64	3,227

Investment securities non-qualifying	2,494	-	327	-	327	-	-	11	2,832

Total investment securities	5,871	1	53	-	54	662	(420)	104	6,271

Loans, notes and mortgages	6,144	-	975	-	975	-	(860)	(174)	6,085
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	326	(26)	-	-	(26)	-	-	-	352

Total trading liabilities, excluding derivative contracts	326	(26)	-	-	(26)	-	-	-	352

Other payables — interest and other	999	-	278	-	278	-	(54)	(39)	628
Long-term borrowings	8,049	(1,065)	(47)	-	(1,112)	-	(370)	(3,502)	5,289

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

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Six Months Ended June 30, 2009
		Total Realized and Unrealized Gains or (Losses)			Total Realized and		Purchases,
		included in Income			Unrealized Gains	Unrealized	Issuances
	Beginning	Principal	Other		or (Losses)	Gains to	and	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	OCI	Settlements	in (out)	Balance

Assets:
Trading assets, excluding derivative contracts:
Equities	$231	$(22)	$-	$-	$(22)	$-	$172	$(51)	$330
Mortgages, mortgage-backed and asset-backed	7,568	(332)	-	-	(332)	-	2,368	(2,428)	7,176
Corporate debt	10,149	(230)	-	-	(230)	-	(1,487)	(4,428)	4,004
Preferred stock	3,344	(190)	-	-	(190)	-	3,332	105	6,591
Non-U.S. governments and agencies	30	64	-	-	64	-	10	587	691
Municipals and money markets	798	-	-	-	-	-	146	(13)	931

Total trading assets, excluding derivative contracts	22,120	(710)	-	-	(710)	-	4,541	(6,228)	19,723

Derivative contracts, net	2,307	93	-	-	93	-	80	3,768	6,248
Investment securities trading:					-
Mortgages, mortgage-backed and asset-backed	22	(10)	-	-	(10)	-	(4)	30	38
Corporate debt	146	(9)	-	-	(9)	-	-	(137)	-
Non-U.S. governments and agencies	-	-	-	-	-	-	-	174	174

Total investment securities trading	168	(19)	-	-	(19)	-	(4)	67	212

Investment securities available-for-sale:
Mortgage-backed securities — non- agency MBSs	350	-	(274)	178	(96)	1,311	(510)	2,172	3,227

Total investment securities available-for-sale	350	-	(274)	178	(96)	1,311	(510)	2,172	3,227

Investment securities non-qualifying	2,761	-	148	-	148	-	(23)	(54)	2,832

Total investment securities	3,279	(19)	(126)	178	33	1,311	(537)	2,185	6,271

Loans, notes and mortgages	359	-	509	-	509	-	(594)	5,811	6,085
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	-	(4)	-	-	(4)	-	-	348	352

Total trading liabilities, excluding derivative contracts	-	(4)	-	-	(4)	-	-	348	352

Other payables — interest and other	-	-	670	-	670	-	-	1,298	628
Long-term borrowings	7,480	(1,564)	(40)	-	(1,604)	-	33	(3,828)	5,289

Net losses in principal transactions related to long-term borrowings were primarily due to the narrowing of Merrill Lynch’s credit spreads on certain equity linked notes.

Increases in purchases, issuances and settlements related to mortgages, mortgage-backed and asset-backed securities are primarily the result of purchases by an SPE which is consolidated by Merrill Lynch. Decreases in purchases, issuances and settlements related to corporate debt are primarily due to sales of positions during the second quarter of 2009. Increases in purchases, issuances and settlements of preferred stock were primarily attributable to the purchase of ARS in the first quarter of 2009.

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

The following tables provide the portion of gains or losses included in income for the three and six months ended June 30, 2010 and June 30, 2009 attributable to unrealized gains or losses relating to those Level 3 assets and liabilities held at June 30, 2010 and June 30, 2009, respectively.

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3 Assets and Liabilities Still Held
	Three Months Ended June 30, 2010				Six Months Ended June 30, 2010
	Principal	Other			Principal	Other
	Transactions	Revenue	Interest	Total	Transactions	Revenue	Interest	Total

Assets:
Trading assets, excluding derivative contracts:
Equities	$(12)	$-	$-	$(12)	$(16)	$-	$-	$(16)
Non-U.S. governments and agencies	(76)	-	-	(76)	(159)	-	-	(159)
Corporate debt	(105)	-	-	(105)	19	-	-	19
Preferred stock	(23)	-	-	(23)	(25)	-	-	(25)
Mortgages, mortgage-backed and asset-backed	41	-	-	41	(23)	-	-	(23)
Municipals and money markets	(1)	-	-	(1)	16	-	-	16

Total trading assets, excluding derivative contracts	(176)	-	-	(176)	(188)	-	-	(188)

Derivative contracts, net	(224)	-	-	(224)	(590)	-	-	(590)
Investment securities available-for-sale:
Mortgage-backed securities - non-agency MBSs	-	(2)	-	(2)	-	(22)	24	2

Total investment securities available-for-sale	-	(2)	-	(2)	-	(22)	24	2

Investment securities non-qualifying	-	688	-	688	-	482	-	482

Total investment securities	-	686	-	686	-	460	24	484

Loans, notes and mortgages	-	(61)	-	(61)	-	(39)	-	(39)
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	2	-	-	2	23	-	-	23

Total trading liabilities, excluding derivative contracts	2	-	-	2	23	-	-	23

Other liabilities — interest and other	-	(19)	-	(19)	-	11	-	11
Long-term borrowings	384	113	-	497	494	191	-	685

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3 Assets and Liabilities Still Held
	Three Months Ended June 30, 2009				Six Months Ended June 30, 2009
	Principal	Other			Principal	Other
	Transactions	Revenue	Interest	Total	Transactions	Revenue	Interest	Total

Assets:
Trading assets, excluding derivative contracts:
Equities	$(4)	$-	$-	$(4)	$(22)	$-	$-	$(22)
Non-U.S. governments and agencies	79	-	-	79	64	-	-	64
Corporate debt	231	-	-	231	(256)	-	-	(256)
Preferred stock	(81)	-	-	(81)	(190)	-	-	(190)
Mortgages, mortgage-backed and asset-backed	(70)	-	-	(70)	(348)	-	-	(348)
Municipals and money markets	(63)	-	-	(63)	1	-	-	1

Total trading assets, excluding derivative contracts	92	-	-	92	(751)	-	-	(751)

Derivative contracts, net	(907)	-	-	(907)	84	-	-	84
Investment securities available-for-sale:
Mortgage-backed securities - non-agency MBSs	-	(293)	-	(293)	-	(293)	178	(115)

Total investment securities available-for-sale	-	(293)	-	(293)	-	(293)	178	(115)

Investment securities non-qualifying	-	327	-	327	-	148	-	148

Total investment securities	-	34	-	34	-	(145)	178	33

Loans, notes and mortgages	-	975	-	975	-	509	-	509
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	(26)	-	-	(26)	(4)	-	-	(4)

Total trading liabilities, excluding derivative contracts	(26)	-	-	(26)	(4)	-	-	(4)

Other liabilities — interest and other	-	278	-	278	-	670	-	670
Long-term borrowings	(1,249)	(47)	-	(1,296)	(1,782)	(40)	-	(1,822)

Net losses in principal transactions related to long-term borrowings were primarily due to the narrowing of Merrill Lynch’s credit spreads on certain equity linked notes.

Non-recurring Fair Value

Certain assets and liabilities are measured at fair value on a non-recurring basis and are not included in the tables above. These assets and liabilities primarily include loans and loan commitments held for sale that are reported at lower of cost or fair value and loans held for investment that were initially measured at cost and have been written down to fair value as a result of an impairment. The following table shows the fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2010 and December 31, 2009, respectively.

(dollars in millions)
					Gains/(Losses)	Gains/(Losses)
	Non-Recurring Basis				Three Months	Six Months
	as of June 30, 2010				Ended	Ended
	Level 1	Level 2	Level 3	Total	June 30, 2010	June 30, 2010

Assets:
Investment securities non-qualifying	$-	$-	$96	$96	$(13)	$(13)
Loans, notes and mortgages	-	536	2,201	2,737	(115)	(192)
Other assets	-	10	21	31	-	(5)
Liabilities:
Other payables — interest and other	-	(2)	(22)	(24)	9	7

(dollars in millions)
	Non-Recurring Basis
	as of December 31, 2009
	Level 1	Level 2	Level 3	Total

Assets:
Investment securities non-qualifying	$-	$-	$182	$182
Loans, notes and mortgages	-	524	2,671	3,195
Other assets	-	-	210	210
Liabilities:
Other payables — interest and other	-	-	39	39

Loans, notes, and mortgages includes held for sale loans that are carried at the lower of cost or fair value and for which the fair value was below the cost basis at June 30, 2010 and December 31, 2009. It also includes certain impaired held for investment loans where an allowance for loan losses has been calculated based upon the fair value of the loans or collateral. Level 3 assets as of June 30, 2010 primarily relate to commercial real estate loans that are classified as held for sale where there continues to be significant illiquidity in the loan trading and securitization markets. Level 3 assets as of December 31, 2009 primarily relate to residential and commercial real estate loans that are classified as held for sale where there was significant illiquidity in the loan trading and securitization markets.

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

The following tables provide information about where in the Condensed Consolidated Statements of Earnings/(Loss) changes in fair values of assets and liabilities, for which the fair value option election has been made, are included for the three and six months ended June 30, 2010 and June 30, 2009, respectively.

(dollars in millions)
	Changes in Fair Value For the Three			Changes in Fair Value For the Six
	Months Ended June 30, 2010, for			Months Ended June 30, 2010, for
	Items			Items
	Measured at Fair Value Pursuant to the			Measured at Fair Value Pursuant to the
	Fair Value Option Election			Fair Value Option Election
	Gains/	Gains/	Total	Gains/	Gains/	Total
	(losses)	(losses)	Changes	(losses)	(losses)	Changes
	Principal	Other	in Fair	Principal	Other	in Fair
	Transactions	Revenues	Value	Transactions	Revenues	Value

Assets:
Receivables under resale agreements	$(6)	$-	$(6)	$1	$-	$1
Investment securities	-	49	49	-	46	46
Loans, notes and mortgages	-	66	66	-	94	94
Liabilities:
Payables under repurchase agreements	6	-	6	20	-	20
Short-term borrowings	151	-	151	107	-	107
Other payables — interest and other	-	(29)	(29)	-	2	2
Long-term borrowings(1)	2,582	47	2,629	2,481	(20)	2,461

(1)	Other revenues primarily represent fair value changes on non-recourse long-term borrowings issued by consolidated VIEs.

(dollars in millions)
	Changes in Fair Value For the Three			Changes in Fair Value For the Six
	Months Ended June 30, 2009, for			Months Ended June 30, 2009, for
	Items			Items
	Measured at Fair Value Pursuant to the			Measured at Fair Value Pursuant to the
	Fair Value Option Election			Fair Value Option Election
	Gains/	Gains/	Total	Gains/	Gains/	Total
	(losses)	(losses)	Changes	(losses)	(losses)	Changes
	Principal	Other	in Fair	Principal	Other	in Fair
	Transactions	Revenues	Value	Transactions	Revenues	Value

Assets:
Receivables under resale agreements	$(153)	$-	$(153)	$(321)	$-	$(321)
Investment securities	374	(32)	342	379	(135)	244
Loans, notes and mortgages	-	1,050	1,050	-	638	638
Liabilities:
Payables under repurchase agreements	92	-	92	184	-	184
Short-term borrowings	(230)	-	(230)	(246)	6	(240)
Other payables — interest and other	-	289	289	-	681	681
Long-term borrowings(1)	(5,431)	(47)	(5,478)	(3,327)	(40)	(3,367)

(1)	Other revenues primarily represent fair value changes on non-recourse long-term borrowings issued by consolidated VIEs.

The following describes the rationale for electing to account for certain financial assets and liabilities at fair value, as well as the impact of instrument-specific credit risk on the fair value.

Resale and repurchase agreements

Merrill Lynch made the fair value option election for certain resale and repurchase agreements. The fair value option election was made based on the tenor of the resale and repurchase agreements, which reflects the magnitude of the interest rate risk. The majority of resale and repurchase agreements collateralized by U.S. Government securities were excluded from the fair value option election as these contracts are generally short-dated and therefore the interest rate risk is not considered significant. Amounts loaned under resale agreements require collateral with a market value equal to or in excess of the principal amount loaned, resulting in minimal credit risk for such transactions.

Loans, notes and mortgages and loan commitments

Merrill Lynch made the fair value option election for certain corporate loans because the loans are risk managed on a fair value basis. Upon the acquisition of Merrill Lynch by Bank of America, Merrill Lynch also made the fair value option election for certain mortgage, corporate, and leveraged loans and loan commitments. The change in the fair value of loans, notes and mortgages and loan commitments for which the fair value option was elected was not material for the three and six months ended June 30, 2010, and was primarily attributable to changes in borrower-specific credit risk for the three and six months ended June 30, 2009.

The aggregate fair value of loans, notes and mortgages for which the fair value option election has been made that were 90 days or more past due was $262 million and $459 million for the six months ended June 30, 2010 and June 30, 2009. The aggregate fair value of loans, notes, and mortgages that were in non-accrual status was $244 million and $459 million for the six months ended June 30, 2010 and June 30, 2009. For the six months ended June 30, 2010 and June 30, 2009, the unpaid principal amount due exceeded the aggregate fair value of such loans, notes and mortgages that are 90 days or more past due and/or in non-accrual status by $417 million and $486 million, respectively.

Short-term and long-term borrowings

Merrill Lynch made the fair value option election for certain short-term and long-term borrowings that are risk managed on a fair value basis, including structured notes, and for which hedge accounting under Derivatives Accounting had been difficult to obtain. The majority of the fair value changes on long-term borrowings is from structured notes with coupon or repayment terms that are linked to the performance of debt and equity securities, indices, currencies or commodities. Excluding gains/(losses) for the three and six months ended June 30, 2010 and June 30, 2009 related to changes in Merrill Lynch’s credit spreads, the majority of the gains/(losses) for the respective periods are offset by (losses)/gains on derivatives that economically hedge these borrowings and that are accounted for at fair value under Derivatives Accounting. The changes in the fair value of liabilities for which the fair value option election was made that were attributable to the widening of Merrill Lynch’s credit spreads were gains of approximately $1.2 billion and $1.4 billion for the three and six months ended June 30, 2010, and losses of $3.6 billion and $1.4 billion for the three and six months ended June 30, 2009, respectively. Changes in Merrill Lynch specific credit risk are derived by isolating fair value changes due to changes in Merrill Lynch’s credit spreads as observed in the secondary cash market.

The fair value option election was also made for certain non-recourse long-term borrowings and secured borrowings issued by consolidated VIEs. The fair value of these borrowings is not materially affected by changes in Merrill Lynch’s creditworthiness.

The following tables present the difference between fair values and the aggregate contractual principal amounts of receivables under resale agreements, receivables under securities borrowed transactions, loans, notes, and mortgages and long-term borrowings for which the fair value option election has been made as of June 30, 2010 and December 31, 2009, respectively.

(dollars in millions)
		Principal
	Fair Value	Amount
	at	Due Upon
	June 30, 2010	Maturity	Difference

Assets:
Receivables under resale agreements	$45,030	$44,710	$320
Receivables under securities borrowed transactions	1,349	1,349	-
Loans, notes and mortgages	3,438	5,551	(2,113)
Liabilities:
Long-term borrowings(1)	39,588	47,579	(7,991)

(1)	The majority of the difference relates to the impact of the widening of Merrill Lynch’s credit spreads and the change in fair value of non-recourse debt issued by consolidated VIEs.

(dollars in millions)
		Principal
	Fair Value	Amount
	at	Due Upon
	December 31, 2009	Maturity	Difference

Assets:
Receivables under resale agreements	$41,740	$41,454	$286
Receivables under securities borrowed transactions	2,888	2,888	-
Loans, notes and mortgages	4,649	7,236	(2,587)
Liabilities:
Long-term borrowings(1)	47,040	50,543	(3,503)

(1)	The majority of the difference relates to the impact of the widening of Merrill Lynch’s credit spreads, the change in fair value of non-recourse debt, and zero coupon notes issued at a substantial discount from the principal amount.

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

The following disclosures represent financial instruments for which the ending balances at June 30, 2010 and December 31, 2009 are not carried at fair value in their entirety on Merrill Lynch’s Condensed Consolidated Balance Sheets.

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

The book and fair values of certain financial instruments at June 30, 2010 and December 31, 2009 were as follows:

(dollars in millions)
	June 30, 2010		December 31, 2009
	Book Value	Fair Value	Book Value	Fair Value

Financial assets
Loans, notes and mortgages(1)	$32,576	$32,458	$37,663	$37,715
Financial liabilities
Deposits	12,961	12,961	15,187	15,187
Long-term borrowings(2)	135,297	141,512	154,951	162,645

(1)	Loans are presented net of allowance for loan losses. The fair value is determined based on the present value of future cash flows using credit spreads or risk adjusted rates of return that a buyer of the portfolio would require. Merrill Lynch expects to collect the principal cash flows underlying the book values as well as the related interest cash flows.
(2)	Includes junior subordinated notes (related to trust preferred securities).

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

2.	Merrill Lynch uses foreign-exchange forward contracts, foreign-exchange options, and currency swaps to hedge its net investments in foreign operations, as well as other foreign currency exposures (e.g., non-U.S. dollar denominated debt and expenses). These derivatives are used to mitigate the impact of changes in exchange rates. Changes in the fair value of these derivatives are reported in other revenue, unless net investment hedge accounting is applied.

3.	Merrill Lynch enters into futures, swaps, options and forward contracts to manage the price risk of certain commodity inventory and forecasted commodity purchases and sales. Changes in fair value of these derivatives are reported in principal transaction revenues, unless cash flow hedge accounting is applied.

4.	Merrill Lynch enters into credit default swaps to manage the credit risk on certain loans that are not part of trading activities. Changes in the fair value of these derivatives are reported in other revenue.

Derivatives that qualify as accounting hedges under the guidance in Derivatives Accounting are designated as one of the following:

1.	A hedge of the fair value of a recognized asset or liability (“fair value hedge”). Changes in the fair value of derivatives that are designated and qualify as fair value hedges of interest rate risk, along with the gain or loss on the hedged liability that is attributable to the hedged risk, are recorded in current period earnings as interest expense. Changes in the fair value of derivatives that are designated and qualify as fair value hedges of commodity price risk, along with the gain or loss on the hedged asset that is attributable to the hedged risk, are recorded in current period earnings in principal transactions.

2.	A hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in OCI until earnings are affected by the variability of cash flows of the hedged asset or liability. For cash flow hedges of commodity contracts, the amount is reclassified out of OCI and recorded in principal transactions when the forecasted purchase or sale of the commodity occurs.

3.	A hedge of a net investment in a foreign operation (“net investment hedge”). Changes in the fair value of derivatives that are designated and qualify as hedges of a net investment in a foreign operation are recorded in the foreign currency translation adjustment account within OCI. Changes in the fair value of the hedging instruments that are associated with the difference between the spot rate and the contracted forward rate are recorded in current period earnings in interest expense for the three and six months ended June 30, 2010 and other revenues for the three and six months ended June 30, 2009.

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

Hedge accounting activity for 2010 and 2009 included the following:

Fair value hedges of interest rate risk on long-term borrowings

(dollars in millions)
	Account location	2010	2009

For the three months ended June 30:
Gain/(loss) recognized in income on the derivative	Interest expense	$649	$(2,155)
Gain/(loss) recognized in income on the long-term borrowing(1)	Interest expense	(917)	1,892
Gain/(loss) recognized in income due to hedge ineffectiveness	Interest expense	(268)	(263)
For the six months ended June 30:
Gain/(loss) recognized in income on the derivative	Interest expense	435	(2,525)
Gain/(loss) recognized in income on the long-term borrowing(1)	Interest expense	(914)	2,137
Gain/(loss) recognized in income due to hedge ineffectiveness	Interest expense	(479)	(388)
As of June 30, 2010 and December 31, 2009:
Carrying value of hedging derivatives
	Trading assets	5,150	3,362
	Trading liabilities	1,537	101
Notional amount of hedging derivatives
in an asset position		47,858	54,954
in a liability position		11,722	4,770

(1)	Excludes the impact of the accretion of purchase accounting adjustments made to certain long-term borrowings in connection with the acquisition of Merrill Lynch by Bank of America.

Fair value hedges of commodity price risk on commodity inventory

(dollars in millions)
	Account location	2010	2009

For the three months ended June 30:
Gain/(loss) recognized in income on the derivative	Principal transactions	$(16)	$5
Gain/(loss) recognized in income on the commodity inventory	Principal transactions	15	-
Gain/(loss) recognized in income due to hedge ineffectiveness	Principal transactions	(1)	5
For the six months ended June 30:
Gain/(loss) recognized in income on the derivative	Principal transactions	41	60
Gain/(loss) recognized in income on the commodity inventory	Principal transactions	(46)	(57)
Gain/(loss) recognized in income due to hedge ineffectiveness	Principal transactions	(5)	3
As of June 30, 2010 and December 31, 2009:
Carrying value of hedging derivatives
	Trading assets	104	78
	Trading liabilities	1	4
Notional amount of hedging derivatives
in an asset position		292	286
in a liability position		2	34

Cash flow hedges of commodity price risk on forecasted purchases and sales

(dollars in millions)
	Account location	2010	2009

For the three months ended June 30:
Gain/(loss) on the derivative deferred in equity	Accumulated other comprehensive income	$(5)	$15
Gain/(loss) reclassified into earnings in the current period	Principal transactions	10	2
Gain/(loss) recognized in income due to hedge ineffectiveness	Principal transactions	2	-
Amount that is expected to be reclassified into earnings in the next 12 months	Principal transactions	12	18
For the six months ended June 30:
Gain/(loss) on the derivative deferred in equity	Accumulated other
	comprehensive income	27	63
Gain/(loss) reclassified into earnings in the current period	Principal transactions	13	5
Gain/(loss) recognized in income due to hedge ineffectiveness	Principal transactions	2	-
Amount that is expected to be reclassified into earnings in the next 12 months	Principal transactions	12	18
As of June 30, 2010 and December 31, 2009:
Carrying value of hedging derivatives
	Trading assets	106	10
	Trading liabilities	5	5
Notional amount of hedging derivatives
in an asset position		331	92
in a liability position		50	67

Net investment hedges of foreign operations

(dollars in millions)
	Account location	2010	2009

For the three months ended June 30:
Gain/(loss) on the derivative and non-derivative hedges deferred in equity	Accumulated other comprehensive income	$277	$(1,979)
Gain/(loss) recognized in income due to hedge ineffectiveness	Other revenue	-	-
Gain/(loss) recognized in income from the unused portion (time value) of the hedging derivative	Other revenue	-	(28)
	Interest expense	(52)	-
For the six months ended June 30:
Gain/(loss) on the derivative and non-derivative hedges deferred in equity	Accumulated other comprehensive income	847	(1,261)
Gain/(loss) recognized in income due to hedge ineffectiveness	Other revenue	-	-
Gain/(loss) recognized in income from the unused portion (time value) of the hedging derivative	Other revenue	-	(92)
	Interest expense	(89)	-
As of June 30, 2010 and December 31, 2009:
Carrying value of hedging derivatives	Trading assets	340	353
	Trading liabilities	387	277
Carrying value of non-derivative hedges	Long-term borrowings	513	598
Notional amount of hedging derivatives
in an asset position		12,977	16,531
in a liability position		10,590	6,098

Net gains/(losses) on economic hedges

(dollars in millions)
	Account location	2010	2009

For the three months ended June 30:
Interest rate risk	Interest expense	$413	$(509)
Foreign currency risk	Other revenue	(3,036)	(1,993)
Credit risk	Other revenue	18	(221)
For the six months ended June 30:
Interest rate risk	Interest expense	469	(718)
Foreign currency risk	Other revenue	(5,730)	(1,460)
Credit risk	Other revenue	6	(152)

The amounts in the table above represent net gains/(losses) on derivatives that are not used for trading purposes and are not used in accounting hedging relationships. Interest rate risk primarily relates to derivatives used to economically hedge long-term debt. Foreign currency risk primarily relates to economic hedges of foreign currency denominated transactions that generate earnings upon remeasurement in accordance with ASC 830-20 Foreign Currency Transactions (“Foreign Currency Transactions”). As both the remeasurement of the foreign currency risk on the transaction and the changes in fair value of the derivative are recorded in earnings, hedge accounting is not applied. Credit risk relates to credit default swaps used to economically manage the credit risk on certain loans not included in trading activities.

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

The following tables identify the primary risk for derivative instruments at June 30, 2010 and December 31, 2009. The primary risk is provided on a gross basis, prior to the application of the impact of counterparty and cash collateral netting.

(dollars in millions)
	As of June 30, 2010
	Contract/	Trading Assets-	Contract/	Trading Liabilities-
	Notional(1)	Derivative Contracts	Notional(1)	Derivative Contracts

Interest rate contracts
Swaps	$8,853,051	$570,189	$8,745,406	$563,444
Futures and forwards	1,991,244	2,281	2,087,228	2,554
Written options	-	-	1,654,505	50,866
Purchased options	1,413,829	52,137	-	-
Foreign exchange contracts
Swaps	85,591	10,012	109,555	13,561
Spot, futures and forwards	150,021	7,486	133,251	7,137
Written options	-	-	303,170	10,474
Purchased options	306,019	10,070	-	-
Equity contracts
Swaps	16,294	1,646	24,683	2,028
Futures and forwards	48,176	3,245	49,426	2,594
Written options	-	-	242,891	20,823
Purchased options	209,080	18,608	-	-
Commodity contracts
Swaps	54,376	6,447	40,159	6,149
Futures and forwards	236,345	6,837	227,767	6,426
Written options	-	-	71,356	4,970
Purchased options	69,337	4,779	-	-
Credit derivatives
Purchased protection:
Credit default swaps	683,633	47,518	216,421	6,862
Total return swaps	2,430	336	1,989	893
Other Credit Derivatives	5,468	18	139	-
Written protection:
Credit default swaps	211,257	6,738	705,355	41,315
Total return swaps	1,274	1,141	1,614	325
Other Credit Derivatives	-	-	6,746	60

Gross derivative assets/liabilities	$14,337,425	$749,488	$14,621,661	$740,481
Less: Legally enforceable master netting		(672,004)		(672,004)

Less: Cash collateral applied		(30,753)		(30,598)

Total derivative assets and liabilities		$46,731		$37,879

(1)	These amounts include trading derivatives, non-trading derivatives and bifurcated embedded derivatives.

(dollars in millions)
	As of December 31, 2009
	Contract/	Trading Assets-	Contract/	Trading Liabilities-
	Notional(1)	Derivative Contracts	Notional(1)	Derivative Contracts

Interest rate contracts
Swaps	$10,059,442	$472,860	$9,748,704	$471,423
Futures and forwards	2,606,064	3,531	2,534,823	3,123
Written options	-	-	1,461,830	46,521
Purchased options	1,313,226	46,643	-	-
Foreign exchange contracts
Swaps	115,591	11,739	107,953	13,074
Spot, futures and forwards	208,226	8,470	223,151	8,832
Written options	-	-	264,836	10,859
Purchased options	266,026	10,375	-	-
Equity contracts
Swaps	17,637	1,186	16,123	1,354
Futures and forwards	41,821	2,999	33,844	2,165
Written options	-	-	250,233	18,761
Purchased options	240,650	15,596	-	-
Commodity contracts
Swaps	30,449	6,591	34,180	6,391
Futures and forwards	202,571	10,369	185,109	9,612
Written options	-	-	53,438	4,955
Purchased options	50,372	4,750	-	-
Credit derivatives
Purchased protection:
Credit default swaps	908,594	59,491	622,853	22,685
Total return swaps	2,921	366	1,644	358
Other Credit Derivatives	14,517	59	-	-
Written protection:
Credit default swaps	614,066	21,833	949,107	54,265
Total return swaps	5,173	1,563	7,336	925
Other Credit Derivatives	-	-	14,703	126

Gross derivative assets/liabilities	$16,697,346	$678,421	$16,509,867	$675,429
Less: Legally enforceable master netting		(602,157)		(602,157)

Less: Cash collateral applied		(26,682)		(38,152)

Total derivative assets and liabilities		$49,582		$35,120

(1)	These amounts include trading derivatives, non-trading derivatives and bifurcated embedded derivatives.

Trading revenues

Merrill Lynch enters into trading derivatives and non-derivative cash instruments to facilitate client transactions, for proprietary trading and financing purposes, and to manage risk exposures arising from trading assets and liabilities. The resulting risk from derivatives and non-derivative cash instruments is managed on a portfolio basis as part of Merrill Lynch’s sales and trading activities and the related revenue is recorded on different income statement line items, including principal transactions, commissions, other revenues and net interest (expense)/profit. The following table identifies the amounts in the income statement line items attributable to trading and non-trading activities, including both derivatives and non-derivative cash instruments categorized by primary risk for the three and six months ended June 30, 2010 and June 30, 2009.

Non-trading related amounts include activities in connection with principal investment, wealth management, and certain lending activities; economic hedging activity discussed in the Non-trading derivatives section above; and the impact of changes in Merrill Lynch’s own creditworthiness on borrowings accounted for at fair value.

(dollars in millions)
For the Three Months	Principal		Other	Net Interest
Ended June 30, 2010	Transactions	Commissions	Revenues(1)	Profit/(Expense)	Total

Interest Rate Risk	$122	$24	$20	$99	$265
Foreign Exchange Risk	(15)	-	-	-	(15)
Equity Risk	784	825	133	(660)	1,082
Commodity Risk	(87)	-	2	(31)	(116)
Credit Risk	334	10	148	346	838

Total trading — related	1,138	859	303	(246)	2,054
Non-trading related	962	601	932	(805)	1,690

Total	$2,100	$1,460	$1,235	$(1,051)	$3,744

(dollars in millions)
For the Six Months	Principal		Other	Net Interest
Ended June 30, 2010	Transactions	Commissions	Revenues(1)	Profit/(Expense)	Total

Interest Rate Risk	$889	$41	$27	$183	$1,140
Foreign Exchange Risk	72	-	-	(1)	71
Equity Risk	1,276	1,600	168	(465)	2,579
Commodity Risk	62	-	1	(63)	-
Credit Risk	1,882	20	307	742	2,951

Total trading — related	4,181	1,661	503	396	6,741
Non-trading related	1,137	1,266	1,800	(1,672)	2,531

Total	$5,318	$2,927	$2,303	$(1,276)	$9,272

(dollars in millions)
For the Three Months	Principal		Other	Net Interest
Ended June 30, 2009	Transactions	Commissions	Revenues(1)	Profit/(Expense)	Total

Interest Rate Risk	$(247)	$17	$13	$134	$(83)
Foreign Exchange Risk	73	-	-	6	79
Equity Risk	854	988	6	(658)	1,190
Commodity Risk	18	-	(1)	(45)	(28)
Credit Risk	1,393	14	334	433	2,174

Total trading — related	2,091	1,019	352	(130)	3,332
Non-trading related	(3,919)	607	445	(396)	(3,263)

Total	$(1,828)	$1,626	$797	$(526)	$69

(dollars in millions)
For the Six Months	Principal		Other	Net Interest
Ended June 30, 2009	Transactions	Commissions	Revenues(1)	Profit/(Expense)	Total

Interest Rate Risk	$1,115	$31	$11	$336	$1,493
Foreign Exchange Risk	263	-	1	(6)	258
Equity Risk	1,681	1,740	29	(566)	2,884
Commodity Risk	616	-	-	(97)	519
Credit Risk	1,951	30	224	745	2,950

Total trading — related	5,626	1,801	265	412	8,104
Non-trading related	(1,540)	1,205	803	(10)	458

Total	$4,086	$3,006	$1,068	$402	$8,562

(1)	Includes other income and other-than-temporary impairment losses on available-for-sale debt securities.

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

Merrill Lynch’s derivatives that act as guarantees at June 30, 2010 and December 31, 2009 are summarized below:

(in millions)
	Maximum
	Payout/	Less than				Carrying
	Notional	1 year	1 - 3 years	3 - 5 years	Over 5 years	Value(1)

At June 30, 2010:
Derivative contracts:
Credit derivatives:
Investment grade(2)	$321,124	$27,341	$109,854	$107,797	$76,132	$14,915
Non-investment grade(2)	598,376	59,669	204,091	186,851	147,765	26,725

Total credit derivatives	919,500	87,010	313,945	294,648	223,897	41,640
Other derivatives	1,731,812	540,025	380,907	271,293	539,587	73,416

Total derivative contracts	$2,651,312	$627,035	$694,852	$565,941	$763,484	$115,056

At December 31, 2009:
Derivative contracts:
Credit derivatives:
Investment grade(2)	$520,782	$44,552	$133,089	$216,562	$126,579	$17,255
Non-investment grade(2)	1,054,900	93,582	331,306	325,167	304,845	37,935

Total credit derivatives	1,575,682	138,134	464,395	541,729	431,424	55,190
Other derivatives	1,574,432	488,146	405,223	245,565	435,498	59,811

Total derivative contracts	$3,150,114	$626,280	$869,618	$787,294	$866,922	$115,001

(1)	Derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Refers to the creditworthiness of the underlying reference obligations.

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

Merrill Lynch economically hedges its exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, Merrill Lynch purchases credit protection with identical underlying referenced names to offset its exposure. At

June 30, 2010 and December 31, 2009, the notional value and carrying value of credit protection purchased and credit protection sold by Merrill Lynch with identical underlying referenced names was:

(in millions)
	Maximum
	Payout/	Less than				Carrying
	Notional	1 year	1 - 3 years	3 - 5 years	Over 5 years	Value(1)

At June 30, 2010:
Credit derivatives purchased	$874,352	$81,747	$283,402	$281,859	$227,344	$37,299
Credit derivatives sold	911,528	86,751	313,180	294,053	217,544	39,061

At December 31, 2009:
Credit derivatives purchased	$1,506,782	$130,297	$432,550	$511,298	$432,637	$49,225
Credit derivatives sold	1,555,077	135,686	463,129	540,713	415,549	50,609

(1)	Derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.

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

As the fair value and risk of payment under these derivative contracts are based upon market factors, such as changes in interest rates or foreign exchange rates, the carrying values in the table above reflect the best estimate of Merrill Lynch’s performance risk under these transactions at June 30, 2010 and December 31, 2009. Merrill Lynch economically hedges its exposure to these contracts by entering into a variety of offsetting derivative contracts and security positions.

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

Where Merrill Lynch has entered into legally enforceable netting agreements with counterparties, it reports derivative assets and liabilities, and any related cash collateral, net in the Condensed Consolidated Balance Sheets in accordance with ASC 210-20, Balance Sheet-Offsetting. At June 30, 2010 and December 31, 2009, cash collateral received of $30.8 billion and $26.7 billion, respectively, and cash collateral paid of $30.6 billion and $38.2 billion, respectively, was netted against derivative assets and liabilities.

Merrill Lynch considers the impact of counterparty credit risk on the valuation of derivative contracts. Factors used to determine the credit valuation adjustments on the derivatives portfolio include current exposure levels (i.e., fair value prior to credit valuation adjustments) and expected exposure levels profiled over the maturity of the contracts. CDS market information, including either quoted single name CDS or index or other proxy CDS, is also considered. In addition, the credit valuation adjustments also take into account the netting and credit provisions of relevant agreements including collateral margin agreements and legally enforceable netting agreements. During the three and six months ended June 30, 2010, valuation adjustments of approximately $0.2 billion and $0.1 billion of losses, respectively, were recognized in principal transactions for counterparty credit risk. Valuation adjustments of approximately $0.7 billion of gains for the three months ended June 30, 2009 were recognized in principal transactions for counterparty credit risk, and were not material for the six months ended June 30, 2009. At both June 30, 2010 and December 31, 2009, the cumulative counterparty credit risk valuation adjustment that was reflected in derivative assets was $6.8 billion. In addition, the fair value of derivative liabilities is adjusted to reflect the impact of Merrill Lynch’s credit quality. During the three months ended June 30, 2010, valuation adjustments recognized in principal transactions were not material. For the six months ended June 30, 2010, valuation adjustments of approximately $0.1 billion were recognized as gains in principal transactions for changes in Merrill Lynch’s credit risk. Valuation adjustments of approximately $1 billion for the three months ended June 30, 2009 were recognized as losses in principal transactions for changes in Merrill Lynch’s credit risk, and were not material for the six months ended June 30, 2009. At June 30, 2010 and December 31, 2009, the cumulative credit risk valuation adjustment that was reflected in the derivative liabilities balance was $0.6 billion and $0.3 billion, respectively.

Monoline derivative credit exposure at June 30, 2010 had a notional value of $32.7 billion compared with $36.1 billion at December 31, 2009. Mark-to-market monoline derivative credit exposure was $9.7 billion at June 30, 2010 compared with $10.7 billion at December 31, 2009, driven by positive valuation adjustments on legacy assets and terminated monoline contracts. At both June 30, 2010 and December 31, 2009, the counterparty credit valuation adjustment related to monoline derivative exposure was $5.7 billion, which reduced Merrill Lynch’s net mark-to-market exposure to $4.0 billion at June 30, 2010, of which 59% related to a single counterparty.

Bank of America has guaranteed the performance of Merrill Lynch on certain derivative transactions. The aggregate amount of such derivative liabilities was approximately $2.2 billion and $2.5 billion at June 30, 2010 and December 31, 2009, respectively.

Credit-risk related contingent features

The majority of Merrill Lynch’s derivative contracts contain credit-risk-related contingent features, primarily within the ISDA agreements, that help to reduce the credit risk of these instruments as compared to other obligations of the respective counterparty with whom Merrill Lynch has transacted (e.g., other senior debt). These contingent features may be for the benefit of Merrill Lynch or may benefit Merrill Lynch’s counterparties in respect of changes in Merrill Lynch’s creditworthiness. At June 30, 2010 and December 31, 2009, Merrill Lynch posted collateral of $36.2 billion and $42.8 billion, respectively, under derivative contracts that were in a liability position, of which $30.6 billion and $38.2 billion, respectively, represented cash collateral, as noted above.

In connection with certain OTC derivatives transactions and other trading agreements, Merrill Lynch could be required to provide additional collateral to or terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of ML & Co. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or an amount related to the market value of the exposure. At June 30, 2010 and December 31, 2009, the amount of additional collateral and termination payments that would be required for such derivatives transactions and trading agreements was approximately $0.7 billion and $1.3 billion, respectively, in the event of a downgrade to low single-A by all credit agencies. A further downgrade of ML & Co.’s long-term senior debt credit rating to the BBB+ or equivalent level would require approximately $0.6 billion of additional collateral at both June 30, 2010 and December 31, 2009.

Note 7.  Securities Financing Transactions

Merrill Lynch enters into secured borrowing and lending transactions in order to meet customers’ needs and earn residual interest rate spreads, obtain securities for settlement and finance trading inventory positions.

Under these transactions, Merrill Lynch either receives or provides collateral, including U.S. Government and agency securities, asset-backed, corporate debt, equity, and non-U.S. government and agency securities. Merrill Lynch receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and other loans. Under most agreements, Merrill Lynch is permitted to sell or repledge the securities received (e.g., use the securities to secure repurchase agreements, enter into securities lending transactions, or deliver to counterparties to cover short positions). At June 30, 2010 and December 31, 2009, the fair value of securities received as collateral where Merrill Lynch is permitted to sell or repledge the securities was $310 billion and $308 billion, respectively, and the fair value of the portion that had been sold or repledged was $244 billion and $245 billion, respectively. Merrill Lynch may use securities received as collateral for resale agreements to satisfy regulatory requirements such as Rule 15c3-3 of the Securities Exchange Act of 1934.

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

Merrill Lynch pledges assets to collateralize repurchase agreements and other secured financings. Pledged securities that can be sold or repledged by the secured party are parenthetically disclosed in trading assets and investment securities on the Condensed Consolidated Balance Sheets. The carrying value and classification of securities owned by Merrill Lynch that have been pledged to counterparties where those counterparties do not have the right to sell or repledge at June 30, 2010 and December 31, 2009 are as follows:

(dollars in millions)
	June 30, 2010	December 31, 2009

Trading asset category
Equities and convertible debentures	$10,243	$7,647
Corporate debt and preferred stock	6,011	10,398
U.S. Government and agencies	3,198	1,455
Non-U.S. governments and agencies	2,732	1,786
Mortgages, mortgage-backed, and asset-backed securities	597	4,236
Municipals and money markets	-	8

Total	$22,781	$25,530

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

Company Guide, as well as private equity investments accounted for at fair value under the fair value option election. The carrying value of such private equity investments reflects expected exit values based upon market prices or other valuation methodologies, including market comparables of similar companies and discounted expected cash flows.

Investment securities reported on the Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009 are presented below. The decrease in available-for-sale securities from December 31, 2009 primarily reflects the sale of approximately $15 billion of securities, approximately $11 billion of which were sold to Bank of America during the first quarter of 2010.

(dollars in millions)
	June 30, 2010	December 31, 2009

Investment securities
Available-for-sale(1)	$1,734	$16,818
Held-to-maturity	252	246
Non-qualifying(2)	22,209	21,301

Total	$24,195	$38,365

(1)	The amount at December 31, 2009 includes $5.5 billion of investment securities reported in cash and securities segregated for regulatory purposes or deposited with clearing organizations.
(2)	Investments that are non-qualifying for Investment Accounting purposes, primarily equity investments, which includes Merrill Lynch’s investment in BlackRock, Inc.

Refer to Note 1 for Merrill Lynch’s accounting policy regarding other-than-temporary-impairment of investment securities. For the three and six months ended June 30, 2010, other-than-temporary impairment charges related to non-agency mortgage-backed available-for-sale securities were $39 million and $125 million, respectively, the credit-related portion of which was $37 million and $123 million, respectively. Other-than-temporary impairments related to available-for-sale securities were $294 million during both the three and six months ended June 30, 2009.

The impairment amounts reported for the quarterly periods reflect other-than-temporary losses associated with only those securities that were impaired during that quarter. The year-to-date amounts reflect the impact of all securities for which impairment losses were recognized in earnings during that period, and ongoing changes in the fair value of those securities.

Information regarding investment securities subject to Investment Accounting follows.

(dollars in millions)
	June 30, 2010

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale
Mortgage-backed securities:
Agency collateralized mortgage obligations	$738	$5	$-	$743
Non-agency	1,055	94	(158)	991

Total	1,793	99	(158)	1,734

Held-to-Maturity
Corporate debt and municipal	252	-	-	252

Total	$2,045	$99	$(158)	$1,986

(dollars in millions)
	December 31, 2009

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale
Mortgage-backed securities:
Agency collateralized mortgage obligations	$14,775	$449	$(11)	$15,213
Non-agency	1,952	154	(501)	1,605

Total Available-for-Sale Securities	16,727	603	(512)	16,818

Held-to-Maturity
Corporate debt and municipal	246	-	-	246

Total	$16,973	$603	$(512)	$17,064

As a result of the acquisition of Merrill Lynch by Bank of America, and the new cost bases established on January 1, 2009, there were no available-for-sale securities in an unrealized loss position for greater than one year as of December 31, 2009. The following table presents fair value and unrealized losses, after hedges, for available-for-sale securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2010.

(dollars in millions)
	Less Than 1 Year		More than 1 Year		Total
		Unrealized		Unrealized		Unrealized
Asset Category	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Non-agency collateralized mortgage obligations	$126	$(18)	$373	$(140)	$499	$(158)

The amortized cost and fair value of available-for-sale debt securities by expected maturity for mortgage-backed securities and contractual maturity for other debt securities at June 30, 2010 are as follows:

(dollars in millions)
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$476	$474	$-	$-
Due after one year through five years	963	930	252	252
Due after five years through ten years	138	137	-	-
Due after ten years	216	193	-	-

Total(1)	$1,793	$1,734	$252	$252

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay their obligations with or without prepayment penalties.

The proceeds and gross realized gains/(losses) from the sale of available-for-sale securities during the three and six months ended June 30, 2010 are as follows:

(dollars in millions)
	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010

Proceeds	$1,400	$14,827
Gross realized gains	60	406
Gross realized losses	(253)	(255)

Equity Method Investments

Summarized financial information for Merrill Lynch’s most significant equity method investee, BlackRock, Inc., is as follows:

(dollars in millions)
	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010

Revenues	$2,032	$4,027
Operating income	697	1,351
Earnings before income taxes	622	1,278
Net earnings	432	855

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

The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and consolidates the VIE. In accordance with new consolidation guidance effective January 1, 2010, Merrill Lynch is deemed to have a controlling financial interest and is the primary beneficiary of a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. As a result of this change in accounting, Merrill Lynch consolidated or deconsolidated certain VIEs and former QSPEs on January 1, 2010 that were previously unconsolidated or consolidated. The net incremental impact of this accounting change on

Merrill Lynch’s Condensed Consolidated Balance Sheet is set forth in the table below. The net effect of the accounting change was recorded as an adjustment to beginning retained earnings, net of tax.

(dollars in millions)
			Opening Balance
	Ending Balance Sheet	Net Increase /	Sheet
	December 31, 2009	(Decrease)	January 1, 2010

Assets
Trading assets, at fair value	$90,743	$6,217	$96,960
Derivative assets	49,582	(2,413)	47,169
Investment securities	32,840	1,093	33,933
Loans, notes, and mortgages (net)	37,663	(333)	37,330
All other assets	268,367	3,287	271,654

Total Assets	$479,195	$7,851	$487,046

Liabilities
Short-term borrowings	$853	$5,013	$5,866
Trading liabilities, at fair value	30,340	-	30,340
Derivative liabilities	35,120	(313)	34,807
Long-term borrowings	151,399	3,067	154,466
All other liabilities	220,345	228	220,573

Total Liabilities	438,057	7,995	446,052

Retained earnings	4,583	(144)	4,439
All other stockholders’ equity	36,555	-	36,555

Total Stockholders’ Equity	41,138	(144)	40,994

Total Liabilities and Stockholders’ Equity	$479,195	$7,851	$487,046

Certain tables below present the assets and liabilities of consolidated and unconsolidated VIEs if Merrill Lynch has continuing involvement with transferred assets or if Merrill Lynch otherwise has a variable interest in the VIE. For consolidated VIEs, these amounts are net of intercompany balances. The tables also present Merrill Lynch’s exposure to loss resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which Merrill Lynch holds a variable interest as of June 30, 2010 and December 31, 2009. Merrill Lynch’s maximum exposure to loss is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on Merrill Lynch’s Condensed Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. Merrill Lynch’s maximum exposure to loss does not include losses previously recognized.

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

Loan VIEs

Merrill Lynch securitizes mortgage loans that it originates or purchases from third parties. In certain circumstances, Merrill Lynch has continuing involvement with the securitized loans as servicer of the loans. Merrill Lynch may also retain beneficial interests in the securitization vehicles including senior and subordinated securities, and the equity tranche. Except as described below, Merrill Lynch does not provide guarantees to the securitization vehicles and investors do not have recourse to Merrill Lynch other than through standard representations and warranties.

Securitization activity for residential and commercial mortgages was not material for the three and six months ended June 30, 2010 and June 30, 2009.

The following table summarizes certain information related to Loan VIEs in which Merrill Lynch is either the transferor, servicer or sponsor and holds a variable interest as of June 30, 2010 and December 31, 2009.

(dollars in millions)
	Non-Agency
	Prime		Subprime		Commercial Mortgage

	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009	2010	2009

Unconsolidated VIEs:
Maximum loss exposure(1)(2)	$32	$99	$503	$1,143	$111	$101

Senior securities held(3)
Trading assets	$2	$3	$14	$10	$-	$-
Investment securities	7	-	1	-	-	-
Subordinated securities held(3)
Trading assets	-	-	18	-	-	-
Investment securities	-	-	25	-	-	-
Residual interests held	14	9	4	2	35	39

Total retained securities	$23	$12	$62	$12	$35	$39

Principal balance outstanding(4)	$595	$923	$31,524	$33,296	$7,251	$7,915

Consolidated VIEs:
Maximum loss exposure(1)	$67	$472	$595	$1,234	$-	$-

Derivative contracts	$64	$72	$89	$163	$-	$-
Loans, notes, and mortgages	-	436	1,766	1,746	-	-
Other assets	3	14	93	108	-	-

Total assets	$67	$522	$1,948	$2,017	$-	$-

Long-term borrowings	$-	$48	$1,391	$1,030	$-	$-
Derivative contracts	-	-	-	3	-	-
Other liabilities	-	3	31	-	-	-

Total liabilities	$-	$51	$1,422	$1,033	$-	$-

(1)	Maximum loss exposure excludes liabilities for representations and warranties.
(2)	Maximum loss exposure at December 31, 2009 included servicing assets that were transferred to a subsidiary of Bank of America in the first quarter of 2010.
(3)	Substantially all of the securities were in Level 2 in the fair value hierarchy.
(4)	Principal balance outstanding includes those loans that Merrill Lynch transferred and with which it has continuing involvement.

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

Merrill Lynch sells mortgage loans to VIEs with various representations and warranties related to, among other things, the ownership of the loan, validity of the lien securing the loan, absence of delinquent taxes or liens against the property securing the loan, the process used in selecting the loans for inclusion in a transaction, the loan’s compliance with any applicable loan criteria established by the buyer, and the loan’s compliance with applicable local, state and federal laws. Under these representations and warranties, Merrill Lynch may be required to repurchase mortgage loans with the identified defects or indemnify or provide other recourse to the investor or insurer. In such cases, Merrill Lynch bears any subsequent credit loss on the mortgage loans. Merrill Lynch’s representations and warranties are generally not subject to stated limits and extend over the life of the loans; however, most claims occur within the first few years. See Note 14.

Municipal Bond Securitizations

Merrill Lynch sponsors municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds, some of which are callable prior to maturity. The vast majority of the bonds are rated AAA or AA and some of the bonds benefit from insurance provided by monoline financial guarantors. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a frequent basis to third party investors. Merrill Lynch may serve as remarketing agent and/or liquidity provider for the trusts. The floating-rate investors have the right to tender the certificates at specified dates, often with as little as seven days’ notice. Should Merrill Lynch be unable to remarket the tendered certificates, it is generally obligated to purchase them at par under standby liquidity facilities. Merrill Lynch is not obligated to purchase the certificates under the standby liquidity facilities if the underlying bonds’ credit rating declines below investment grade or in certain events of default or bankruptcy of the issuer and insurer.

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

Merrill Lynch or an investor may hold the residual interest in the trust. If an investor holds the residual interest, that investor typically has the unilateral ability to liquidate the trust at any time, while Merrill Lynch typically has the ability to trigger the liquidation of that trust only if the market value of the bonds held in the trust declines below a specified threshold. The weighted average remaining life of bonds held at June 30, 2010 was 12.8 years.

The following table summarizes certain information related to municipal bond trusts in which Merrill Lynch holds a variable interest as of June 30, 2010 and December 31, 2009.

(dollars in millions)
	June 30, 2010			December 31, 2009
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Maximum Loss Exposure	$4,390	$1,482	$5,872	$138	$4,971	$5,109

On-balance sheet assets
Trading assets	$4,390	$274	$4,664	$138	$97	$235

Total	$4,390	$274	$4,664	$138	$97	$235

On-balance sheet liabilities
Derivative contracts	$-	$-	$-	$2	$287	$289
Short-term borrowings	4,603	-	4,603	-	-	-

Total	$4,603	$-	$4,603	$2	$287	$289

Total assets of VIEs	$4,390	$1,599	$5,989	$138	$5,264	$5,402

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

In the three and six months ended June 30, 2010, Merrill Lynch was the transferor of assets into unconsolidated municipal bond trusts and received cash proceeds from new securitizations of $370 million and $783 million, respectively, as compared with $176 million in each of the same periods of 2009. At June 30, 2010 and December 31, 2009, the principal balance outstanding for unconsolidated municipal bond securitization trusts for which Merrill Lynch was the transferor was $1.5 billion and $5.3 billion, respectively.

Merrill Lynch’s liquidity commitments to unconsolidated municipal bond trusts totaled $1.2 billion and $4.9 billion at June 30, 2010 and December 31, 2009, respectively. At June 30, 2010 and December 31, 2009, Merrill Lynch held $274 million and $61 million of floating-rate certificates, respectively, issued by unconsolidated municipal bond trusts in trading assets. At December 31, 2009, Merrill Lynch also held residual interests of $36 million. See Note 14.

Collateralized Debt Obligations (CDOs)

CDO vehicles hold diversified pools of fixed income securities, typically corporate debt or asset-backed securities, which they fund by issuing multiple tranches of debt and equity securities. Synthetic CDOs enter into a portfolio of credit default swaps to synthetically create exposure to fixed income securities. Collateralized Loan Obligations (CLOs) are a subset of CDOs that hold pools of loans, typically corporate loans or commercial mortgages. CDOs are typically managed by third party portfolio managers. Merrill Lynch transfers assets to these CDOs, holds securities issued by the CDOs, and may be a derivative counterparty to the CDOs, including credit default swap counterparty for synthetic CDOs. Merrill Lynch has also entered into total return swaps with certain CDOs whereby Merrill Lynch will absorb the economic returns generated by specified assets held by the CDO. Merrill Lynch receives fees for structuring CDOs and providing liquidity support for super senior tranches of securities issued by certain CDOs.

The following table summarizes certain information related to CDO vehicles in which Merrill Lynch holds a variable interest as of June 30, 2010 and December 31, 2009.

(dollars in millions)
	June 30, 2010			December 31, 2009
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Maximum Loss Exposure	$2,429	$3,376	$5,805	$2,449	$5,942	$8,391

On-balance sheet assets
Trading assets	$2,898	$483	$3,381	$2,785	$700	$3,485
Derivative contracts	-	1,103	1,103	-	2,085	2,085
Other assets	3	129	132	-	166	166

Total	$2,901	$1,715	$4,616	$2,785	$2,951	$5,736

On-balance sheet liabilities
Derivative contracts	$10	$23	$33	$-	$801	$801
Long-term borrowings	3,031	-	3,031	2,753	-	2,753

Total	$3,041	$23	$3,064	$2,753	$801	$3,554

Total assets of VIEs	$2,901	$45,318	$48,219	$2,785	$51,017	$53,802

In accordance with the new consolidation guidance, on January 1, 2010, Merrill Lynch consolidated $220 million of CDOs in which it has a controlling financial interest. Merrill Lynch does not routinely serve as collateral manager for CDOs and therefore does not typically have the power to direct the activities that most significantly impact the economic performance of a CDO. However, following an event of default, if Merrill Lynch is a majority holder of senior securities issued by a CDO and acquires the power to manage the assets of the CDO, Merrill Lynch consolidates the CDO. Generally, the creditors of the consolidated CDOs have no recourse to the general credit of Merrill Lynch. Prior to 2010, Merrill Lynch evaluated whether it must consolidate a CDO based principally on a determination of which party was expected to absorb a majority of the credit risk created in the CDO. In most circumstances Merrill Lynch did not consolidate these entities because it did not absorb a majority of the economic risks and rewards of the vehicles.

At June 30, 2010, Merrill Lynch had $2.2 billion notional amount of super senior liquidity exposure to CDO vehicles. This amount includes $920 million notional amount of liquidity support provided to certain synthetic CDOs, including $333 million to a consolidated CDO, in the form of unfunded lending commitments related to super senior securities. The lending commitments obligate Merrill Lynch to purchase the super senior CDO securities at par value if the CDOs need cash to make payments due under credit default swaps held by the CDOs. Merrill Lynch also had $1.3 billion notional amount of liquidity exposure to non-VIE third parties that hold super senior cash positions on Merrill Lynch’s behalf.

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

Merrill Lynch’s $3.6 billion of aggregate liquidity exposure to CDOs at June 30, 2010 is included in the above table to the extent that Merrill Lynch sponsored the CDO vehicle or the liquidity exposure to the CDO vehicle is more than insignificant as compared to total assets of the CDO vehicle. Liquidity exposure included in the table is reported net of previously recorded losses.

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

The following table summarizes certain information related to customer vehicles in which Merrill Lynch holds a variable interest as of June 30, 2010 and December 31, 2009.

(dollars in millions)
	June 30, 2010			December 31, 2009
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Maximum Loss Exposure	$3,160	$3,268	$6,428	$277	$7,681	$7,958

On-balance sheet assets
Trading assets	$1,802	$70	$1,872	$183	$243	$426
Derivative contracts	-	935	935	78	3,354	3,432
Loans, notes, and mortgages	-	-	-	-	65	65
Other assets	2,247	16	2,263	16	-	16

Total	$4,049	$1,021	$5,070	$277	$3,662	$3,939

On-balance sheet liabilities
Derivative contracts	$-	$46	$46	$-	$205	$205
Short-term borrowings	18	-	18	22	-	22
Long-term borrowings	2,309	-	2,309	50	74	124
Other liabilities	-	133	133	-	681	681

Total	$2,327	$179	$2,506	$72	$960	$1,032

Total assets of VIEs	$4,049	$5,519	$9,568	$277	$10,387	$10,664

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

Merrill Lynch is typically the counterparty for the credit and equity derivatives, and it may invest in securities issued by the vehicles. Merrill Lynch may also enter into interest rate or foreign currency derivatives with the vehicles. In certain instances, Merrill Lynch has entered into derivative contracts, typically total return swaps, with vehicles which obligate Merrill Lynch to purchase securities held as collateral at the vehicle’s cost, generally as a result of ratings downgrades. At June 30, 2010, the notional amount of such derivative contracts with unconsolidated vehicles was $149 million. This amount is included in the $1.5 billion notional amount of derivative contracts through which Merrill Lynch obtains funding from unconsolidated VIEs, described in Note 6. Merrill Lynch also had approximately $453 million of other liquidity commitments, including written put options and collateral value guarantees, with unconsolidated credit-linked and equity-linked note vehicles at June 30, 2010.

Real Estate and other VIEs

Real Estate and other VIEs primarily includes a real estate investment fund that is a VIE, investments in VIEs that hold investment property and certain hedge fund investment entities.

The following table summarizes certain information related to Real Estate and other VIEs in which Merrill Lynch holds a variable interest as of June 30, 2010 and December 31, 2009.

(dollars in millions)
	June 30, 2010			December 31, 2009
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Maximum Loss Exposure	$1,767	$2,054	$3,821	$1,342	$278	$1,620

On-balance sheet assets(1)
Trading assets	$192	$-	$192	$86	$-	$86
Derivative contracts	-	249	249	-	21	21
Investment securities	1,742	88	1,830	-	-	-
Loans, notes, and mortgages	290	1,736	2,026	313	257	570
Other assets	339	18	357	1,093	-	1,093

Total	$2,563	$2,091	$4,654	$1,492	$278	$1,770

On-balance sheet liabilities
Derivative contracts	$-	$9	$9	$-	$127	$127
Long-term borrowings	20	74	94	32	-	32
Other liabilities	935	-	935	78	-	78

Total	$955	$83	$1,038	$110	$127	$237

Total assets of VIEs(1)	$2,563	$5,741	$8,304	$1,492	$776	$2,268

(1)	In prior periods, unconsolidated real estate vehicles were generally considered VREs because they had sufficient equity to finance their operations when they were initially established. As such, most of these entities were not included in the December 31, 2009 unconsolidated information.

In accordance with the new consolidation guidance, on January 1, 2010, Merrill Lynch consolidated $1.5 billion of real estate and other VIEs in which it has a controlling financial interest. Merrill Lynch has established real estate investment funds designed to provide returns to clients through limited partnership holdings. Merrill Lynch is the general partner, making management decisions, and also has a limited partnership interest in these funds. In certain of these real estate funds, Merrill Lynch acts as investment advisor. In such capacity, Merrill Lynch provides these services for the benefit of clients. Such activities inherently involve risk to Merrill Lynch and investors, and in certain instances may result in loss. Although it is without any obligation or commitment to do so, Merrill Lynch anticipates providing more than an insignificant amount of support to a particular fund, and therefore considers that entity to be a VIE. The fund is consolidated by Merrill Lynch because it has a controlling financial interest through its general and limited partnership interests.

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

Other Transactions

Prior to 2010, Merrill Lynch transferred pools of securities to certain independent third parties and provided financing for approximately 75 percent of the purchase price under asset-backed financing arrangements. At June 30, 2010 and December 31, 2009, Merrill Lynch’s maximum loss exposure under these financing arrangements was $6.4 billion and $6.8 billion, respectively, substantially all of which was recorded as loans, notes and mortgages on Merrill Lynch’s Condensed Consolidated Balance Sheet. All principal and interest payments have been received when due in accordance with their contractual terms. These arrangements are not included in the tables above because the purchasers are not VIEs.

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

Loans, notes, mortgages and related commitments to extend credit at June 30, 2010 and December 31, 2009, are presented below. This disclosure includes commitments to extend credit that, if drawn upon, will result in loans held for investment or loans held for sale.

(dollars in millions)
	Loans		Commitments(1)
	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010(2)(3)	2009

Consumer:
Mortgages	$3,959	$4,700	$155	$167
Other	8,465	8,969	21	20
Commercial and small- and middle-market business:
Investment grade	10,365	11,105	5,978	6,187
Non-investment grade	9,841	12,922	3,509	4,170

	32,630	37,696	9,663	10,544
Allowance for loan losses	(54)	(33)	-	-
Reserve for lending-related commitments(4)	-	-	(574)	(825)

Total, net	$32,576	$37,663	$9,089	$9,719

(1)	Commitments are outstanding as of the date the commitment letter is issued and are comprised of closed and contingent commitments. Closed commitments represent the unfunded portion of existing commitments available for draw down. Contingent commitments are contingent on the borrower fulfilling certain conditions or upon a particular event, such as an acquisition. A portion of these contingent commitments may be syndicated among other lenders or the counterparty may replace the commitment with capital markets funding.
(2)	See Note 14 for a maturity profile of these commitments.
(3)	In addition to the loan origination commitments included in the table above, Merrill Lynch had agreements to purchase $700 million of loans that, upon settlement of the commitment, will be classified in loans held for investment or loans held for sale. See Note 14 for additional information.
(4)	Amounts are included within other payables on the Condensed Consolidated Balance Sheets.

Activity in the allowance for loan losses is presented below:

(dollars in millions)
	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009(1)

Allowance for loan losses, at beginning of period	$33	$-
Provision for loan losses	81	237
Charge-offs	(62)	-
Recoveries	-	4

Net (charge-offs)/recoveries	(62)	4
Other	2	1

Allowance for loan losses, at end of period	$54	$242

(1)	The allowance for loan losses as of December 26, 2008 was eliminated as of January 1, 2009 as a result of purchase accounting adjustments.

Consumer loans, substantially all of which are collateralized, consisted of approximately 139,000 individual loans at June 30, 2010. Commercial loans consisted of approximately 1,000 separate loans. The principal balance of non-accrual loans was $1.6 billion at June 30, 2010 and $2.8 billion at December 31, 2009. The investment grade and non-investment grade categorization is determined using the credit rating agency equivalent of internal credit ratings. Non-investment grade counterparties are those rated lower than the BBB- category.

The above amounts include $6.2 billion and $7.7 billion of loans held for sale at June 30, 2010 and December 31, 2009, respectively. Loans held for sale are loans that Merrill Lynch expects to sell prior to maturity. At June 30, 2010, such loans consisted of $3.0 billion of consumer loans, primarily residential mortgages, and $3.2 billion of commercial loans, approximately 2% of which were to investment grade counterparties. At December 31, 2009, such loans consisted of $3.6 billion of consumer loans, primarily residential mortgages, and $4.1 billion of commercial loans, approximately 9% of which were to investment grade counterparties.

In some cases, Merrill Lynch enters into single name and index credit default swaps to mitigate credit exposure related to funded and unfunded commercial loans. The notional value of these swaps totaled $3.0 billion and $3.2 billion at June 30, 2010 and December 31, 2009, respectively. The following tables provide information regarding Merrill Lynch’s net credit default protection associated with its funded and unfunded commercial loans as of June 30, 2010:

Net Credit Default Protection by Maturity Profile
June 30,
2010

Less than or equal to one year	20%
Greater than one year and less than or equal to five years	70
Greater than five years	10

Total net credit default protection	100%

Net Credit Default Protection by Credit Exposure Debt Rating
(dollars in millions)
	June 30,
	2010
	Net
Ratings(1)	Notional	Percent

AA	$(465)	15.4%
A	(1,042)	34.6
BBB	(620)	20.6
BB	(384)	12.7
B	(299)	9.9
CCC and below	(184)	6.1
NR	(21)	0.7

Total net credit default protection	$(3,015)	100.0%

(1)	Merrill Lynch considers ratings of BBB- or higher to meet the definition of investment grade.

Note 11. Goodwill and Intangible Assets

Goodwill

Goodwill is the cost of an acquired company in excess of the fair value of identifiable net assets at the acquisition date. Goodwill is tested annually (or more frequently under certain conditions) for impairment at the reporting unit level in accordance with ASC 350, Intangibles — Goodwill and Other (“Goodwill and Intangible Assets Accounting”). If the fair value of the reporting unit exceeds its carrying value, its goodwill is not deemed to be impaired. If the fair value is less than the carrying value, a further analysis is required to determine the amount of impairment, if any. Merrill Lynch’s next annual impairment test will be performed during the third quarter of 2010, based on financial information as of June 30, 2010.

The carrying amount of goodwill was $4.7 billion and $4.6 billion at June 30, 2010 and December 31, 2009, respectively.

Intangible Assets

Intangible assets with definite lives at June 30, 2010 and December 31, 2009 consisted primarily of value assigned to customer relationships. Intangible assets with definite lives are tested for impairment in accordance with ASC 360, Property, Plant and Equipment whenever certain conditions exist which would indicate the carrying amounts of such assets may not be recoverable. Intangible assets with definite lives are amortized over their respective estimated useful lives. Intangible assets with indefinite lives consist of value assigned to the Merrill Lynch brand and are tested for impairment in accordance with Goodwill and Intangible Assets Accounting. Intangible assets with indefinite lives are not amortized.

The gross carrying amounts of intangible assets with definite lives were $3.1 billion at both June 30, 2010 and December 31, 2009. Accumulated amortization of intangible assets amounted to $463 million and $309 million at June 30, 2010 and December 31, 2009, respectively. The carrying amounts of intangible assets with indefinite lives were $1.5 billion at both June 30, 2010 and December 31, 2009.

Amortization expense was $77 million and $154 million, respectively, for the three and six months ended June 30, 2010, and $112 million and $225 million, respectively, for the three and six months ended June 30, 2009.

Note 12. Borrowings and Deposits

Prior to Merrill Lynch’s acquisition by Bank of America, ML & Co. was the primary issuer of Merrill Lynch’s debt instruments. Debt instruments were also issued by certain subsidiaries. ML & Co. is no longer a primary issuer of new unsecured borrowings under the Bank of America platform. Bank of America has not assumed or guaranteed the long-term debt that was issued or guaranteed by ML & Co. or its subsidiaries prior to the acquisition of Merrill Lynch by Bank of America. Beginning late in the third quarter of 2009, in connection with the update or renewal of certain Merrill Lynch international securities offering programs, Bank of America agreed to guarantee debt securities, warrants and/or certificates issued by certain subsidiaries of ML & Co. on a going forward basis. All existing ML & Co. guarantees of securities issued by those same Merrill Lynch subsidiaries under various international securities offering programs will remain in full force and effect as long as those securities are outstanding, and Bank of America has not assumed any of those prior ML & Co. guarantees or otherwise guaranteed such securities. There were approximately $2.6 billion of securities guaranteed by Bank of America at June 30, 2010.

Following the completion of Bank of America’s acquisition of Merrill Lynch, ML & Co. became a subsidiary of Bank of America and established intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these intercompany agreements is a $75 billion one-year revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America for operating requirements at a spread to LIBOR that is reset periodically and is consistent with other intercompany agreements. This credit line was renewed effective January 1, 2010 with a maturity date of January 1, 2011. The credit line will automatically be extended by one year to the succeeding January 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. The agreement does not contain any financial or other covenants. There were no outstanding borrowings against the line of credit at June 30, 2010.

The value of Merrill Lynch’s debt instruments as recorded on the Condensed Consolidated Balance Sheets does not necessarily represent the amount that will be repaid at maturity. This is due to the following:

•	As a result of the acquisition by Bank of America, all debt instruments were adjusted to fair value on January 1, 2009;

•	Certain debt issuances are accounted for at fair value and incorporate changes in Merrill Lynch’s creditworthiness as well as other underlying risks (see Note 4);

•	Certain structured notes whose coupon or repayment terms are linked to the performance of debt and equity securities, indices, currencies or commodities reflect the fair value of those risks; and

•	Certain debt issuances are adjusted for the impact of fair value hedge accounting (see Note 6).

Total borrowings at June 30, 2010 and December 31, 2009, which are comprised of short-term borrowings, long-term borrowings and junior subordinated notes (related to trust preferred securities), consisted of the following:

(dollars in millions)
	June 30,	December 31,
	2010	2009

Senior debt	$74,088	$87,046
Senior structured notes	40,309	49,187
Subordinated debt	11,174	11,115
Junior subordinated notes (related to trust preferred securities)	3,563	3,552
Other subsidiary financing	1,592	969
Debt issued by consolidated VIEs	11,372	3,935

Total	$142,098	$155,804

Borrowings and deposits at June 30, 2010 and December 31, 2009, are presented below:

(dollars in millions)
	June 30,	December 31,
	2010	2009

Short-term borrowings
Other unsecured short-term borrowings	$2,180	$831
Short-term debt issued by consolidated VIEs(1)	4,621	22

Total	$6,801	$853

Long-term borrowings(2)
Fixed-rate obligations(3)	$68,426	$74,119
Variable-rate obligations(4)(5)	56,541	73,351
Other obligations and Zero-coupon contingent convertible debt (LYONs®)	16	16
Long-term debt issued by consolidated VIEs(1)	6,751	3,913

Total	$131,734	$151,399

Deposits
Non-U.S.	$12,961	$15,187

(1)	See Note 9 for additional information on debt issued by consolidated VIEs.
(2)	Excludes junior subordinated notes (related to trust preferred securities).
(3)	Fixed-rate obligations are generally swapped to variable rates.
(4)	Variable interest rates are generally based on rates such as LIBOR, the U.S. Treasury Bill Rate, or the Federal Funds Rate.
(5)	Includes structured notes.

See Note 5 for additional information on the fair value of long-term borrowings.

The weighted-average interest rates for borrowings at June 30, 2010 and December 31, 2009 (excluding structured products) were as follows:

	June 30,	December 31,
	2010	2009

Short-term borrowings	0.4%	2.0%
Long-term borrowings	3.7	3.7
Junior subordinated notes (related to trust preferred securities)	6.9	6.9

Merrill Lynch also obtains standby letters of credit from issuing banks to satisfy various counterparty collateral requirements, in lieu of depositing cash or securities collateral. Such standby letters of credit aggregated $1.8 billion and $1.4 billion at June 30, 2010 and December 31, 2009, respectively.

Long-Term Borrowings

At June 30, 2010, long-term borrowings mature as follows:

(dollars in millions)
	Amount	Percentage of Total

Less than 1 year	$24,407	19%
1 – 2 years	21,360	16
2 – 3 years	17,049	13
3 – 4 years	19,073	14
4 – 5 years	8,707	7
Greater than 5 years	41,138	31

Total	$131,734	100%

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

Senior and subordinated debt obligations do not contain provisions that could, upon an adverse change in ML & Co.’s credit rating, financial ratios, earnings or cash flows, trigger a requirement for an early payment, additional collateral support, changes in terms, acceleration of maturity, or the creation of an additional financial obligation, except for an immaterial amount of Floating Rate Liquid Yield Option Notes or “LYONs”.

See Note 12 to the Consolidated Financial Statements contained in the 2009 Annual Report for additional information on Borrowings.

Note 13. Stockholders’ Equity and Earnings Per Share

Preferred Equity

As of June 30, 2010 and December 31, 2009, preferred stockholders’ equity consisted of 12,000 shares of 9% non-voting mandatory convertible non-cumulative preferred stock, Series 2, par value $1.00 per share and liquidation preference of $100,000 per share and 5,000 shares of 9% non-voting mandatory convertible non-cumulative preferred stock, Series 3, par value $1.00 per share and liquidation preference of $100,000 per share. The convertible preferred stock is convertible into Bank of America common stock at the option of the holder and will automatically convert into Bank of America common stock on October 15, 2010.

Common Stock

As of the completion of the acquisition of Merrill Lynch by Bank of America, each outstanding share of ML & Co. common stock was converted into 0.8595 shares of Bank of America common stock. Since January 1, 2009, there have been 1,000 shares of ML & Co. common stock outstanding, all of which are owned by Bank of America.

Earnings Per Share

Earnings per share data is not presented for the three and six months ended June 30, 2010 and June 30, 2009 as Merrill Lynch was a wholly-owned subsidiary of Bank of America during those periods.

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

In view of the inherent difficulty of predicting the outcome of such litigation and regulatory matters, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, Merrill Lynch generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each pending matter may be.

In accordance with applicable accounting guidance, Merrill Lynch establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, Merrill Lynch does not establish an accrued liability. As a litigation or regulatory matter develops, Merrill Lynch, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, Merrill Lynch will establish an accrued liability with respect to such loss contingency and continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding fees paid to external legal service providers, litigation-related expenses of $118 million and $119 million were recognized during the three and six months ended June 30, 2010. Such expenses for the three and six months ended June 30, 2009 were $90 million and $161 million, respectively.

In some of the matters described in Part II, Item 1 of this Form 10-Q, in Part II, Item 1 of Merrill Lynch’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and in Note 14 to the Consolidated Financial Statements included in the 2009 Annual Report, including but not limited to the

Lehman Brothers Holdings, Inc. matters, loss contingencies are not both probable and estimable in the view of management, and accordingly, an accrued liability has not been established for those matters. For those litigation matters disclosed herein, in Part II, Item 1 of Merrill Lynch’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and in Note 14 to the Consolidated Financial Statements included in the 2009 Annual Report, for which a loss is reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the only such matters as to which Merrill Lynch is able to estimate a range of possible loss are those where such range would not be material. Information is provided in Part II, Item I of this Form 10-Q, in Part II, Item 1 of Merrill Lynch’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and included in Note 14 to the Consolidated Financial Statements included in the 2009 Annual Report regarding the nature of these contingencies and, where specified, the amount of the claim associated with these loss contingencies. Based on current knowledge, management does not believe that loss contingencies arising from pending litigation and regulatory matters, including the litigation and regulatory matters described in Part II, Item I of this Form 10-Q, will have a material adverse effect on the consolidated financial position or liquidity of Merrill Lynch. However, in light of the inherent uncertainties involved in these matters, and the very large or indeterminate damages sought in some or all of these matters, an adverse outcome in some or all of these matters could be material to Merrill Lynch’s results of operations or cash flows for any particular reporting period.

Commitments

At June 30, 2010, Merrill Lynch’s commitments had the following expirations:

(dollars in millions)
		Commitment expiration
		Less than	1 - 3	3 - 5	Over 5
	Total	1 year	years	years	years

Lending commitments	$9,663	$2,008	$6,071	$1,416	$168
Purchasing and other commitments	6,651	3,464	1,432	711	1,044
Operating leases	3,174	717	1,204	597	656
Commitments to enter into forward dated resale and securities borrowing agreements	86,836	86,836	-	-	-
Commitments to enter into forward dated repurchase and securities lending agreements	56,216	56,216	-	-	-

Total	$162,540	$149,241	$8,707	$2,724	$1,868

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

Purchasing and Other Commitments

Merrill Lynch had commitments to purchase partnership interests, primarily related to private equity and principal investing activities at June 30, 2010 and December 31, 2009 of $1.0 and $1.2 billion, respectively. Merrill Lynch also has entered into agreements with providers of market data, communications, systems consulting, and other office-related services. At both June 30, 2010 and December 31, 2009, minimum fee commitments over the remaining life of these agreements totaled $1.8 billion. Merrill Lynch entered into commitments to purchase loans of $3.2 billion, which, upon settlement of the commitment, will be included in trading assets, loans held for investment or loans held for sale at June 30, 2010. Such commitments totaled $2.2 billion at December 31, 2009. Other purchasing commitments amounted to $0.7 billion and $0.5 billion at June 30, 2010 and December 31, 2009, respectively.

In the normal course of business, Merrill Lynch enters into commitments for underwriting transactions. Settlement of these transactions as of June 30, 2010 would not have a material effect on the Condensed Consolidated Balance Sheet of Merrill Lynch.

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

Guarantees

Merrill Lynch issues various guarantees to counterparties in connection with certain leasing, securitization and other transactions. Merrill Lynch’s guarantee arrangements and their expiration at June 30, 2010 are summarized as follows (see Note 6 for information related to derivative financial instruments within the scope of Guarantees Accounting):

(dollars in millions)
	Expiration
	Maximum	Less than 1				Carrying
	Payout	year	1 - 3 years	3 - 5 years	Over 5 years	Value

Standby liquidity facilities	$1,253	$595	$3	$630	$25	$-
Residual value guarantees	415	-	95	320	-	-
Standby letters of credit and other guarantees	24,627	787	182	55	23,603	145

Standby Liquidity Facilities

Standby liquidity facilities are primarily comprised of liquidity facilities provided to certain unconsolidated municipal bond securitization VIEs. In these arrangements, Merrill Lynch is required to fund these standby liquidity facilities if the fair value of the assets held by the VIE declines below par value and certain other contingent events take place. Any payments under the facilities are offset by economic hedges entered into by Merrill Lynch. Based upon historical activity, it is considered remote that future payments would need to be made under these guarantees. Refer to Note 9 for further information.

Auction Rate Security (“ARS”) Guarantees

Under the terms of its announced purchase program as augmented by the global agreement reached with the New York Attorney General, the Securities and Exchange Commission, the Massachusetts Securities Division and other state securities regulators, Merrill Lynch agreed to purchase ARS at par from its retail clients, including individual, not-for-profit, and small business clients, beginning in 2008. The final date of the ARS purchase program was January 15, 2010. At December 31, 2009, a liability of $24 million was recorded related to these guarantees. No liability was recorded as of June 30, 2010.

Residual Value Guarantees

At June 30, 2010, residual value guarantees of $415 million consist of amounts associated with certain power plant facilities. Payments under these guarantees would only be required if the fair value of such assets declined below their guaranteed value. As of June 30, 2010, no payments have been made under this guarantee, as Merrill Lynch believes that the estimated fair value of such assets was in excess of their guaranteed value.

Standby Letters of Credit and Other Guarantees

Merrill Lynch provides guarantees to certain counterparties in the form of standby letters of credit in the amount of $0.8 billion. Payment risk is evaluated based upon historical payment activity.

In connection with residential mortgage loan and other securitization transactions, Merrill Lynch typically makes representations and warranties about the underlying assets. If there is a material breach of such representations and warranties, Merrill Lynch may have an obligation to repurchase the assets or indemnify the purchaser against any loss. For residential mortgage loan and other securitizations, the maximum potential amount that could be required to be repurchased is the current outstanding asset balance. Specifically related to First Franklin activities, there is currently approximately $23 billion (including loans serviced by others) of outstanding loans that First Franklin sold in various asset sales and securitization transactions where there may be an obligation to repurchase the asset or indemnify the purchaser against the loss if claims are made and it is ultimately determined that there has been a material breach related to such loans. The risk of repurchase under the First Franklin representations and warranties is evaluated by management based on an analysis of the unpaid principal balance on the loans sold along with historical payment experience and general market conditions. The repurchase reserve liability arising from these First Franklin residential mortgage sales and securitization transactions was $145 million at June 30, 2010.

In October 2009, BAI was acquired by Merrill Lynch. As a result, Merrill Lynch became the guarantor of a contract with a third party to provide clearing services that include underwriting margin loans to BAI’s clients. This contract stipulates that Merrill Lynch will indemnify the third party for any losses that occur related to the margin loans made to BAI’s clients. The maximum potential future payment under this indemnification was $804 million and $657 million at June 30, 2010 and December 31,

2009, respectively. Historically, any payments made under this indemnification have not been material. As these margin loans are highly collateralized by the securities held by the brokerage clients, Merrill Lynch has assessed the probability of making such payments in the future as remote. This indemnification will end with the termination of the clearing contract, which is expected to occur in the third quarter of 2010.

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

Defined Benefit Pension Plans

In 1988, Merrill Lynch purchased a group annuity contract that guarantees the payment of benefits vested under the terminated U.S. pension plan. Merrill Lynch, under a supplemental agreement, may be responsible for, or benefit from actual experience and investment performance of the annuity assets. Under this agreement, Merrill Lynch made no contribution for the three months ended June 30, 2009 and contributed $120 million for the six months ended June 30, 2009. Merrill Lynch made no contribution for the three and six months ended June 30, 2010. Additional contributions may be required in the future under this agreement.

Pension cost for the three and six months ended June 30, 2010 and June 30, 2009 included the following components:

(dollars in millions)
	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	U.S. Plans	Non-U.S. Plans	Total	U.S. Plans	Non-U.S. Plans	Total

Service cost	$-	$7	$7	$-	$14	$14
Interest cost	28	20	48	53	40	93
Expected return on plan assets	(34)	(22)	(56)	(69)	(44)	(113)
Amortization of net actuarial (gains)/losses	1	-	1	1	-	1

Total defined benefit pension cost	$(5)	$5	$-	$(15)	$10	$(5)

(dollars in millions)
	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	U.S. Plans	Non-U.S. Plans	Total	U.S. Plans	Non-U.S. Plans	Total

Service cost	$-	$7	$7	$-	$13	$13
Interest cost	24	18	42	49	35	84
Expected return on plan assets	(37)	(18)	(55)	(74)	(35)	(109)

Total defined benefit pension cost	$(13)	$7	$(6)	$(25)	$13	$(12)

For 2010, Merrill Lynch expects to contribute approximately $1 million and $77 million to its U.S. non-qualified pension plan and non-U.S. defined benefit pension plans, respectively.

Postretirement Benefits Other Than Pensions

Other postretirement benefit expense for the three and six months ended June 30, 2010 were $8 million and $15 million, respectively, and were $5 million and $9 million, respectively, for the three and six months ended June 30, 2009. Approximately 96% of the postretirement benefit cost components for the period relate to the U.S. postretirement plan.

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

Securities Regulation

As a registered broker-dealer and futures commission merchant, MLPF&S is subject to the uniform net capital requirements of the Securities Exchange Commission (“SEC”) Rule 15c3-1, and Commodity Futures Trading Commission (“CFTC”) Regulation 1.17. MLPF&S has elected to compute the minimum capital requirement in accordance with the “Alternative Net Capital Requirement” as permitted by SEC Rule 15c3-1. At June 30, 2010, MLPF&S’s regulatory net capital as defined by Rule 15c3-1 was $5.3 billion and exceeded the minimum requirement of $642 million by $4.7 billion.

In accordance with the Alternative Net Capital Requirement, MLPF&S is required to maintain tentative net capital in excess of $1 billion, net capital in excess of $500 million, and notify the SEC in the event its tentative net capital is less than $5 billion. As of June 30, 2010, MLPF&S had tentative net capital and net capital in excess of the minimum and notification requirements.

Merrill Lynch International (“MLI”), a U.K. regulated investment firm, is subject to capital requirements of the Financial Services Authority (“FSA”). Financial resources, as defined, must exceed the total financial resources requirement set by the FSA. At June 30, 2010, MLI’s financial resources were $18.0 billion, exceeding the minimum requirement by $3.0 billion.

Merrill Lynch Japan Securities Co., Ltd. (“MLJS”), a Japan-based regulated broker-dealer, is subject to capital requirements of the Japanese Financial Services Agency (“JFSA”). Net capital, as defined, must exceed 120% of the total risk equivalents requirement of the JFSA. At June 30, 2010, MLJS’s net capital was $1.6 billion, exceeding the minimum requirement by $1.0 billion.

Banking Regulation

Merrill Lynch International Bank Limited (“MLIB”), an Ireland-based regulated bank, is subject to the capital requirements of the Irish Financial Services Regulatory Authority (“IFSRA”). MLIB is required to meet minimum regulatory capital requirements under the European Union (“EU”) banking law as implemented in Ireland by the IFSRA. At June 30, 2010, MLIB’s financial resources were $14.9 billion, exceeding the minimum requirement by $3.6 billion.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Non-GAAP Financial Measures

We have included certain statements in this report that may be considered forward-looking, including those about management expectations and intentions regarding an income tax charge resulting from a reduction in the U.K. corporate income tax rate, the impact of off-balance sheet exposures, significant contractual obligations and anticipated results of litigation and regulatory investigations and proceedings. These forward-looking statements represent only Merrill Lynch & Co., Inc.’s (“ML & Co.” and, together with its subsidiaries, “Merrill Lynch”, the “Company”, “we”, “our” or “us”) beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond our control, which affect our operations, performance, business strategy and results and could cause our actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by both current and potential competitors and counterparties, general economic conditions, market conditions, the effects of current, pending and future legislation, regulation and regulatory actions including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”), the actions of ratings agencies and the other risks and uncertainties detailed in this report, including in “Risk Factors” in Part II, Item 1A and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”). Accordingly, you should not place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. The reader should, however, consult further disclosures we may make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

From time to time, we may also disclose financial information on a non-GAAP basis where management uses this information and believes this information will be valuable to investors in gauging the quality of our financial performance, identifying trends in our results and providing more meaningful period-to-period comparisons.

Introduction

Merrill Lynch was formed in 1914 and became a publicly traded company on June 23, 1971. In 1973, we created the holding company, ML & Co., a Delaware corporation that, through its subsidiaries, is one of the world’s leading capital markets, advisory and wealth management companies. We are a leading global trader and underwriter of securities and derivatives across a broad range of asset classes, and we serve as a strategic advisor to corporations, governments, institutions and individuals worldwide. In addition, as of June 30, 2010, we owned approximately 34 percent of the economic interest of BlackRock, Inc. (“BlackRock”), one of the world’s largest publicly traded investment management companies with approximately $3.2 trillion in assets under management at June 30, 2010.

Bank of America Acquisition and Basis of Presentation

On January 1, 2009, Merrill Lynch was acquired by Bank of America Corporation (“Bank of America”) through the merger of a wholly owned subsidiary of Bank of America with and into ML & Co., with ML & Co. continuing as the surviving corporation and a wholly owned subsidiary of Bank of America. Upon completion of the acquisition, each outstanding share of ML & Co. common stock was converted into 0.8595 shares of Bank of America common stock. As of the completion of the acquisition, ML & Co. Series 1 through Series 8 preferred stock were converted into Bank of America preferred stock with substantially identical terms to the corresponding series of Merrill Lynch preferred stock (except for additional voting rights provided to the Bank of America securities). The Merrill Lynch 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 2, and 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 3, that was outstanding immediately prior to the completion of the acquisition remained issued and outstanding subsequent to the acquisition, but are now convertible into Bank of America common stock at the option of the holder and will automatically convert into Bank of America common stock on October 15, 2010.

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

As disclosed in Note 22 to the Consolidated Financial Statements contained in the 2009 Annual Report, Merrill Lynch adjusted previously reported 2009 quarterly amounts related to the valuation of certain long-term borrowings, primarily structured notes. Merrill Lynch also recorded revisions to certain purchase accounting adjustments made in connection with the acquisition of Merrill Lynch by Bank of America. In addition, Merrill Lynch’s previously reported quarterly results for 2009 were adjusted to include the results of Banc of America Investment Services, Inc. (“BAI”), which was contributed by Bank of America to Merrill Lynch in October 2009, as if the contribution had occurred on January 1, 2009 (see “Executive Overview — Transactions with Bank of America — Acquisition of BAI from Bank of America”). The aggregate impact of the above adjustments increased the net loss for the three months ended June 30, 2009 by $221 million and decreased net earnings for the six months ended June 30, 2009 by $131 million.

As a result of the acquisition of Merrill Lynch by Bank of America, certain information is not required in this Form 10-Q as permitted by General Instruction H of Form 10-Q. We have also abbreviated Management’s Discussion and Analysis of Financial Condition and Results of Operations as permitted by General Instruction H.

Executive Overview

Company Results

We reported net earnings for the three and six months ended June 30, 2010 of $360 million and $1.6 billion compared with a net (loss) / earnings of $(2.0) billion and $1.7 billion for the three and six months ended June 30, 2009. Revenues, net of interest expense (“net revenues”) for the three and six months ended June 30, 2010 were $5.7 billion and $13.2 billion compared with $2.0 billion and $12.3 billion for the three and six months ended June 30, 2009. Pre-tax earnings were $225 million and $2.2 billion for the three and six months ended June 30, 2010 compared with pre-tax (losses) / earnings of $(3.2) billion and $2.2 billion for the three and six months ended June 30, 2009.

The increase in net earnings and net revenues for the quarter ended June 30, 2010 primarily reflected higher revenues from the impact of changes in Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities, primarily structured notes. During the quarter ended June 30, 2010, we recorded net gains of $1.2 billion associated with such long-term debt liabilities due to the widening of Merrill Lynch’s credit spreads, while in the prior year period we recorded net losses of $3.6 billion due to the narrowing of Merrill Lynch credit spreads. This increase was partially offset by lower sales and trading and investment banking revenues as well as higher non-interest expenses. The results for the six months ended June 30, 2010 included net gains of $1.4 billion due to the impact of the widening of Merrill Lynch’s credit spreads on the carrying value of long-term debt liabilities, while in the six months ended June 30, 2009 we recorded net losses of $1.4 billion due to the narrowing of our credit spreads. The results for both the three and six month periods in 2010 reflected the absence of revenues from Merrill Lynch Bank USA (“MLBUSA”) and Merrill Lynch Bank & Trust Co., FSB (“MLBT-FSB”), which were sold to Bank of America in the third and fourth quarters of 2009, respectively (see “Transactions with Bank of America — Sale of U.S. Banks to Bank of America”).

Our net earnings / (loss) applicable to our common shareholder were $322 million and $1.6 billion for the three and six months ended June 30, 2010 compared with $(2.1) billion and $1.7 billion for the three and six month periods of 2009.

Transactions with Bank of America

Asset and Liability Transfers

Subsequent to the Bank of America acquisition, certain assets and liabilities were transferred at fair value between Merrill Lynch and Bank of America. These transfers were made in connection with the integration of certain trading activities with Bank of America and efforts to manage risk in a more effective and efficient manner at the consolidated Bank of America level. During the six months ended June 30, 2010, such asset or liability transfers were not significant. During the six months ended June 30, 2009, Merrill Lynch transferred approximately $47 billion each of assets and liabilities to Bank of America, and Bank of America transferred approximately $40 billion of assets and $18 billion of liabilities to Merrill Lynch. In the future, Merrill Lynch and Bank of America may continue to transfer certain assets and liabilities to (and from) each other.

In addition to these transfers, during the six months ended June 30, 2010, Merrill Lynch sold approximately $11 billion of available-for-sale securities to Bank of America, which resulted in a realized gain of approximately $280 million.

During 2009, Merrill Lynch also sold two of its bank subsidiaries to Bank of America and acquired a broker-dealer subsidiary from Bank of America. These transactions are discussed below.

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

Results Of Operations

(dollars in millions)
					% Change between the	% Change between the
					Three Months Ended	Six Months Ended
	Three Months	Six Months	Three Months	Six Months	June 30, 2010 and	June 30, 2010 and
	Ended	Ended	Ended	Ended	the Three Months	the Six Months
	June 30,	June 30,	June 30,	June 30,	Ended June 30,	Ended June 30,
	2010	2010	2009	2009	2009	2009

Revenues
Principal transactions	$2,100	$5,318	$(1,828)	$4,086	N/M	30%
Commissions	1,460	2,927	1,626	3,006	(10)%	(3)
Managed account and other fee-based revenues	1,161	2,212	1,064	2,220	9	-
Investment banking	716	1,383	862	1,468	(17)	(6)
Earnings from equity method investments	96	377	54	94	78	301
Other(1)	1,235	2,303	797	1,068	55	116

Subtotal	6,768	14,520	2,575	11,942	163	22
Interest and dividend revenues	1,002	2,817	2,443	6,826	(59)	(59)
Less interest expense	2,053	4,093	2,969	6,424	(31)	(36)

Net interest (expense)/profit	(1,051)	(1,276)	(526)	402	100	N/M

Revenues, net of interest expense	5,717	13,244	2,049	12,344	179	7

Non-interest expenses:
Compensation and benefits	3,476	7,320	3,411	6,689	2	9
Communications and technology	460	922	498	897	(8)	3
Occupancy and related depreciation	318	623	314	585	1	6
Brokerage, clearing, and exchange fees	262	542	260	532	1	2
Advertising and market development	94	179	55	161	71	11
Professional fees	177	321	153	255	16	26
Office supplies and postage	34	77	38	80	(11)	(4)
Other	671	1,102	506	957	33	15

Total non-interest expenses	5,492	11,086	5,235	10,156	5	9

Pre-tax earnings/(loss)	225	2,158	(3,186)	2,188	N/M	(1)
Income tax (benefit)/expense	(135)	529	(1,145)	479	(88)	10

Net earnings/(loss)	$360	$1,629	$(2,041)	$1,709	N/M	(5)

Preferred stock dividends	38	76	38	53	-	43

Net earnings/(loss) applicable to common stockholder	$322	$1,553	$(2,079)	$1,656	N/M	(6)

(1)	Amounts include other income and other-than-temporary impairment losses on available-for-sale debt securities. The other-than-temporary impairment losses were $37 million and $123 million for the three and six months ended June 30, 2010, and were $294 million for the three and six months ended June 30, 2009.
N/M = Not meaningful.

Quarterly Consolidated Results of Operations

Our net earnings for the quarter ended June 30, 2010 were $360 million compared with a net loss of $2.0 billion for the quarter ended June 30, 2009. Net revenues for the second quarter of 2010 were $5.7 billion compared with $2.0 billion in the prior year period.

Principal transactions revenues include both realized and unrealized gains and losses on trading assets and trading liabilities and investment securities classified as trading. Principal transactions revenues were $2.1 billion for the quarter ended June 30, 2010 compared with negative $1.8 billion for the quarter ended June 30, 2009. The increase in principal transactions revenues primarily reflected the impact of changes in Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities, primarily structured notes. During the quarter ended June 30, 2010, we recorded net gains of $1.2 billion associated with such long-term debt liabilities due to the widening of Merrill Lynch’s credit spreads, while in the prior year period we recorded net losses of $3.6 billion due to the narrowing of Merrill Lynch credit spreads. This increase in principal transaction revenues was partially offset by lower sales and trading revenues, which reflected generally difficult market conditions in the quarter ended June 30, 2010, as concerns over European sovereign debt and pending regulatory reform proposals in the U.S. contributed to greater market uncertainty. Revenues from our credit products business declined due to less favorable market conditions during the quarter ended June 30, 2010, including widening credit spreads. Equity trading revenues declined and reflected lower revenues from cash and derivative equity products due to more challenging market conditions and lower transaction volumes as compared with the prior year. Revenues from commodity products also declined. These decreases in sales and trading revenues were partially offset by higher revenues generated from our mortgage product business, as the results from the prior year period reflected net write-downs on certain mortgage exposures, including credit valuation adjustments related to financial guarantors.

Net interest profit/(expense) is a function of (i) the level and mix of total assets and liabilities, including trading assets owned, deposits, financing and lending transactions, and trading strategies associated with our businesses, and (ii) the prevailing level, term structure and volatility of interest rates. Net interest profit/(expense) is an integral component of trading activity. In assessing the profitability of our client facilitation and trading activities, we view principal transactions and net interest profit/(expense) in the aggregate as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause the mix of principal transactions and net interest profit/(expense) to fluctuate from period to period. Net interest expense was $1.1 billion for the quarter ended June 30, 2010 as compared with net interest expense of $526 million for the quarter ended June 30, 2009. The decline in net interest revenues in 2010 included the impact from the absence of net interest revenues from MLBUSA and MLBT-FSB, which were sold to Bank of America during the latter half of 2009. The results in both periods were also affected by interest expenses associated with certain structured equity financing activities within our global markets financing and services business. The effect of the higher net interest expense associated with the structured equity financing activities is offset in Principal transactions revenues.

Commissions revenues primarily arise from agency transactions in listed and OTC equity securities and commodities and options. Commissions revenues also include distribution fees for promoting and distributing mutual funds. Commissions revenues were $1.5 billion for the quarter ended June 30, 2010, a decrease of 10% from the prior year period. The decrease was due to lower revenues from our equity trading business, as the prior-year period included revenues associated with the issuance of equity securities by Bank of America. This decrease was partially offset by higher commissions from our global wealth management activities, primarily reflecting increased revenues from equity products and mutual funds.

Managed account and other fee-based revenues primarily consist of asset-priced portfolio service fees earned from the administration of separately managed and other investment accounts for retail investors, annual account fees, and certain other account-related fees. Managed account and other fee-based revenues were $1.2 billion for the quarter ended June 30, 2010, an increase of 9% from the prior year period. The increase was primarily driven by higher fee-based revenues from our global wealth management activities, reflecting higher levels of fee-based assets from which such revenues are generated as compared with the prior year. This increase was partially offset by the absence of servicing and other fees associated with MLBUSA and MLBT-FSB, which were sold to Bank of America during the latter half of 2009.

Investment banking revenues include (i) origination revenues representing fees earned from the underwriting of debt, equity and equity-linked securities, as well as loan syndication and commitment fees and (ii) advisory services revenues including merger and acquisition and other investment banking advisory fees. Investment banking revenues were $716 million for the quarter ended June 30, 2010, a decrease of 17% from the prior year period. Underwriting revenues decreased 25% to $516 million, primarily reflecting lower revenues from equity underwriting transactions. Revenues from advisory services increased 12% to $200 million, reflecting a higher level of merger and acquisition activity as compared with the prior year.

Earnings from equity method investments include our pro rata share of income and losses associated with investments accounted for under the equity method of accounting. Earnings from equity method investments were $96 million for the quarter ended June 30, 2010 compared with $54 million for the quarter ended June 30, 2009. The increase primarily reflected higher revenues from certain investments, including BlackRock. Refer to Note 8 to the Consolidated Financial Statements included in the 2009 Annual Report for further information on equity method investments.

Other revenues include gains and losses on investment securities, including certain available-for-sale securities, gains and losses on private equity investments, and gains and losses on loans and other miscellaneous items. Other revenues were $1.2 billion for the quarter ended June 30, 2010 compared with $797 million in the prior year period. The increase reflects net increases in the fair value of certain private equity investments.

Compensation and benefits expenses were $3.5 billion for the quarter ended June 30, 2010, an increase of 2% from the prior year period. The increase was primarily driven by higher compensation costs, including the impact of an incremental payroll tax in the U.K. On April 8, 2010, the U.K. enacted into law a one-time employer payroll tax of 50% on bonuses awarded to employees of applicable banking entities between December 9, 2009 and April 5, 2010. The impact of this tax was approximately $330 million and is included in our compensation and benefits expense for the quarter ended June 30, 2010. These increases were partially offset by lower incentive-based compensation accruals, lower severance costs, and the absence of compensation costs associated with MLBUSA and MLBT-FSB, which were sold to Bank of America during the latter half of 2009.

Non-compensation expenses were $2.0 billion for the quarter ended June 30, 2010 and $1.8 billion in the prior year period. Advertising and market development costs were $94 million as compared with $55 million in the prior period. The increase was primarily due to higher travel and entertainment and promotion and marketing expenses. Professional fees were $177 million, which increased 16% primarily due to higher employee recruitment and other professional fees. Other expenses were $671 million, an increase of 33%, which included higher legal costs and expenses associated with non-controlling interests of certain principal investments, as well as higher intercompany service fees from Bank of America.

The income tax benefit for the three months ended June 30, 2010 was $135 million compared with a benefit of $1.1 billion for the comparable period of 2009. The effective tax rate was (60.0)% for the second quarter of 2010 compared with 35.9% in the prior year. The effective tax rate for the second quarter of 2010 was driven by the release of $145 million of a valuation allowance provided for capital loss carryforward tax benefits and by the level and geographic mix of our pre-tax earnings.

On July 27, 2010, the U.K. enacted a change in law to reduce the corporate income tax rate by 1%, effective for the 2011 U.K. tax financial year beginning on April 1, 2011. Such reduction favorably affects income tax expense on future U.K. earnings, but also requires us to revalue our U.K. net deferred tax assets using the lower tax rate. During the third quarter of 2010, Merrill Lynch expects to record a charge to income tax expense of nearly $400 million for this revaluation. If future rate reductions were to be enacted as suggested in U.K. Treasury announcements, a similar charge to income tax expense for each 1% reduction in the rate would result in each period of enactment.

Year-to-Date Consolidated Results of Operations

For the first six months of 2010, our net earnings were $1.6 billion compared with $1.7 billion in the prior year period. Net revenues for the first half of 2010 were $13.2 billion compared with $12.3 billion in the prior year period. The increase in net revenues in 2010 included the impact from changes of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities, primarily structured notes. For the six months ended June 30, 2010, we recorded net gains of $1.4 billion due to the impact of the widening of Merrill Lynch’s credit spreads on the carrying value of long-term debt liabilities, while in the six months ended June 30, 2009 we recorded net losses of $1.4 billion due to the narrowing of our credit spreads. This increase in net revenues was partially offset by lower sales and trading and investment banking revenues, as well as the absence of revenues from MLBUSA and MLBT-FSB, which were sold to Bank of America in the third and fourth quarters of 2009, respectively.

Compensation and benefits expenses were $7.3 billion for the first half of 2010, an increase of 9% from $6.7 billion in the first half of 2009. The increase was attributable to higher compensation costs, including the impact of higher expenses associated with stock-based compensation awards to retirement-eligible employees and the one-time employer payroll tax in the U.K., partially offset by lower incentive-based compensation accruals.

Non-compensation expenses were $3.8 billion for the first half of 2010, an increase of 9% from the first half of 2009. Professional fees were $321 million and increased 26% primarily due to higher employee recruitment, legal and other professional fees. Other expenses were $1.1 billion, an increase of 15%, which included higher legal costs and expenses associated with non-controlling interests of certain principal investments, as well as higher intercompany service fees from Bank of America.

Income tax expense was $529 million for the six months ended June 30, 2010 compared with $479 million for the prior year period. The effective tax rate for the first half of 2010 was 24.5% compared with 21.9% in the prior year period. The increase in the effective tax rate was primarily due to the release during the second quarter of 2010 of $145 million of a valuation allowance provided for capital loss carryforward tax benefits offsetting a lower percentage of pre-tax income than a similar item offset in the comparative 2009 period.

Long-standing deferral provisions applicable to active finance income earned by certain foreign subsidiaries expired for taxable years beginning on or after January 1, 2010. The impact of the expiration of these provisions, which is dependent upon the amount, composition and geographic mix of our 2010 earnings, was an income tax expense of $20 million during the first half of 2010. If these deferral provisions were to be extended retroactive to January 1, 2010, this tax and any additional amounts recorded to date would be reversed.

Off-Balance Sheet Exposures

As a part of our normal operations, we enter into various off-balance sheet arrangements that may require future payments. The table and discussion below outline our significant off-balance sheet arrangements, as well as their future expirations, as of June 30, 2010. Refer to Note 14 to the Condensed Consolidated Financial Statements for further information.

	Expiration
		Less than	1-3	3-5	Over 5
(dollars in millions)	Total	1 Year	Years	Years	Years

Standby liquidity facilities	$1,253	$595	$3	$630	$25
Residual value guarantees	415	-	95	320	-
Standby letters of credit and other guarantees	24,627	787	182	55	23,603

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

Auction Rate Security (“ARS”) Guarantees

Under the terms of its announced purchase program as augmented by the global agreement reached with the New York Attorney General, the Securities and Exchange Commission, the Massachusetts Securities Division and other state securities regulators, we agreed to purchase ARS at par from our retail clients, including individual, not-for-profit, and small business clients, beginning in 2008. The final date of the ARS purchase program was January 15, 2010. At December 31, 2009, a liability of $24 million was recorded related to this guarantee. No liability was recorded as of June 30, 2010.

Residual Value Guarantees

At June 30, 2010, residual value guarantees of $415 million consisted of amounts associated with certain power plant facilities.

Standby Letters of Credit and Other Guarantees

At June 30, 2010, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $0.8 billion.

In connection with residential mortgage loan and other securitization transactions, we typically make representations and warranties about the underlying assets. If there is a material breach of such representations and warranties, we may have an obligation to repurchase the assets or indemnify the purchaser against any loss. For residential mortgage loan and other securitizations, the maximum potential amount that could be required to be repurchased is the current outstanding asset balance. Specifically related to First Franklin activities, there is currently approximately $23 billion (including loans serviced by others) of outstanding loans that First Franklin sold in various asset sales and securitization transactions where there may be an obligation to repurchase the asset or indemnify the purchaser against the loss if claims are made and it is ultimately determined that there has been a material breach related to such loans. The repurchase reserve liability arising from these First Franklin residential mortgage sales and securitization transactions was $145 million at June 30, 2010.

In October 2009, BAI was acquired by Merrill Lynch. As a result, Merrill Lynch became the guarantor of a contract with a third party to provide clearing services that include underwriting margin loans to BAI’s clients. This contract stipulates that Merrill Lynch will indemnify the third party for any losses that occur related to the margin loans made to BAI’s clients. The maximum potential future payment under this indemnification was $804 million and $657 million at June 30, 2010 and December 31, 2009, respectively. Historically, any payments made under this indemnification have not been material. As these margin loans are highly collateralized by the securities held by the brokerage clients, Merrill Lynch has assessed the probability of making such payments in the future as remote. This indemnification will end with the termination of the clearing contract, which is expected to occur in the third quarter of 2010.

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

Credit Ratings

Our credit ratings affect the cost and availability of our unsecured funding, and it is our objective to maintain high quality credit ratings. In addition, credit ratings are important when we compete in certain markets and when we seek to engage in certain transactions, including OTC derivatives. Following the acquisition of Merrill Lynch by Bank of America, the major credit rating agencies have indicated that the primary drivers of Merrill Lynch’s credit ratings are Bank of America’s credit ratings. Bank of America’s credit ratings and outlooks are opinions subject to ongoing review by the rating agencies and may change from time to time. The rating agencies regularly evaluate Bank of America and its securities, and their ratings of its long-term and short-term debt and other securities, including asset securitizations. These evaluations are based on a number of factors, including its financial strength as well as factors not entirely within its control, including conditions affecting the financial services industry generally. In light of the difficulties in the financial services industry and the financial markets, there can be no assurance that Bank of America will maintain its current ratings. During 2009, the rating agencies took numerous actions to adjust our credit ratings and outlooks, many of which were negative. The rating agencies have indicated that our credit ratings currently reflect their expectation that, if necessary, we would receive significant support from the U.S. government. In February 2010, one rating agency affirmed our current credit ratings but revised the outlook to negative from stable, based on their belief that it is less certain whether the U.S. Government would be willing to provide extraordinary support. Also in July 2010, another ratings agency affirmed our current ratings but revised the outlook to negative from stable due to their expectation for lower levels of government support over time as a result of the passage of the Financial Reform Act. In addition to Bank of America’s credit ratings, other factors that influence our credit ratings include rating agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, our reputation, our liquidity position, the level and volatility of our earnings, our corporate governance and risk management policies, our capital position, and future regulatory and legislative initiatives.

On July 21, 2010, the Financial Reform Act was signed into law. This legislation, which provides for sweeping financial regulatory reform, may have a significant and negative impact on certain of Merrill Lynch’s businesses through reduced revenues, higher costs (both regulatory and implementation) and new restrictions, as well as reduced available capital. A reduction in certain of our credit ratings would likely have a material adverse effect on our liquidity, access to credit markets, the related cost of funds, our businesses and on certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical.

Bank of America has not assumed or guaranteed the long-term debt that was issued or guaranteed by ML & Co. or its subsidiaries prior to the acquisition of Merrill Lynch by Bank of America. Beginning late in the third quarter of 2009, in connection with the update or renewal of certain Merrill Lynch international securities offering programs, Bank of America agreed to guarantee debt securities, warrants and/or certificates issued by certain subsidiaries of ML & Co. on a going forward basis. All existing ML & Co. guarantees of securities issued by those same Merrill Lynch subsidiaries under various international securities offering programs will remain in full force and effect as long as those securities are outstanding, and Bank of America has not assumed any of those prior ML & Co. guarantees or otherwise guaranteed such securities. There were approximately $2.6 billion of securities guaranteed by Bank of America at June 30, 2010. In addition, Bank of America has guaranteed the performance of Merrill Lynch on certain derivative transactions. The aggregate amount of such derivative liabilities was approximately $2.2 billion at June 30, 2010.

In connection with certain OTC derivatives transactions and other trading agreements, we could be required to provide additional collateral to or terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of ML & Co. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or an amount related to the market value of the exposure. At June 30, 2010, the amount of additional collateral and termination payments that would be required for such derivatives transactions and trading agreements was approximately $0.7 billion in the event of a downgrade to low single-A by all credit agencies. A further downgrade of ML & Co.’s long-term senior debt credit rating to the BBB+ or equivalent level would require approximately $0.6 billion of additional collateral. Our liquidity risk analysis considers the impact of additional collateral outflows due to changes in ML & Co. credit ratings, as well as for collateral that is owed by us and is available for payment, but has not been called for by our counterparties.

Liquidity Risk

Following the completion of Bank of America’s acquisition of Merrill Lynch, ML & Co. became a subsidiary of Bank of America and established intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these intercompany agreements is a $75 billion one year, revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America for operating requirements at a spread to LIBOR that is reset periodically and is consistent with other intercompany agreements. This credit line was renewed effective January 1, 2010 with a maturity date of January 1, 2011. The credit line will automatically be extended by one year to the succeeding January 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. The agreement does not contain any financial or other covenants. There were no outstanding borrowings against the line of credit at June 30, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required pursuant to Instruction H(2).

Item 4.	Controls and Procedures

Merrill Lynch’s management, with the participation of Merrill Lynch’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Merrill Lynch’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, Merrill Lynch’s Chief Executive Officer and Chief Financial Officer concluded that Merrill Lynch’s disclosure controls and procedures were effective as of the end of the period covered by this report.

In addition, no change in Merrill Lynch’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, Merrill Lynch’s internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings

Legal and Regulatory Matters

The following information supplements the disclosure in Note 14 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 and in Part II, Item 1. “Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Adelphia Litigation

On May 26, 2010, the decision of the court dismissing approximately 650 defendants was affirmed by the United States Court of Appeals for the Second Circuit. Trial is now scheduled for October 25, 2010.

Benistar

The sanctions hearing and the damages phases of the trial concluded on July 9, 2010.

Illinois Funeral Directors Association Matters

On June 8, 2010, plaintiffs voluntarily dismissed without prejudice a purported derivative action, entitled Calvert Funeral Homes Ltd., et al. v. Robert W. Ninker, et al., pending in the Circuit Court of Cook County, Illinois, against Merrill Lynch Life Agency, Inc. (“MLLA”), MLPF&S and other defendants brought on behalf of six funeral homes.

On July 1, 2010, plaintiffs voluntarily dismissed the additional amended counts that had been filed on April 7, 2010 in Fred C. Dames Funeral Homes, Inc., et al., v. Daniel W. Hynes, the Illinois Office of the Comptroller, et al.

On July 30, 2010, in light of the existing stay, the court denied the motion to dismiss without prejudice in the David Tipsword as Trustee of Mildred E. Tipsword Trust, individually and on behalf of all others similarly situated v. I.F.D.A. Services Inc., et al. matter.

On July 28, 2010, Charles G. Kurrus, III, P.C., filed an action in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois against Merrill Lynch, MLLA and MLBT-FSB, among others, including present and former Merrill Lynch employees. The complaint, entitled Charles F. Kurrus, III, P.C. v. Merrill Lynch, Pierce, Fenner & Smith, Inc., et al., asserts causes of action for breach of the Illinois Consumer Fraud and Deceptive Business Practices Act and civil conspiracy against all defendants; breach of fiduciary duty against Merrill Lynch and MLBT-FSB; and negligence and aiding and abetting breach of fiduciary duty against Merrill Lynch. The complaint seeks declaratory relief; disgorgement of all commissions, fees and revenues received by Merrill Lynch, MLLA and MLBT-FSB; pre-judgment and post-judgment interest; an accounting; and attorneys’ fees.

IndyMac

On June 21, 2010, the court dismissed all claims brought against Bank of America Corporation because plaintiffs failed to plead facts to support their allegation that Bank of America Corporation is the “successor-in-interest” to Merrill Lynch and Countrywide. A motion to intervene and a motion to amend have been filed. If granted, they would add new plaintiffs and new claims against MLPF&S and Countrywide Securities Corporation.

Lehman Brothers Litigation

On June 4, 2010, defendants filed a motion to dismiss the third amended complaint.

Municipal Derivatives Litigation

All six previously disclosed civil cases recently filed in California state court have been transferred and consolidated in the In re Municipal Derivatives Antitrust Litigation. In May 2010, five additional cases were filed in the U.S. District Court for the Northern District of California on behalf of additional California cities and counties alleging anticompetitive conduct in violation of the Sherman Act and California’s Cartwright Act. Those five cases, which seek unspecified damages, including treble damages, have been transferred and consolidated in In re Municipal Derivatives Antitrust Litigation.

On June 21, 2010, Merrill Lynch was named as a defendant in an amended complaint filed by the State of West Virginia. The original complaint was previously consolidated in the In re Municipal Derivatives Litigation. The amended complaint asserts violations of the Sherman Act as well as the West Virginia Antitrust Act, and seeks treble damages on both counts.

Region of Puglia, Italy Criminal Investigation

In lieu of the seizure order seeking 73 million Euro, MLI has paid 63 million Euro into a deposit account under the control of the Public Prosecutor. At a hearing on July 14, 2010, the Public Prosecutor withdrew his application for a ban on Merrill Lynch International doing business with Italian public sector entities.

Subprime Mortgage-Related Litigation

In re Merrill Lynch & Co., Inc. Securities, Derivative, and ERISA Litigation

The court certified a question of law regarding standing to maintain a double-derivative action to the Delaware Supreme Court and stayed the derivative actions until the Delaware Supreme Court rules on the certified question.

Connecticut Carpenters Pension Fund, et al. v. Merrill Lynch & Co., Inc., et al.; Iron Workers Local No. 25 Pension Fund v. Credit-Based Asset Servicing and Securitization LLC, et al.; Public Employees’ Ret. System of Mississippi v. Merrill Lynch & Co. Inc.; Wyoming State Treasurer v. Merrill Lynch & Co. Inc.

On June 1, 2010, the court issued an opinion explaining its March 31, 2010 order in which the court dismissed claims related to 65 of 84 offerings with prejudice on the grounds that plaintiffs lacked standing as no named plaintiff purchased securities in those offerings. The opinion also allows lead plaintiffs to file an amended complaint as to certain parties. As a result, on July 6, 2010, lead plaintiffs filed a consolidated amended complaint relating to the offerings remaining in the case.

Federal Home Loan Bank of San Francisco Litigation

On June 9, 2010, plaintiffs filed amended complaints in the Federal Home Loan Bank of San Francisco matter.

Federal Home Loan Bank of Seattle Litigation

On June 10, 2010, plaintiffs filed amended complaints in the Federal Home Loan Bank of Seattle matter.

Tribune PHONES Litigation

On April 19, 2010, the bankruptcy court ruled that the defendants are not required to answer the complaint pending further order of the court. The court also ruled that the examiner appointed in the pending Tribune chapter 11 cases should investigate and report on whether the plaintiff, Wilmington Trust Company, violated the automatic stay in filing the complaint, among other things.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part 1, Item 1A. Risk Factors in the 2009 Annual Report, other than the addition of the following risk factor.

The Financial Reform Act may significantly and negatively impact our revenues and earnings.

As a result of the financial crisis, Merrill Lynch, along with the rest of the financial services industry, continues to experience heightened legislative and regulatory scrutiny, including the enactment of additional legislative and regulatory initiatives such as the Financial Reform Act. This legislation, which provides for sweeping financial regulatory reform, may have a significant and negative impact on certain of Merrill Lynch’s businesses through reduced revenues, higher costs (both regulatory and implementation) and new restrictions, as well as reduce available capital. The Financial Reform Act may also impact the competitive dynamics of the financial services industry in the United States by more adversely impacting large financial institutions, and by adversely impacting the competitive position of U.S. financial institutions in comparison with foreign competitors in certain businesses.

Provisions of the Financial Reform Act ban banking organizations from engaging in proprietary trading and restrict their sponsorship of or investing in hedge funds and private equity funds, subject to limited exceptions. The Financial Reform Act enhances regulation of the derivative markets through measures that broaden the derivative instruments subject to regulation and will require central clearing and exchange trading as well as additional capital and margin requirements for derivative market participants. The Financial Reform Act also provides for resolution authority to establish a process to unwind large systemically important financial companies; establishes a consumer financial protection bureau; and includes new minimum leverage and risk-based capital requirements for large financial institutions and limits inclusion of hybrid capital securities (trust preferred securities) and cumulative preferred securities in Tier 1 capital. Many of these provisions will be phased-in over the next several months or years and subject to further rulemaking and to the discretion of regulatory bodies. The ultimate future impact to Merrill Lynch will depend upon regulatory interpretation and rulemaking, as well as the success of any actions by Merrill Lynch to mitigate the negative impact of the provisions.

Merrill Lynch funds its assets with a mix of secured and unsecured liabilities through a globally coordinated funding strategy with Bank of America, and the primary drivers of Merrill Lynch’s credit ratings are Bank of America’s credit ratings. Two of the major credit ratings agencies have indicated that enactment of the Financial Reform Act, including regulators’ interpretation or rulemaking thereunder, may at some point result in a downgrade to Bank of America’s credit ratings. One of these ratings agencies placed Bank of America’s and certain other banks’ credit ratings on negative outlook based on an earlier version of financial reform legislation, and the other ratings agency placed Bank of America’s and other banks’ credit ratings on negative outlook shortly after the Financial Reform Act was signed into law. It remains unclear what other actions the ratings agencies may take as a result of enactment of the Financial Reform Act. However, in the event of certain credit ratings downgrades, Bank of America’s, and Merrill Lynch’s, access to credit markets, liquidity and related funding costs would be materially adversely affected. For additional information about Merrill Lynch’s credit ratings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funding and Liquidity” in Part I, Item 2 of this Form 10-Q.

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
Thomas W. Perry
Chief Accounting Officer and Controller

Date: August 6, 2010

EXHIBIT INDEX

Exhibit		Description

12	*	Statement re: computation of ratios.
31.1	*	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	*	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Furnished herewith