Form 10-Q
period 2010-09-30
MERRILL LYNCH & CO., INC.
filed 2010-11-05
CIK 65100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

       YES      X     NO

As of the close of business on November 5, 2010, there were 1,000 shares of Common Stock outstanding with a par value of $1.33 1/3 per share, all of which were held by Bank of America Corporation.

The registrant is a wholly-owned subsidiary of Bank of America Corporation and meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format as permitted by Instruction H(2).

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I — Financial Information

Item 1.	Financial Statements (Unaudited)

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings/(Loss) (Unaudited)

	Three Months Ended	Three Months Ended
(dollars in millions)	September 30, 2010	September 30, 2009

Revenues
Principal transactions	$1,119	$200
Commissions	1,331	1,426
Managed accounts and other fee-based revenues	1,114	1,047
Investment banking	727	732
Earnings from equity method investments	280	212
Other	419	1,670
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	(45)	(306)
Less: Portion of other-than-temporary impairment losses recognized in other comprehensive income	3	1

Subtotal	4,948	4,982
Interest and dividend revenues	1,218	2,689
Less interest expense	1,813	2,407

Net interest (expense)/profit	(595)	282

Revenues, net of interest expense	4,353	5,264

Non-interest expenses
Compensation and benefits	3,146	2,887
Communications and technology	470	503
Occupancy and related depreciation	316	330
Brokerage, clearing, and exchange fees	220	259
Advertising and market development	104	91
Professional fees	222	153
Office supplies and postage	36	39
Other	675	517

Total non-interest expenses	5,189	4,779

Pre-tax (loss)/earnings	(836)	485
Income tax expense/(benefit)	24	(215)

Net (loss)/earnings	$(860)	$700

Preferred stock dividends	38	38

Net (loss)/earnings applicable to common stockholder	$(898)	$662

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)

	Nine Months Ended	Nine Months Ended
(dollars in millions)	September 30, 2010	September 30, 2009

Revenues
Principal transactions	$6,437	$4,286
Commissions	4,258	4,432
Managed accounts and other fee-based revenues	3,326	3,267
Investment banking	2,110	2,200
Earnings from equity method investments	657	306
Other	2,845	3,032
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	(168)	(603)
Less: Portion of other-than-temporary impairment losses recognized in other comprehensive income	3	4

Subtotal	19,468	16,924
Interest and dividend revenues	4,035	9,515
Less interest expense	5,906	8,831

Net interest (expense)/profit	(1,871)	684

Revenues, net of interest expense	17,597	17,608

Non-interest expenses
Compensation and benefits	10,466	9,576
Communications and technology	1,392	1,400
Occupancy and related depreciation	939	915
Brokerage, clearing, and exchange fees	762	791
Advertising and market development	283	252
Professional fees	543	408
Office supplies and postage	113	119
Other	1,777	1,474

Total non-interest expenses	16,275	14,935

Pre-tax earnings	1,322	2,673
Income tax expense	553	264

Net earnings	$769	$2,409

Preferred stock dividends	114	91

Net earnings applicable to common stockholder	$655	$2,318

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except per share amounts)	September 30, 2010	December 31, 2009

ASSETS

Cash and cash equivalents	$13,980	$15,005

Cash and securities segregated for regulatory purposes or deposited with clearing organizations	12,722	20,430

Securities financing transactions
Receivables under resale agreements (includes $56,702 in 2010 and $41,740 in 2009 measured at fair value in accordance with the fair value option election)	100,255	69,738
Receivables under securities borrowed transactions (includes $1,230 in 2010 and $2,888 in 2009 measured at fair value in accordance with the fair value option election)	56,115	45,422

	156,370	115,160

Trading assets, at fair value (includes securities pledged as collateral that can be sold or repledged of $30,418 in 2010 and $25,901 in 2009):
Derivative contracts	47,602	49,582
Equities and convertible debentures	30,183	34,501
Non-U.S. governments and agencies	28,863	21,256
Corporate debt and preferred stock	17,557	16,779
Mortgages, mortgage-backed, and asset-backed	7,058	7,971
U.S. Government and agencies	1,505	1,458
Municipals, money markets, physical commodities and other	12,694	8,778

	145,462	140,325

Investment securities (includes $250 in 2010 and $253 in 2009 measured at fair value in accordance with the fair value option election)	23,429	32,840

Securities received as collateral, at fair value	19,455	16,346

Receivables from Bank of America	37,233	20,619

Other receivables
Customers (net of allowance for doubtful accounts of $8 in 2010 and $10 in 2009)	21,170	31,818
Brokers and dealers	4,797	5,998
Interest and other	9,500	14,251

	35,467	52,067

Loans, notes, and mortgages (net of allowances for loan losses of $189 in 2010 and $33 in 2009) (includes $3,812 in 2010 and $4,649 in 2009 measured at fair value in accordance with the fair value option election)	30,970	37,663

Equipment and facilities (net of accumulated depreciation and amortization of $1,184 in 2010 and $726 in 2009)	1,755	2,324

Goodwill and other intangible assets	8,703	8,883

Other assets	17,369	17,533

Total Assets	$502,915	$479,195

Assets of Consolidated VIEs Included in Total Assets Above (pledged as collateral)

Trading assets, excluding derivative contracts	$9,776
Derivative contracts	288
Investment securities	1,636
Loans, notes, and mortgages (net)	1,689
Other assets	2,125

Total Assets of Consolidated VIEs	$15,514

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except per share amounts)	September 30, 2010	December 31, 2009

LIABILITIES

Securities financing transactions
Payables under repurchase agreements (includes $48,251 in 2010 and $37,325 in 2009 measured at fair value in accordance with the fair value option election)	$85,302	$66,260
Payables under securities loaned transactions	16,734	24,915

	102,036	91,175

Short-term borrowings (includes $4,924 in 2010 and $813 in 2009 measured at fair value in accordance with the fair value option election)	4,929	853

Deposits	13,892	15,187

Trading liabilities, at fair value
Derivative contracts	39,030	35,120
Equities and convertible debentures	16,620	13,654
Non-U.S. governments and agencies	24,099	12,844
Corporate debt and preferred stock	3,757	1,903
U.S. Government and agencies	1,174	1,296
Municipals, money markets and other	550	643

	85,230	65,460

Obligation to return securities received as collateral, at fair value	19,455	16,346
Payables to Bank of America	24,678	23,550

Other payables
Customers	39,634	39,307
Brokers and dealers	12,765	14,148
Interest and other (includes $146 in 2010 and $240 in 2009 measured at fair value in accordance with the fair value option election)	19,048	17,080

	71,447	70,535

Long-term borrowings (includes $41,317 in 2010 and $47,040 in 2009 measured at fair value in accordance with the fair value option election)	134,199	151,399
Junior subordinated notes (related to trust preferred securities)	3,570	3,552

Total Liabilities	459,436	438,057

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred Stockholders’ Equity; authorized 25,000,000 shares;
(liquidation preference of $100,000 per share; issued: 17,000 shares)	1,541	1,541
Common Stockholder’s Equity
Common stock (par value $1.33 1/3 per share; authorized: 3,000,000,000 shares; issued: 1,000 shares)	-	-
Paid-in capital	37,013	35,126
Accumulated other comprehensive loss (net of tax)	(168)	(112)
Retained earnings	5,093	4,583

Total Common Stockholder’s Equity	41,938	39,597

Total Stockholders’ Equity	43,479	41,138

Total Liabilities and Stockholders’ Equity	$502,915	$479,195

Liabilities of Consolidated VIEs Included in Total Liabilities Above
Short-term borrowings	$4,538
Derivative contracts	16
Payables to Bank of America	18
Other payables	934
Long-term borrowings	6,738

Total Liabilities of Consolidated VIEs	$12,244

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
(dollars in millions)	September 30, 2010	September 30, 2009

Cash flows from operating activities:
Net earnings	$769	$2,409
Adjustments to reconcile net earnings to cash provided by operating activities
Depreciation and amortization	688	896
Share-based compensation expense	1,039	579
Deferred taxes	696	613
Earnings from equity method investments	(306)	(306)
Other	1,744	(673)
Changes in operating assets and liabilities:
Trading assets	(1,333)	21,313
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	2,183	6,018
Receivables from Bank of America	(16,614)	(51,279)
Receivables under resale agreements	(30,517)	33,799
Receivables under securities borrowed transactions	(10,693)	(17,421)
Customer receivables	10,651	6,673
Brokers and dealers receivables	1,204	2,000
Proceeds from loans, notes, and mortgages held for sale	4,989	7,923
Other changes in loans, notes, and mortgages held for sale	(2,559)	(6,100)
Trading liabilities	20,084	(11,437)
Payables under repurchase agreements	19,042	(21,188)
Payables under securities loaned transactions	(8,181)	(3,057)
Payables to Bank of America	1,128	26,864
Customer payables	327	(6,385)
Brokers and dealers payables	(1,383)	3,891
Other, net	11,124	11,545

Cash provided by operating activities	4,082	6,677

Cash flows from investing activities:
Proceeds from (payments for):
Maturities of available-for-sale securities	1,201	5,692
Sales of available-for-sale securities	14,966	9,613
Purchases of available-for-sale securities	(771)	(556)
Equipment and facilities, net	(293)	(109)
Loans, notes, and mortgages held for investment	2,656	3,559
Other investments	2,459	3,354

Cash provided by investing activities	20,218	21,553

Cash flows from financing activities:
Proceeds from (payments for):
Commercial paper and short-term borrowings	(937)	(36,798)
Issuance and resale of long-term borrowings	6,440	7,102
Settlement and repurchases of long-term borrowings	(29,419)	(46,471)
Capital contributions from Bank of America	-	6,850
Deposits	(1,295)	7,514
Dividends	(114)	(91)

Cash used for financing activities	(25,325)	(61,894)

Decrease in cash and cash equivalents	(1,025)	(33,664)
Cash and cash equivalents, beginning of period	15,005	52,603

Cash and cash equivalents, end of period	$13,980	$18,939

Supplemental Disclosure of Cash Flow Information:
Income taxes paid (net of refunds)	$77	$269
Interest paid	4,600	9,594
Non-cash investing and financing activities:

For the nine months ended September 30, 2010, Merrill Lynch received a non-cash capital contribution of approximately $1 billion from Bank of America associated with certain employee stock awards. In addition, as of January 1, 2010, Merrill Lynch assumed assets and liabilities in connection with the consolidation of certain VIEs. See Note 9.

In connection with the acquisition of Merrill Lynch by Bank of America, Merrill Lynch recorded purchase accounting adjustments in the nine months ended September 30, 2009, which were recorded as non-cash capital contributions.

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income/(Loss) (Unaudited)

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
(dollars in millions)	September 30, 2010	September 30, 2010	September 30, 2009	September 30, 2009

Net (loss)/earnings	$(860)	$769	$700	$2,409
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustment	28	(30)	193	74
Net unrealized gain/(loss) on investment securities available-for-sale	68	(49)	(680)	(147)
Net deferred gain on cash flow hedges	10	18	28	34
Defined benefit pension and postretirement plans	2	5	-	-

Total other comprehensive income/(loss), net of tax	108	(56)	(459)	(39)

Comprehensive (loss)/income	$(752)	$713	$241	$2,370

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2010

Note 1.  Summary of Significant Accounting Policies

Description of Business

Merrill Lynch & Co. Inc. (“ML & Co.”) and together with its subsidiaries (“Merrill Lynch”), provide trading, investment, financing and related services to individuals and institutions on a global basis through its broker, dealer, banking and other financial services subsidiaries.

Bank of America Acquisition

On January 1, 2009, Merrill Lynch was acquired by Bank of America Corporation (“Bank of America” or “BAC”) through the merger of a wholly-owned subsidiary of Bank of America with and into ML & Co., with ML & Co. continuing as the surviving corporation and a wholly-owned subsidiary of Bank of America. Upon completion of the acquisition, each outstanding share of ML & Co. common stock was converted into 0.8595 shares of Bank of America common stock. As of the completion of the acquisition, ML & Co. Series 1 through Series 8 preferred stock were converted into Bank of America preferred stock with substantially identical terms to the corresponding series of Merrill Lynch preferred stock (except for additional voting rights provided to the Bank of America preferred stock). The Merrill Lynch 9.00% Mandatory Convertible Non-Cumulative Preferred Stock, Series 2, and 9.00% Mandatory Convertible Non-Cumulative Preferred Stock, Series 3, that were outstanding immediately prior to the completion of the acquisition remained issued and outstanding subsequent to the acquisition, and were automatically converted into Bank of America common stock on October 15, 2010 in accordance with the terms of these securities (see Note 13).

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

As disclosed in Note 22 to the Consolidated Financial Statements contained in the 2009 Annual Report, Merrill Lynch adjusted previously reported 2009 quarterly amounts related to the valuation of certain long-term borrowings, primarily structured notes. Merrill Lynch also recorded revisions to certain purchase accounting adjustments made in connection with the acquisition of Merrill Lynch by Bank of America. In addition, Merrill Lynch’s previously reported quarterly results for 2009 were adjusted to include the results of Banc of America Investment Services, Inc. (“BAI”), which was contributed by Bank of America to Merrill Lynch in October 2009, as if the contribution had occurred on January 1, 2009. The aggregate impact of the above adjustments increased net earnings for the three months and nine months ended September 30, 2009 by $10 million and $215 million, respectively.

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

Contractual interest and dividends received and paid on trading assets and trading liabilities, excluding derivatives, are recognized on an accrual basis as a component of interest and dividend revenues and interest expense. Interest and dividends on investment securities are recognized on an accrual basis as a component of interest and dividend revenues. Interest related to loans, notes, and mortgages, securities financing activities and certain short- and long-term borrowings are recorded on an accrual basis as interest revenue or interest expense, as applicable. Contractual interest, if any, on structured notes is recorded as a component of interest expense.

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

Fair Value Measurement

Merrill Lynch accounts for a significant portion of its financial instruments at fair value or considers fair value in their measurement. Merrill Lynch accounts for certain financial assets and liabilities at fair value under various accounting literature, including ASC 320, Investments — Debt and Equity Securities (“Investment Accounting”), ASC 815, Derivatives and Hedging (“Derivatives Accounting”), and the fair value option election in accordance with ASC 825-10-25, Financial Instruments — Recognition (the “fair value option election”). Merrill Lynch also accounts for certain assets at fair value under applicable industry guidance, namely ASC 940, Financial Services — Brokers and Dealers (“Broker-Dealer Guide”) and ASC 946, Financial Services — Investment Companies (“Investment Company Guide”).

ASC 820, Fair Value Measurements and Disclosures (“Fair Value Accounting”) defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.

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

Securities borrowed and loaned transactions may be recorded at the amount of cash collateral advanced or received plus accrued interest or at fair value under the fair value option election. Securities borrowed transactions require Merrill Lynch to provide the counterparty with collateral in the form of cash, letters of credit, or other securities. Merrill Lynch receives collateral in the form of cash or other securities for securities loaned transactions. For these transactions, the fees received or paid by Merrill Lynch are recorded as interest revenue or expense. On a daily basis, Merrill Lynch monitors the market value of securities borrowed or loaned against the collateral value, and Merrill Lynch may require counterparties to deposit additional collateral or may return collateral pledged, when appropriate. The carrying value of securities borrowed and loaned transactions recorded at the amount of cash collateral advanced or received approximates fair value as these items are not materially sensitive to shifts in market interest rates because of their short-term nature and/or variable interest rates or to credit risk because securities borrowed and loaned transactions are fully collateralized.

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

Trading assets and liabilities are generally recorded on a trade date basis at fair value. Included in trading liabilities are securities that Merrill Lynch has sold but did not own and will therefore be obligated to purchase at a future date (“short sales”). Commodities inventory is recorded at the lower of cost or fair value. Changes in fair value of trading assets and liabilities (i.e., unrealized gains and losses) are recognized as principal transactions revenues in the current period. Realized gains and losses and any related interest amounts are included in principal transactions revenues and interest revenues and expenses, depending on the nature of the instrument.

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

Merrill Lynch regularly (at least quarterly) evaluates each held-to-maturity and available-for-sale security whose fair value has declined below amortized cost to assess whether the decline in fair value is other-than-temporary. A decline in a debt security’s fair value is considered to be other-than-temporary if it is probable that all amounts contractually due will not be collected or Merrill Lynch either plans to sell the security or it is more likely than not that it will be required to sell the security before recovery of its amortized cost. For unrealized losses on debt securities that are deemed other-than-temporary, the credit component of an other-than-temporary impairment is recognized in earnings and the noncredit component is recognized in OCI when Merrill Lynch does not intend to sell the security and it is more likely than not that Merrill Lynch will not be required to sell the security prior to recovery.

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

Loans, Notes and Mortgages, Net

Merrill Lynch’s lending and related activities include loan originations, syndications and securitizations. Loan originations include corporate and institutional loans, residential and commercial mortgages, asset-backed loans, and other loans to individuals and businesses. Merrill Lynch also engages in secondary market loan trading (see the Trading Assets and Liabilities section within this Note) and margin lending. Loans included in loans, notes, and mortgages are classified for accounting purposes as loans held for investment and loans held for sale. Upon completion of the acquisition of Merrill Lynch by Bank of America, certain loans carried by Merrill Lynch were subject to the requirements of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Acquired Impaired Loan Accounting”).

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

Loans held for sale are carried at lower of cost or fair value. The fair value option election has been made for certain held for sale loans, notes and mortgages. Estimation is required in determining these fair values. The fair value of loans made in connection with commercial lending activity, consisting mainly of senior debt, is primarily estimated using the market value of publicly issued debt instruments when available or discounted cash flows. Merrill Lynch’s estimate of fair value for other loans, notes, and mortgages is determined based on the individual loan characteristics. For certain homogeneous categories of loans, including residential mortgages and home equity loans, fair value is estimated using a whole loan valuation or an “as-if” securitized price based on market conditions. An “as-if” securitized price is based on estimated performance of the underlying asset pool collateral, rating agency credit structure assumptions and market pricing for similar securitizations previously executed. Changes in the carrying value of loans held for sale and loans accounted for at fair value under the fair value option election are included in other revenues in the Condensed Consolidated Statements of Earnings/(Loss).

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

New Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that requires additional disclosures about a company’s allowance for credit losses and the credit quality of the loan portfolio. The additional disclosures include a roll-forward of the allowance for credit losses on a disaggregated basis and more information, by type of receivable, on credit quality indicators, including aging and significant purchases and sales. These new disclosures will be effective for ML & Co.’s Annual Report on Form 10-K for the year ending December 31, 2010, although the disclosures of reporting period activity will first be effective for the first quarter of 2011. This new accounting guidance does not change the accounting model for a loan portfolio or the allowance for credit losses; accordingly, it will have no impact on Merrill Lynch’s consolidated financial position or results of operations.

In March 2010, the FASB issued new accounting guidance on embedded credit derivatives. This new accounting guidance clarifies the scope exception for embedded credit derivatives and defines which embedded credit derivatives are required to be evaluated for bifurcation and separate accounting, and applies to those instruments not accounted for as trading securities. In addition, the guidance effectively extends the Derivatives Accounting disclosure requirement for credit derivatives to all securities with potential embedded derivative features regardless of the accounting treatment. This new accounting guidance was effective on July 1, 2010. The adoption of this new guidance did not have a material impact on Merrill Lynch’s financial position or results of operations. The additional disclosures required by this new guidance are included in Note 6.

On January 1, 2010, Merrill Lynch adopted new amendments to Fair Value Accounting. The amendments require disclosure of significant transfers between Level 1 and Level 2 as well as significant transfers in and out of Level 3 on a gross basis. The amendments also clarify existing disclosure requirements regarding the level of disaggregation of fair value measurements and inputs and valuation techniques. The enhanced disclosures required under these amendments are included in Note 4. Beginning January 1, 2011, separate presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation will also be required under the amendments to Fair Value Accounting. This new accounting guidance does not change the classification hierarchy for fair value accounting. Further, it will have no impact on Merrill Lynch’s consolidated financial position or results of operations.

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

Acquisition of BAI from Bank of America

In October 2009, Bank of America contributed the shares of BAI, one of its wholly-owned broker-dealer subsidiaries, to ML & Co. Subsequent to the transfer, BAI was merged into Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned broker-dealer subsidiary of ML & Co. The net amount contributed by Bank of America to ML & Co. was equal to BAI’s net book value of approximately $263 million as of the date of transfer. In accordance with ASC 805-10, Business Combinations (“Business Combinations Accounting”), Merrill Lynch’s results of operations for the year ended December 31, 2009 include the results of BAI as if the contribution from Bank of America had occurred on January 1, 2009, the date at which both entities were first under the common control of Bank of America. BAI’s impact on Merrill Lynch’s 2009 pre-tax earnings and net earnings was not material.

Asset and Liability Transfers

Subsequent to the Bank of America acquisition, certain assets and liabilities were transferred at fair value between Merrill Lynch and Bank of America. These transfers were made in connection with the integration of certain trading activities with Bank of America and efforts to manage risk in a more effective and efficient manner at the consolidated Bank of America level. During the nine months ended September 30, 2010, such asset and liability transfers were not significant. During the nine months ended September 30, 2009, Merrill Lynch transferred approximately $47 billion each of assets and liabilities to Bank of America and Bank of America transferred approximately $42 billion of assets and $19 billion of liabilities to Merrill Lynch. In the future, Merrill Lynch and Bank of America may continue to transfer certain assets and liabilities to (and from) each other.

In addition to these transfers, during the nine months ended September 30, 2010, Merrill Lynch sold approximately $11 billion of available-for-sale securities to Bank of America.

Other Related Party Transactions

Merrill Lynch has entered into various other transactions with Bank of America, primarily in connection with certain sales and trading and financing activities. Details on amounts receivable from and payable to Bank of America as of September 30, 2010 and December 31, 2009 are presented below:

Receivables from Bank of America are comprised of:

(dollars in millions)	September 30, 2010	December 31, 2009

Cash and cash equivalents	$17,065	$8,265
Cash and securities segregated for regulatory purposes	5,897	3,000
Receivables under resale agreements and securities borrowed transactions	5,115	77
Trading assets	513	700
Net intercompany funding receivable	6,480	5,778
Other receivables	2,163	2,682
Other assets	-	117

Total	$37,233	$20,619

Payables to Bank of America are comprised of:

(dollars in millions)	September 30, 2010	December 31, 2009

Payables under repurchase agreements	$10,754	$8,307
Payables under securities loaned transactions	8,730	10,326
Short term borrowings	18	-
Deposits	33	35
Trading liabilities	719	718
Other payables	4,424	4,164

Total	$24,678	$23,550

Total net revenues and non-interest expenses related to transactions with Bank of America for the three and nine months ended September 30, 2010 were $333 million and $101 million, and $799 million and $414 million, respectively. Net revenues for the nine months ended September 30, 2010 included a realized gain of approximately $280 million from the sale of approximately $11 billion of available-for-sale securities to Bank of America. Total net revenues and non-interest expenses related to transactions with Bank of America for the three and nine months ended September 30, 2009 were $49 million and $73 million, and $282 million and $127 million, respectively.

On November 1, 2010, Banc of America Securities Holdings Corporation (“BASH”), a wholly-owned subsidiary of Bank of America, merged into ML & Co., with ML & Co. continuing as the surviving corporation in the merger. See Note 17 for further information.

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

The information that follows, in management’s judgment, provides a reasonable representation of each region’s contribution to the consolidated net revenues:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
(dollars in millions)	September 30, 2010	September 30, 2010	September 30, 2009	September 30, 2009

Revenues, net of interest expense
Europe, Middle East, and Africa	$1,079	$3,811	$1,577	$4,642
Pacific Rim	421	1,521	378	1,772
Latin America	203	783	207	605
Canada	49	177	71	185

Total Non-U.S.	1,752	6,292	2,233	7,204
United States(1)(2)	2,601	11,305	3,031	10,404

Total revenues, net of interest expense	$4,353	$17,597	$5,264	$17,608

(1)	U.S. results for the three and nine months ended September 30, 2010 included losses of $0.3 billion and gains of $1.1 billion, respectively, due to the impact of the changes in Merrill Lynch’s credit spreads on the carrying values of certain long-term borrowings, primarily structured notes. U.S. results for the three and nine months ended September 30, 2009 included net losses of $2.1 billion and $3.5 billion, respectively, due to the impact of the narrowing of Merrill Lynch’s credit spreads on the carrying values of certain long-term borrowings, primarily structured notes.
(2)	Corporate net revenues and adjustments are reflected in the U.S. region.

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

Transfers between Level 1 and Level 2 assets and liabilities were not significant for the quarter ended September 30, 2010.

Valuation Techniques

The following outlines the valuation methodologies for Merrill Lynch’s material categories of assets and liabilities:

U.S. Government and agencies

U.S. treasury securities U.S. treasury securities are valued using quoted market prices and are generally classified as Level 1 in the fair value hierarchy.

U.S. agency securities U.S. agency securities are comprised of two main categories consisting of agency issued debt and mortgage pass-throughs. Agency issued debt securities are generally valued using quoted market prices. Mortgage pass-throughs include To-be-announced (“TBA”) securities and mortgage pass-through certificates. TBA securities are generally valued using quoted market prices. The fair value of mortgage pass-through certificates is model driven based on the comparable TBA security. Agency issued debt securities and mortgage pass-throughs are generally classified as Level 2 in the fair value hierarchy.

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

Derivative contracts

Listed Derivative Contracts Listed derivatives that are actively traded are generally valued based on quoted prices from the exchange and are classified as Level 1 in the fair value hierarchy. Listed derivatives that are not actively traded are valued using the same approaches as those applied to OTC derivatives; they are generally classified as Level 2 in the fair value hierarchy.

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

For example, derivative instruments, such as certain CDS referenced to RMBS, CMBS, ABS and collateralized debt obligations (“CDOs”), may be valued based on the underlying mortgage risk where these instruments are not actively quoted. Inputs to the valuation will include available information on similar underlying loans or securities in the cash market. The prepayments and loss assumptions on the underlying loans or securities are estimated using a combination of historical data, prices on recent market transactions, relevant observable market indices such as the ABX or CMBX and prepayment and default scenarios and analyses.

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

Publicly traded private equity investments are primarily classified as either Level 1 or Level 2 in the fair value hierarchy. Level 2 classifications generally include those publicly traded equity investments that have a legal or contractual transfer restriction. All other investments in private equity, real estate and hedge funds are classified as Level 3 in the fair value hierarchy due to infrequent trading and/or unobservable market prices.

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

Long-term and short-term borrowings

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

Recurring Fair Value

The following tables present Merrill Lynch’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, respectively.

	Fair Value Measurements on a Recurring Basis
	as of September 30, 2010
				Netting
(dollars in millions)	Level 1	Level 2	Level 3	Adj(1)	Total

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations:
Equities	$-	$-	$-	$-	$-
Corporate debt	-	488	-	-	488
Non-U.S. governments and agencies	858	1,406	-	-	2,264
U.S. Government and agencies	850	1,803	-	-	2,653

Total securities segregated for regulatory purposes or deposited with clearing organizations	1,708	3,697	-	-	5,405

Receivables under resale agreements	-	56,702	-	-	56,702
Receivables under securities borrowed transactions	-	1,230	-	-	1,230
Trading assets, excluding derivative contracts:
Equities	15,783	8,635	217	-	24,635
Convertible debentures	-	5,548	-	-	5,548
Non-U.S. governments and agencies	24,622	3,983	258	-	28,863
Corporate debt	-	12,245	4,815		17,060
Preferred stock	-	292	205	-	497
Mortgages, mortgage-backed and asset-backed	-	1,197	5,861	-	7,058
U.S. Government and agencies	1,494	11	-	-	1,505
Municipals and money markets	847	8,125	2,923	-	11,895
Physical commodities and other	-	799	-	-	799

Total trading assets, excluding derivative contracts	42,746	40,835	14,279	-	97,860

Derivative contracts(2)	1,903	805,549	14,862	(774,712)	47,602
Investment securities available-for-sale:
Mortgage-backed securities — agency collateralized mortgage obligations	-	701	-	-	701
Mortgage-backed securities — non-agency MBSs	-	548	336	-	884

Total investment securities available-for-sale	-	1,249	336	-	1,585

Investment securities non-qualifying	2,374	336	3,775	-	6,485

Total investment securities	2,374	1,585	4,111	-	8,070

Securities received as collateral	18,845	610	-	-	19,455
Loans, notes and mortgages	-	682	3,222	-	3,904

	Fair Value Measurements on a Recurring Basis
	as of September 30, 2010
				Netting
(dollars in millions)	Level 1	Level 2	Level 3	Adj(1)	Total

Liabilities:
Payables under repurchase agreements	-	48,251	-	-	48,251
Short-term borrowings	-	4,924	-	-	4,924
Trading liabilities, excluding derivative contracts:
Equities	14,132	1,220	-	-	15,352
Convertible debentures	-	1,268	-	-	1,268
Non-U.S. governments and agencies	21,991	2,108	-	-	24,099
Corporate debt	-	3,757	-	-	3,757
U.S. Government and agencies	1,174	-	-	-	1,174
Municipals, money markets and other	357	193	-	-	550

Total trading liabilities, excluding derivative contracts	37,654	8,546	-	-	46,200

Derivative contracts(2)	1,194	803,623	8,069	(773,856)	39,030
Obligation to return securities received as collateral	18,845	610	-	-	19,455
Other payables — interest and other	-	8	138	-	146
Long-term borrowings	-	37,394	3,923	-	41,317

(1)	Represents counterparty and cash collateral netting.
(2)	Refer to Note 6 for product level detail.

Level 3 derivative contracts (assets) relate to derivative positions on U.S. ABS CDOs and other mortgage products of $6.2 billion, $3.9 billion of other credit derivatives that incorporate unobservable model valuation inputs, and $4.8 billion of equity, currency, interest rate and commodity derivatives that are long-dated and/or have unobservable model valuation inputs (e.g., unobservable correlation).

Level 3 non-qualifying investment securities primarily relate to certain private equity positions.

Level 3 loans, notes and mortgages primarily relate to residential mortgage and corporate loans.

Level 3 derivative contracts (liabilities) relate to derivative positions on U.S. ABS CDOs and other mortgage products of $2.6 billion, $1.5 billion of other credit derivatives that incorporate unobservable model valuation inputs, and $4.0 billion of equity, currency, interest rate and commodity derivatives that are long-dated and/or have unobservable model valuation inputs (e.g., unobservable correlation).

Level 3 long-term borrowings primarily relate to equity-linked structured notes of $2.3 billion that are long-dated and/or have unobservable model valuation inputs (e.g., unobservable correlation) and non-recourse borrowings issued by consolidated VIEs of $1.0 billion that hold Level 3 residential mortgages.

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

Level 3 derivative contracts (assets) relate to derivative positions on U.S. ABS CDOs and other mortgage products of $7.5 billion, $5.0 billion of other credit derivatives that incorporate unobservable correlation, and $5.4 billion of equity, currency, interest rate and commodity derivatives that are long-dated and/or have unobservable model valuation inputs (e.g., unobservable correlation).

Level 3 non-qualifying investment securities primarily relate to certain private equity positions.

Level 3 loans, notes and mortgages primarily relate to residential mortgage and corporate loans.

Level 3 derivative contracts (liabilities) relate to derivative positions on U.S. ABS CDOs and other mortgage products of $4.1 billion, $2.2 billion of other credit derivatives that incorporate unobservable correlation, and $4.8 billion of equity, currency, interest rate and commodity derivatives that are long-dated and/or have unobservable model valuation inputs (e.g., unobservable correlation).

Level 3 long-term borrowings primarily relate to equity-linked structured notes of $3.6 billion that are long-dated and/or have unobservable model valuation inputs (e.g., unobservable correlation).

The following tables provide a summary of changes in fair value of Merrill Lynch’s Level 3 financial assets and liabilities for the three and nine months ended September 30, 2010 and September 30, 2009.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Three Months Ended September 30, 2010
		Total Realized and Unrealized
		Gains or (Losses)			Total Realized and		Purchases,
		included in Income			Unrealized Gains	Unrealized	Issuances
	Beginning	Principal	Other		or (Losses)	Gains to	and	Transfers	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	OCI	Settlements	in	out	Balance

Assets:
Trading assets, excluding derivative contracts:
Equities	$251	$8	$-	$-	$8	$-	$(40)	$2	$(4)	$217
Non-U.S. governments and agencies	930	22	-	-	22	-	(52)	11	(653)	258
Corporate debt	5,402	101	-	-	101	-	(373)	240	(555)	4,815
Preferred stock	188	2	-	-	2	-	15	-	-	205
Mortgages, mortgage-backed and asset-backed	5,860	91	-	-	91	-	(97)	7	-	5,861
Municipals and money markets	3,116	28	-	-	28	-	(221)	-	-	2,923

Total trading assets, excluding derivative contracts	15,747	252	-	-	252	-	(768)	260	(1,212)	14,279

Derivative contracts, net	6,590	(246)	-	-	(246)	-	818	182	(551)	6,793
Investment securities available-for-sale:
Mortgage-backed securities — residential non-agency MBSs	352	-	(27)	-	(27)	23	(33)	21	-	336

Total investment securities available-for-sale	352	-	(27)	-	(27)	23	(33)	21	-	336

Investment securities non-qualifying	4,128	-	(249)	-	(249)	-	(104)	-	-	3,775

Total investment securities	4,480	-	(276)	-	(276)	23	(137)	21	-	4,111

Loans, notes and mortgages	3,152	-	289	32	321	-	(196)	11	(66)	3,222
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	7	-	-	-	-	-	(7)	-	-	-

Total trading liabilities, excluding derivative contracts	7	-	-	-	-	-	(7)	-	-	-

Other liabilities — interest and other	154	-	16	-	16	-	-	-	-	138
Long-term borrowings	4,006	(120)	(102)	-	(222)	-	(254)	390	(441)	3,923

Transfers out for non-U.S. governments and agencies primarily relates to increased price testing coverage for certain positions.

Increases in purchases, issuances and settlements related to derivative contracts, net primarily relates to the termination of certain total return swaps in a liability position.

Transfers out for derivative contracts, net primarily relates to $1.3 billion of derivative assets and $700 million of derivative liabilities transferred to Level 2 as a result of increased price observability and price testing coverage for certain positions.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Nine Months Ended September 30, 2010
		Total Realized and Unrealized
		Gains or (Losses)			Total Realized and		Purchases,
		included in Income			Unrealized Gains	Unrealized	Issuances
	Beginning	Principal	Other		or (Losses)	Losses to	and	Transfers	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	OCI	Settlements	in	out	Balance

Assets:
Trading assets, excluding derivative contracts:
Equities	$259	$(2)	$-	$-	$(2)	$-	$(67)	$71	$(44)	$217
Non-U.S. governments and agencies	1,131	(137)	-	-	(137)	-	(131)	102	(707)	258
Corporate debt	6,540	237	-	-	237	-	(1,637)	827	(1,152)	4,815
Preferred stock	562	(23)	-	-	(23)	-	(333)	-	(1)	205
Mortgages, mortgage-backed and asset-backed	6,291	87	-	-	87	-	(510)	390	(397)	5,861
Municipals and money markets	2,148	44	-	-	44	-	(390)	1,234	(113)	2,923

Total trading assets, excluding derivative contracts	16,931	206	-	-	206	-	(3,068)	2,624	(2,414)	14,279

Derivative contracts, net	6,866	(882)	-	-	(882)	-	665	691	(547)	6,793
Investment securities available-for-sale:
Mortgage-backed securities — residential non-agency MBSs	473	-	(94)	24	(70)	(29)	(102)	76	(12)	336

Total investment securities available-for-sale	473	-	(94)	24	(70)	(29)	(102)	76	(12)	336

Investment securities non-qualifying	3,696	-	962	-	962	-	(748)	-	(135)	3,775

Total investment securities	4,169	-	868	24	892	(29)	(850)	76	(147)	4,111

Loans, notes and mortgages	4,115	-	148	123	271	-	(1,109)	11	(66)	3,222
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	386	21	2	-	23	-	17	-	(380)	-

Total trading liabilities, excluding derivative contracts	386	21	2	-	23	-	17	-	(380)	-

Other liabilities — interest and other	186	-	27	-	27	-	(21)	-	-	138
Long-term borrowings	4,683	475	90	-	565	-	(51)	1,206	(1,350)	3,923

Other revenue related to investment securities non-qualifying primarily represents net gains on certain private equity investments.

Decreases in purchases, issuances and settlements related to corporate debt primarily relates to the sale of certain positions (e.g., ARS) during the first and second quarter of 2010. Decreases in purchases, issuances and settlements related to loans, notes and mortgages primarily relates to sales and repayments of some sizable positions and portfolios during the first and second quarter of 2010.

Transfers in for municipals and money markets relates to reduced price transparency (e.g., lower trading activity) for municipal ARS. Transfers out for corporate debt primarily relates to increased price testing coverage for certain positions. Transfers in and transfers out related to long-term borrowings are primarily due to changes in the impact of unobservable inputs on the value of certain equity-linked structured notes.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Three Months Ended September 30, 2009
		Total Realized and Unrealized
		Gains or (Losses)			Total Realized and		Purchases,
		included in Income			Unrealized Gains	Unrealized	Issuances
	Beginning	Principal	Other		or (Losses)	Losses to	and	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	OCI	Settlements	in (out)	Balance

Assets:
Trading assets, excluding derivative contracts:
Equities	$330	$(36)	$-	$-	$(36)	$-	$3	$2	$299
Mortgages, mortgage-backed and asset-backed	7,176	17	-	-	17	-	(3,177)	8	4,024
Corporate debt	4,004	542	-	-	542	-	3,696	554	8,796
Preferred stock	6,591	37	-	-	37	-	(553)	-	6,075
Non-U.S. governments and agencies	691	61	-	-	61	-	-	13	765
Municipals and money markets	931	6	-	-	6	-	29	-	966

Total trading assets, excluding derivative contracts	19,723	627	-	-	627	-	(2)	577	20,925

Derivative contracts, net	6,248	(1,356)	-	-	(1,356)	-	(136)	1,047	5,803
Investment securities trading:									-
Mortgages, mortgage-backed and asset-backed	38	3	-	-	3	-	(18)	-	23
Corporate debt	-	-	-	-	-	-	-	40	40
Non-U.S. governments and agencies	174	-	-	-	-	-	-	73	247

Total investment securities trading	212	3	-	-	3	-	(18)	113	310

Investment securities available-for-sale:
Mortgage-backed securities — non- agency MBSs	3,227	-	(158)	-	(158)	(602)	(1,691)	20	796

Total investment securities available-for-sale	3,227	-	(158)	-	(158)	(602)	(1,691)	20	796

Investment securities non-qualifying	2,832	-	420	-	420	-	(37)	47	3,262

Total investment securities	6,271	3	262	-	265	(602)	(1,746)	180	4,368

Loans, notes and mortgages	6,085	-	(59)	53	(6)	-	(2,052)	47	4,074
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	352	(39)	-	-	(39)	-	-	-	391

Total trading liabilities, excluding derivative contracts	352	(39)	-	-	(39)	-	-	-	391

Other payables — interest and other	628	-	47	-	47	-	(340)	-	241
Long-term borrowings	5,289	(468)	(93)	-	(561)	-	(371)	(401)	5,078

Net losses in principal transactions related to net derivative contracts were primarily due to the narrowing of credit spreads, primarily related to monoline hedges of mortgage-related positions.

Decreases in purchases, issuances and settlements related to mortgages, mortgage-backed and asset-backed securities are primarily due to the reclassification of certain positions to corporate debt during the third quarter of 2009. Increases in purchases, issuances and settlements related to corporate debt primarily relates to the reclassification of certain positions from mortgages, mortgage-backed and asset-backed securities during the third quarter of 2009 in addition to the recording of assets for which the exposure was previously recognized as a derivative contract (total return swap). Decreases in purchases, issuances and settlements related to available-for-sale mortgage-backed securities — non-agency primarily relates to the sale of certain positions. Decreases in purchases, issuances and settlements related to loans, notes and mortgages were due to the sale of certain held for investment loans associated with the sale of MLBUSA to Bank of America during the third quarter of 2009. See Note 2.

Net transfers in for net derivative contracts is primarily due to an increase in the impact of credit valuation adjustments in relation to the overall pricing of certain corporate bespoke CDO positions.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Nine Months Ended September 30, 2009
		Total Realized and Unrealized
		Gains or (Losses)			Total Realized and		Purchases,
		included in Income			Unrealized Gains	Unrealized	Issuances
	Beginning	Principal	Other		or (Losses)	Gains to	and	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	OCI	Settlements	in (out)	Balance

Assets:
Trading assets, excluding derivative contracts:
Equities	$231	$(58)	$-	$-	$(58)	$-	$175	$(49)	$299
Mortgages, mortgage-backed and asset-backed	7,568	(315)	-	-	(315)	-	(809)	(2,420)	4,024
Corporate debt	10,149	312	-	-	312	-	2,209	(3,874)	8,796
Preferred stock	3,344	(153)	-	-	(153)	-	2,779	105	6,075
Non-U.S. governments and agencies	30	125	-	-	125	-	10	600	765
Municipals and money markets	798	6	-	-	6	-	175	(13)	966

Total trading assets, excluding derivative contracts	22,120	(83)	-	-	(83)	-	4,539	(5,651)	20,925

Derivative contracts, net	2,307	(1,263)	-	-	(1,263)	-	(56)	4,815	5,803
Investment securities trading:									-
Mortgages, mortgage-backed and asset-backed	22	(7)	-	-	(7)	-	(22)	30	23
Corporate debt	146	(9)	-	-	(9)	-	-	(97)	40
Non-U.S. governments and agencies	-	-	-	-	-	-	-	247	247

Total investment securities trading	168	(16)	-	-	(16)	-	(22)	180	310

Investment securities available-for-sale:
Mortgage-backed securities — non- agency MBSs	350	-	(432)	178	(254)	709	(2,201)	2,192	796

Total investment securities available-for-sale	350	-	(432)	178	(254)	709	(2,201)	2,192	796

Investment securities non-qualifying	2,761	-	568	-	568	-	(60)	(7)	3,262

Total investment securities	3,279	(16)	136	178	298	709	(2,283)	2,365	4,368

Loans, notes and mortgages	359	-	450	53	503	-	(2,646)	5,858	4,074
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	-	(43)	-	-	(43)	-	-	348	391

Total trading liabilities, excluding derivative contracts	-	(43)	-	-	(43)	-	-	348	391

Other payables — interest and other	-	-	717	-	717	-	(340)	1,298	241
Long-term borrowings	7,480	(2,032)	(133)	-	(2,165)	-	(338)	(4,229)	5,078

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

Increases in purchases, issuances and settlements related to corporate debt primarily relates to the reclassification of certain positions from mortgages, mortgage-backed and asset-backed securities during the third quarter of 2009 in addition to the recording of assets for which the exposure was previously recognized as a derivative contract (total return swap). Increases in purchases, issuances and settlements of preferred stock were primarily attributable to the purchase of ARS in the first quarter of 2009. Decreases in purchases, issuances and settlements related to available-for-sale mortgage-backed securities — non agency primarily relates to the sale of certain positions. Decreases in purchases, issuances and settlements related to loans, notes and mortgages were due to the sale of certain held for investment loans associated with the sale of MLBUSA to Bank of America during the third quarter of 2009. See Note 2.

Net transfers out for mortgages, mortgage-backed and asset-backed securities primarily relates to increased price transparency (e.g. trading activity and external vendor quotes) for certain U.S. ABS CDO underlying collateral types. Net transfers out for corporate debt primarily relates to the reclassification in the first quarter of 2009 of certain loans from trading assets to loans, notes and mortgages held for investment, which are not measured at fair value. Net transfers in for net derivative contracts primarily relates to decreased price observability for certain underlying U.S. ABS CDOs and other mortgage positions. Net transfers in for available-for-sale mortgage-backed securities — non agency is the result of changes in price transparency. Net transfers in for loans, notes and mortgages relates to the fair value option election by Merrill Lynch for certain mortgage, corporate and leveraged loans as a result of its acquisition by Bank of America. Net transfers in for other payables — interest and other relates to the fair value option election by Merrill Lynch for certain loan commitments as a result of its acquisition by Bank of America. Net transfers out for long-term borrowings were primarily due to decreases in the significance of unobservable pricing inputs for certain equity-linked structured notes.

The following tables provide the portion of gains or losses included in income for the three and nine months ended September 30, 2010 and September 30, 2009 attributable to unrealized gains or losses relating to those Level 3 assets and liabilities held at September 30, 2010 and September 30, 2009, respectively.

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3 Assets and Liabilities Still Held
	Three Months Ended September 30, 2010				Nine Months Ended September 30, 2010
	Principal	Other			Principal	Other
	Transactions	Revenue	Interest	Total	Transactions	Revenue	Interest	Total

Assets:
Trading assets, excluding derivative contracts:
Equities	$(3)	$-	$-	$(3)	$(19)	$-	$-	$(19)
Non-U.S. governments and agencies	22	-	-	22	(137)	-	-	(137)
Corporate debt	34	-	-	34	53	-	-	53
Preferred stock	2	-	-	2	(23)	-	-	(23)
Mortgages, mortgage-backed and asset-backed	79	-	-	79	56	-	-	56
Municipals and money markets	28	-	-	28	44	-	-	44

Total trading assets, excluding derivative contracts	162	-	-	162	(26)	-	-	(26)

Derivative contracts, net	(189)	-	-	(189)	(779)	-	-	(779)
Investment securities available-for-sale:
Mortgage-backed securities - non-agency MBSs	-	(20)	-	(20)	-	(42)	24	(18)

Total investment securities available-for-sale	-	(20)	-	(20)	-	(42)	24	(18)

Investment securities non-qualifying	-	(249)	-	(249)	-	233	-	233

Total investment securities	-	(269)	-	(269)	-	191	24	215

Loans, notes and mortgages	-	287	-	287	-	248	-	248
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	29	-	-	29	52	-	-	52

Total trading liabilities, excluding derivative contracts	29	-	-	29	52	-	-	52

Other liabilities — interest and other	-	16	-	16	-	27	-	27
Long-term borrowings	(113)	(103)	-	(216)	381	88	-	469

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3 Assets and Liabilities Still Held
	Three Months Ended September 30, 2009				Nine Months Ended September 30, 2009
	Principal	Other			Principal	Other
	Transactions	Revenue	Interest	Total	Transactions	Revenue	Interest	Total

Assets:
Trading assets, excluding derivative contracts:
Equities	$(36)	$-	$-	$(36)	$(58)	$-	$-	$(58)
Mortgages, mortgage-backed and asset-backed	99	-	-	99	(238)	-	-	(238)
Corporate debt	409	-	-	409	162	-	-	162
Preferred stock	37	-	-	37	(153)	-	-	(153)
Non-U.S. governments and agencies	61	-	-	61	125	-	-	125
Municipals and money markets	6	-	-	6	7	-	-	7

Total trading assets, excluding derivative contracts	576	-	-	576	(155)	-	-	(155)

Derivative contracts, net	(1,365)	-	-	(1,365)	(1,281)	-	-	(1,281)
Investment securities trading:
Mortgages, mortgage-backed and asset-backed	2	-	-	2	(9)	-	-	(9)
Corporate debt	-	-	-	-	(9)	-	-	(9)
Non-U.S. governments and agencies	-	-	-	-	-	-	-	-

Total investment securities trading	2	-	-	2	(18)	-	-	(18)

Investment securities available-for-sale:
Mortgage-backed securities - non-agency MBSs	-	(177)	-	(177)	-	(241)	178	(63)

Total investment securities available-for-sale	-	(177)	-	(177)	-	(241)	178	(63)

Investment securities non-qualifying	-	438	-	438	-	586	-	586

Total investment securities	2	261	-	263	(18)	345	178	505

Loans, notes and mortgages	-	46	-	46	-	555	-	555
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	(39)	-	-	(39)	(43)	-	-	(43)

Total trading liabilities, excluding derivative contracts	(39)	-	-	(39)	(43)	-	-	(43)

Other liabilities — interest and other	-	47	-	47	-	717	-	717
Long-term borrowings	(484)	(93)	-	(577)	(2,266)	(133)	-	(2,399)

Net losses in principal transactions related to long-term borrowings were primarily due to the narrowing of Merrill Lynch’s credit spreads on certain equity linked notes.

Non-recurring Fair Value

Certain assets and liabilities are measured at fair value on a non-recurring basis and are not included in the tables above. These assets and liabilities primarily include loans and loan commitments held for sale that are reported at lower of cost or fair value and loans held for investment that were initially measured at cost and have been written down to fair value as a result of an impairment. The following tables show the fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2010 and December 31, 2009, respectively.

(dollars in millions)
					Gains/(Losses)	Gains/(Losses)
					Three Months	Nine Months
	Non-Recurring Basis				Ended	Ended
	as of September 30, 2010				September 30,	September 30,
	Level 1	Level 2	Level 3	Total	2010	2010

Assets:
Investment securities non-qualifying	$-	$-	$80	$80	$-	$(13)
Loans, notes and mortgages	-	28	2,105	2,133	113	(79)
Other assets	-	10	174	184	(20)	(25)
Liabilities:
Other payables — interest and other	-	-	32	32	-	7

(dollars in millions)
	Non-Recurring Basis
	as of December 31, 2009
	Level 1	Level 2	Level 3	Total

Assets:
Investment securities non-qualifying	$-	$-	$182	$182
Loans, notes and mortgages	-	524	2,671	3,195
Other assets	-	-	210	210
Liabilities:
Other payables — interest and other	-	-	39	39

Loans, notes, and mortgages includes held for sale loans that are carried at the lower of cost or fair value and for which the fair value was below the cost basis at September 30, 2010 and December 31, 2009. Loans, notes and mortgages also includes certain impaired held for investment loans where an allowance for loan losses has been calculated based upon the fair value of the loans or collateral. Level 3 assets as of September 30, 2010 and December 31, 2009, primarily relate to commercial real estate loans that are classified as held for sale where there continues to be significant illiquidity in the loan trading and securitization markets.

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

The following tables provide information about where in the Condensed Consolidated Statements of Earnings/(Loss) changes in fair values of assets and liabilities, for which the fair value option election has been made, are included for the three and nine months ended September 30, 2010 and September 30, 2009, respectively.

(dollars in millions)
	Changes in Fair Value For the Three			Changes in Fair Value For the Nine
	Months Ended September 30, 2010, for			Months Ended September 30, 2010, for
	Items			Items
	Measured at Fair Value Pursuant to the			Measured at Fair Value Pursuant to the
	Fair Value Option Election			Fair Value Option Election
	Gains/	Gains/	Total	Gains/	Gains/	Total
	(losses)	(losses)	Changes	(losses)	(losses)	Changes
	Principal	Other	in Fair	Principal	Other	in Fair
	Transactions	Revenues	Value	Transactions	Revenues	Value

Assets:
Receivables under resale agreements	$49	$-	$49	$50	$-	$50
Investment securities	-	16	16	-	62	62
Loans, notes and mortgages	-	302	302	-	396	396
Liabilities:
Payables under repurchase agreements	(2)	-	(2)	18	-	18
Short-term borrowings	5	-	5	112	-	112
Other payables — interest and other	-	2	2	-	4	4
Long-term borrowings(1)	(1,243)	(82)	(1,325)	1,238	(102)	1,136

(1)	Other revenues primarily represent fair value changes on non-recourse long-term borrowings issued by consolidated VIEs.

(dollars in millions)
				Changes in Fair Value For the Nine
	Changes in Fair Value For the Three			Months Ended September 30, 2009, for
	Months Ended September 30, 2009, for Items			Items
	Measured at Fair Value Pursuant to the			Measured at Fair Value Pursuant
	Fair Value Option Election			to the Fair Value Option Election
	Gains/	Gains/	Total	Gains/	Gains/	Total
	(losses)	(losses)	Changes	(losses)	(losses)	Changes
	Principal	Other	in Fair	Principal	Other	in Fair
	Transactions	Revenues	Value	Transactions	Revenues	Value

Assets:
Receivables under resale agreements	$(9)	$-	$(9)	$(330)	$-	$(330)
Investment securities	-	(13)	(13)	379	(148)	231
Loans, notes and mortgages	-	(37)	(37)	-	601	601
Liabilities:
Payables under repurchase agreements	2	-	2	186	-	186
Short-term borrowings	20	-	20	(226)	6	(220)
Other payables — interest and other	-	48	48	-	729	729
Long-term borrowings(1)	(3,438)	11	(3,427)	(7,195)	(29)	(7,224)

(1)	Other revenues primarily represent fair value changes on non-recourse long-term borrowings issued by consolidated VIEs.

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

Loans, notes and mortgages and loan commitments

Merrill Lynch made the fair value option election for certain corporate loans because the loans are risk managed on a fair value basis. Upon the acquisition of Merrill Lynch by Bank of America, Merrill Lynch also made the fair value option election for certain mortgage, corporate, and leveraged loans and loan commitments. The change in the fair value of loans, notes and mortgages and loan commitments for which the fair value option was elected was primarily attributable to changes in borrower-specific credit risk for both the three and nine months ended September 30, 2010 and the three and nine months ended September 30, 2009.

The aggregate fair value of loans, notes and mortgages for which the fair value option election has been made that were 90 days or more past due was $227 million and $445 million at September 30, 2010 and September 30, 2009 respectively. The aggregate fair value of loans, notes, and mortgages that were in non-accrual status was $232 million and $802 million at September 30, 2010 and September 30, 2009, respectively. At September 30, 2010 and September 30, 2009, the unpaid principal amount due exceeded the aggregate fair value of such loans, notes and mortgages that are 90 days or more past due and/or in non-accrual status by $435 million and $711 million, respectively.

Short-term and long-term borrowings

Merrill Lynch made the fair value option election for certain short-term and long-term borrowings that are risk managed on a fair value basis, including structured notes, and for which hedge accounting under Derivatives Accounting had been difficult to obtain. The majority of the fair value changes on long-term borrowings is from structured notes with coupon or repayment terms that are linked to the performance of debt and equity securities, indices, currencies or commodities. Excluding gains/(losses) for the three and nine months ended September 30, 2010 and September 30, 2009 related to changes in Merrill Lynch’s credit spreads, the majority of the gains/(losses) for the respective periods are offset by (losses)/gains on derivatives that economically hedge these borrowings and that are accounted for at fair value under Derivatives Accounting. The changes in the fair value of liabilities for which the fair value option election was made that were attributable to changes in Merrill Lynch’s credit spreads were losses of approximately $316 million and gains of approximately $1.1 billion for the three and nine months ended September 30, 2010, and losses of approximately $2.1 billion and $3.5 billion for the three and nine months ended September 30, 2009, respectively. Changes in Merrill Lynch specific credit risk are derived by isolating fair value changes due to changes in Merrill Lynch’s credit spreads as observed in the secondary cash market.

The fair value option election was also made for certain non-recourse long-term borrowings and secured borrowings issued by consolidated VIEs. The fair value of these borrowings is not materially affected by changes in Merrill Lynch’s creditworthiness.

The following tables present the difference between fair values and the aggregate contractual principal amounts of receivables under resale agreements, receivables under securities borrowed transactions, loans, notes, and mortgages and long-term borrowings for which the fair value option election has been made as of September 30, 2010 and December 31, 2009, respectively.

(dollars in millions)
		Principal
	Fair Value	Amount
	at	Due Upon
	September 30, 2010	Maturity	Difference

Assets:
Receivables under resale agreements	$56,702	$56,320	$382
Receivables under securities borrowed transactions	1,230	1,230	-
Loans, notes and mortgages	3,812	5,947	(2,135)
Liabilities:
Long-term borrowings(1)	41,317	47,601	(6,284)

(1)	The majority of the difference relates to the impact of the widening of Merrill Lynch’s credit spreads and the change in fair value of non-recourse debt issued by consolidated VIEs.

(dollars in millions)
		Principal
	Fair Value	Amount
	at	Due Upon
	December 31, 2009	Maturity	Difference

Assets:
Receivables under resale agreements	$41,740	$41,454	$286
Receivables under securities borrowed transactions	2,888	2,888	-
Loans, notes and mortgages	4,649	7,236	(2,587)
Liabilities:
Long-term borrowings(1)	47,040	50,543	(3,503)

(1)	The majority of the difference relates to the impact of the widening of Merrill Lynch’s credit spreads, the change in fair value of non-recourse debt, and zero coupon notes issued at a substantial discount from the principal amount.

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

The following disclosures relate to financial instruments for which the ending balances at September 30, 2010 and December 31, 2009 are not carried at fair value in their entirety on Merrill Lynch’s Condensed Consolidated Balance Sheets.

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

The book and fair values of certain financial instruments at September 30, 2010 and December 31, 2009 were as follows:

(dollars in millions)
	September 30, 2010		December 31, 2009
	Book Value	Fair Value	Book Value	Fair Value

Financial assets
Loans, notes and mortgages(1)	$30,970	$29,185	$37,663	$37,715
Financial liabilities
Deposits	13,892	13,892	15,187	15,187
Long-term borrowings(2)	137,769	140,914	154,951	162,645

(1)	Loans are presented net of allowance for loan losses. The fair value is determined based on the present value of future cash flows using credit spreads or risk adjusted rates of return that a buyer of the portfolio would require. Merrill Lynch expects to collect the principal cash flows underlying the book values as well as the related interest cash flows.
(2)	Includes junior subordinated notes (related to trust preferred securities).

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

2.	Merrill Lynch uses foreign-exchange forward contracts, foreign-exchange options, and currency swaps to hedge its net investments in foreign operations, as well as other foreign currency exposures (e.g., non-U.S. dollar denominated debt and expenses). These derivatives are used to mitigate the impact of changes in exchange rates. Changes in the fair value of these derivatives are reported in other revenue, unless net investment hedge accounting is applied.

3.	Merrill Lynch enters into futures, swaps, options and forward contracts to manage the price risk of certain commodity inventory and forecasted commodity purchases and sales. Changes in fair value of these derivatives are reported in principal transaction revenues, unless cash flow hedge accounting is applied.

4.	Merrill Lynch enters into credit default swaps to manage the credit risk on certain loans that are not part of trading activities. Changes in the fair value of these derivatives are reported in other revenue.

Derivatives that qualify as accounting hedges under the guidance in Derivatives Accounting are designated as one of the following:

1.	A hedge of the fair value of a recognized asset or liability (“fair value hedge”). Changes in the fair value of derivatives that are designated and qualify as fair value hedges of interest rate risk, along with the gain or loss on the hedged liability that is attributable to the hedged risk, are recorded in current period earnings as interest expense. Changes in the fair value of derivatives that are designated and qualify as fair value hedges of commodity price risk, along with the gain or loss on the hedged asset that is attributable to the hedged risk, are recorded in current period earnings in principal transactions.

2.	A hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in OCI until earnings are affected by the variability of cash flows of the hedged asset or liability. For cash flow hedges of commodity contracts, the amount is reclassified out of OCI and recorded in principal transactions when the forecasted purchase or sale of the commodity occurs.

3.	A hedge of a net investment in a foreign operation (“net investment hedge”). Changes in the fair value of derivatives that are designated and qualify as hedges of a net investment in a foreign operation are recorded in the foreign currency translation adjustment account within OCI. Changes in the fair value of the hedging instruments that are associated with the difference between the spot rate and the contracted forward rate are recorded in current period earnings in interest expense for the three and nine months ended September 30, 2010 and other revenues for the three and nine months ended September 30, 2009.

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

Hedge accounting activity for 2010 and 2009 included the following:

Fair value hedges of interest rate risk on long-term borrowings

(dollars in millions)
	Account location	2010	2009

For the three months ended September 30:
Gain/(loss) recognized in income on the derivative	Interest expense	$2,154	$944
Gain/(loss) recognized in income on the long-term borrowing(1)	Interest expense	(2,283)	(1,156)
Gain/(loss) recognized in income due to hedge ineffectiveness	Interest expense	(129)	(212)
For the nine months ended September 30:
Gain/(loss) recognized in income on the derivative	Interest expense	2,589	(1,581)
Gain/(loss) recognized in income on the long-term borrowing(1)	Interest expense	(3,197)	981
Gain/(loss) recognized in income due to hedge ineffectiveness	Interest expense	(608)	(600)
As of September 30, 2010 and December 31, 2009:
Carrying value of hedging derivatives
	Trading assets	5,883	3,362
	Trading liabilities	163	101
Notional amount of hedging derivatives
in an asset position		45,574	54,954
in a liability position		12,152	4,770

(1)	Excludes the impact of the accretion of purchase accounting adjustments made to certain long-term borrowings in connection with the acquisition of Merrill Lynch by Bank of America.

Fair value hedges of commodity price risk on commodity inventory

(dollars in millions)
	Account location	2010	2009

For the three months ended September 30:
Gain/(loss) recognized in income on the derivative	Principal transactions	$25	$3
Gain/(loss) recognized in income on the commodity inventory	Principal transactions	(23)	(2)
Gain/(loss) recognized in income due to hedge ineffectiveness	Principal transactions	2	1
For the nine months ended September 30:
Gain/(loss) recognized in income on the derivative	Principal transactions	66	63
Gain/(loss) recognized in income on the commodity inventory	Principal transactions	(69)	(59)
Gain/(loss) recognized in income due to hedge ineffectiveness	Principal transactions	(3)	4
As of September 30, 2010 and December 31, 2009:
Carrying value of hedging derivatives
	Trading assets	132	78
	Trading liabilities	5	4
Notional amount of hedging derivatives
in an asset position		294	286
in a liability position		10	34

Cash flow hedges of commodity price risk on forecasted purchases and sales

(dollars in millions)
	Account location	2010	2009

For the three months ended September 30:
Gain/(loss) on the derivative deferred in equity	Accumulated other comprehensive income	$20	$(4)
Gain/(loss) reclassified into earnings in the current period	Principal transactions	3	53
Gain/(loss) recognized in income due to hedge ineffectiveness	Principal transactions	4	(1)
Amount that is expected to be reclassified into earnings in the next 12 months	Principal transactions	22	5
For the nine months ended September 30:
Gain/(loss) on the derivative deferred in equity	Accumulated other
	comprehensive income	47	64
Gain/(loss) reclassified into earnings in the current period	Principal transactions	16	59
Gain/(loss) recognized in income due to hedge ineffectiveness	Principal transactions	6	(1)
Amount that is expected to be reclassified into earnings in the next 12 months	Principal transactions	22	5
As of September 30, 2010 and December 31, 2009:
Carrying value of hedging derivatives
	Trading assets	132	10
	Trading liabilities	3	5
Notional amount of hedging derivatives
in an asset position		293	92
in a liability position		31	67

Net investment hedges of foreign operations

(dollars in millions)
	Account location	2010	2009

For the three months ended September 30:
Gain/(loss) on the derivative and non-derivative hedges deferred in equity	Accumulated other	$(1,356)	$(421)
	comprehensive income
Gain/(loss) recognized in income due to hedge ineffectiveness	Other revenue	-	-
Gain/(loss) recognized in income from the unused portion (time value) of the hedging derivative	Other revenue	-	(6)
	Interest expense	(49)	-
For the nine months ended September 30:
Gain/(loss) on the derivative and non-derivative hedges deferred in equity	Accumulated other	(509)	(1,682)
	comprehensive income
Gain/(loss) recognized in income due to hedge ineffectiveness	Other revenue	-	-
Gain/(loss) recognized in income from the unused portion (time value) of the hedging derivative	Other revenue	-	(98)
	Interest expense	(138)	-
As of September 30, 2010 and December 31, 2009:
Carrying value of hedging derivatives	Trading assets	141	353
	Trading liabilities	861	277
Carrying value of non-derivative hedges	Long-term borrowings	569	598
Notional amount of hedging derivatives
in an asset position		827	16,531
in a liability position		24,484	6,098

Net gains/(losses) on economic hedges

(dollars in millions)
	Account location	2010	2009

For the three months ended September 30:
Interest rate risk	Interest expense	$239	$124
Foreign currency risk	Other revenue	4,507	1,944
Credit risk	Other revenue	(29)	(218)
For the nine months ended September 30:
Interest rate risk	Interest expense	708	(594)
Foreign currency risk	Other revenue	(1,223)	484
Credit risk	Other revenue	(23)	(370)

The amounts in the table above represent net gains/(losses) on derivatives that are not used for trading purposes and are not used in accounting hedging relationships. Interest rate risk primarily relates to derivatives used to economically hedge long-term debt. Foreign currency risk primarily relates to economic hedges of foreign currency denominated transactions that generate earnings upon remeasurement in accordance with ASC 830-20, Foreign Currency Transactions (“Foreign Currency Transactions”). As both the remeasurement of the foreign currency risk on the transaction and the changes in fair value of the derivative are recorded in earnings, hedge accounting is not applied. Credit risk relates to credit default swaps used to economically manage the credit risk on certain loans not included in trading activities.

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

The following tables identify the primary risk for derivative instruments at September 30, 2010 and December 31, 2009. The primary risk is provided on a gross basis, prior to the application of the impact of counterparty and cash collateral netting.

(dollars in millions)
	As of September 30, 2010
	Contract/	Trading Assets-	Contract/	Trading Liabilities-
	Notional(1)	Derivative Contracts	Notional(1)	Derivative Contracts

Interest rate contracts
Swaps	$8,917,030	$637,447	$8,732,424	$633,313
Futures and forwards	1,860,777	2,228	1,843,803	2,355
Written options	-	-	1,558,928	61,883
Purchased options	1,404,567	65,206	-	-
Foreign exchange contracts
Swaps	98,392	11,248	106,205	13,614
Spot, futures and forwards	121,487	5,763	129,853	6,702
Written options	-	-	300,527	10,230
Purchased options	307,504	9,970	-	-
Equity contracts
Swaps	16,190	1,125	18,946	1,666
Futures and forwards	52,381	3,681	54,454	2,702
Written options	-	-	261,570	20,576
Purchased options	223,637	18,789	-	-
Commodity contracts
Swaps	55,400	8,452	51,196	9,349
Futures and forwards	233,589	5,752	218,663	3,684
Written options	-	-	86,300	5,571
Purchased options	83,531	5,364	-	-
Credit derivatives
Purchased protection:
Credit default swaps	457,333	37,088	302,413	9,621
Total return swaps	1,886	287	1,616	218
Other Credit Derivatives	1,669	13	37	-
Written protection:
Credit default swaps	301,292	9,350	469,035	31,135
Total return swaps	484	551	963	263
Other Credit Derivatives	-	-	469	4

Gross derivative assets/liabilities	$14,137,149	$822,314	$14,137,402	$812,886
Less: Legally enforceable master netting		(742,077)		(742,077)

Less: Cash collateral applied		(32,635)		(31,779)

Total derivative assets and liabilities		$47,602		$39,030

(1)	These amounts include trading derivatives, non-trading derivatives and bifurcated embedded derivatives.

(dollars in millions)
	As of December 31, 2009
	Contract/	Trading Assets-	Contract/	Trading Liabilities-
	Notional(1)	Derivative Contracts	Notional(1)	Derivative Contracts

Interest rate contracts
Swaps	$10,059,442	$472,860	$9,748,704	$471,423
Futures and forwards	2,606,064	3,531	2,534,823	3,123
Written options	-	-	1,461,830	46,521
Purchased options	1,313,226	46,643	-	-
Foreign exchange contracts
Swaps	115,591	11,739	107,953	13,074
Spot, futures and forwards	208,226	8,470	223,151	8,832
Written options	-	-	264,836	10,859
Purchased options	266,026	10,375	-	-
Equity contracts
Swaps	17,637	1,186	16,123	1,354
Futures and forwards	41,821	2,999	33,844	2,165
Written options	-	-	250,233	18,761
Purchased options	240,650	15,596	-	-
Commodity contracts
Swaps	30,449	6,591	34,180	6,391
Futures and forwards	202,571	10,369	185,109	9,612
Written options	-	-	53,438	4,955
Purchased options	50,372	4,750	-	-
Credit derivatives
Purchased protection:
Credit default swaps	908,594	59,491	622,853	22,685
Total return swaps	2,921	366	1,644	358
Other Credit Derivatives	14,517	59	-	-
Written protection:
Credit default swaps	614,066	21,833	949,107	54,265
Total return swaps	5,173	1,563	7,336	925
Other Credit Derivatives	-	-	14,703	126

Gross derivative assets/liabilities	$16,697,346	$678,421	$16,509,867	$675,429
Less: Legally enforceable master netting		(602,157)		(602,157)

Less: Cash collateral applied		(26,682)		(38,152)

Total derivative assets and liabilities		$49,582		$35,120

(1)	These amounts include trading derivatives, non-trading derivatives and bifurcated embedded derivatives.

Trading revenues

Merrill Lynch enters into trading derivatives and non-derivative cash instruments to facilitate client transactions, for proprietary trading and financing purposes, and to manage risk exposures arising from trading assets and liabilities. The resulting risk from derivatives and non-derivative cash instruments is managed on a portfolio basis as part of Merrill Lynch’s sales and trading activities and the related revenue is recorded on different income statement line items, including principal transactions, commissions, other revenues and net interest (expense)/profit. The following table identifies the amounts in the income statement line items attributable to trading and non-trading activities, including both derivatives and non-derivative cash instruments categorized by primary risk for the three and nine months ended September 30, 2010 and September 30, 2009.

Non-trading related amounts include activities in connection with principal investment, wealth management, and certain lending activities; economic hedging activity discussed in the Non-trading derivatives section above; and the impact of changes in Merrill Lynch’s own creditworthiness on borrowings accounted for at fair value.

(dollars in millions)
For the Three Months	Principal		Other	Net Interest
Ended September 30, 2010	Transactions	Commissions	Revenues(1)	Profit/(Expense)	Total

Interest Rate Risk	$133	$19	$(2)	$76	$226
Foreign Exchange Risk	(28)	-	-	-	(28)
Equity Risk	384	713	38	4	1,139
Commodity Risk	138	-	5	(30)	113
Credit Risk	784	12	269	334	1,399

Total trading related	1,411	744	310	384	2,849
Non-trading related	(292)	587	67	(979)	(617)

Total	$1,119	$1,331	$377	$(595)	$2,232

(dollars in millions)
For the Nine Months	Principal		Other	Net Interest
Ended September 30, 2010	Transactions	Commissions	Revenues(1)	Profit/(Expense)	Total

Interest Rate Risk	$1,022	$60	$25	$259	$1,366
Foreign Exchange Risk	44	-	-	(1)	43
Equity Risk	1,660	2,313	206	(461)	3,718
Commodity Risk	200	-	6	(93)	113
Credit Risk	2,666	32	576	1,076	4,350

Total trading related	5,592	2,405	813	780	9,590
Non-trading related	845	1,853	1,867	(2,651)	1,914

Total	$6,437	$4,258	$2,680	$(1,871)	$11,504

(dollars in millions)
For the Three Months	Principal		Other	Net Interest
Ended September 30, 2009	Transactions	Commissions	Revenues(1)	Profit/(Expense)	Total

Interest Rate Risk	$321	$16	$5	$109	$451
Foreign Exchange Risk	8	-	-	18	26
Equity Risk	567	781	34	188	1,570
Commodity Risk	146	-	-	(36)	110
Credit Risk	1,494	15	218	326	2,053

Total trading related	2,536	812	257	605	4,210
Non-trading related	(2,336)	614	1,108	(323)	(937)

Total	$200	$1,426	$1,365	$282	$3,273

(dollars in millions)
For the Nine Months	Principal		Other	Net Interest
Ended September 30, 2009	Transactions	Commissions	Revenues(1)	Profit/(Expense)	Total

Interest Rate Risk	$1,435	$47	$17	$445	$1,944
Foreign Exchange Risk	271	-	1	12	284
Equity Risk	2,248	2,522	63	(378)	4,455
Commodity Risk	762	-	-	(132)	630
Credit Risk	3,445	45	441	1,071	5,002

Total trading related	8,161	2,614	522	1,018	12,315
Non-trading related	(3,875)	1,818	1,911	(334)	(480)

Total	$4,286	$4,432	$2,433	$684	$11,835

(1)	Includes other income and other-than-temporary impairment losses on available-for-sale debt securities.

Derivatives as guarantees

Merrill Lynch enters into certain derivative contracts that meet the definition of a guarantee under ASC 460, Guarantees (“Guarantees Accounting”). Guarantees are defined to include derivative contracts that contingently require a guarantor to make payment to a guaranteed party based on changes in an underlying (such as changes in the value of interest rates, security prices, currency rates, commodity prices, indices, etc.) that relate to an asset, liability or equity security of a guaranteed party. Derivatives that meet the accounting definition of a guarantee include certain written options (e.g., written interest rate and written currency options). Merrill Lynch does not track, for accounting purposes, whether its clients enter into these derivative contracts for speculative or hedging purposes. Accordingly, Merrill Lynch has disclosed information about all credit derivatives, credit-related notes and certain types of written options that can potentially be used by clients to protect against changes in an underlying, regardless of how the contracts are actually used by the client.

Merrill Lynch’s derivatives that act as guarantees at September 30, 2010 and December 31, 2009 are summarized below:

(dollars in millions)
	Maximum
	Payout/	Less than				Carrying
	Notional	1 year	1 - 3 years	3 - 5 years	Over 5 years	Value(1)

At September 30, 2010:
Derivative contracts:
Credit derivatives:
Investment grade(2)	$318,405	$25,266	$107,042	$110,636	$75,461	$12,606
Non-investment grade(2)	453,838	41,036	145,712	139,154	127,936	18,796

Total credit derivatives	772,243	66,302	252,754	249,790	203,397	31,402
Credit related notes:
Investment grade(2)	1,155,696	-	137,628	-	1,018,068	1,155,696
Non-investment grade(2)	1,336,671	3,881	27,036	104,007	1,201,747	1,336,671

Total credit related notes	2,492,367	3,881	164,664	104,007	2,219,815	2,492,367
Other derivatives	1,666,983	563,951	409,931	241,986	451,115	75,730

Total derivative contracts	$4,931,593	$634,134	$827,349	$595,783	$2,874,327	$2,599,499

At December 31, 2009:
Derivative contracts:
Credit derivatives:
Investment grade(2)	$520,782	$44,552	$133,089	$216,562	$126,579	$17,255
Non-investment grade(2)	1,054,900	93,582	331,306	325,167	304,845	37,935

Total credit derivatives	1,575,682	138,134	464,395	541,729	431,424	55,190
Other derivatives	1,574,432	488,146	405,223	245,565	435,498	59,811

Total derivative contracts	$3,150,114	$626,280	$869,618	$787,294	$866,922	$115,001

(1)	Derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Refers to the creditworthiness of the underlying reference obligations.

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

Merrill Lynch economically hedges its exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, Merrill Lynch purchases credit protection with identical underlying referenced names to offset its exposure. At September 30, 2010 and December 31, 2009, the notional value and carrying value of credit protection purchased and credit protection sold by Merrill Lynch with identical underlying referenced names was:

(dollars in millions)
	Maximum
	Payout/	Less than				Carrying
	Notional	1 year	1 - 3 years	3 - 5 years	Over 5 years	Value(1)

At September 30, 2010:
Credit derivatives purchased	$739,694	$67,548	$228,681	$230,756	$212,709	$26,846
Credit derivatives sold	765,326	66,075	251,961	249,313	197,977	29,401

At December 31, 2009:
Credit derivatives purchased	$1,506,782	$130,297	$432,550	$511,298	$432,637	$49,225
Credit derivatives sold	1,555,077	135,686	463,129	540,713	415,549	50,609

(1)	Derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.

Credit related notes

Credit related notes in the guarantees table above include investments in securities issued by CDO, CLO and credit linked note vehicles. These instruments are classified as trading securities. Most of the entities that issue these instruments have either the ability to enter into credit derivatives or have entered into credit derivatives that meet the definition of a guarantee (in this case, the sale of credit protection). Since most of these securities could potentially have embedded credit derivatives that would meet the definition of a guarantee, Merrill Lynch includes all of its investments in these securities in the table above.

The carrying value of these instruments equals Merrill Lynch’s maximum exposure to loss. Merrill Lynch is not obligated to make any payments to the entities under the terms of the securities owned. Merrill Lynch discloses internal categorizations (i.e., investment grade, non-investment grade) consistent with how risk is managed for these instruments.

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

Where Merrill Lynch has entered into legally enforceable netting agreements with counterparties, it reports derivative assets and liabilities, and any related cash collateral, net in the Condensed Consolidated Balance Sheets in accordance with ASC 210-20, Balance Sheet-Offsetting. At September 30, 2010 and December 31, 2009, cash collateral received of $32.6 billion and $26.7 billion, respectively, and cash collateral paid of $31.8 billion and $38.2 billion, respectively, was netted against derivative assets and liabilities.

Merrill Lynch considers the impact of counterparty credit risk on the valuation of derivative contracts. Factors used to determine the credit valuation adjustments on the derivatives portfolio include current exposure levels (i.e., fair value prior to credit valuation adjustments) and expected exposure levels profiled over the maturity of the contracts. CDS market information, including either quoted single name CDS or index or other proxy CDS, is also considered. In addition, the credit valuation adjustments also take into account the netting and credit provisions of relevant agreements including collateral margin agreements and legally enforceable netting agreements. During the three and nine months ended September 30, 2010, valuation adjustments of approximately $0.2 billion and $0.1 billion of gains, respectively, were recognized in principal transactions for counterparty credit risk. Valuation adjustments of approximately $1.1 billion and $1.2 billion of gains for the three and nine months ended September 30, 2009 were recognized in principal transactions for counterparty credit risk. At September 30, 2010 and December 31, 2009, the cumulative counterparty credit risk valuation adjustment that was reflected in derivative assets was $6.5 billion and $6.8 billion, respectively. In addition, the fair value of derivative liabilities is adjusted to reflect the impact of Merrill Lynch’s credit quality. During the three months ended September 30, 2010, valuation adjustments of approximately $0.1 billion were recognized as losses in principal transactions for changes in Merrill Lynch’s credit risk. For the nine months ended September 30, 2010, valuation adjustments were not material for changes in Merrill Lynch’s credit risk. Valuation adjustments of approximately $0.4 billion and $0.5 billion, respectively, for the three and nine months ended September 30, 2009 were recognized as losses in principal transactions for changes in Merrill Lynch’s credit risk. At September 30, 2010 and

December 31, 2009, the cumulative credit risk valuation adjustment that was reflected in the derivative liabilities balance was $0.5 billion and $0.3 billion, respectively.

Monoline derivative credit exposure at September 30, 2010 had a notional value of $33.0 billion compared with $36.1 billion at December 31, 2009. Mark-to-market monoline derivative credit exposure was $9.3 billion at September 30, 2010 compared with $10.7 billion at December 31, 2009, driven by positive valuation adjustments on legacy assets and terminated monoline contracts. At September 30, 2010, the counterparty credit valuation adjustment related to monoline derivative exposure was $5.4 billion compared to $5.7 billion at December 31, 2009, which reduced Merrill Lynch’s net mark-to-market exposure to $3.9 billion at September 30, 2010, of which 62% related to a single counterparty.

Bank of America has guaranteed the performance of Merrill Lynch on certain derivative transactions. The aggregate amount of such derivative liabilities was approximately $2.6 billion and $2.5 billion at September 30, 2010 and December 31, 2009, respectively.

Credit-risk related contingent features

The majority of Merrill Lynch’s derivative contracts contain credit-risk-related contingent features, primarily within the ISDA agreements, that help to reduce the credit risk of these instruments as compared to other obligations of the respective counterparty with whom Merrill Lynch has transacted (e.g., other senior debt). These contingent features may be for the benefit of Merrill Lynch or may benefit Merrill Lynch’s counterparties in respect of changes in Merrill Lynch’s creditworthiness. At September 30, 2010 and December 31, 2009, Merrill Lynch posted collateral of $37.8 billion and $42.8 billion, respectively, under derivative contracts that were in a liability position, of which $31.8 billion and $38.2 billion, respectively, represented cash collateral, as noted above.

In connection with certain OTC derivatives transactions and other trading agreements, Merrill Lynch could be required to provide additional collateral to or terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of ML & Co. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or an amount related to the market value of the exposure. At September 30, 2010 and December 31, 2009, the amount of additional collateral and termination payments that would be required for such derivatives transactions and trading agreements was approximately $0.9 billion and $1.3 billion, respectively, in the event of a downgrade to low single-A by all credit agencies. A further downgrade of ML & Co.’s long-term senior debt credit rating to the BBB+ or equivalent level would require approximately $0.6 billion of additional collateral at both September 30, 2010 and December 31, 2009.

Note 7.  Securities Financing Transactions

Merrill Lynch enters into secured borrowing and lending transactions in order to meet customers’ needs and earn residual interest rate spreads, obtain securities for settlement and finance trading inventory positions.

Under these transactions, Merrill Lynch either receives or provides collateral, including U.S. Government and agency securities, asset-backed, corporate debt, equity, and non-U.S. government and agency securities. Merrill Lynch receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and other loans. Under most agreements, Merrill Lynch is permitted to sell or repledge the securities received (e.g., use the securities to secure repurchase agreements, enter into securities lending transactions, or deliver to counterparties to cover short positions). At September 30, 2010 and December 31, 2009, the fair value of securities received as collateral where Merrill Lynch is permitted to sell or repledge the securities was $326 billion and $308 billion, respectively, and the fair value of the portion that had been sold or repledged was $250 billion and $245 billion, respectively. Merrill Lynch may use securities received as collateral for resale agreements to satisfy regulatory requirements such as Rule 15c3-3 of the Securities Exchange Act of 1934.

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

Merrill Lynch pledges assets to collateralize repurchase agreements and other secured financings. Pledged securities that can be sold or repledged by the secured party are parenthetically disclosed in trading assets on the Condensed Consolidated Balance Sheets. The carrying value and classification of securities owned by Merrill Lynch that have been pledged to counterparties where those counterparties do not have the right to sell or repledge at September 30, 2010 and December 31, 2009 are as follows:

(dollars in millions)
	September 30, 2010	December 31, 2009

Trading asset category
Equities and convertible debentures	$7,639	$7,647
Corporate debt and preferred stock	7,623	10,398
U.S. Government and agencies	1,505	1,455
Non-U.S. governments and agencies	1,890	1,786
Mortgages, mortgage-backed, and asset-backed securities	775	4,236
Municipals and money markets	-	8

Total	$19,432	$25,530

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

Investment securities reported on the Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009 are presented below. The decrease in available-for-sale securities from December 31, 2009 primarily reflects the sale of approximately $15 billion of securities, approximately $11 billion of which were sold to Bank of America during the first quarter of 2010.

(dollars in millions)
	September 30, 2010	December 31, 2009

Investment securities
Available-for-sale(1)	$1,585	$16,818
Held-to-maturity	257	246
Non-qualifying(2)	21,587	21,301

Total	$23,429	$38,365

(1)	The amount at December 31, 2009 includes $5.5 billion of investment securities reported in cash and securities segregated for regulatory purposes or deposited with clearing organizations.
(2)	Investments that are non-qualifying for Investment Accounting purposes, primarily equity investments, which includes Merrill Lynch’s investment in BlackRock, Inc.

Refer to Note 1 for Merrill Lynch’s accounting policy regarding other-than-temporary-impairment of investment securities. For the three and nine months ended September 30, 2010, other-than-temporary impairment charges related to non-agency mortgage-backed available-for-sale securities were $45 million and $168 million, respectively, the credit-related portion of which was $42 million and $165 million, respectively. Other-than-temporary impairments related to available-for-sale securities were $306 million and $603 million during the three and nine months ended September 30, 2009, respectively.

The impairment amounts reported for the quarterly periods reflect other-than-temporary losses associated with only those securities that were impaired during that quarter. The year-to-date amounts reflect the impact of all securities for which impairment losses were recognized in earnings during that period, and ongoing changes in the fair value of those securities.

Information regarding investment securities subject to Investment Accounting follows.

(dollars in millions)
	September 30, 2010

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale
Mortgage-backed securities:
Agency collateralized mortgage obligations	$674	$27	$-	$701
Non-agency	879	93	(88)	884

Total Available-for-Sale Securities	1,553	120	(88)	1,585

Held-to-Maturity
Corporate debt and municipal	257	-	-	257

Total	$1,810	$120	$(88)	$1,842

(dollars in millions)
	December 31, 2009

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale
Mortgage-backed securities:
Agency collateralized mortgage obligations	$14,775	$449	$(11)	$15,213
Non-agency	1,952	154	(501)	1,605

Total Available-for-Sale Securities	16,727	603	(512)	16,818

Held-to-Maturity
Corporate debt and municipal	246	-	-	246

Total	$16,973	$603	$(512)	$17,064

As a result of the acquisition of Merrill Lynch by Bank of America, and the new cost bases established on January 1, 2009, there were no available-for-sale securities in an unrealized loss position for greater than one year as of December 31, 2009. The following table presents fair value and unrealized losses, after hedges, for available-for-sale securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2010.

(dollars in millions)
	Less Than 1 Year		More than 1 Year		Total
		Unrealized		Unrealized		Unrealized
Asset Category	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Non-agency collateralized mortgage obligations	$66	$(6)	$245	$(82)	$311	$(88)

The amortized cost and fair value of available-for-sale debt securities by expected maturity for mortgage-backed securities and contractual maturity for other debt securities at September 30, 2010 are as follows:

(dollars in millions)
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$547	$575	$-	$-
Due after one year through five years	698	721	257	257
Due after five years through ten years	126	112	-	-
Due after ten years	182	177	-	-

Total(1)	$1,553	$1,585	$257	$257

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay their obligations with or without prepayment penalties.

The proceeds and gross realized gains/(losses) from the sale of available-for-sale securities during the three and nine months ended September 30, 2010 are as follows:

(dollars in millions)
	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010

Proceeds	$139	$14,966
Gross realized gains	6	412
Gross realized losses	(15)	(270)

Equity Method Investments

Summarized financial information for Merrill Lynch’s most significant equity method investee, BlackRock, Inc. (“BlackRock”), is as follows:

(dollars in millions)
	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010

Revenues	$2,092	$6,119
Operating income	707	2,058
Earnings before income taxes	785	2,063
Net earnings	551	1,406

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

Certain tables below present the assets and liabilities of consolidated and unconsolidated VIEs if Merrill Lynch has continuing involvement with transferred assets or if Merrill Lynch otherwise has a variable interest in the VIE. For consolidated VIEs, these amounts are net of intercompany balances. The tables also present Merrill Lynch’s exposure to loss resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which Merrill Lynch holds a variable interest as of September 30, 2010 and December 31, 2009. Merrill Lynch’s maximum exposure to loss is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on Merrill Lynch’s Condensed Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. Merrill Lynch’s maximum exposure to loss does not include losses previously recognized.

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

Securitization activity for residential and commercial mortgages was not material for the three and nine months ended September 30, 2010 and September 30, 2009.

The following table summarizes certain information related to Loan VIEs in which Merrill Lynch is either the transferor, servicer or sponsor and holds a variable interest as of September 30, 2010 and December 31, 2009.

(dollars in millions)
	Non-Agency
	Prime		Subprime		Commercial Mortgage

	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009	2010	2009

Unconsolidated VIEs:
Maximum loss exposure(1)(2)	$24	$99	$77	$1,143	$116	$101

Senior securities held (3)
Trading assets	$2	$3	$27	$10	$-	$-
Investment securities	7	-	33	-	-	-
Subordinated securities held(3)
Trading assets	-	-	17	-	-	-
Residual interests held	5	9	-	2	35	39

Total retained securities	$14	$12	$77	$12	$35	$39

Principal balance outstanding(4)	$394	$923	$25,038	$33,296	$7,303	$7,915

Consolidated VIEs:
Maximum loss exposure(1)	$50	$472	$647	$1,234	$-	$-

Derivative contracts	$46	$72	$138	$163	$-	$-
Loans, notes, and mortgages	-	436	1,416	1,746	-	-
Other assets	4	14	75	108	-	-

Total assets	$50	$522	$1,629	$2,017	$-	$-

Long-term borrowings	$-	$48	$1,024	$1,030	$-	$-
Derivative contracts	-	-	-	3	-	-
Other liabilities	8	3	19	-	-	-

Total liabilities	$8	$51	$1,043	$1,033	$-	$-

(1)	Maximum loss exposure excludes liabilities for representations and warranties.
(2)	Maximum loss exposure at December 31, 2009 included servicing assets that were transferred to a subsidiary of Bank of America in the first quarter of 2010.
(3)	Substantially all of the securities were in Level 2 in the fair value hierarchy.
(4)	Principal balance outstanding includes those loans that Merrill Lynch transferred and with which it has continuing involvement.

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

Merrill Lynch sells mortgage loans to VIEs with various representations and warranties related to, among other things, the ownership of the loan, validity of the lien securing the loan, absence of delinquent taxes or liens against the property securing the loan, the process used in selecting the loans for inclusion in a transaction, the loan’s compliance with any applicable loan criteria established by the buyer, and the loan’s compliance with applicable local, state and federal laws. Under these representations and warranties, Merrill Lynch may be required to repurchase mortgage loans with the identified defects or indemnify or provide other recourse to the investor or insurer. In such cases, Merrill Lynch bears any subsequent credit loss on the mortgage loans. Merrill Lynch’s representations and warranties are generally not subject to stated limits and extend over the life of the loans. See Note 14.

Municipal Bond Securitizations

Merrill Lynch sponsors municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds, some of which are callable prior to maturity. The vast majority of the bonds are rated AAA or AA and some of the bonds benefit from insurance provided by monoline financial guarantors. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a frequent basis to third party investors. Merrill Lynch may serve as remarketing agent and/or liquidity provider for the trusts. The floating-rate investors have the right to tender the certificates at specified dates, often with as little as seven days’ notice. Should Merrill Lynch be unable to remarket the tendered certificates, it is generally obligated to purchase them at par under standby liquidity facilities. Merrill Lynch is typically not obligated to purchase the certificates under the standby liquidity facilities if the underlying bonds’ credit rating declines below investment grade or in certain events of default or bankruptcy of the issuer and insurer.

In addition to standby liquidity facilities, Merrill Lynch provides default protection or credit enhancement to investors in securities issued by certain municipal bond trusts. Interest and principal payments on floating-rate certificates issued by these trusts are secured by guarantees issued by Merrill Lynch. In the event that the issuer of the underlying municipal bond defaults on any payment of principal and/or interest when due, Merrill Lynch will make any required payments to the holders of the floating-rate certificates.

Merrill Lynch or an investor may hold the residual interest in the trust. If an investor holds the residual interest, that investor typically has the unilateral ability to liquidate the trust at any time, while Merrill Lynch typically has the ability to trigger the liquidation of that trust only if the market value of the bonds held in the trust declines below a specified threshold. The weighted average remaining life of bonds held in the trusts at September 30, 2010 was 9.65 years.

The following table summarizes certain information related to municipal bond trusts in which Merrill Lynch holds a variable interest as of September 30, 2010 and December 31, 2009.

(dollars in millions)
	September 30, 2010			December 31, 2009
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Maximum Loss Exposure	$4,395	$1,443	$5,838	$138	$4,971	$5,109

On-balance sheet assets
Trading assets	$4,395	$140	$4,535	$138	$97	$235

Total	$4,395	$140	$4,535	$138	$97	$235

On-balance sheet liabilities
Derivative contracts	$-	$-	$-	$2	$287	$289
Short-term borrowings	4,538	-	4,538	-	-	-
Payables to Bank of America	18	-	18	-	-	-

Total	$4,556	$-	$4,556	$2	$287	$289

Total assets of VIEs	$4,395	$1,702	$6,097	$138	$5,264	$5,402

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

In the three and nine months ended September 30, 2010, Merrill Lynch was the transferor of assets into unconsolidated municipal bond trusts and received cash proceeds from new securitizations of $226 million and $1.0 billion, respectively, as compared with $247 million and $423 million in each of the same periods of 2009. At September 30, 2010 and December 31, 2009, the principal balance outstanding for unconsolidated municipal bond securitization trusts for which Merrill Lynch was the transferor was $1.7 billion and $5.3 billion, respectively.

Merrill Lynch’s liquidity commitments to unconsolidated municipal bond trusts totaled $1.3 billion and $4.9 billion at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010 and December 31, 2009, Merrill Lynch held $140 million and $61 million of floating-rate certificates, respectively, issued by unconsolidated municipal bond trusts in trading assets. At December 31, 2009, Merrill Lynch also held residual interests of $36 million. See Note 14.

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

The following table summarizes certain information related to CDO vehicles in which Merrill Lynch holds a variable interest as of September 30, 2010 and December 31, 2009.

(dollars in millions)
	September 30, 2010			December 31, 2009
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Maximum Loss Exposure	$2,212	$3,177	$5,389	$2,449	$5,942	$8,391

On-balance sheet assets
Trading assets	$2,725	$498	$3,223	$2,785	$700	$3,485
Derivative contracts	-	989	989	-	2,085	2,085
Other assets	3	135	138	-	166	166

Total	$2,728	$1,622	$4,350	$2,785	$2,951	$5,736

On-balance sheet liabilities
Derivative contracts	$16	$8	$24	$-	$801	$801
Long-term borrowings	3,174	-	3,174	2,753	-	2,753

Total	$3,190	$8	$3,198	$2,753	$801	$3,554

Total assets of VIEs	$2,728	$44,300	$47,028	$2,785	$51,017	$53,802

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

At September 30, 2010, Merrill Lynch had $1.4 billion notional amount of super senior liquidity exposure to CDO vehicles, which is comprised of two components. The first component is $567 million notional amount of liquidity exposure to third parties that are not SPEs that hold super senior cash positions on Merrill Lynch’s behalf. The remainder is comprised of $850 million notional amount of liquidity support provided to certain synthetic CDOs, including $323 million to a consolidated CDO, in the form of lending commitments related to super senior securities issued by the CDOs. These unfunded lending commitments obligated Merrill Lynch to purchase the super senior

CDO securities at par value if the CDO vehicles need cash to make payments due under credit default swaps written by the CDO vehicles.

Liquidity-related commitments also include $1.3 billion notional amount of derivative contracts with unconsolidated VIEs, principally CDO vehicles, which hold non-super senior CDO debt securities. These derivatives are typically in the form of total return swaps which obligate Merrill Lynch to purchase the securities at the VIE’s cost to acquire the securities, generally as a result of ratings downgrades. The underlying securities are senior securities and substantially all of Merrill Lynch’s exposures are insured. Accordingly, Merrill Lynch’s exposure to loss consists principally of counterparty risk to the insurers. These derivatives are included in the $1.3 billion notional amount of derivative contracts through which Merrill Lynch obtains funding from third party VIEs, discussed in Note 6.

Merrill Lynch’s $2.7 billion of aggregate liquidity exposure to CDOs at September 30, 2010 is included in the above table to the extent that Merrill Lynch sponsored the CDO vehicle or the liquidity exposure to the CDO vehicle is more than insignificant as compared to total assets of the CDO vehicle. Liquidity exposure included in the table is reported net of previously recorded losses.

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

The following table summarizes certain information related to customer vehicles in which Merrill Lynch holds a variable interest as of September 30, 2010 and December 31, 2009.

(dollars in millions)
	September 30, 2010			December 31, 2009
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Maximum Loss Exposure	$3,121	$2,386	$5,507	$277	$7,681	$7,958

On-balance sheet assets
Trading assets	$2,472	$365	$2,837	$183	$243	$426
Derivative contracts	104	907	1,011	78	3,354	3,432
Loans, notes, and mortgages	-	-	-	-	65	65
Other assets	1,626	16	1,642	16	-	16

Total	$4,202	$1,288	$5,490	$277	$3,662	$3,939

On-balance sheet liabilities
Derivative contracts	$-	$36	$36	$-	$205	$205
Short-term borrowings	-	-	-	22	-	22
Long-term borrowings	2,513	-	2,513	50	74	124
Other liabilities	-	150	150	-	681	681

Total	$2,513	$186	$2,699	$72	$960	$1,032

Total assets of VIEs	$4,202	$5,178	$9,380	$277	$10,387	$10,664

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

Merrill Lynch is typically the counterparty for the credit and equity derivatives, and it may invest in securities issued by the vehicles. Merrill Lynch may also enter into interest rate and foreign currency derivatives with the vehicles. Merrill Lynch had approximately $460 million of other liquidity commitments, including written put options and collateral value guarantees, with unconsolidated credit-linked and equity-linked note vehicles at September 30, 2010.

Real Estate and other VIEs

Real Estate and other VIEs primarily includes a real estate investment fund that is a VIE, investments in VIEs that hold investment property and certain hedge fund investment entities.

The following table summarizes certain information related to Real Estate and other VIEs in which Merrill Lynch holds a variable interest as of September 30, 2010 and December 31, 2009.

(dollars in millions)
	September 30, 2010			December 31, 2009
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Maximum Loss Exposure	$1,719	$1,978	$3,697	$1,342	$278	$1,620

On-balance sheet assets(1)
Trading assets	$184	$-	$184	$86	$-	$86
Derivative contracts	-	316	316	-	21	21
Investment securities	1,636	76	1,712	-	-	-
Loans, notes, and mortgages	273	1,627	1,900	313	257	570
Other assets	417	20	437	1,093	-	1,093

Total	$2,510	$2,039	$4,549	$1,492	$278	$1,770

On-balance sheet liabilities
Derivative contracts	$-	$-	$-	$-	$127	$127
Long-term borrowings	27	74	101	32	-	32
Other liabilities	907	-	907	78	-	78

Total	$934	$74	$1,008	$110	$127	$237

Total assets of VIEs(1)	$2,510	$5,453	$7,963	$1,492	$776	$2,268

(1)	In prior periods, unconsolidated real estate vehicles were generally considered VREs because they had sufficient equity to finance their operations when they were initially established. As such, most of these entities were not included in the December 31, 2009 unconsolidated information.

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

Such activities inherently involve risk to Merrill Lynch and investors, and in certain instances may result in loss. Merrill Lynch will provide more than an insignificant amount of support to a particular fund, and therefore considers that entity to be a VIE. The fund is consolidated by Merrill Lynch because it has a controlling financial interest through its general and limited partnership interests.

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

Other Transactions

Prior to 2010, Merrill Lynch transferred pools of securities to certain independent third parties and provided financing for approximately 75 percent of the purchase price under asset-backed financing arrangements. At September 30, 2010 and December 31, 2009, Merrill Lynch’s maximum loss exposure under these financing arrangements was $6.4 billion and $6.8 billion, respectively, substantially all of which was recorded as loans, notes and mortgages on Merrill Lynch’s Condensed Consolidated Balance Sheet. All principal and interest payments have been received when due in accordance with their contractual terms. These arrangements are not included in the tables above because the purchasers are not VIEs.

Note 10.  Loans, Notes, Mortgages and Related Commitments to Extend Credit

Loans, notes, mortgages and related commitments to extend credit include:

•	Consumer loans, which are substantially secured, including residential mortgages, home equity loans, and other loans to individuals for household, family, or other personal expenditures; and

•	Commercial loans including corporate and institutional loans (including corporate and financial sponsor, non-investment grade lending commitments), commercial mortgages, asset-backed loans, small- and middle-market business loans, and other loans to businesses.

Loans, notes, mortgages and related commitments to extend credit at September 30, 2010 and December 31, 2009, are presented below. This disclosure includes commitments to extend credit that, if drawn upon, will result in loans held for investment or loans held for sale.

(dollars in millions)
	Loans		Commitments(1)
	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010(2)(3)	2009

Consumer:
Mortgages	$3,285	$4,700	$151	$167
Other	8,612	8,969	22	20
Commercial and small- and middle-market business:
Investment grade	10,347	11,105	4,555	6,187
Non-investment grade	8,915	12,922	3,571	4,170

	31,159	37,696	8,299	10,544
Allowance for loan losses	(189)	(33)	-	-
Reserve for lending-related commitments(4)	-	-	(513)	(825)

Total, net	$30,970	$37,663	$7,786	$9,719

(1)	Commitments are outstanding as of the date the commitment letter is issued and are comprised of closed and contingent commitments. Closed commitments represent the unfunded portion of existing commitments available for draw down. Contingent commitments are contingent on the borrower fulfilling certain conditions or upon a particular event, such as an acquisition. A portion of these contingent commitments may be syndicated among other lenders or the counterparty may replace the commitment with capital markets funding.
(2)	See Note 14 for a maturity profile of these commitments.
(3)	In addition to the loan origination commitments included in the table above, Merrill Lynch had agreements to purchase $685 million of loans that, upon settlement of the commitment, will be classified in loans held for investment or loans held for sale. See Note 14 for additional information.
(4)	Amounts are included within other payables on the Condensed Consolidated Balance Sheets.

Activity in the allowance for loan losses is presented below:

(dollars in millions)
	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009(1)

Allowance for loan losses, at beginning of period	$33	$-
Provision for loan losses	227	312
Charge-offs	(73)	(104)
Recoveries	-	5

Net charge-offs	(73)	(99)
Other	2	(99)

Allowance for loan losses, at end of period	$189	$114

(1)	The allowance for loan losses as of December 26, 2008 was eliminated as of January 1, 2009 as a result of purchase accounting adjustments.

Consumer loans, substantially all of which are collateralized, consisted of approximately 121,000 individual loans at September 30, 2010. Commercial loans consisted of approximately 6,000 separate loans. The principal balance of non-accrual loans was $1.9 billion at September 30, 2010 and $2.8 billion at December 31, 2009. The investment grade and non-investment grade categorization is determined using the credit rating agency equivalent of internal credit ratings. Non-investment grade counterparties are those rated lower than the BBB- category.

The above amounts include $6.5 billion and $7.7 billion of loans held for sale at September 30, 2010 and December 31, 2009, respectively. Loans held for sale are loans that Merrill Lynch expects to sell prior to maturity. At September 30, 2010, such loans consisted of $2.7 billion of consumer loans, primarily residential mortgages, and $3.8 billion of commercial loans, approximately 2% of which were to investment grade counterparties. At December 31, 2009, such loans consisted of $3.6 billion of consumer loans, primarily residential mortgages, and $4.1 billion of commercial loans, approximately 9% of which were to investment grade counterparties.

In some cases, Merrill Lynch enters into single name and index credit default swaps to mitigate credit exposure related to funded and unfunded commercial loans. The notional value of these swaps totaled $3.1 billion and $3.2 billion at September 30, 2010 and December 31, 2009, respectively. The following tables provide information regarding Merrill Lynch’s net credit default protection associated with its funded and unfunded commercial loans as of September 30, 2010:

Net Credit Default Protection by Maturity Profile
September 30,
2010

Less than or equal to one year	22%
Greater than one year and less than or equal to five years	67
Greater than five years	11

Total net credit default protection	100%

Net Credit Default Protection by Credit Exposure Debt Rating
(dollars in millions)
	September 30,
	2010
	Net
Ratings(1)	Notional	Percent

AA	$(465)	15.0%
A	(1,121)	36.3
BBB	(643)	20.8
BB	(366)	11.8
B	(253)	8.2
CCC and below	(208)	6.7
NR	(37)	1.2

Total net credit default protection	$(3,093)	100.0%

(1)	Merrill Lynch considers ratings of BBB- or higher to meet the definition of investment grade.

Note 11. Goodwill and Intangible Assets

Goodwill

Goodwill is the cost of an acquired company in excess of the fair value of identifiable net assets at the acquisition date. Goodwill is tested annually (or more frequently under certain conditions) for impairment at the reporting unit level in accordance with ASC 350, Intangibles — Goodwill and Other (“Goodwill and Intangible Assets Accounting”). If the fair value of the reporting unit exceeds its carrying value, its goodwill is not deemed to be impaired. If the fair value is less than the carrying value, a further analysis is required to determine the amount of impairment, if any. Based on the annual impairment analysis completed during the third quarter of 2010, Merrill Lynch determined that there was no impairment of goodwill as of the June 30, 2010 test date.

The carrying amount of goodwill was $4.6 billion at both September 30, 2010 and December 31, 2009.

Intangible Assets

Intangible assets with definite lives at September 30, 2010 and December 31, 2009 consisted primarily of value assigned to customer relationships. Intangible assets with definite lives are tested for impairment in accordance with ASC 360, Property, Plant and Equipment whenever certain conditions exist which would indicate the carrying amounts of such assets may not be recoverable. Intangible assets with definite lives are amortized over their respective estimated useful lives. Intangible assets with indefinite lives consist of value assigned to the Merrill Lynch brand and are tested for impairment in accordance with Goodwill and Intangible Assets Accounting. Intangible assets with indefinite lives are not amortized.

The gross carrying amount of intangible assets with definite lives was $3.1 billion at September 30, 2010 and December 31, 2009. Accumulated amortization of intangible assets amounted to $541 million and $309 million at September 30, 2010 and December 31, 2009, respectively. The carrying amount of intangible assets with indefinite lives was $1.5 billion at September 30, 2010 and December 31, 2009.

Amortization expense was $78 million and $232 million, respectively, for the three and nine months ended September 30, 2010, and $99 million and $324 million, respectively, for the three and nine months ended September 30, 2009.

Note 12. Borrowings and Deposits

Prior to Merrill Lynch’s acquisition by Bank of America, ML & Co. was the primary issuer of Merrill Lynch’s debt instruments. Debt instruments were also issued by certain subsidiaries. ML & Co. is no longer a primary issuer of new unsecured borrowings under the Bank of America platform. Bank of America has not assumed or guaranteed the long-term debt that was issued or guaranteed by ML & Co. or its subsidiaries prior to the acquisition of Merrill Lynch by Bank of America. Beginning late in the third quarter of 2009, in connection with the update or renewal of certain Merrill Lynch international securities offering programs, Bank of America agreed to guarantee debt securities, warrants and/or certificates issued by certain subsidiaries of ML & Co. on a going forward basis. All existing ML & Co. guarantees of securities issued by those same Merrill Lynch subsidiaries under various international securities offering programs will remain in full force and effect as long as those securities are outstanding, and Bank of America has not assumed any of those prior ML & Co. guarantees or otherwise guaranteed such securities. There were approximately $4.5 billion of securities guaranteed by Bank of America at September 30, 2010.

Following the completion of Bank of America’s acquisition of Merrill Lynch, ML & Co. became a subsidiary of Bank of America and established intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these intercompany agreements is a $75 billion one-year revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America for operating requirements at a spread to LIBOR that is reset periodically and is consistent with other intercompany agreements. This credit line was renewed effective January 1, 2010 with a maturity date of January 1, 2011. The credit line will automatically be extended by one year to the succeeding January 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. The agreement does not contain any financial or other covenants. There were no outstanding borrowings against the line of credit at September 30, 2010.

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

Total borrowings at September 30, 2010 and December 31, 2009, which are comprised of short-term borrowings, long-term borrowings and junior subordinated notes (related to trust preferred securities), consisted of the following:

(dollars in millions)
	September 30,	December 31,
	2010	2009

Senior debt	$74,439	$87,046
Senior structured notes	40,888	49,187
Subordinated debt	11,791	11,115
Junior subordinated notes (related to trust preferred securities)	3,570	3,552
Other subsidiary financing	734	969
Debt issued by consolidated VIEs	11,276	3,935

Total	$142,698	$155,804

Borrowings and deposits at September 30, 2010 and December 31, 2009, are presented below:

(dollars in millions)
	September 30,	December 31,
	2010	2009

Short-term borrowings
Other unsecured short-term borrowings	$391	$831
Short-term debt issued by consolidated VIEs(1)	4,538	22

Total	$4,929	$853

Long-term borrowings(2)
Fixed-rate obligations(3)	$68,307	$74,119
Variable-rate obligations(4)(5)	59,154	73,351
Other obligations and Zero-coupon contingent convertible debt (LYONs®)	-	16
Long-term debt issued by consolidated VIEs(1)	6,738	3,913

Total	$134,199	$151,399

Deposits
Non-U.S.	$13,892	$15,187

(1)	See Note 9 for additional information on debt issued by consolidated VIEs.
(2)	Excludes junior subordinated notes (related to trust preferred securities).
(3)	Fixed-rate obligations are generally swapped to variable rates.
(4)	Variable interest rates are generally based on rates such as LIBOR, the U.S. Treasury Bill Rate, or the Federal Funds Rate.
(5)	Includes structured notes.

See Note 5 for additional information on the fair value of long-term borrowings.

The weighted-average interest rates for borrowings at September 30, 2010 and December 31, 2009 (excluding structured products) were as follows:

	September 30,	December 31,
	2010	2009

Short-term borrowings	0.3%	2.0%
Long-term borrowings	3.8	3.7
Junior subordinated notes (related to trust preferred securities)	6.9	6.9

Merrill Lynch also obtains standby letters of credit from issuing banks to satisfy various counterparty collateral requirements, in lieu of depositing cash or securities collateral. Such standby letters of credit aggregated $1.2 billion and $1.4 billion at September 30, 2010 and December 31, 2009, respectively.

Long-Term Borrowings

At September 30, 2010, long-term borrowings mature as follows:

(dollars in millions)
	Amount	Percentage of Total

Less than 1 year	$18,976	14%
1 – 2 years	24,972	19
2 – 3 years	18,287	14
3 – 4 years	21,692	16
4 – 5 years	6,789	5
Greater than 5 years	43,483	32

Total	$134,199	100%

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

See Note 12 to the Consolidated Financial Statements contained in the 2009 Annual Report for additional information on Borrowings.

Note 13. Stockholders’ Equity and Earnings Per Share

Preferred Equity

As of September 30, 2010 and December 31, 2009, preferred stockholders’ equity consisted of 12,000 outstanding shares of 9% Mandatory Convertible Non-Cumulative Preferred Stock, Series 2, par value $1.00 per share and liquidation preference of $100,000 per share and 5,000 outstanding shares of 9% Mandatory Convertible Non-Cumulative Preferred Stock, Series 3, par value $1.00 per share and liquidation preference of $100,000 per share. All of the outstanding Series 2 and Series 3 Mandatory Convertible Non-Cumulative Preferred Stock (“Mandatory Convertible Preferred Stock”) automatically converted into Bank of America common stock on October 15, 2010 in accordance with the terms of these securities. Dividends on such shares of preferred stock ceased to accrue on October 15, 2010, and immediately upon conversion, the rights of holders of such preferred stock ceased and the persons entitled to receive the shares of Bank of America common stock were treated for all purposes as having become the record and beneficial owners of shares of Bank of America common stock.

Common Stock

As of the completion of the acquisition of Merrill Lynch by Bank of America, each outstanding share of ML & Co. common stock was converted into 0.8595 shares of Bank of America common stock. Since January 1, 2009, there have been 1,000 shares of ML & Co. common stock outstanding, all of which are held by Bank of America.

Earnings Per Share

Earnings per share data is not presented for the three and nine months ended September 30, 2010 and September 30, 2009 as Merrill Lynch was a wholly-owned subsidiary of Bank of America during those periods.

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

In accordance with applicable accounting guidance, Merrill Lynch establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, Merrill Lynch does not establish an accrued liability. As a litigation or regulatory matter develops, Merrill Lynch, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, Merrill Lynch will establish an accrued liability with respect to such loss contingency and continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding fees paid to external legal service providers, litigation-related expenses of $201 million and $320 million were recognized during the three and nine months ended September 30, 2010. Such expenses for the three and nine months ended September 30, 2009 were $44 million and $205 million, respectively.

For those matters disclosed in Part II, Item 1 of this Form 10-Q, in Part II, Item 1 of Merrill Lynch’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, and in Note 14 to the Consolidated Financial Statements included in the 2009 Annual Report (collectively, the prior commitments and contingencies disclosures), for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the only such matters as to which Merrill Lynch is able to estimate a range of possible loss are those where such range would not be material. Information is provided in Part II, Item 1 of this Form 10-Q, or in the prior commitments and contingencies disclosures, regarding the nature of all of these contingencies and, where specified, the amount of the claim associated with these loss contingencies. Based on current knowledge, management does not believe that loss contingencies arising from pending matters, including the matters described in Part II, Item 1 of this Form 10-Q and in prior commitments and contingencies disclosures, will have a material adverse effect on the consolidated financial position or liquidity of Merrill Lynch. However, in light of the inherent uncertainties involved in these matters, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to Merrill Lynch’s results of operations or cash flows for any particular reporting period.

Commitments

At September 30, 2010, Merrill Lynch’s commitments had the following expirations:

(dollars in millions)
		Commitment expiration
		Less than	1 - 3	3 - 5	Over 5
	Total	1 year	years	years	years

Lending commitments	$8,299	$1,880	$5,267	$1,077	$75
Purchasing and other commitments	6,572	4,020	1,059	610	883
Operating leases	3,168	752	1,218	563	635
Commitments to enter into forward dated resale and securities borrowing agreements	59,482	59,482	-	-	-
Commitments to enter into forward dated repurchase and securities lending agreements	54,075	54,075	-	-	-

Total	$131,596	$120,209	$7,544	$2,250	$1,593

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

Purchasing and Other Commitments

Merrill Lynch had commitments to purchase partnership interests, primarily related to private equity and principal investing activities at September 30, 2010 and December 31, 2009 of $0.6 and $1.2 billion, respectively. Merrill Lynch also has entered into agreements with providers of market data, communications, systems consulting, and other office-related services. At September 30, 2010 and December 31, 2009, minimum fee commitments over the remaining life of these agreements totaled $1.7 billion and $1.8 billion, respectively. Merrill Lynch entered into commitments to purchase loans of $3.6 billion, which, upon settlement of the commitment, will be included in trading assets, loans held for investment or loans held for sale at September 30, 2010. Such commitments totaled $2.2 billion at December 31, 2009. Other purchasing commitments amounted to $0.7 billion and $0.5 billion at September 30, 2010 and December 31, 2009, respectively.

In the normal course of business, Merrill Lynch enters into commitments for underwriting transactions. Settlement of these transactions as of September 30, 2010 would not have a material effect on the Condensed Consolidated Balance Sheet of Merrill Lynch.

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

Guarantees

Merrill Lynch issues various guarantees to counterparties in connection with certain leasing, securitization and other transactions. Merrill Lynch’s guarantee arrangements and their expiration at September 30, 2010 are summarized as follows (see Note 6 for information related to derivative financial instruments within the scope of Guarantees Accounting):

(dollars in millions)
	Expiration
	Maximum	Less than 1				Carrying
	Payout	year	1 - 3 years	3 - 5 years	Over 5 years	Value

Standby liquidity facilities	$1,326	$699	$-	$604	$23	$-
Residual value guarantees	415	-	301	114	-	-
Standby letters of credit and other guarantees	23,388	792	229	19	22,348	135

Standby Liquidity Facilities

Standby liquidity facilities are primarily comprised of liquidity facilities provided to certain unconsolidated municipal bond securitization VIEs. In these arrangements, Merrill Lynch is required to fund these standby liquidity facilities if certain contingent events take place (e.g., a failed remarketing) and in certain cases if the fair value of the assets held by the VIE declines below the stated amount of the liquidity obligation. The potential exposure under the facilities is mitigated by economic hedges and/or other contractual arrangements entered into by Merrill Lynch. Based upon historical activity, it is considered remote that future payments would need to be made under these guarantees. Refer to Note 9 for further information.

Auction Rate Security (“ARS”) Guarantees

Under the terms of its announced purchase program as augmented by the global agreement reached with the New York Attorney General, the Securities and Exchange Commission (the “SEC”), the Massachusetts Securities Division and other state securities regulators, Merrill Lynch agreed to purchase ARS at par from its retail clients, including individual, not-for-profit, and small business clients, beginning in 2008. The final date of the ARS purchase program was January 15, 2010. At December 31, 2009, a liability of $24 million was recorded related to these guarantees. No liability was recorded as of September 30, 2010.

Residual Value Guarantees

At September 30, 2010, residual value guarantees of $415 million consist of amounts associated with certain power plant facilities. Payments under these guarantees would only be required if the fair value of such assets declined below their guaranteed value. As of September 30, 2010, no payments have been made under these guarantees. As Merrill Lynch believes that the estimated fair value of such assets was in excess of their guaranteed value, no liability has been established.

Standby Letters of Credit and Other Guarantees

Merrill Lynch provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $0.8 billion as of September 30, 2010. Payment risk is evaluated based upon historical payment activity.

Merrill Lynch has sold pools of primarily first-lien residential mortgage loans through RMBS securitizations or whole loan sales. Many of the loans sold through whole loan sales were subsequently pooled with other mortgages into securitizations issued by the whole loan buyers. In connection with these securitizations and whole loan sales, Merrill Lynch made various representations and warranties to the RMBS investors, financial guarantors (monolines), and whole loan buyers. These representations and warranties, as governed by the agreements, related to, among other things, the ownership of the loan, the validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, the process used to select the loan for inclusion in a transaction, the loan’s compliance with any applicable loan criteria, including underwriting standards, and the loan’s compliance with applicable federal, state and local laws. Violation of these representations and warranties may result in a requirement to repurchase mortgage loans, indemnify or provide other recourse to an investor or securitization trust. In such cases, Merrill Lynch as repurchaser would be exposed to any subsequent credit loss on the mortgage loans. Where the loans are originated and sold by third parties, Merrill Lynch’s losses may be reduced by any recourse to the original sellers of the loans for representations and warranties previously provided. Subject to the requirements and limitations of the applicable agreements, these representations and warranties can be enforced by the trustee or the investor as governed by the agreements or, in certain securitizations where monolines have insured all or some of the related bonds issued, by the insurer at any time over the life of the loan. Importantly, the contractual liability to repurchase arises if there is a breach of the representations and warranties that materially and adversely affects the interest of all investors, or if there is a breach of other standards established by the terms of the related sale agreement.

The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, which include, depending on the counterparty, actual defaults, estimated future defaults, historical loss experience, probability that a repurchase request will be received, number of payments made by the borrower prior to default and probability that a loan will be required to be repurchased. The liability for representations and warranties recorded at September 30, 2010 and December 31, 2009 was $186 million and $378 million, respectively.

Merrill Lynch sold loans with a total original principal balance in the amount of approximately $100 billion through securitizations or whole loan sales. Certain of these loans have paid off. During the nine months ended September 30, 2010, $50 million of repurchase claims were resolved through repurchase or reimbursement to the investor or securitization trust for losses that they incurred, compared with $13 million for the nine months ended September 30, 2009. At September 30, 2010, the unpaid principal balance of loans related to unresolved repurchase requests for this portfolio was approximately $815 million. Merrill Lynch has reviewed $626 million of the claims outstanding and has declined to repurchase based on an assessment of whether a material breach exists.

In October 2009, BAI was acquired by Merrill Lynch. As a result, Merrill Lynch became the guarantor of a contract with a third party to provide clearing services that include underwriting margin loans to BAI’s clients. This contract stipulates that Merrill Lynch will indemnify the third party for any losses that occur related to the margin loans made to BAI’s clients. The maximum potential future payment under this indemnification was immaterial at September 30, 2010 and $657 million at December 31, 2009. Historically, any payments made under this indemnification have not been material. As these margin loans are highly collateralized by the securities held by the brokerage clients, Merrill Lynch has assessed the probability of making such payments in the future as remote.

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

Defined Benefit Pension Plans

In 1988, Merrill Lynch purchased a group annuity contract that guarantees the payment of benefits vested under the terminated U.S. pension plan. Merrill Lynch, under a supplemental agreement, may be responsible for, or benefit from actual experience and investment performance of the annuity assets. Merrill Lynch made no contribution under this agreement for the three months ended September 30, 2009 and contributed $120 million for the nine months ended September 30, 2009. Merrill Lynch made no contribution under this agreement for the three and nine months ended September 30, 2010. Additional contributions may be required in the future under this agreement.

Pension cost for the three and nine months ended September 30, 2010 and September 30, 2009 included the following components:

(dollars in millions)
	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	U.S. Plans	Non-U.S. Plans	Total	U.S. Plans	Non-U.S. Plans	Total

Service cost	$-	$7	$7	$-	$21	$21
Interest cost	26	20	46	79	60	139
Expected return on plan assets	(34)	(22)	(56)	(103)	(66)	(169)
Amortization of net actuarial (gains)/losses	1	-	1	2	-	2

Total defined benefit pension cost	$(7)	$5	$(2)	$(22)	$15	$(7)

(dollars in millions)
	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	U.S. Plans	Non-U.S. Plans	Total	U.S. Plans	Non-U.S. Plans	Total

Service cost	$-	$6	$6	$-	$19	$19
Interest cost	25	17	42	74	52	126
Expected return on plan assets	(37)	(17)	(54)	(111)	(52)	(163)

Total defined benefit pension cost	$(12)	$6	$(6)	$(37)	$19	$(18)

For 2010, Merrill Lynch expects to contribute approximately $1 million and $81 million to its U.S. non-qualified pension plan and non-U.S. defined benefit pension plans, respectively.

Postretirement Benefits Other Than Pensions

Other postretirement benefit expense for the three and nine months ended September 30, 2010 were $8 million and $23 million, respectively, and were $4 million and $13 million, respectively, for the three and nine months ended September 30, 2009. Approximately 96% of the postretirement benefit cost components for the period relate to the U.S. postretirement plan.

Note 16. Regulatory Requirements

As a wholly-owned subsidiary of Bank of America, a bank holding company that is also a financial holding company, Merrill Lynch is subject to the oversight of, and inspection by, the Board of Governors of the Federal Reserve System.

Certain U.S. and non-U.S. subsidiaries are subject to various securities and banking regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the countries in which they operate. These regulatory restrictions may impose regulatory capital requirements and limit the amounts that these subsidiaries can pay in dividends or advance to ML & Co. The principal regulated subsidiaries of ML & Co. are discussed below.

Securities Regulation

As a registered broker-dealer and futures commission merchant, MLPF&S is subject to the uniform net capital requirements of SEC Rule 15c3-1, and Commodity Futures Trading Commission (“CFTC”) Regulation 1.17. MLPF&S has elected to compute the minimum capital requirement in accordance with the “Alternative Net Capital Requirement” as permitted by SEC Rule 15c3-1. At September 30, 2010, MLPF&S’s regulatory net capital as defined by Rule 15c3-1 was $5.3 billion and exceeded the minimum requirement of $686 million by $4.6 billion.

In accordance with the Alternative Net Capital Requirement, MLPF&S is required to maintain tentative net capital in excess of $1 billion, net capital in excess of $500 million, and notify the SEC in the event its tentative net capital is less than $5 billion. As of September 30, 2010, MLPF&S had tentative net capital and net capital in excess of the minimum and notification requirements.

Merrill Lynch International (“MLI”), a U.K. regulated investment firm, is subject to capital requirements of the U.K.’s Financial Services Authority (“FSA”). Financial resources, as defined, must exceed the total financial resources requirement set by the FSA. At September 30, 2010, MLI’s financial resources were $18.3 billion, exceeding the minimum requirement by $3.1 billion.

Merrill Lynch Japan Securities Co., Ltd. (“MLJS”), a Japan-based regulated broker-dealer, is subject to capital requirements of the Japanese Financial Services Agency (“JFSA”). Net capital, as defined, must exceed 120% of the total risk equivalents requirement of the JFSA. At September 30, 2010, MLJS’s net capital was $1.7 billion, exceeding the minimum requirement by $0.9 billion.

Banking Regulation

Merrill Lynch International Bank Limited (“MLIB”), an Ireland-based regulated bank, is subject to the capital requirements of the Irish Financial Services Regulatory Authority (“IFSRA”). MLIB is required to meet minimum regulatory capital requirements under the European Union (“EU”) banking law as implemented in Ireland by the IFSRA. At September 30, 2010, MLIB’s financial resources were $14.7 billion, exceeding the minimum requirement by $3.6 billion.

Note 17. Subsequent Events

Merger with Banc of America Securities Holdings Corporation

On November 1, 2010, ML & Co. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BASH, a wholly-owned subsidiary of Bank of America. Pursuant to the Merger Agreement, BASH merged into ML & Co. on November 1, 2010, with ML & Co. as the surviving corporation in the merger (the “BASH Merger”). In addition, as a result of the BASH Merger, Banc of America Securities LLC (“BAS”), a wholly-owned broker-dealer subsidiary of BASH, became a wholly-owned broker-dealer subsidiary of ML & Co. Pursuant to the Merger Agreement, all of the issued and outstanding capital stock of ML&Co. remained outstanding and all of the issued and outstanding capital stock of BASH was cancelled, with no consideration paid with respect thereto. Subsequently, BAS was merged into MLPF&S, with MLPF&S as the surviving corporation in this merger (the “MLPF&S Merger”). As a result of the MLPF&S Merger, all of the issued and outstanding capital stock of MLPF&S remained outstanding and all of the issued and outstanding membership interests of BAS were cancelled with no consideration paid with respect thereto. In addition, as a result of the MLPF&S Merger, MLPF&S, as the surviving corporation, remained a direct wholly-owned broker-dealer subsidiary of ML & Co. and an indirect wholly-owned broker-dealer subsidiary of Bank of America.

In accordance with Business Combinations Accounting, in periods subsequent to the BASH Merger, Merrill Lynch’s consolidated financial statements will include the historical results of BASH and subsidiaries as if the BASH Merger had occurred as of January 1, 2009, the date at which both entities were first under common control of Bank of America. Merrill Lynch will record assets and liabilities acquired in connection with the BASH Merger at their historical carrying values.

For additional information, refer to ML & Co.’s Current Report on Form 8-K filed with the SEC on November 1, 2010.

U.K. Bank Levy

On June 22, 2010, the U.K. government announced that it intended to introduce an annual bank levy, commencing in 2011, payable on the consolidated liabilities, subject to certain exclusions and offsets, of U.K. group companies and U.K. branches of banking groups as of the end of each accounting period. On October 21, 2010, a first draft of potential legislation was released for comment with the intention that a final substantive draft of the legislation, along with the final rates, will be published later in the year. While the June announcement incorporated possible rates of tax proposed to be applied to certain of Merrill Lynch’s U.K. liabilities, at this time it is currently not possible to quantify the impact of the revised proposals since the final basis and rate of the bank levy remain highly uncertain.

Preferred Stock Conversion

On October 15, 2010, all of ML & Co.’s outstanding Mandatory Convertible Preferred Stock automatically converted into Bank of America common stock. See Note 13 for further information.

BlackRock Investment

On November 3, 2010, BlackRock filed a prospectus supplement with the SEC pursuant to which a wholly-owned subsidiary of ML & Co. is offering for sale, in a registered underwritten offering, up to 34.5 million shares of the common stock of BlackRock (including shares of common stock issuable upon the automatic conversion of shares of Series B Convertible Participating Preferred Stock of BlackRock as a result of the offering (“Series B Preferred Stock”)), of which such subsidiary is the direct owner. The underwriters of the offering may also purchase from this subsidiary, pursuant to a 30-day option, up to an additional 6.3 million shares of BlackRock common stock issuable upon the conversion of shares of Series B Preferred Stock to cover any overallotments. Upon completion of the offering, Merrill Lynch would not own any common stock of BlackRock and would own shares of Series B Preferred Stock representing a 15.8% economic interest in BlackRock. If the underwriters exercise their overallotment option in full, Merrill Lynch would own shares of Series B Preferred Stock representing a 12.6% economic interest in BlackRock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Non-GAAP Financial Measures

We have included certain statements in this report that may be considered forward-looking, including those about management expectations and intentions regarding the impact of off-balance sheet exposures, income tax charges, significant contractual obligations and anticipated results of litigation and regulatory investigations and proceedings. These forward-looking statements represent only Merrill Lynch & Co., Inc.’s (“ML & Co.” and, together with its subsidiaries, “Merrill Lynch”, the “Company”, “we”, “our” or “us”) beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond our control, which affect our operations, performance, business strategy and results and could cause our actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by both current and potential competitors and counterparties, general economic conditions, market conditions, the effects of current, pending and future legislation, regulation and regulatory actions including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”), the actions of ratings agencies and the other risks and uncertainties detailed in this report, including in “Risk Factors” in Part II, Item 1A of Merrill Lynch’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”). Accordingly, you should not place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. The reader should, however, consult further disclosures we may make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

From time to time, we may also disclose financial information on a non-GAAP basis where management uses this information and believes this information will be valuable to investors in gauging the quality of our financial performance, identifying trends in our results and providing more meaningful period-to-period comparisons.

Introduction

Merrill Lynch was formed in 1914 and became a publicly traded company on June 23, 1971. In 1973, we created the holding company, ML & Co., a Delaware corporation that, through its subsidiaries, is one of the world’s leading capital markets, advisory and wealth management companies. We are a leading global trader and underwriter of securities and derivatives across a broad range of asset classes, and we serve as a strategic advisor to corporations, governments, institutions and individuals worldwide. In addition, as of September 30, 2010, we owned approximately 34 percent of the economic interest of BlackRock, Inc. (“BlackRock”), one of the world’s largest publicly traded investment management companies with approximately $3.4 trillion in assets under management at September 30, 2010. For further information on our investment in BlackRock, see “Executive Overview — Subsequent Events”.

Bank of America Acquisition and Basis of Presentation

On January 1, 2009, Merrill Lynch was acquired by Bank of America Corporation (“Bank of America”) through the merger of a wholly-owned subsidiary of Bank of America with and into ML & Co., with ML & Co. continuing as the surviving corporation and a wholly-owned subsidiary of Bank of America. Upon completion of the acquisition, each outstanding share of ML & Co. common stock was converted into 0.8595 shares of Bank of America common stock. As of the completion of the acquisition, ML & Co. Series 1 through Series 8 preferred stock were converted into Bank of America preferred stock with substantially identical terms to the corresponding series of Merrill Lynch preferred stock (except for additional voting rights provided to the Bank of America preferred stock). The Merrill Lynch 9.00% Mandatory Convertible Non-Cumulative Preferred Stock, Series 2, and 9.00% Mandatory Convertible Non-Cumulative Preferred Stock, Series 3, that was outstanding immediately prior to the completion of the acquisition remained issued and outstanding subsequent to the acquisition.

On October 15, 2010, all of the outstanding Merrill Lynch Series 2 and Series 3 Mandatory Convertible Non-Cumulative Preferred Stock (“Mandatory Convertible Preferred Stock”) automatically converted into Bank of America common stock in accordance with the terms of these securities.

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

As disclosed in Note 22 to the Consolidated Financial Statements contained in the 2009 Annual Report, Merrill Lynch adjusted previously reported 2009 quarterly amounts related to the valuation of certain long-term borrowings, primarily structured notes. Merrill Lynch also recorded revisions to certain purchase accounting adjustments made in connection with the acquisition of Merrill Lynch by Bank of America. In addition, Merrill Lynch’s previously reported quarterly results for 2009 were adjusted to include the results of Banc of America Investment Services, Inc. (“BAI”), which was contributed by Bank of America to Merrill Lynch in October 2009, as if the contribution had occurred on January 1, 2009 (see “Executive Overview — Transactions with Bank of America — Acquisition of BAI from Bank of America”). The aggregate impact of the above adjustments increased net earnings for the three months ended September 30, 2009 by $10 million and increased net earnings for the nine months ended September 30, 2009 by $215 million.

As a result of the acquisition of Merrill Lynch by Bank of America, certain information is not required in this Form 10-Q as permitted by General Instruction H of Form 10-Q. We have also abbreviated Management’s Discussion and Analysis of Financial Condition and Results of Operations as permitted by General Instruction H.

Executive Overview

Company Results

We reported a net loss for the three months ended September 30, 2010 of $860 million and net earnings of $769 million for the nine months ended September 30, 2010. These results compare with net earnings of $700 million and $2.4 billion for the three and nine months ended September 30, 2009. Revenues, net of interest expense (“net revenues”) for the three and nine months ended September 30, 2010 were $4.4 billion and $17.6 billion compared with $5.3 billion and $17.6 billion for the three and nine months ended September 30, 2009. The pre-tax loss was $836 million for the three months ended September 30, 2010 compared with pre-tax earnings of $1.3 billion for the nine months ended September 30, 2010. Pre-tax earnings were $485 million and $2.7 billion for the three and nine months ended September 30, 2009.

The decrease in net revenues for the quarter ended September 30, 2010 primarily reflected lower sales and trading, net interest and other revenues, partially offset by lower losses associated with the valuation of certain of our long-term debt liabilities. During the quarter ended September 30, 2010, we recorded net losses of $0.3 billion due to the impact of the narrowing of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities, primarily structured notes, as compared with net losses of $2.1 billion recorded from such long-term debt liabilities in the prior year period. Higher compensation and benefits and other non-interest expenses also contributed to the decline in net earnings during the three months ended September 30, 2010. The results for the nine months ended September 30, 2010 included net gains of $1.1 billion due to the impact of the widening of Merrill Lynch’s credit spreads on the carrying value of long-term debt liabilities, while in the nine months ended September 30, 2009 we recorded net losses of $3.5 billion due to the narrowing of our credit spreads. The results for both the three and nine month periods in 2010 also reflected the absence of revenues from Merrill Lynch Bank USA (“MLBUSA”) and Merrill Lynch Bank & Trust Co., FSB (“MLBT-FSB”), which were sold to Bank of America in the third and fourth quarters of 2009, respectively (see “Transactions with Bank of America — Sale of U.S. Banks to Bank of America”). In addition, net earnings for the three and nine month periods of 2010 included a charge of $388 million as a result of a recent tax law change enacted by the U.K. government (see “Results of Operations — Quarterly Consolidated Results of Operations”).

Our net (loss) / earnings applicable to our common shareholder were $(898) million and $655 million for the three and nine months ended September 30, 2010 compared with net earnings applicable to our common shareholder of $662 million and $2.3 billion for the three and nine month periods ended September 30, 2009.

Transactions with Bank of America

Asset and Liability Transfers

Subsequent to the Bank of America acquisition, certain assets and liabilities were transferred at fair value between Merrill Lynch and Bank of America. These transfers were made in connection with the integration of certain trading activities with Bank of America and efforts to manage risk in a more effective and efficient manner at the consolidated Bank of America level. During the nine months ended September 30, 2010, such asset or liability transfers were not significant. During the nine months ended September 30, 2009, Merrill Lynch transferred approximately $47 billion each of assets and liabilities to Bank of America, and Bank of America transferred approximately $42 billion of assets and $19 billion of liabilities to Merrill Lynch. In the future, Merrill Lynch and Bank of America may continue to transfer certain assets and liabilities to (and from) each other.

In addition to these transfers, during the nine months ended September 30, 2010, Merrill Lynch sold approximately $11 billion of available-for-sale securities to Bank of America, which resulted in a realized gain of approximately $280 million.

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

Acquisition of BAI from Bank of America

In October 2009, Bank of America contributed the shares of BAI, one of Bank of America’s wholly-owned broker-dealer subsidiaries, to ML & Co. Subsequent to the transfer, BAI was merged into Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned broker-dealer subsidiary of ML & Co. The net amount contributed by Bank of America to ML & Co. was equal to BAI’s net book value of approximately $263 million as of the date of transfer. In accordance with ASC 805-10, Business Combinations, Merrill Lynch’s consolidated financial statements for the year ended December 31, 2009 include the results of BAI as if the contribution from Bank of America had occurred on January 1, 2009, the date at which both entities were first under the common control of Bank of America. BAI’s impact on Merrill Lynch’s 2009 pre-tax earnings and net earnings was not material.

Subsequent Events

Merger with Banc of America Securities Holdings Corporation

On November 1, 2010, ML & Co. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Banc of America Securities Holdings Corporation (“BASH”), a wholly-owned subsidiary of Bank of America. Pursuant to the Merger Agreement, BASH merged into ML & Co. on November 1, 2010, with ML & Co. as the surviving corporation in the merger (the “BASH Merger”). In addition, as a result of the BASH Merger, Banc of America Securities LLC (“BAS”), a wholly-owned broker-dealer subsidiary of BASH, became a wholly-owned broker-dealer subsidiary of ML & Co. Pursuant to the Merger Agreement, all of the issued and outstanding capital stock of ML & Co. remained outstanding and all of the issued and outstanding capital stock of BASH was cancelled, with no consideration paid with respect thereto. Subsequently, BAS was merged into MLPF&S, with MLPF&S as the surviving corporation in this merger (the “MLPF&S Merger”). As a result of the MLPF&S Merger, all of the issued and outstanding capital stock of MLPF&S remained outstanding and all of the issued and outstanding membership interests of BAS were cancelled with no consideration paid with respect thereto. In addition, as a result of the MLPF&S Merger, MLPF&S, as the surviving corporation, remained a direct wholly-owned broker-dealer subsidiary of ML & Co. and an indirect wholly-owned broker-dealer subsidiary of Bank of America.

In accordance with Business Combinations Accounting, Merrill Lynch’s consolidated financial statements in periods subsequent to the BASH Merger will include the historical results of BASH and subsidiaries as if the BASH Merger had occurred as of January 1, 2009, the date at which both entities were first under the common control of Bank of America. The assets and liabilities acquired in connection with the BASH Merger will be recorded at their historical carrying values.

U.K. Bank Levy

On June 22, 2010, the U.K. government announced that it intended to introduce an annual bank levy, commencing in 2011, payable on the consolidated liabilities, subject to certain exclusions and offsets, of U.K. group companies and U.K. branches of banking groups as of the end of each accounting period. On October 21, 2010, a first draft of potential legislation was released for comment with the intention that a final substantive draft of the legislation, along with the final rates, will be published later in the year. While the June announcement incorporated possible rates of tax proposed to be applied to certain of our U.K. liabilities, at this time it is currently not possible to quantify the impact of the revised proposals since the final basis and rate of the bank levy remain highly uncertain.

Preferred Stock Conversion

On October 15, 2010, all of ML & Co.’s outstanding Mandatory Convertible Preferred Stock automatically converted into Bank of America common stock. See Note 13 to the Condensed Consolidated Financial Statements for further information.

BlackRock Investment

On November 3, 2010, BlackRock filed a prospectus supplement with the Securities and Exchange Commission (the “SEC”) pursuant to which a wholly-owned subsidiary of ML & Co. is offering for sale, in a registered underwritten offering, up to 34.5 million shares of the common stock of BlackRock (including shares of common stock issuable upon the automatic conversion of shares of Series B Convertible Participating Preferred Stock of BlackRock as a result of the offering (“Series B Preferred Stock”)), of which such subsidiary is the direct owner. The underwriters of the offering may also purchase from this subsidiary, pursuant to a 30-day option, up to an additional 6.3 million shares of BlackRock common stock issuable upon the conversion of shares of Series B Preferred Stock to cover any overallotments. Upon completion of the offering, Merrill Lynch would not own any common stock of BlackRock and would own shares of Series B Preferred Stock representing a 15.8% economic interest in BlackRock. If the underwriters exercise their overallotment option in full, Merrill Lynch would own shares of Series B Preferred Stock representing a 12.6% economic interest in BlackRock.

Results of Operations

(dollars in millions)
					% Change between the	% Change between the
					Three Months Ended	Nine Months Ended
	Three Months	Nine Months	Three Months	Nine Months	September 30, 2010 and	September 30, 2010 and
	Ended	Ended	Ended	Ended	the Three Months	the Nine Months
	September 30,	September 30,	September 30,	September 30,	Ended September 30,	Ended September 30,
	2010	2010	2009	2009	2009	2009

Revenues
Principal transactions	$1,119	$6,437	$200	$4,286	N/M	50%
Commissions	1,331	4,258	1,426	4,432	(7)%	(4)
Managed account and other fee-based revenues	1,114	3,326	1,047	3,267	6	2
Investment banking	727	2,110	732	2,200	(1)	(4)
Earnings from equity method investments	280	657	212	306	32	115
Other(1)	377	2,680	1,365	2,433	(72)	10

Subtotal	4,948	19,468	4,982	16,924	(1)	15
Interest and dividend revenues	1,218	4,035	2,689	9,515	(55)	(58)
Less interest expense	1,813	5,906	2,407	8,831	(25)	(33)

Net interest (expense)/profit	(595)	(1,871)	282	684	N/M	N/M

Revenues, net of interest expense	4,353	17,597	5,264	17,608	(17)	-

Non-interest expenses:
Compensation and benefits	3,146	10,466	2,887	9,576	9	9
Communications and technology	470	1,392	503	1,400	(7)	(1)
Occupancy and related depreciation	316	939	330	915	(4)	3
Brokerage, clearing, and exchange fees	220	762	259	791	(15)	(4)
Advertising and market development	104	283	91	252	14	12
Professional fees	222	543	153	408	45	33
Office supplies and postage	36	113	39	119	(8)	(5)
Other	675	1,777	517	1,474	31	21

Total non-interest expenses	5,189	16,275	4,779	14,935	9	9

Pre-tax (loss)/earnings	(836)	1,322	485	2,673	N/M	(51)
Income tax expense/(benefit)	24	553	(215)	264	N/M	109

Net (loss)/earnings	$(860)	$769	$700	$2,409	N/M	(68)

Preferred stock dividends	38	114	38	91	-	25

Net (loss)/earnings applicable to common stockholder	$(898)	$655	$662	$2,318	N/M	(72)

(1)	Amounts include other income and other-than-temporary impairment losses on available-for-sale debt securities. The other-than-temporary impairment losses were $42 million and $165 million for the three and nine months ended September 30, 2010, and were $305 million and $599 million for the three and nine months ended September 30, 2009, respectively.
N/M = Not meaningful.

Quarterly Consolidated Results of Operations

Our net loss for the quarter ended September 30, 2010 was $860 million compared with net earnings of $700 million for the quarter ended September 30, 2009. Net revenues for the third quarter of 2010 were $4.4 billion compared with $5.3 billion in the prior year period.

Principal transactions revenues include both realized and unrealized gains and losses on trading assets and trading liabilities and investment securities classified as trading. Principal transactions revenues were $1.1 billion for the quarter ended September 30, 2010 compared with $200 million for the quarter ended September 30, 2009. The increase in principal transactions revenues primarily reflected lower net losses from the impact of changes in Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities, primarily structured notes. During the quarter ended September 30, 2010, we recorded net losses of $0.3 billion associated with such long-term debt liabilities due to the narrowing of Merrill Lynch’s credit spreads, while in the prior year period we recorded net losses of

$2.1 billion. This increase in principal transaction revenues was partially offset by lower sales and trading revenues, as continued concerns over global economic conditions and pending regulatory reform proposals in the U.S. contributed to greater market uncertainty. Revenues from our credit products business declined due to less favorable market conditions during the quarter ended September 30, 2010, including lower levels of market liquidity. Revenues from our rates and currencies business declined due to lower levels of customer activity and less favorable market conditions as compared with the prior year. Equity trading revenues declined and reflected lower revenues from both cash and derivative equity products due to less favorable market conditions as compared with the prior year period. These declines were partially offset by higher revenues from our equity financing and services business. Revenues from our mortgage product business also declined, as the results from the prior year period included net revenues from credit valuation adjustments related to financial guarantors, which were primarily driven by tightening credit spreads.

Net interest profit/(expense) is a function of (i) the level and mix of total assets and liabilities, including trading assets owned, deposits, financing and lending transactions, and trading strategies associated with our businesses, and (ii) the prevailing level, term structure and volatility of interest rates. Net interest profit/(expense) is an integral component of trading activity. In assessing the profitability of our client facilitation and trading activities, we view principal transactions and net interest profit/(expense) in the aggregate as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause the mix of principal transactions and net interest profit/(expense) to fluctuate from period to period. Net interest expense was $595 million for the quarter ended September 30, 2010 as compared with net interest income of $282 million for the quarter ended September 30, 2009. The decline in net interest revenues in 2010 included the impact from the absence of net interest revenues from MLBT-FSB, which was sold to Bank of America during the fourth quarter of 2009.

Commissions revenues primarily arise from agency transactions in listed and OTC equity securities and commodities and options. Commissions revenues also include distribution fees for promoting and distributing mutual funds. Commissions revenues were $1.3 billion for the quarter ended September 30, 2010, a decrease of 7% from the prior year period. The decrease was due to lower revenues from our equity trading business, which was attributable to lower transaction volumes as compared with the prior year, partially offset by higher commissions from our global wealth management activities, primarily reflecting increased revenues from equity products and mutual funds.

Managed account and other fee-based revenues primarily consist of asset-priced portfolio service fees earned from the administration of separately managed and other investment accounts for retail investors, annual account fees, and certain other account-related fees. Managed account and other fee-based revenues were $1.1 billion for the quarter ended September 30, 2010, an increase of 6% from the prior year period. The increase was primarily driven by higher fee-based revenues from our global wealth management activities, reflecting higher levels of fee-based assets from which such revenues are generated as compared with the prior year. This increase was partially offset by the absence of servicing and other fees associated with MLBT-FSB, which was sold to Bank of America during the fourth quarter of 2009.

Investment banking revenues include (i) origination revenues representing fees earned from the underwriting of debt, equity and equity-linked securities, as well as loan syndication and commitment fees and (ii) advisory services revenues including merger and acquisition and other investment banking advisory fees. Investment banking revenues were $727 million for the quarter ended September 30, 2010, a decrease of 1% from the $732 million of revenues recorded in prior year period. Underwriting revenues decreased 19% to $489 million, primarily reflecting lower revenues from equity underwriting transactions due to an overall reduction in global equity issuances. Revenues from advisory services increased 83% to $238 million, reflecting a higher level of merger and acquisition activity as compared with the prior year period.

Earnings from equity method investments include our pro rata share of income and losses associated with investments accounted for under the equity method of accounting. Earnings from equity method investments were $280 million for the quarter ended September 30, 2010 compared with $212 million for the quarter ended September 30, 2009. The increase primarily reflected higher revenues from certain investments, including BlackRock. Refer to Note 8 to the Consolidated Financial Statements included in the 2009 Annual Report for further information on equity method investments.

Other revenues include gains and losses on investment securities, including certain available-for-sale securities, gains and losses on private equity investments, and gains and losses on loans and other miscellaneous items. Other revenues were $377 million for the quarter ended September 30, 2010 compared with $1.4 billion in the prior year period. The decrease was primarily associated with lower net revenues from certain private equity investments.

Compensation and benefits expenses were $3.1 billion for the quarter ended September 30, 2010, an increase of 9% from the prior year period. The increase was primarily driven by higher compensation and benefits costs, which included the impact of increased headcount levels. These increases were partially offset by lower incentive-based compensation accruals, lower severance costs, and the absence of compensation costs associated with MLBT-FSB, which was sold to Bank of America during the fourth quarter of 2009.

Non-compensation expenses were $2.0 billion for the quarter ended September 30, 2010 and $1.9 billion in the prior year period. Advertising and market development costs were $104 million as compared with $91 million in the prior period. The increase was primarily due to higher travel and entertainment expenses, partially offset by lower advertising costs. Professional fees were $222 million, which increased 45% primarily due to higher employee recruitment, legal and other professional fees. Other expenses were $675 million, an increase of 31%, which was primarily due to higher legal costs and losses of $165 million associated with a consolidated real estate private equity fund for which we are the general partner and investment advisor, partially offset by lower expenses associated with non-controlling interests of certain principal investments.

Income tax expense for the three months ended September 30, 2010 was $24 million compared with an income tax benefit of $215 million for the comparable period of 2009. Income tax expense for the third quarter of 2010 included the impact of the change in the U.K. tax rate described below and would have reflected an income tax benefit on a pre-tax loss without that item. The income tax benefit for the quarter ended September 30, 2009 was due to the impact of our foreign earnings and the partial release of a valuation allowance provided for capital loss carryforward tax benefits.

On July 27, 2010, the U.K. government enacted a law change reducing the corporate income tax rate by one percent effective for the 2011 U.K. tax financial year beginning on April 1, 2011. This reduction favorably affects income tax expense on future U.K. earnings, but also required us to revalue our U.K. net deferred tax assets using the lower tax rate. The U.K. corporate tax rate reduction resulted in an income tax charge of $388 million during the three months ended September 30, 2010. If future rate reductions were to be enacted as suggested in U.K. Treasury announcements, a similar type of charge to income tax expense for each one percent reduction in the rate would result in each period of enactment, assuming no change in the deferred tax asset balance.

Year-to-Date Consolidated Results of Operations

For the nine months ended September 30, 2010, our net earnings were $769 million compared with $2.4 billion in the prior year period. Net revenues for the nine months ended September 30, 2010 and 2009 were $17.6 billion. Net revenues in both periods included the impact from changes of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities, primarily structured notes. For the nine months ended September 30, 2010, we recorded net gains of $1.1 billion due to the impact of the widening of Merrill Lynch’s credit spreads on the carrying value of long-term debt liabilities, while in the nine months ended September 30, 2009 we recorded net losses of $3.5 billion due to the narrowing of our credit spreads. This increase in net revenues was partially offset by lower principal trading revenues from our credit products, rates and currencies and equity trading businesses. Net revenues for the nine months ended September 30, 2010 also reflected lower net interest revenues, as well as the absence of revenues from MLBUSA and MLBT-FSB, which were sold to Bank of America in the third and fourth quarters of 2009, respectively. The decline in net earnings for the nine months ended September 30, 2010 was primarily driven by a higher level of compensation and benefits expense and other non-interest expenses as compared with the prior year period.

Compensation and benefits expenses were $10.5 billion for the nine months ended September 30, 2010, an increase of 9% from $9.6 billion in the comparable period of 2009. The increase was attributable to higher compensation and benefits costs, the impact of higher expenses associated with stock-based compensation awards to retirement-eligible employees, and a one-time employer payroll tax in the U.K., partially offset by lower incentive-based compensation accruals. On April 8, 2010, the U.K. enacted into law a one-time employer payroll tax of 50% on bonuses awarded to employees of applicable banking entities between December 9, 2009 and April 5, 2010. The impact of this tax was approximately $330 million and was included in our compensation and benefits expense for the quarter ended June 30, 2010.

Non-compensation expenses were $5.8 billion for nine months ended September 30, 2010, an increase of 8% from the prior year period. Professional fees were $543 million and increased 33% primarily due to higher employee recruitment, legal and other professional fees, partially offset by lower consulting fees. Other expenses were $1.8 billion, an increase of 21%, which included higher legal costs, losses of $165 million associated with a consolidated real estate private equity fund, and higher intercompany service fees from Bank of America.

Income tax expense was $553 million for the nine months ended September 30, 2010 compared with $264 million for the prior year period. The effective tax rate for the nine months ended September 30, 2010 was 41.8% compared with 9.9% in the prior year period. The increase in the effective tax rate was primarily driven by the change in the U.K. corporate income tax rate discussed in the “Quarterly Consolidated Results of Operations” section above.

Off-Balance Sheet Exposures

As a part of our normal operations, we enter into various off-balance sheet arrangements that may require future payments. The table and discussion below outline our significant off-balance sheet arrangements, as well as their future expirations, as of September 30, 2010. Refer to Note 14 to the Condensed Consolidated Financial Statements for further information.

	Expiration
		Less than	1-3	3-5	Over 5
(dollars in millions)	Total	1 Year	Years	Years	Years

Standby liquidity facilities	$1,326	$699	$-	$604	$23
Residual value guarantees	415	-	301	114	-
Standby letters of credit and other guarantees	23,388	792	229	19	22,348

Standby Liquidity Facilities

We provide standby liquidity facilities, which are primarily comprised of liquidity facilities, to certain unconsolidated municipal bond securitization VIEs. In these arrangements, we are required to fund these standby liquidity facilities if certain contingent events take place (e.g., a failed remarketing) and in certain cases if the fair value of the assets held by the VIE declines below the stated amount of the liquidity obligation. The potential exposure under the facilities is mitigated by economic hedges and/or other contractual arrangements entered into by Merrill Lynch. Refer to Note 9 to the Condensed Consolidated Financial Statements for further information.

Auction Rate Security (“ARS”) Guarantees

Under the terms of its announced purchase program as augmented by the global agreement reached with the New York Attorney General, the SEC, the Massachusetts Securities Division and other state securities regulators, we agreed to purchase ARS at par from our retail clients, including individual, not-for-profit, and small business clients, beginning in 2008. The final date of the ARS purchase program was January 15, 2010. At December 31, 2009, a liability of $24 million was recorded related to this guarantee. No liability was recorded as of September 30, 2010.

Residual Value Guarantees

At September 30, 2010, residual value guarantees of $415 million consisted of amounts associated with certain power plant facilities.

Standby Letters of Credit and Other Guarantees

At September 30, 2010, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $0.8 billion.

Merrill Lynch has sold pools of primarily first-lien residential mortgage loans through Residential Mortgage-Backed Securities (“RMBS”) securitizations or whole loan sales. Many of the loans sold through whole loan sales were subsequently pooled with other mortgages into securitizations issued by the whole loan buyers. In connection with these securitizations and whole loan sales, Merrill Lynch made various representations and warranties to the RMBS investors, financial guarantors (monolines), and whole loan buyers. These representations and warranties, as governed by the agreements, related to, among other things, the ownership of the loan, the validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, the process used to select the loan for inclusion in a transaction, the loan’s compliance with any applicable loan criteria, including underwriting standards, and the loan’s compliance with applicable federal, state and local laws. Violation of these representations and warranties may result in a requirement to repurchase mortgage loans, indemnify or provide other recourse to an investor or securitization trust. In such cases, Merrill Lynch as repurchaser would be exposed to any subsequent credit loss on the mortgage loans. Where the loans are originated and sold by third parties, Merrill Lynch’s losses may be reduced by any recourse to the original sellers of the loans for representations and warranties previously provided. Subject to the requirements and limitations of the applicable agreements, these representations and warranties can be enforced by the trustee or the investor as governed by the agreements or, in certain securitizations where monolines have insured all or some of the related bonds issued, by the insurer at any time over the life of the loan. Importantly, the contractual liability to repurchase arises if there is a breach of the representations and warranties that materially and adversely affects the interest of all investors, or if there is a breach of other standards established by the terms of the related sale agreement.

The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, which include, depending on the counterparty, actual defaults, estimated future defaults, historical loss experience, probability that a repurchase request will be received, number of payments made by the borrower prior to default and probability that a loan will be required to be repurchased. The liability for representations and warranties recorded at September 30, 2010 and December 31, 2009 was $186 million and $378 million, respectively.

Merrill Lynch sold loans with a total original principal balance in the amount of approximately $100 billion through securitizations or whole loan sales. Certain of these loans have paid off. During the nine months ended September 30, 2010, $50 million of repurchase claims were resolved through repurchase or reimbursement to the investor or securitization trust for losses that they incurred, compared with $13 million for the nine months ended September 30, 2009. At September 30, 2010, the unpaid principal balance of loans related to unresolved repurchase requests for this portfolio was approximately $815 million. Merrill Lynch has reviewed $626 million of the claims outstanding and has declined to repurchase based on an assessment of whether a material breach exists.

In October 2009, BAI was acquired by Merrill Lynch. As a result, Merrill Lynch became the guarantor of a contract with a third party to provide clearing services that include underwriting margin loans to BAI’s clients. This contract stipulates that Merrill Lynch will indemnify the third party for any losses that occur related to the margin loans made to BAI’s clients. The maximum potential future payment under this indemnification was not material at September 30, 2010 and $657 million at December 31, 2009, respectively. Historically, any payments made under this indemnification have not been material. As these margin loans are highly collateralized by the securities held by the brokerage clients, Merrill Lynch has assessed the probability of making such payments in the future as remote.

Derivatives

We record all derivative transactions at fair value on our Condensed Consolidated Balance Sheets. We do not monitor our exposure to derivatives based on the notional amount because that amount is not a relevant indicator of our exposure to these contracts, as it is generally not indicative of the amount that we would owe on the contract. Instead, a risk framework is used to define risk tolerances and establish limits to help to ensure that certain risk-related losses occur within acceptable, predefined limits. Since derivatives are recorded on the Condensed Consolidated Balance Sheets at fair value and the disclosure of the notional amounts is not a relevant indicator of risk. Derivatives that meet the accounting definition of a guarantee and credit derivatives are included in Note 6 to the Condensed Consolidated Financial Statements.

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

Credit Ratings

Our credit ratings affect the cost and availability of our unsecured funding, and it is our objective to maintain high quality credit ratings. In addition, credit ratings are important when we compete in certain markets and when we seek to engage in certain transactions, including OTC derivatives. Following the acquisition of Merrill Lynch by Bank of America, the major credit ratings agencies have indicated that the primary drivers of Merrill Lynch’s credit ratings are Bank of America’s credit ratings. Bank of America’s credit ratings and outlooks are opinions subject to ongoing review by the ratings agencies and may change from time to time. The ratings agencies regularly review our credit ratings in the context of Bank of America’s performance, prospects and financial condition, and its securities, and reevaluate their ratings of its long-term debt, short-term borrowings and other securities, including asset securitizations. These evaluations are based on a number of factors, including its own financial strength and operations, as well as factors not entirely under its control, such as ratings-agency-specific criteria or frameworks and conditions affecting the financial services industry generally. In light of the difficulties in the financial services industry and the financial markets, there can be no assurance that Bank of America will maintain its current ratings.

During 2009 and 2010, the ratings agencies have taken numerous actions, many of which were negative, to adjust Bank of America’s and our credit ratings and the outlooks on those ratings. Currently, ML & Co.’s long-term senior debt and outlook expressed by the ratings agencies are as follows: A2 (negative) by Moody’s Investors Services, Inc. (“Moody’s”), A (negative) by Standard and Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc. (“S&P”), and A+ (Rating Watch Negative) by Fitch, Inc. (“Fitch”). The ratings agencies have indicated that our credit ratings currently reflect their expectation that, if necessary, we would receive significant support from the U.S. Government, but all three ratings agencies have indicated they will reevaluate, and could reduce the uplift they include in our ratings for government support for reasons arising from financial services regulatory reform proposals or legislation. In February 2010, S&P affirmed our current credit ratings but revised the outlook to negative from stable, based on their belief that it is less certain whether the U.S. Government would be willing to provide extraordinary support. Also in July 2010, Moody’s affirmed our current ratings but revised the outlook to negative from stable due to their expectation for lower levels of government support over time as a result of the passage of the Financial Reform Act. Also, in October 2010, Fitch placed our credit ratings on Rating Watch Negative from stable outlook due to proposed regulations that could negatively impact its assessment of future systemic government support. In addition to Bank of America’s credit ratings, other factors that influence our credit ratings include changes to the ratings agencies’ methodologies, the ratings agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, our reputation, our liquidity position, the level and volatility of our earnings, our corporate governance and risk management policies, our capital position, and future regulatory and legislative initiatives.

A reduction in certain of our credit ratings would likely have a material adverse effect on our liquidity, access to credit markets, the related cost of funds, our businesses and on certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical.

Bank of America has not assumed or guaranteed the long-term debt that was issued or guaranteed by ML & Co. or its subsidiaries prior to the acquisition of Merrill Lynch by Bank of America. Beginning late in the third quarter of 2009, in connection with the update or renewal of certain Merrill Lynch international securities offering programs, Bank of America agreed to guarantee debt securities, warrants and/or certificates issued by certain subsidiaries of ML & Co. on a going forward basis. All existing ML & Co. guarantees of securities issued by those same Merrill Lynch subsidiaries under various international securities offering programs will remain in full force and effect as long as those securities are outstanding, and Bank of America has not assumed any of those prior ML & Co. guarantees or otherwise guaranteed such securities. There were approximately $4.5 billion of securities guaranteed by Bank of America at September 30, 2010. In addition, Bank of America has guaranteed the performance of Merrill Lynch on certain derivative transactions. The aggregate amount of such derivative liabilities was approximately $2.6 billion at September 30, 2010.

In connection with certain OTC derivatives transactions and other trading agreements, we could be required to provide additional collateral to or terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of ML & Co. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or an amount related to the market value of the exposure. At September 30, 2010, the amount of additional collateral and termination payments that would be required for such derivatives transactions and trading agreements was approximately $0.9 billion in the event of a downgrade to low single-A by all credit agencies. A further downgrade of ML & Co.’s long-term senior debt credit rating to the BBB+ or equivalent level would require approximately $0.6 billion of additional collateral. Our liquidity risk analysis considers the impact of additional collateral outflows due to changes in ML & Co. credit ratings, as well as for collateral that is owed by us and is available for payment, but has not been called for by our counterparties.

Liquidity Risk

Following the completion of Bank of America’s acquisition of Merrill Lynch, ML & Co. became a subsidiary of Bank of America and established intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these intercompany agreements is a $75 billion one year, revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America for operating requirements at a spread to LIBOR that is reset periodically and is consistent with other intercompany agreements. This credit line was renewed effective January 1, 2010 with a maturity date of January 1, 2011. The credit line will automatically be extended by one year to the succeeding January 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. The agreement does not contain any financial or other covenants. There were no outstanding borrowings against the line of credit at September 30, 2010.

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

In addition, no change in Merrill Lynch’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, Merrill Lynch’s internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings

Adelphia Litigation

On September 22, 2010, the court was advised that an agreement had been reached to resolve all of the claims in the Adelphia Bankruptcy litigation. The settlement is subject to finalization of documentation and filing with the court on November 18, 2010. The settlement will resolve all claims pending against ML & Co., Merrill Lynch Capital Corp., and other affiliated entities that are pending before the U.S. District Court for the Southern District of New York with the exception of one remaining securities litigation. The settlement is not material to Merrill Lynch’s Consolidated Financial Statements.

Bank of America Merger Matters

On August 27, 2010, the court entered two orders in In re Bank of America Securities, Derivative and Employment Retirement Income Security Act (ERISA) Litigation. One order dismissed the complaint brought by plaintiffs in the consolidated ERISA action in its entirety. The second order granted in part and denied in part defendants’ motions to dismiss the consolidated securities and consolidated derivative actions. All of the securities plaintiffs’ claims brought under the Securities and Exchange Act of 1934 were dismissed other than Section 14(a) claims concerning Merrill Lynch’s 2008 bonus payments and fourth quarter losses; Section 10(b) claims based on Merrill Lynch’s 2008 bonus payments; and Section 20(a) claims for control person liability. All of the securities plaintiffs’ claims brought under the Securities Act of 1933 were dismissed with the exception of the Section 11, 12(a)(2), and 15 claims based on Merrill Lynch’s 2008 bonus payments. All of derivative plaintiffs’ claims have been dismissed other than their Section 14(a) claims related to Merrill Lynch’s 2008 bonus payments and fourth quarter losses and certain state law breach of fiduciary duty claims. The securities plaintiffs have been granted leave to amend their complaint, and the derivative plaintiffs have reserved their right to seek leave to amend. On September 10, 2010, Bank of America moved for certification, or in the alternative, for reconsideration of certain issues in the court’s August 27, 2010 order concerning the securities plaintiffs’ complaint: (i) that the defendants had a duty under Section 14(a) to disclose Merrill Lynch’s 2008 fourth quarter losses, (ii) that the securities plaintiffs adequately pleaded transaction causation for their Section 14(a) claim, and (iii) that covenants in a private merger agreement filed with the Securities and Exchange Commission (the “SEC”) can be the basis for a misrepresentation claim under the Securities Act of 1933.

On September 23, 2010, plaintiffs in the consolidated ERISA action filed a notice that they will appeal the dismissal of their complaint to the U.S. Court of Appeals for the Second Circuit.

On October 8, 2010, the court denied Bank of America’s motion for certification, or in the alternative, for reconsideration. On October 15, 2010, the securities plaintiffs served an amended complaint. In addition to adding claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of holders of certain debt, preferred and option securities, the amendment attempts to re-plead allegations that had been dismissed under the court’s August 27 order concerning Merrill Lynch’s 2008 fourth quarter losses.

Benistar

In an arbitration filed with FINRA against MLPF&S on July 21, 2010, Boston Property Exchange Transfer Company, Inc. (previously known as Benistar) alleges that MLPF&S employees misappropriated securities, testified falsely and concealed information in Cahaly, and provided false information to the NASD and regulators concerning Benistar’s accounts. Claimant seeks approximately $70 million in compensatory damages and approximately $394 million in punitive damages, interest, costs and fees.

Illinois Funeral Directors Association Matters

On September 27, 2010, plaintiff in David Tipsword as Trustee of Mildred E. Tipsword Trust, individually and on behalf of all others similarly situated v. I.F.D.A. Services Inc., et al., filed a motion seeking an order lifting the stay previously imposed on October 7, 2009. On October 4, 2010, the Illinois Funeral Directors Association and IFDA Services, Inc. withdrew their request to stay the matter, and the court granted plaintiff’s motion to lift the stay.

In the Clancy-Gernon Funeral Home, Inc., et al. v. MLPF&S, et al. litigation, plaintiffs had asked the court to reconsider its order applying the stay in Tipsword to Clancy-Gernon. In light of the court’s order lifting the stay in Tipsword, on October 4, 2010, the court granted the motion to reconsider lifting the stay with respect to the Clancy-Gernon matter.

On October 29, 2010, in the Charles F. Kurrus, II, P.C. v. Merrill Lynch, Pierce, Fenner & Smith Inc. et al., matter, MLPF&S, Merrill Lynch Life Agency, Inc. and MLBT-FSB filed motions to dismiss the complaint with prejudice.

MBIA Insurance Corporation CDO Litigation

Plaintiffs have filed a notice of appeal concerning the April 9, 2010 order of the court dismissing certain claims in the matter.

Subprime Mortgage-Related Litigation

In re Merrill Lynch & Co., Inc. Securities, Derivative, and ERISA Litigation

On August 26, 2010, the Delaware Supreme Court answered the certified question of law by holding that the plaintiffs in In re Merrill Lynch & Co., Inc. Securities, Derivative, and ERISA Litigation and N.A. Lambrecht v. O’Neal, et al. had standing to pursue claims double derivatively on behalf of Bank of America and ML & Co. The cases then returned to the U.S. District for the Southern District of New York, which gave the plaintiffs in both actions an opportunity to replead their complaints. On September 14, 2010, plaintiff, N.A. Lambrecht, filed an amended complaint asserting the same claims as in the September 28, 2009 complaint and adding two more officers of Bank of America as defendants for allegedly aiding and abetting certain purported breaches of fiduciary duties by the former directors of ML & Co. The plaintiff in In re Merrill Lynch & Co., Inc. Securities, Derivative, and ERISA Litigation chose not to amend the complaint.

Connecticut Carpenters Pension Fund, et al. v. Merrill Lynch & Co., Inc., et al.; Iron Workers Local No. 25 Pension Fund v. Credit-Based Asset Servicing and Securitization LLC, et al.; Public Employees’ Ret. System of Mississippi v. Merrill Lynch & Co. Inc.; Wyoming State Treasurer v. Merrill Lynch & Co. Inc.

On August 6, 2010, defendants filed a motion to dismiss the consolidated amended complaint.

Cambridge Place Investment Management

MLPF&S and Merrill Lynch Mortgage Investors, Inc. are among the defendants in an individual action entitled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al., filed by Cambridge Place Investment Management Inc. (CPIM) in Massachusetts Superior Court, Middlesex County on July 9, 2010. CPIM asserts claims under state securities laws, alleging that when selling mortgage-backed securities, the defendants made misrepresentations and omissions related to loan-to-value ratios, appraisals, underwriting standards, occupancy status, due diligence, and credit enhancement. The complaint seeks unspecified damages and rescission, among other relief. On August 13, 2010, certain defendants removed the case to federal court. On September 13, 2010, plaintiff moved to remand the matter to state court.

BAS Matters

For information regarding litigation and regulatory matters involving BAS, see Item 9.01 (Note 15 Litigation and Regulatory Matters of BASH’s consolidated financial statements) of ML & Co.’s Current Report on Form 8-K filed with the SEC on November 1, 2010.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. Risk Factors in Merrill Lynch’s 2009 Annual Report on Form 10-K and Part II, Item 1A. Risk Factors in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

Item 6.	Exhibits

An exhibit index has been filed as part of this report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Merrill Lynch & Co., Inc.
(Registrant)

By:	/s/ ROBERT QUTUB
Robert Qutub
Chief Financial Officer

By:	/s/ PETER D. TAUBE
Peter D. Taube
Chief Accounting Officer and Controller

Date: November 5, 2010

EXHIBIT INDEX

Exhibit		Description

1.01		Agreement and Plan of Merger dated November 1, 2010 between ML & Co. and Banc of America Securities Holdings Corporation, incorporated herein by reference to Exhibit 1.01 of the Current Report on Form 8-K of ML & Co. filed on November 1, 2010.
12	*	Statement re: Computation of Ratios.
31.1	*	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	*	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Furnished herewith