Form 10-K
period 2010-12-31
MERRILL LYNCH & CO., INC.
filed 2011-03-01
CIK 65100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

       YES      X     NO

As of the close of business on June 30, 2010, there was no voting common equity held by non-affiliates. The company has no non-voting common stock.

As of the close of business on February 25, 2011, there were 1,000 shares of Common Stock outstanding, all of which were held by Bank of America Corporation.

The registrant is a wholly owned subsidiary of Bank of America Corporation and meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form with a reduced disclosure format as permitted by Instruction I (2).

Securities registered pursuant to Section 12(b) of the Act and listed on the NYSE® Arca® are as follows:
Strategic Return Notes®
Strategic Return Notes Linked to the Industrial 15 Index due February 2, 2012
Strategic Return Notes Linked to the Select Ten Index due March 8, 2012
Strategic Return Notes Linked to the Select Ten Index due May 10, 2012
Strategic Return Notes Linked to the Select 10 Index due July 5, 2012
Strategic Return Notes Linked to the Value 30 Index due July 6, 2011
Strategic Return Notes Linked to the Value 30 Index due August 8, 2011
Strategic Return Notes Linked to the Baby Boomer Consumption Index due September 6, 2011
Strategic Return Notes Linked to the Merrill Lynch Factor Model® due November 7, 2012
Strategic Return Notes Linked to the Select Ten Index due November 8, 2011
Strategic Return Notes Linked to the Merrill Lynch Factor Model® due December 6, 2012

Securities registered pursuant to Section 12(b) of the Act and listed on The NASDAQ® Stock Market are as follows:
MITTS®
Nikkei®225 MITTS® Securities due March 8, 2011
S&P 500 ®MITTS® Securities due August 31, 2011
97% Protected Notes
97% Protected Notes Linked to the performance of the Dow Jones Industrial Average SM due March 28, 2011
97% Protected Notes Linked to Global Equity Basket due February 14, 2012
Strategic Return Notes
Strategic Return Notes Linked to the Industrial 15 Index due April 25, 2011

S&P 500 is a registered service mark of Standard & Poor’s Financial Services LLC; DOW JONES INDUSTRIAL AVERAGE is a service mark of Dow Jones Trademark Holdings LLC. Nikkei is a registered service mark of Kabushiki Kaisha Nihon Keizai Shimbun Sha Corporation. NASDAQ is a registered service mark of Nasdaq Stock Market, Inc. NYSE and Arca are registered service marks of NYSE Group, Inc. All other service marks are the property of Bank of America Corporation.

i

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

Part III
Item 10. Directors, Executive Officers and Corporate Governance	179
Item 11. Executive Compensation	179
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	179
Item 13. Certain Relationships and Related Transactions, and Director Independence	179
Item 14. Principal Accountant Fees and Services	179
Part IV
Item 15. Exhibits and Financial Statement Schedules	181
Signatures	182
EX-12
EX-23.1
EX-23.2
EX-23.3
EX-24.1
EX-24.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

Item 1.	Business

Merrill Lynch & Co., Inc. (“ML & Co.” and together with its subsidiaries, “Merrill Lynch”, the “Company”, the “Corporation”, “we”, “our” or “us”) was formed in 1914 and became a publicly traded company on June 23, 1971. When used in this report, “we”, “us” and “our” may refer to ML & Co. individually, ML & Co. and its subsidiaries, or certain of ML & Co.’s subsidiaries or affiliates. In 1973, the holding company ML & Co., a Delaware corporation, was created. Through its subsidiaries, ML & Co. is one of the world’s leading capital markets, advisory and wealth management companies. We are a leading global trader and underwriter of securities and derivatives across a broad range of asset classes, and we serve as a strategic advisor to corporations, governments, institutions and individuals worldwide.

On January 1, 2009, we became a wholly-owned subsidiary of Bank of America Corporation (“Bank of America”). As a result of our acquisition by Bank of America, certain information is not required in this Form 10-K as permitted by General Instruction I(2) of Form 10-K. We have also provided a brief description of our business activities in Item 1 as permitted by General Instruction I(2).

Pursuant to Accounting Standards Codification (“ASC”) 280, Segment Reporting (“Segment Reporting”), operating segments represent components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. Based upon how our chief operating decision maker reviews our results, it was determined that Merrill Lynch does not contain any identifiable operating segments. As a result, the financial information of Merrill Lynch is presented as a single segment.

The following is a brief discussion of the nature and scope of our activities in 2010.

Capital Markets and Advisory Activities.  We conduct sales and trading activities and we act as a market maker in securities, derivatives, currencies, and other financial instruments to satisfy client demands. In addition, we distribute fixed income, currency and certain commodity products and derivatives and equity and equity-related products. We provide clients with financing, securities clearing, settlement, and custody services and engage in principal investing in a variety of asset classes.

We also assist clients in raising capital through underwritings and private placements of equity, debt and related securities, and loan syndications and offer advisory services to clients on strategic issues, valuation, mergers, acquisitions and restructurings.

On November 1, 2010, Banc of America Securities LLC (“BAS”), a wholly-owned broker-dealer subsidiary of Bank of America, merged into Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned broker-dealer subsidiary of ML & Co., with MLPF&S as the surviving corporation. As a result of this merger, MLPF&S remained a direct wholly-owned broker-dealer subsidiary of ML & Co. and an indirect wholly-owned broker-dealer subsidiary of Bank of America. Also on November 1, 2010, Banc of America Securities Holdings Corporation (“BASH”), the parent of BAS, merged into ML & Co., with ML & Co. as the surviving corporation. See Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information.

Wealth and Investment Management Activities.  We provide brokerage, investment advisory and financial planning services, offering a broad range of both proprietary and third-party wealth management products and services globally to individuals, small- to mid-size businesses, and employee benefit plans. We also create and manage wealth management products, including alternative investment products for clients, and maintain ownership positions in other investment management companies.

On November 15, 2010, we sold approximately 51.2 million shares of common stock of BlackRock, Inc. (“BlackRock”), a publicly traded investment management company, for net proceeds of approximately $8.2 billion. Immediately prior to this sale, we owned approximately 34% of the economic interest of BlackRock. As a result of this sale, our economic interest of BlackRock as of December 31, 2010 was approximately 7%.

Research.  We also provide a variety of research services on a global basis. These services are at the core of the value proposition we offer to institutional and individual investor clients and are an integral component of our product offerings.

For additional information about our business, see Note 1 to the Consolidated Financial Statements.

Regulation

Certain aspects of our business, and the business of our competitors and the financial services industry in general, are subject to stringent regulation by United States (“U.S.”) federal and state regulatory agencies and securities exchanges and by various non-U.S. government agencies or regulatory bodies, securities exchanges, self-regulatory organizations and central banks.

United States Regulatory Oversight and Supervision

Holding Company Supervision

As a wholly-owned subsidiary of Bank of America, a bank holding company that is also a financial holding company, we are subject to the oversight of, and inspection by, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”).

Broker-Dealer Regulation

MLPF&S, Merrill Lynch Professional Clearing Corp. (“ML Pro”) and certain other subsidiaries of ML & Co. are registered as broker-dealers with the Securities Exchange Commission (“SEC”) and, as such, are subject to regulation by the SEC and by self-regulatory organizations, such as the Financial Industry Regulatory Authority (“FINRA”). Certain of our subsidiaries and affiliates, including MLPF&S, are registered as investment advisors with the SEC.

Our subsidiaries that are broker-dealers registered with the SEC are subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (“Exchange Act”) which is designed to measure the general financial condition and liquidity of a broker-dealer. Under this rule, these entities are required to maintain the minimum net capital deemed necessary to meet broker-dealers’ continuing commitments to customers and others. Under certain circumstances, this rule limits the ability of such broker-dealers to allow withdrawal of such capital by ML & Co. or other Merrill Lynch subsidiaries. Additional information regarding certain net capital requirements is in Note 18 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Non-U.S. Regulatory Oversight and Supervision

Our business is also subject to extensive regulation by various non-U.S. regulators including governments, securities exchanges, central banks and regulatory bodies. Certain of our subsidiaries are regulated as broker-dealers under the laws of the jurisdictions in which they operate. Subsidiaries engaged in banking and trust activities outside the U.S. are regulated by various government entities in the particular jurisdiction where they are chartered, incorporated and/or conduct their business activities. In some cases, the legislative and regulatory developments outside the U.S. applicable to these subsidiaries may have an impact on our business and results of operations. Our financial services operations in the United Kingdom (“U.K.”) are subject to regulation by and supervision of the Financial Services Authority (the “FSA”). In July of 2010, the U.K. proposed abolishing the FSA and replacing it with the Financial Policy Committee within the Bank of England (the “FPC”) and two new regulators, the Prudential Regulatory Authority (the “PRA”) and the Consumer Protection and Markets Authority (the “CPMA”). Our U.K. regulated entities will be subject to the supervision of the FPC within the Bank of England for prudential matters and the CPMA for conduct of business matters. The new financial regulatory structure is intended to be in place by the end of 2012. We continue to monitor the development and potential impact of this regulatory restructuring.

Changes in Legislation and Regulations

Proposals to change the laws and regulations governing the banking and financial services industries are frequently introduced in Congress, in the state legislatures and before the various bank regulatory or financial regulatory agencies as well as by lawmakers and regulators in jurisdictions outside the U.S. where we operate. Congress and the Federal government have continued to evaluate and develop legislation, programs and initiatives designed to, among other things, stabilize the financial and housing markets, stimulate the economy, including the Federal government’s foreclosure prevention program, and prevent future financial crises by further regulating the financial services industry. As a result of the financial crisis and ongoing challenging economic environment, we anticipate additional legislative and regulatory proposals and initiatives as well as continued legislative and regulatory scrutiny of the financial services industry. However, at this time we cannot determine the final form of any proposed programs or initiatives or related legislation, the likelihood and timing of any other future proposals or legislation, and the impact they might have on us.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”) was signed into law. The Financial Reform Act provides for sweeping financial regulatory reform and will alter the way in which we conduct certain businesses.

The Financial Reform Act contains a broad range of significant provisions that could affect our businesses, including, without limitation, the following:

•	limiting banking organizations from engaging in proprietary trading and other investment activity regarding hedge funds and private equity funds;

•	increasing regulation of the derivative markets;

•	providing for heightened capital, liquidity, and prudential regulation and supervision over systemically important financial institutions;

•	providing for new resolution authority to establish a process to unwind large systemically important financial institutions and requiring the development and implementation of recovery and resolution plans;

•	creating a new regulatory body to set requirements around the terms and conditions of consumer financial products and expanding the role of state regulators in enforcing consumer protection requirements over banks; and

•	requiring securitizers to retain a portion of the risk that would otherwise be transferred to investors in certain securitization transactions.

The Financial Reform Act may have a significant and negative impact on our earnings through reduced revenues, higher costs and new restrictions, and by reducing available capital. The Financial Reform Act may also have an adverse impact on the value of certain assets and liabilities held on our balance sheet.

We anticipate that the final regulations associated with the Financial Reform Act will include limitations on certain activities, including limitations on the use of certain financial institutions’ own capital for proprietary trading and sponsorship or investment in hedge funds and private equity funds (the “Volcker Rule”). Regulations implementing the Volcker Rule are required to be in place by October 21, 2011, and the Volcker Rule becomes effective twelve months after such rules are final or on July 21, 2012, whichever is earlier. The Volcker Rule then gives certain financial institutions two years from the effective date (with opportunities for additional extensions) to bring activities and investments into conformance. In anticipation of the adoption of the final regulations, we have begun winding down our proprietary trading line of business. The ultimate impact of the Volcker Rule or the winding down of this business, and the time it will take to comply or complete, continues to remain uncertain. The final regulations issued may impose additional operational and compliance costs on us.

The Financial Reform Act includes measures to broaden the scope of derivative instruments subject to regulation by requiring clearing and exchange trading of certain derivatives, imposing new capital and margin requirements for certain market participants and imposing position limits on certain over-the-counter derivatives. The Financial Reform Act grants the U.S. Commodity Futures Trading Commission (the “CFTC”) and the SEC substantial new authority and requires numerous rulemakings by these agencies. Generally, the CFTC and SEC have until July 16, 2011 to promulgate the rulemakings necessary to implement these regulations. The ultimate impact of these derivatives regulations, and the time it will take to comply, continues to remain uncertain. The final regulations will impose additional operational and compliance costs on us and may require us to restructure certain businesses and negatively impact our revenues and results of operations.

The major credit ratings agencies have indicated that the primary drivers of our credit ratings are Bank of America’s credit ratings. Although the ratings agencies have indicated that Bank of America’s credit ratings currently reflect their expectation that, if necessary, Bank of America would receive significant support from the U.S. Government, all three major ratings agencies have indicated they will reevaluate, and could reduce the uplift they include in Bank of America’s ratings for government support for reasons arising from financial services regulatory reform proposals or legislation. In the event of certain credit ratings downgrades, our access to credit markets, liquidity and our related funding costs would be materially adversely affected. For additional information about our credit ratings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funding and Liquidity” in Part II, Item 7 of this Form 10-K.

Most provisions of the Financial Reform Act require various federal banking and securities regulators to issue regulations to clarify and implement its provisions or to conduct studies on significant issues. These proposed regulations and studies are generally subject to a public notice and comment period. The timing of issuance of final regulations, their effective dates and their potential impacts to our business will be determined over the coming months and years. As a result, the ultimate impact of the Financial Reform Act’s final rules on our businesses and results of operations will depend on regulatory interpretation and rulemaking, as well as the success of any of our actions to mitigate the negative earnings impact of certain provisions.

Item 1A.	Risk Factors

In the course of conducting our business operations, we are exposed to a variety of risks, some of which are inherent in the financial services industry and others of which are more specific to our own businesses. The following discussion addresses some of the key risks that could affect our businesses, operations, and financial condition. Other factors that could affect our financial condition and operations are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements.” However, other factors besides those discussed below or elsewhere in this report could also adversely affect our businesses, operations, and financial condition. Therefore, the risk factors below should not be considered a complete list of potential risks that we may face.

Our businesses and results of operations have been, and may continue to be, materially and adversely affected by the U.S. and international financial markets and economic conditions generally.  Our businesses and results of operations are materially affected by the financial markets and general economic conditions in the U.S. and abroad, including factors such as the level and volatility of short-term and long-term interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets, liquidity of the global financial markets, the availability and cost of capital and credit, investor sentiment and confidence in the financial markets, and the strength of the U.S. economy and the non-U.S. economies in which we operate. The deterioration of any of these conditions can adversely affect our business and securities portfolios, our level of charge-offs and provision for credit losses, our capital levels and liquidity and our results of operations.

U.S. financial markets have improved from the severe financial crisis that dominated the domestic economy in the second half of 2008 and early 2009, but mortgage markets remain fragile. The financial crisis that gripped the European Union beginning in spring 2010 directly affected U.S. financial market behavior and the financial services industry. Any intensification of Europe’s financial crisis or the inability to address the sources of future financial turmoil in Europe may adversely affect the U.S. and international financial markets and the financial services industry. Such adverse effect may involve declines in liquidity, loss of investor confidence in the financial services industry, disruptions in credit markets, declines in the values of many asset classes, reductions in home prices and increased unemployment.

Although the U.S. economy has continued to recover throughout 2010 and growth of real Gross Domestic Product strengthened in the second half of 2010, the elevated levels of unemployment and household debt, along with continued stress in the consumer and commercial real estate markets, pose challenges for domestic economic performance and the financial services industry. Consumer spending, exports and business investment in equipment and software rose during 2010, and showed accelerated momentum in the second half of 2010, but labor markets and housing markets remain weak and pose risks. The sustained high unemployment rate and the lengthy duration of unemployment have directly impaired consumer finances and pose risks to the financial services sector. These factors may adversely affect credit quality and the general financial services sector.

These conditions, as well as any further challenges stemming from the continuing global economic recovery and recent financial reform initiatives, such as the Financial Reform Act, could have a material adverse effect on our businesses and results of operations in the future.

Liquidity Risk

Liquidity risk is the potential inability to meet our contractual and contingent financial obligations, on- or off-balance sheet, as they become due.

Adverse changes to Bank of America’s or our credit ratings from the major credit ratings agencies could have a material adverse effect on our liquidity, cash flows, competitive position, financial condition and results of operations by significantly limiting our access to the funding or capital markets, increasing our borrowing costs, or triggering additional collateral or funding requirements under certain bilateral provisions of our trading and collateralized financing contracts.  Credit ratings and outlooks are opinions on our creditworthiness and that of our obligations or securities, including long-term debt, short-term borrowings and other securities. Our credit ratings affect the cost and availability of our funding. In addition, credit ratings may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions, including over-the-counter (“OTC”) derivatives. Thus, it is our objective to maintain high-quality credit ratings. The major credit ratings agencies have indicated that the primary drivers of Merrill Lynch’s credit ratings are Bank of America’s credit ratings. Ratings agencies regularly evaluate Bank of America and us. Their ratings of our long-term and short-term debt and other securities may change from time to time and are based on a number of factors, including Bank of America’s and our financial strength and operations as well as factors not under our control, such as rating-agency-specific criteria or frameworks for our industry or certain security types, which are subject to revision from time to time, and conditions affecting the financial services industry generally.

There can be no assurance that we will maintain our current ratings. A reduction in certain of our credit ratings would likely have a material adverse effect on our liquidity, access to credit markets, the related cost of funds, our businesses and on certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical. In connection with certain OTC derivatives contracts and other trading agreements, counterparties may require us to provide additional collateral or to terminate these contracts, agreements and collateral financing arrangements in the event of a credit ratings downgrade of Bank of America (and consequently ML & Co.). Termination of these contracts and agreements could cause us to sustain losses and impair our liquidity because we would be required to make significant cash payments or pledge securities as collateral. If Bank of America’s or Merrill Lynch’s commercial paper or short-term credit ratings (which currently have the following ratings: P-1 by Moody’s, A-1 by S&P and F1+ by Fitch) were downgraded by one or more levels, the potential loss of short-term funding sources such as repurchase agreement financing and the effect on our incremental cost of funds would be material.

During 2009 and 2010, the ratings agencies took numerous actions, many of which were negative, to adjust Bank of America’s and our credit ratings and the outlooks on those ratings. The ratings agencies have indicated that, as a systemically important financial institution, Bank of America’s credit ratings currently reflect their expectation that, if necessary, Bank of America would receive significant support from the U.S. Government. All three ratings agencies have indicated, however, that they will reevaluate and could reduce the uplift they include in Bank of America’s ratings for government support for reasons arising from financial services regulatory reform proposals. Any expectation that government support may be diminished or withheld in the future would likely have a negative impact on Bank of America’s (and consequently our) credit ratings. The timing of the agencies’ assessments of potential government support, as well as the impact on our credit ratings, is currently uncertain.

For a further discussion of our liquidity matters, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funding and Liquidity.”

Our liquidity, cash flows, financial condition and results of operations, and competitive position could be significantly adversely affected by the inability of ML & Co. or Bank of America to access capital markets or if there is an increase in our borrowing costs.  Liquidity is essential to our business. We fund our assets primarily with a mix of secured and unsecured liabilities through a globally coordinated funding strategy with Bank of America. We have established intercompany lending and borrowing arrangements to facilitate centralized liquidity management. As a result, our liquidity risk is derived in large part from Bank of America’s liquidity risk. Bank of America’s and our liquidity could be significantly adversely affected by an inability to access the capital markets; illiquidity or volatility in the capital markets; unforeseen outflows of cash, including customer deposits, funding for commitments and contingencies; inability to sell assets on favorable terms; or negative perceptions about Bank of America’s and our short- or long-term business prospects, including changes in credit ratings. Several of these factors may arise due to circumstances that neither we nor Bank of America may be able to control, such as a general market disruption, negative views about the financial services industry generally, changes in the regulatory environment, actions by credit ratings agencies or an operational problem that affects third parties, us or Bank of America. For example, during the recent financial crisis, our ability to raise funding was at times adversely affected in the U.S. and international markets.

Our and Bank of America’s cost of obtaining funding is directly related to prevailing market interest rates and to credit spreads. Credit spreads are the amount in excess of the interest rate of U.S. Treasury securities, or other benchmark securities, of the same maturity that we or Bank of America need to pay to funding providers. Increases in interest rates and such credit spreads can significantly increase the cost of funding for us and Bank of America. Changes in credit spreads are market-driven, and may be influenced by market perceptions of the creditworthiness of us and Bank of America. Changes to interest rates and credit spreads occur continuously and may be unpredictable and highly volatile.

For additional information about our liquidity, including credit ratings and outlooks, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funding and Liquidity.”

Our dependence upon funds from our subsidiaries and our parent could adversely impact our liquidity.  ML & Co. is a holding company that is a separate and distinct legal entity from its parent, Bank of America, and our broker-dealer and other subsidiaries. We evaluate and manage liquidity on a legal entity basis. Legal entity liquidity is an important consideration as there are legal and other limitations on our ability to utilize liquidity from one legal entity to satisfy the liquidity requirements of another, including ML & Co. For instance, ML & Co. depends on dividends, distributions and borrowings or other payments from its subsidiaries and may depend in large part on financing from Bank of America to fund payments on our obligations, including debt obligations. Bank of America may, in some instances, be unable to provide us with the funding we need to fund payments on our obligations. Many of our subsidiaries, including our broker-dealer subsidiaries, are subject to laws that restrict dividend payments to ML & Co. In addition, our broker-dealer subsidiaries are subject to restrictions on their ability to lend or transact with affiliates and to minimum regulatory capital requirements, as well as restrictions on their ability to use funds deposited with them in brokerage accounts to fund their businesses. Additional restrictions on related-party transactions, increased capital requirements and additional limitations on the use of funds on deposit in brokerage accounts, as well as lower earnings, can reduce the amount of funds available to meet the obligations of ML & Co. and even require ML & Co. to provide additional funding to such subsidiaries. Regulatory restrictions could impede access to funds we need to make payments on our obligations. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

Mortgage and Housing Market-Related Risk

We have been, and expect to continue to be, required to repurchase loans and/or reimburse whole loan buyers, the government-sponsored enterprises (“GSEs”) and monoline bond insurance companies (“monolines”) for losses due to claims related to representations and warranties made in connection with sales of residential mortgage-backed securities and other loans, and have received similar claims, and may receive additional claims, from private-label securitization investors. The resolution of these claims could have a material adverse effect on our cash flows, financial condition and results of operations.  In prior years, Merrill Lynch and certain of its subsidiaries, including First Franklin Financial Corporation (“First Franklin”), sold pools of first-lien mortgage loans and home equity loans as private-label securitizations or in the form of whole loans. In certain cases, all or a portion of the private label securitizations were insured by monolines. In addition, Merrill Lynch and First Franklin securitized first-lien residential mortgage loans generally in the form of mortgage-backed securities guaranteed by the GSEs. In connection with these transactions, Merrill Lynch and certain of its subsidiaries made various representations and warranties. These representations and warranties, as governed by the agreements, related to, among other things, the ownership of the loan, the validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, the process used to select the loan for inclusion in a transaction, the loan’s compliance with any applicable loan criteria, including underwriting standards, and the loan’s compliance with applicable federal, state and local laws. Breaches of these representations and warranties may result in the requirement that we repurchase mortgage loans or otherwise make whole or provide other remedy to counterparties (collectively, repurchase claims).

We expect repurchase and similar requests going forward and the volume of repurchase requests from monolines, whole loan buyers and investors in private-label securitizations could increase in the future. It is reasonably possible that future losses may occur and our estimate is that the upper range of possible loss related to non-GSE sales could be $1 billion to $2 billion over existing accruals. This estimate does not represent a probable loss, is based on currently available information, significant judgment, and a number of assumptions that are subject to change. Future provisions and possible loss or range of possible loss may be impacted if actual results are different from our assumptions regarding economic conditions, home prices and other matters and may vary by counterparty. We expect that the resolution of the repurchase claims process with the non-GSE counterparties will likely be a protracted process, and we will vigorously contest any request for repurchase if we conclude that a valid basis for a repurchase claim does not exist.

The resolution of claims related to alleged breaches of these representations and warranties and repurchase claims could have a material adverse effect on our financial condition, cash flows and results of operations, and could exceed existing estimates and accruals. In addition, any accruals or estimates we have made are based on assumptions which are subject to change.

For additional information about our representations and warranties exposure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Exposures — Representations and Warranties” and Note 14 to the Consolidated Financial Statements.

Continued, or increasing, declines in the domestic and international housing markets, including home prices, may adversely affect our asset classes and have a significant adverse effect on our financial condition and results of operations.  Economic deterioration throughout 2009 and weakness in the economic recovery in 2010 were accompanied by continued stress in the U.S. and international housing markets, including declines in home prices. These declines in the housing market, with falling home prices and increasing foreclosures, have negatively impacted the credit performance of certain of our portfolios. Continued high unemployment rates in the U.S. have added another element to the financial challenges facing U.S. consumers and further compounded these stresses in the U.S. housing market as employment conditions may be compelling some consumers to delay new home purchases or miss payments on existing mortgages.

Conditions in the housing market have also resulted in significant write-downs of asset values in several asset classes, notably mortgage-backed securities and exposure to monolines. These conditions may negatively affect the value of real estate, which could negatively affect our exposure to representations and warranties. While there were continued indications throughout the past year that the U.S. economy is stabilizing, the performance of our overall portfolios may not significantly improve in the near future. A protracted continuation or worsening of these difficult housing market conditions would likely exacerbate the adverse effects outlined above and have a significant adverse effect on our financial condition and results of operations.

Credit Risk

Credit risk is the risk of loss arising from a borrower, obligor or counterparty default when a borrower, obligor or counterparty does not meet its obligations.

Increased credit risk, due to economic or market disruptions, insufficient credit loss reserves or concentration of credit risk, may necessitate increased provisions for credit losses and could have an adverse effect on our financial condition and results of operations.  When we buy debt securities, loan money, commit to loan money or enter into a letter of credit or other contract with a counterparty, we incur credit risk, or the risk of losses if our borrowers or our counterparties fail to perform according to the terms of their agreements. A number of our products expose us to credit risk, including loans, derivatives, trading account assets and assets held-for-sale and unfunded lending commitments that include loan commitments, letters of credit and financial guarantees. The credit quality of our portfolios has a significant impact on our earnings.

Although credit quality generally continued to show improvement throughout 2010, global and national economic conditions continue to weigh on our credit portfolios. Economic or market disruptions are likely to increase our credit exposure to customers, obligors or other counterparties due to the increased risk that they may default on their obligations to us.

We estimate and establish an allowance for credit risks and credit losses inherent in our lending activities (including unfunded lending commitments), excluding those measured at fair value, through a charge to earnings. The amount of allowance is determined based on our evaluation of the potential credit losses included within our loan portfolio. The process for determining the amount of the allowance requires subjective and complex judgments. Our ability to assess future economic conditions or the creditworthiness of our customers, obligors or other counterparties is imperfect. We may underestimate the credit losses in our portfolios and suffer unexpected losses if the models and approaches we use to establish reserves and make judgments in extending credit to our borrowers and other counterparties become less predictive of future behaviors, valuations, assumptions or estimates. In such an event we may need to increase the size of our allowance in 2011, which would adversely affect our financial condition and results of operations.

In the ordinary course of our business, we also may be subject to a concentration of credit risk to a particular industry, country, counterparty, borrower or issuer. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could have a material adverse impact on our businesses, and the processes by which we set limits and monitor the level of our credit exposure to individual entities, industries and countries may not function as we have anticipated. While our activities expose us to many different industries and counterparties, we routinely execute a high volume of transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment funds and insurers. This has resulted in significant credit concentration with respect to this industry.

In the ordinary course of business, we also enter into transactions with sovereign nations, U.S. states and U.S. municipalities. Unfavorable economic or political conditions, disruptions to capital markets, currency fluctuations, social instability and changes in government policies could impact the operating budgets or credit ratings of sovereign nations, U.S. states and U.S. municipalities and expose us to credit risk. The economic downturn has adversely affected certain of our portfolios and further exposed us to this concentration of risk.

For additional information about our credit risk and credit risk management policies and procedures, see “Quantitative and Qualitative Disclosures about Market Risk — Credit Risk Management.”

We could suffer losses as a result of the actions of or deterioration in the commercial soundness of our counterparties and other financial services institutions.  Our ability to engage in routine trading and funding transactions could be adversely affected by the actions and commercial soundness of other market participants. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutional clients. Financial services institutions and other counterparties are inter-related because of trading, funding, clearing or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to significant future liquidity problems, including losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of a counterparty or client. In addition, our credit risk may be impacted when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivatives exposure due us. Any such losses could materially and adversely affect our financial condition and results of operations.

Our derivatives businesses may expose us to unexpected risks and potential losses.  We are party to a large number of derivatives transactions, including credit derivatives. Our derivatives businesses may expose us to unexpected market, credit and operational risks that could cause us to suffer unexpected losses and have an adverse effect on our financial condition and results of operations. Severe declines in asset values, unanticipated credit events or unforeseen circumstances that may cause previously uncorrelated factors to become correlated (and vice versa) may create losses resulting from risks not appropriately taken into account in the development, structuring or pricing of a derivative instrument.

Many derivative instruments are individually negotiated and non-standardized, which can make exiting, transferring or settling some positions difficult. Many derivatives require that we deliver to the counterparty the underlying security, loan or other obligation in order to receive payment. In a number of cases, we do not hold, and may not be able to obtain, the underlying security, loan or other obligation. This could cause us to forfeit the payments due to us under these contracts or result in settlement delays with the attendant credit and operational risk, as well as increased costs to us.

Derivatives contracts and other transactions entered into with third parties are not always confirmed by the counterparties or settled on a timely basis. While a transaction remains unconfirmed or during any delay in settlement, we are subject to heightened credit and operational risk and in the event of default may find it more difficult to enforce the contract. In addition, as new and more complex derivatives products have been created, covering a wider array of underlying credit and other instruments, disputes about the terms of the underlying contracts may arise, which could impair our ability to effectively manage our risk exposures from these products and subject us to increased costs.

For a further discussion of our derivatives exposure, see Note 6 to the Consolidated Financial Statements.

Market Risk

Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions such as market volatility. Market risk is inherent in the financial instruments associated with our operations and activities, including loans, deposits, securities, short-term borrowings, long-term debt, trading account assets and liabilities, and derivatives.

Our businesses and results of operations have been, and may continue to be, significantly adversely affected by changes in the levels of market volatility and by other financial or capital market conditions.  Our businesses and results of operations may be adversely affected by market risk factors such as changes in interest and currency exchange rates, equity and futures prices, the implied volatility of interest rates, credit spreads and other economic and business factors. These market risks may adversely affect, for example, (i) the value of our on- and off-balance sheet securities, trading assets, and other financial instruments, (ii) the cost of debt capital and our access to credit markets, (iii) the value of assets under management, which could reduce our fee income relating to those assets, (iv) customer allocation of capital among investment alternatives, (v) the volume of client activity in our trading operations, and (vi) the general profitability and risk level of the transactions in which we engage. Any of these developments could have a significant adverse impact on our financial condition and results of operations.

We use various models and strategies to assess and control our market risk exposures but those are subject to inherent limitations. For example, our models, which rely on historical trends and assumptions, may not be sufficiently predictive of future results due to limited historical patterns, extreme or unanticipated market movements and illiquidity, especially during severe downturns or stress events. The models that we use to assess and control our market risk exposures also reflect assumptions about the degree of correlation or lack thereof among prices of various asset classes or other market indicators. In times of market stress or other unforeseen circumstances, such as the market conditions experienced in 2008 and 2009, previously uncorrelated indicators may become correlated, or previously correlated indicators may move in different directions. These types of market movements have at times limited the effectiveness of our hedging strategies and have caused us to incur significant losses, and they may do so in the future. These changes in correlation can be exacerbated where other market participants are using risk or trading models with assumptions or algorithms that are similar to ours. In these and other cases, it may be difficult to reduce our risk positions due to the activity of other market participants or widespread market dislocations, including circumstances where asset values are declining significantly or no market exists for certain assets. To the extent that we make investments directly in securities that do not have an established liquid trading market or are otherwise subject to restrictions on sale or hedging, we may not be able to reduce our positions and therefore reduce our risk associated with such positions.

For additional information about market risk and our market risk management policies and procedures, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of this Form 10-K.

Declines in the value of certain of our assets could have an adverse effect on our results of operations.  We have a large portfolio of financial instruments that we measure at fair value, including among others certain corporate loans and loan commitments, loans held-for-sale, repurchase agreements and long-term deposits. We also have trading assets and liabilities, derivatives assets and liabilities, available-for-sale securities and certain other assets that are valued at fair value. We determine the fair values of these instruments based on the fair value hierarchy under applicable accounting guidance. The fair values of these financial instruments include adjustments for market liquidity, credit quality and other transaction-specific factors, where appropriate.

Gains or losses on these instruments can have a direct and significant impact on our results of operations, unless we have effectively “hedged” our exposures. Fair values may be impacted by declining values of the underlying assets or the prices at which observable market transactions occur and the continued availability of these transactions. The financial strength of counterparties, such as monolines, with whom we have economically hedged some of our exposure to these assets, also will affect the fair value of these assets. Sudden declines and significant volatility in the prices of assets may substantially curtail or eliminate the trading activity for these assets, which may make it very difficult to sell, hedge or value such assets. The inability to sell or effectively hedge assets reduces our ability to limit losses in such positions and the difficulty in valuing assets may increase our risk-weighted assets, which requires us to maintain additional capital and increases our funding costs.

Asset values also directly impact revenues in our asset management businesses. We receive asset-based management fees based on the value of our clients’ portfolios or investments in funds managed by us and, in some cases, we also receive incentive fees based on increases in the value of such investments. Declines in asset values can reduce the value of our clients’ portfolios or fund assets, which in turn can result in lower fees earned for managing such assets.

For additional information about fair value measurements, see Note 5 to the Consolidated Financial Statements.

Our commodities activities, particularly our physical commodities business, subject us to performance, environmental and other risks that may result in significant cost and liabilities.  As part of our commodities business, we enter into exchange-traded contracts, financially settled OTC derivatives, contracts for physical delivery and contracts providing for the transportation, transmission and/or storage rights on or in vessels, barges, pipelines, transmission lines or storage facilities. Commodity, related storage, transportation or other contracts expose us to the risk that the price of the underlying commodity or the cost of storing or transporting commodities may rise or fall. In addition, contracts relating to physical ownership and/or delivery can expose us to numerous other risks, including performance and environmental risks. For example, our counterparties may not be able to pass changes in the price of commodities to their customers and therefore may not be able to meet their performance obligations. Our actions to mitigate the aforementioned risks may not prove adequate to address every contingency. In addition, insurance covering some of these risks may not be available, and the proceeds, if any, from insurance recovery may not be adequate to cover liabilities with respect to particular incidents. As a result, our financial condition and results of operations may be adversely affected by such events.

Regulatory and Legal Risk

Government measures to regulate the financial services industry, including the Financial Reform Act, either individually, in combination or in the aggregate, could require us to change certain of our business practices, impose significant additional costs on us, limit the products that we offer, limit our ability to pursue business opportunities in an efficient manner, require us to increase our capital, impact the value of assets that we hold, significantly reduce our revenues or otherwise materially and adversely affect our businesses, financial condition or results of operations.  As a financial institution, we are heavily regulated at the state, federal and international levels. As a result of the financial crisis and related global economic downturn that began in 2007, we have faced and expect to continue to face increased public and legislative scrutiny as well as stricter and more comprehensive regulation of our financial services practices. These regulatory and legislative measures, either individually, in combination or in the aggregate, could require us to change certain of our business practices, impose significant additional costs on us, limit the products that we offer, limit our ability to pursue business opportunities in an efficient manner, require us to increase our capital, impact the value of assets that we hold, significantly reduce our revenues or otherwise materially and adversely affect our businesses, financial condition or results of operations.

In July 2010, the Financial Reform Act was signed into law. The Financial Reform Act, among other reforms, (i) limits banking organizations from engaging in proprietary trading and other investment activity regarding hedge funds and private equity funds; (ii) increases regulation of the OTC derivative markets; (iii) provides for heightened capital, liquidity, and prudential regulation and supervision over systemically important financial institutions; (iv) provides for resolution authority to establish a process to unwind large systemically important financial companies; and (v) requires securitizers to retain a portion of the risk that would otherwise be transferred into certain securitization transactions.

Many of these provisions have begun to be or will be phased in over the next several months or years and will be subject both to further rulemaking and the discretion of applicable regulatory bodies. The ultimate impact of the final rules on our businesses and results of operations will depend on regulatory interpretation and rulemaking, as well as the success of any of our actions to mitigate the negative earnings impact of certain provisions.

We anticipate that the final regulations associated with the Financial Reform Act will include limitations on certain activities, including limitations on the use of certain financial institutions’ own capital for proprietary trading and sponsorship or investment in hedge funds and private equity funds (the Volcker Rule). Regulations implementing the Volcker Rule are required to be in place by October 21, 2011, and the Volcker Rule becomes effective twelve months after such rules are final or on July 21, 2012, whichever is earlier. The Volcker Rule then gives certain financial institutions two years from the effective date (with opportunities for additional extensions) to bring activities and investments into conformance. In anticipation of the adoption of the final regulations, we have begun winding down our proprietary trading line of business. The ultimate impact of the Volcker Rule or the winding down of this business, and the time it will take to comply or complete, continues to remain uncertain. The final regulations issued may impose additional operational and compliance costs on us.

The Financial Reform Act includes measures to broaden the scope of derivative instruments subject to regulation by requiring clearing and exchange trading of certain derivatives, imposing new capital and margin requirements for certain market participants and imposing position limits on certain OTC derivatives. The Financial Reform Act grants the CFTC and the SEC substantial new authority and requires numerous rulemakings by these agencies. Generally, the CFTC and SEC have until July 16, 2011 to promulgate the rulemakings necessary to implement these regulations. The ultimate impact of these derivatives regulations, and the time it will take to comply, continues to remain uncertain. The final regulations will impose additional operational and compliance costs on us and may require us to restructure certain businesses and negatively impact our revenues and results of operations.

Although we cannot predict the full effect of the Financial Reform Act on our operations, it, as well as the future rules implementing its reforms, could result in a significant loss of revenue, impose additional costs on us, require us to increase our capital or otherwise materially adversely affect our businesses, financial condition or results of operations.

In addition, Congress and the Administration have signaled growing interest in reforming the U.S. corporate income tax. While the timing of consideration of such legislative reform is unclear, possible approaches include lowering the 35% corporate tax rate, modifying the taxation of income earned outside of the U.S. and limiting or eliminating various other deductions, tax credits and/or other tax preferences. It is not possible at this time to quantify either the one-time impact from remeasuring deferred tax assets and liabilities that might result upon enactment of tax reform or the ongoing impact reform might have on income tax expense, but it is possible either of these impacts could adversely affect our financial condition and results of operations.

Other countries have also proposed and, in some cases, adopted certain regulatory changes targeted at financial institutions or that otherwise affect us. For example, the European Union has adopted increased capital requirements and the U.K. has (i) increased liquidity requirements for local financial institutions, including regulated U.K. subsidiaries of non-U.K. bank holding companies and other financial institutions as well as branches of non-U.K. banks located in the U.K; (ii) adopted a Bank Tax Levy which will apply to the aggregate balance sheet of branches and subsidiaries of non-U.K. banks and banking groups operating in the U.K.; (iii) proposed the creation and production of recovery and resolution plans (commonly referred to as living wills) by U.K. regulated entities; and (iv) announced the expectation of corporate income tax rate reductions of one percent to be enacted during each of 2011, 2012 and 2013 that would favorably impact income tax expense on future earnings but which would result in adjustments to the carrying value of deferred tax assets and related one-time charges to income tax expense of nearly $400 million for each one percent reduction (however, it is possible that the full three percent rate reductions could be enacted in 2011, which would result in a 2011 charge of approximately $1.1 billion). We are also monitoring other international legislative proposals that could materially impact us, such as changes to income tax laws. Currently, in the U.K., net operating loss (“NOL”) carryforwards have an indefinite life. Were the U.K. taxing authorities to introduce limitations on the future utilization of NOLs and we were unable to document our continued ability to fully utilize our NOLs, we would be required to establish a valuation allowance by a charge to income tax expense. Depending upon the nature of the limitations, such a change could be material in the period of enactment.

We face substantial potential legal liability and significant regulatory action, which could have material adverse effects on our cash flows, financial condition and results of operations or cause significant reputational harm to us.  We face significant legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against us and other financial institutions remain high and are increasing. Increased litigation costs, substantial legal liability or significant regulatory action against us could have material adverse effects on our financial condition and results of operations or cause significant reputational harm to us, which in turn could adversely impact our business prospects. In addition, we continue to face increased litigation risk and regulatory scrutiny as a result of our acquisition by Bank of America. As a result of ongoing challenging economic conditions and the increased level of defaults over recent years, we have continued to experience increased litigation and other disputes with counterparties regarding relative rights and responsibilities. These litigation and regulatory matters and any related settlements could have a material adverse effect on our cash flows, financial condition and results of operations. They could also negatively impact our reputation. For a further discussion of litigation risks, see Note 14 to the Consolidated Financial Statements.

Changes in governmental fiscal and monetary policy could adversely affect our financial condition and results of operations.  Our businesses and earnings are affected by domestic and international fiscal and monetary policy. For example, the Federal Reserve Board regulates the supply of money and credit in the U.S. and its policies determine in large part our cost of funds for lending, investing and capital raising activities and the return we earn on those loans and investments, both of which affect our net interest revenue. The actions of the Federal Reserve Board also can materially affect the value of financial instruments we hold, such as debt securities, and its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans. Our businesses and earnings are also affected by the fiscal or other policies that are adopted by various U.S. regulatory authorities, non-U.S. governments and international agencies. Changes in domestic and international fiscal and monetary policies are beyond our control and difficult to predict, but could have an adverse impact on our capital requirements and the costs of running our businesses, in turn adversely impacting our financial condition and results of operations.

Risk of the Competitive Environment in Which We Operate

We face significant and increasing competition in the financial services industry.  We operate in a highly competitive environment. Over time, there has been substantial consolidation among companies in the financial services industry, and this trend accelerated in recent years as the credit crisis led to numerous mergers and asset acquisitions among industry participants and in certain cases reorganization, restructuring, or even bankruptcy. This trend has also hastened the globalization of the securities and financial services markets. We will continue to experience intensified competition as further consolidation in the financial services industry in connection with current market conditions may produce larger, better-capitalized and more geographically diverse companies that are capable of offering a wider array of financial products and services at more competitive prices. To the extent we expand into new business areas and new geographic regions, we may face competitors with more experience and more established relationships with clients, regulators and industry participants in the relevant market, which could adversely affect our ability to compete. In addition, technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products, and for financial institutions to compete with technology companies in providing electronic and internet-based financial solutions. Increased competition may negatively affect our results of operations by creating pressure to lower prices on our products and services and reducing market share.

Damage to our reputation could significantly harm our businesses, including our competitive position and business prospects.  Our ability to attract and retain customers, clients and employees could be adversely affected to the extent our reputation is damaged. Significant harm to our reputation can arise from many sources, including indirectly as a result of actions by Bank of America or damage to its reputation, employee misconduct, litigation or regulatory outcomes, failing to deliver minimum standards of service and quality, compliance failures, unethical behavior, unintended disclosure of confidential information, and the activities of our clients, customers and counterparties. Actions by the financial services industry generally or by certain members or individuals in the industry also can significantly adversely affect our reputation.

Our actual or perceived failure to address various issues also could give rise to reputational risk that could cause significant harm to us and our business prospects, including failure to properly address operational risks. These issues include legal and regulatory requirements, privacy, properly maintaining customer and employee personal information, record keeping, protecting against money-laundering, sales and trading practices, ethical issues, and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products.

We could suffer significant reputational harm if we fail to properly identify and manage potential conflicts of interest. Management of potential conflicts of interests has become increasingly complex as we expand our business activities through more numerous transactions, obligations and interests with and among our clients. The failure to adequately address, or the perceived failure to adequately address, conflicts of interest could affect the willingness of clients to deal with us, or give rise to litigation or enforcement actions, which could adversely affect our businesses.

We continue to face increased public and regulatory scrutiny resulting from the financial crisis, including our acquisition by Bank of America and the suitability of certain trading and investment businesses. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions, legal risks and reputational harm, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses.

Our ability to attract and retain qualified employees is critical to the success of our businesses and failure to do so could adversely affect our business prospects, including our competitive position and results of operations.  Our performance is heavily dependent on the talents and efforts of highly skilled individuals. Competition for qualified personnel within the financial services industry and from businesses outside the financial services industry has been, and is expected to continue to be, intense even during difficult economic times. Our competitors include non-U.S.-based institutions and institutions otherwise not subject to compensation and hiring regulations imposed on U.S. institutions and financial institutions in particular. The difficulty we face in competing for key personnel is exacerbated in emerging markets, where we are often competing for qualified employees with entities that may have a significantly greater presence or more extensive experience in the region.

In order to attract and retain qualified personnel, we must provide market-level compensation. As a subsidiary of Bank of America, we may be subject to limitations on compensation practices (which may or may not affect our competitors) by regulators in the U.S. or around the world. Any future limitations on executive compensation imposed by legislators and regulators could adversely affect our ability to attract and maintain qualified employees. Furthermore, a substantial portion of our annual bonus compensation paid to our senior employees has in recent years taken the form of long-term equity awards. The value of long-term equity awards to senior employees generally has been negatively affected by the significant decline in the market price of Bank of America Corporation common stock. If we are unable to continue to attract and retain qualified individuals, our business prospects, including our competitive position and results of operations, could be adversely affected.

If we materially fail to retain the advisors that we employ in our wealth and investment management business, particularly those with significant client relationships, such failure could result in a significant loss of clients or the withdrawal of significant client assets. Any such loss or withdrawal could adversely impact our wealth and investment management business activities and our results of operations, financial condition and cash flows.

Our inability to adapt our products and services to evolving industry standards and consumer preferences could harm our businesses.  Our success depends, in part, on our ability to adapt our products and services to evolving industry standards. There is increasing pressure by competitors to provide products and services at lower prices. This can reduce our revenues from our fee-based products and services. In addition, the widespread adoption of new technologies, including internet services, could require us to incur substantial expenditures to modify or adapt our existing products and services. We might not be successful in developing or introducing new products and services, responding or adapting to changes in consumer spending and saving habits, achieving market acceptance of our products and services, or sufficiently developing and maintaining loyal customers.

Risks Related to Risk Management

Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses.  Our risk management framework is designed to minimize risk and loss to us. We seek to identify, measure, monitor, report and control our exposure to the types of risk to which we are subject, including strategic, credit, market, liquidity, compliance, fiduciary, operational and reputational risks, among others. While we employ a broad and diversified set of risk monitoring and mitigation techniques, those techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. For example, recent economic conditions, heightened legislative and regulatory scrutiny of the financial services industry, among other developments, have resulted in the creation of a variety of previously unanticipated or unknown risks, highlighting the intrinsic limitations of our risk monitoring and mitigation techniques. As such, we may incur future losses due to the development of such previously unanticipated or unknown risks.

A failure in or breach of our operational or security systems or infrastructure, or those of third parties, could disrupt our businesses, result in the disclosure of confidential information or damage our reputation. Any such failure also could have a significant adverse effect on our reputation, cash flows, financial condition and results of operations.  Our business is highly dependent on our ability to process and monitor, on a continuous basis, a large number of transactions, many of which are highly complex, across numerous and diverse markets in many currencies. The potential for operational risk exposure exists throughout our organization, including losses resulting from unauthorized trades by any employees. Integral to our performance is the continued efficacy of our internal processes, systems, relationships with third parties and the vast array of employees and key executives in our day-to-day and ongoing operations. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control and adversely affect our ability to process these transactions or provide these services. We must continuously update these systems to support our operations and growth. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones.

In addition, we also face the risk of operational failure, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. In recent years, there has been significant consolidation among clearing agents, exchanges and clearing houses, which has increased our exposure to operational failure, termination or capacity constraints of the particular financial intermediaries that we use and could affect our ability to find adequate and cost-effective alternatives in the event of any such failure, termination or constraint. Industry consolidation, whether among market participants or financial intermediaries, increases the risk of operational failure as disparate complex systems need to be integrated, often on an accelerated basis.

Furthermore, the interconnectivity of multiple financial institutions with central agents, exchanges and clearing houses, and the increased centrality of these entities under proposed and potential regulation, increases the risk that an operational failure at one institution or entity may cause an industry-wide operational failure that could adversely impact our own business operations. Any such failure, termination or constraint could adversely affect our ability to effect transactions, service our clients, manage our exposure to risk or expand our businesses and could have a significant adverse impact on our liquidity, financial condition and results of operations.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. Additionally, breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to our or our clients’ or counterparties’ confidential or other information. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations, which could result in significant losses or reputational damage to us. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures arising from operational and security risks, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

We routinely transmit and receive personal, confidential and proprietary information by email and other electronic means. We have discussed and worked with clients, vendors, service providers, counterparties and other third parties to develop secure transmission capabilities, but we do not have, and may be unable to put in place, secure capabilities with all of our clients, vendors, service providers, counterparties and other third parties, and we may not be able to ensure that these third parties have appropriate controls in place to protect the confidentiality of the information. Any interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a client, vendor, service provider, counterparty or other third party could result in legal liability, regulatory action and reputational harm for us and could have a significant adverse effect on our competitive position, financial condition and results of operations.

With regard to the physical infrastructure that supports our operations, we have taken measures to implement backup systems and other safeguards, but our ability to conduct business may be adversely affected by any disruption to that infrastructure. Such disruptions could involve electrical, communications, internet, transportation or other services used by us or third parties with whom we conduct business. These disruptions may occur as a result of events that affect only our facilities or those of our clients or other business partners but they could also be the result of events with a broader impact globally, regionally or in the cities where those facilities are located. The costs associated with such disruptions, including any loss of business, could have a significant adverse effect on our results of operations or financial condition.

Any of these operational and security risks could lead to significant and negative consequences, including reputational harm as well as loss of customers and business opportunities, which in turn could have a significant adverse effect on our businesses, cash flows, financial condition or results of operations.

Risk Related to Business Combination Transactions

Any failure to successfully integrate with Bank of America could adversely affect our business.  We were acquired by Bank of America in 2009. The success of this acquisition faces numerous challenges, including the ability to realize the anticipated benefits and cost savings of combining the businesses of Merrill Lynch and Bank of America. It is possible that the continued integration process of our acquisition could result in disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain sufficiently strong relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the acquisition. Integration efforts may also divert management attention and resources. These integration matters could have an adverse effect on us for an undetermined period. We will be subject to similar risks and difficulties in connection with any future acquisitions or decisions to downsize, sell or close units or otherwise change the business mix of Merrill Lynch.

Risk of Being an International Business

We are subject to numerous political, economic, market, reputational, operational, legal, regulatory and other risks in the non-U.S. jurisdictions in which we operate which could adversely impact our businesses.  We do business throughout the world, including in developing regions of the world commonly known as emerging markets. Our businesses and revenues derived from non-U.S. jurisdictions are subject to risk of loss from currency fluctuations, social or judicial instability, changes in governmental policies or policies of central banks, expropriation, nationalization and/or confiscation of assets, price controls, capital controls, exchange controls, other restrictive actions, unfavorable political and diplomatic developments and changes in legislation. These risks are especially acute in emerging markets. As in the U.S., many non-U.S. jurisdictions in which we do business have been negatively impacted by recessionary conditions. While a number of these jurisdictions are showing signs of recovery, others continue to experience increasing levels of stress. In addition, the risk of default on sovereign debt in some non-U.S. jurisdictions is increasing and could expose us to substantial losses. Any such unfavorable conditions or developments could have an adverse impact on our businesses and results of operations.

Our non-U.S. businesses are also subject to extensive regulation by various non-U.S. regulators, including governments, securities exchanges, central banks and other regulatory bodies, in the jurisdictions in which those businesses operate. In many countries, the laws and regulations applicable to the financial services and securities industries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market or manage our relationships with multiple regulators in various jurisdictions. Our inability to remain in compliance with local laws in a particular market and manage our relationships with regulators could have a significant and adverse effect not only on our businesses in that market but also on our reputation generally.

We also invest or trade in the securities of corporations and governments located in non-U.S. jurisdictions, including emerging markets. Revenues from the trading of non-U.S. securities may be subject to negative fluctuations as a result of the above factors. Furthermore, the impact of these fluctuations could be magnified because non-U.S. trading markets, particularly in emerging market countries, are generally smaller, less liquid and more volatile than U.S. trading markets.

We are subject to geopolitical risks, including acts or threats of terrorism, and actions taken by the U.S. or other governments in response and/or military conflicts, that could adversely affect business and economic conditions abroad as well as in the U.S.

Risk from Accounting Changes

Changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies could adversely affect our financial condition and results of operations.  Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and results of operations and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. If those assumptions, estimates or judgments were incorrectly made, we could be required to correct and restate prior period financial statements.

Accounting standard-setters and those who interpret the accounting standards (such as the Financial Accounting Standards Board, the SEC and our independent registered public accounting firm) may also amend or even reverse their previous interpretations or positions on how various standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in Merrill Lynch needing to revise and republish prior period financial statements. For a further discussion of some of our critical accounting policies and standards and recent accounting changes, see Note 1 to the Consolidated Financial Statements.

Risk of Being a Wholly-Owned Subsidiary

We are a direct wholly-owned subsidiary of Bank of America and therefore are subject to strategic decisions of Bank of America Corporation and affected by Bank of America’s performance.  We are fundamentally affected by our relationship with Bank of America. As a direct wholly-owned subsidiary of Bank of America, we are subject to a wide range of possible strategic decisions that Bank of America may make from time to time. Those strategic decisions could include the level and types of financing and other support made available to us by Bank of America. In addition, circumstances and events affecting Bank of America can significantly affect us. For example, the primary drivers of our credit ratings are Bank of America’s credit ratings, and when rating agencies take actions regarding Bank of America’s credit ratings and outlooks, they generally take the same actions with respect to our ratings and outlooks. Also, we have several borrowing arrangements and a globally coordinated funding strategy with Bank of America. Significant changes in Bank of America’s strategy or its relationship with us could have a material adverse effect on our business. Material adverse changes in the performance of Bank of America or its other subsidiaries could have a material adverse effect on our results of operations, financial condition and liquidity. We are indirectly exposed, therefore, to many of the risks to which Bank of America is directly exposed. Bank of America has not assumed or guaranteed the long-term debt that was issued or guaranteed by ML & Co. or its subsidiaries prior to the acquisition of Merrill Lynch by Bank of America.

As a wholly-owned subsidiary of Bank of America, a bank holding company that is also a financial holding company, we are subject to the oversight of, and inspection by, the Board of Governors of the Federal Reserve Board. If Bank of America does not comply with regulatory requirements applicable to banking institutions with respect to regulatory capital, capital ratios and liquidity and required increases in the foregoing, our liquidity would be adversely affected. In order to comply with such requirements, Bank of America may be required to liquidate company assets, among other actions. Our activities are limited to those that are permissible for Bank of America under applicable laws and regulations. As a financial holding company, Bank of America (directly or through its subsidiaries) may engage in activities that are “financial in nature.” Bank of America’s status as a financial holding company requires, among other conditions, that each of its subsidiary insured depository institutions be well-capitalized and well-managed. Failure to satisfy these conditions may result in the Federal Reserve Board limiting the activities of Bank of America, which thereby could restrict our current business activities, require divestiture of certain of our assets and operations or limit potential future strategic plans.

Item 1B.	Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our 2010 fiscal year relating to our periodic or current reports filed under the Securities Exchange Act of 1934.

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

Principal Facilities in the United States

Following our acquisition by Bank of America, we changed our principal executive offices from 4 World Financial Center, New York, New York, to the Bank of America Corporate Center in Charlotte, North Carolina, which is owned by one of Bank of America’s subsidiaries. In addition, some of our employees are located at Bank of America Tower at One Bryant Park in New York, New York. We lease portions of 4 World Financial Center (1,800,000 square feet) and 2 World Financial Center (2,500,000 square feet); both leases expire in 2013. One of our subsidiaries is a partner in the partnership that holds the ground lessee’s interest in 4 World Financial Center. As of December 31, 2010, we occupied the entire 4 World Financial Center (other than retail areas) and approximately 27% of 2 World Financial Center.

We own a 760,000 square foot building at 222 Broadway, New York and occupy 92% of this building. We also own 1,251,000 square feet of office space, 273,000 square feet of ancillary buildings in Hopewell, New Jersey and the underlying land upon which the Hopewell facilities are located. We also own a 600,000 square foot campus in Jacksonville, Florida, with four office buildings.

Principal Facilities Outside the United States

In London, we lease and occupy 100% of our 576,626 square foot London headquarters facility known as Bank of America Merrill Lynch Financial Centre; this lease expires in 2022. In addition, we lease approximately 305,086 square feet in other London locations with various terms, the longest of which lasts until 2020. We occupy 134,375 square feet of this space and have sublet the remainder. In Tokyo, we have leased 292,349 square feet until January 2014 for our Japan headquarters. Other leased facilities in the Pacific Rim are located in Hong Kong, Singapore, Seoul, South Korea, Mumbai and Chennai, India, and Sydney and Melbourne, Australia.

Item 3.	Legal Proceedings

Refer to Note 14 to the Consolidated Financial Statements in Part II, Item 8 for a discussion of litigation and regulatory matters.

Item 4.	Removed and Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

ML & Co. made no purchases of its common stock during the year ended December 31, 2010. There were 1,000 shares of ML & Co. common stock outstanding as of December 31, 2010, all of which were held by Bank of America Corporation.

Dividends Per Common Share

As of the date of this report, Bank of America is the sole holder of the outstanding common stock of ML & Co. There is no trading market for ML & Co. common stock. No cash dividends were declared or paid for the year ended December 31, 2010. In the year ended December 31, 2009, ML & Co. paid a cash dividend of $700 million to Bank of America. With the exception of regulatory restrictions on subsidiaries’ abilities to pay dividends, there were no restrictions on ML & Co.’s present ability to pay dividends on common stock, other than ML & Co.’s obligation to make payments on its junior subordinated debt related to trust preferred securities, and the governing provisions of Delaware General Corporation Law.

Securities Authorized for Issuance under Equity Compensation Plans

There are no equity securities of ML & Co. that are authorized for issuance under any equity compensation plans. Refer to Note 15 and Note 16 of the Consolidated Financial Statements for further information on employee benefit and equity compensation plans.

Item 6.	Selected Financial Data.

Not required pursuant to General Instruction I(2).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report on Form 10-K, the documents that it incorporates by reference and the documents into which it may be incorporated by reference may contain, and from time to time Merrill Lynch & Co., Inc. (“ML & Co. and, together with its subsidiaries, “Merrill Lynch,” the “Company,” the “Corporation,” “we,” “our” or “us”) and its management may make certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, “we,” “us” and “our” may refer to ML & Co. individually, ML & Co. and its subsidiaries, or certain of ML & Co.’s subsidiaries or affiliates. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “expects,” “anticipates,” “believes,” “estimates,” “targets,” “intends,” “plans,” “goal” and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.” The forward-looking statements made represent the current expectations, plans or forecasts of Merrill Lynch regarding its future results and revenues and future business and economic conditions more generally, including statements concerning: representations and warranties liabilities and range of possible loss estimates, expenses and repurchase claims and resolution of those claims; the potential assertion and impact of additional representation and warranties claims; the charge to income tax expense resulting from a reduction in the United Kingdom (“U.K.”) corporate income tax rate; credit trends and conditions, including credit losses, credit reserves, charge-offs, delinquency trends and nonperforming asset levels; liquidity; the revenue impact resulting from, and any mitigation actions taken in response to, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”), including the impact of the Volcker Rule and derivatives regulations; the impact of various legal proceedings discussed in Note 14 to the Consolidated Financial Statements; and other matters relating to Merrill Lynch. The foregoing is not an exclusive list of all forward-looking statements we make. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond control. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, including Item 1A. “Risk Factors”, and in any of ML & Co.’s subsequent Securities and Exchange Commission (“SEC”) filings: our ability to resolve any representations and warranties obligations with private-label securitization investors, whole-loan investors, monolines and the government-sponsored enterprises (“GSEs”); the adequacy of the liability and/or range of possible loss estimates for representations and warranties exposures to private-label securitization and other investors, monolines and the GSEs; negative economic conditions generally, including continued weakness in the U.S. housing market, high unemployment in the U.S., economic challenges in many non-U.S. countries in which we operate and sovereign debt challenges; the level and volatility of the capital markets, interest rates, currency values and other market indices; changes in consumer, investor and counterparty confidence in, and the related impact on, financial markets and institutions, including Merrill Lynch as well as its business partners; Merrill Lynch’s credit ratings; estimates of the fair value of certain of our assets and liabilities; legislative and regulatory actions in the U.S. (including the impact of the Financial Reform Act and related regulations and interpretations) and internationally; the identification and effectiveness of any initiatives to mitigate the negative impact of the Financial Reform Act; the impact of litigation and regulatory investigations, including costs, expenses, settlements and judgments as well as any collateral effects on our ability to conduct our business and access the capital markets; various monetary and fiscal policies and regulations of the U.S. and non-U.S. governments; changes in accounting standards, rules and interpretations (including new consolidation guidance), inaccurate estimates or assumptions in the application of accounting policies, including in determining reserves, applicable guidance regarding goodwill accounting and the impact on Merrill Lynch’s financial statements; increased globalization of the financial services industry and competition with other U.S. and international financial institutions; the adequacy of Merrill Lynch’s risk management framework; Merrill Lynch’s ability to attract new employees and retain and motivate existing employees; technology changes instituted by Merrill Lynch, its counterparties or competitors; Merrill Lynch’s ability to integrate with Bank of America; Merrill Lynch’s reputation, including the effects of continuing intense public and regulatory scrutiny of Merrill Lynch and the financial services sector; the effects of any unauthorized disclosures of our or our customers’ private or confidential information and any negative publicity directed toward Merrill Lynch; and decisions to downsize, sell or close units or otherwise change the business mix of Merrill Lynch.

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

Introduction

Merrill Lynch was formed in 1914 and became a publicly traded company on June 23, 1971. In 1973, the holding company ML & Co., a Delaware corporation, was created. Through its subsidiaries, ML & Co. is one of the world’s leading capital markets, advisory and wealth management companies. We are a leading global trader and underwriter of securities and derivatives across a broad range of asset classes, and we serve as a strategic advisor to corporations, governments, institutions and individuals worldwide. In addition, during the majority of 2010 we owned an approximately 34% economic interest in BlackRock, Inc. (“BlackRock”), one of the world’s largest publicly traded investment management companies with approximately $3.6 trillion in assets under management at December 31, 2010. In November 2010, we sold a portion of our investment in BlackRock, and as of December 31, 2010, we owned an approximately 7% economic interest in BlackRock. For further information on our investment in BlackRock, see “Executive Overview — Other Events.”

Bank of America Acquisition and Basis of Presentation

On January 1, 2009, Merrill Lynch was acquired by Bank of America Corporation (“Bank of America”) through the merger of a wholly-owned subsidiary of Bank of America with and into ML & Co., with ML & Co. continuing as the surviving corporation and a wholly-owned subsidiary of Bank of America. Upon completion of the acquisition, each outstanding share of ML & Co. common stock was converted into 0.8595 shares of Bank of America common stock. As of the completion of the acquisition, ML & Co. Series 1 through Series 8 preferred stock were converted into Bank of America preferred stock with substantially identical terms to the corresponding series of Merrill Lynch preferred stock (except for additional voting rights provided to the Bank of America preferred stock). The Merrill Lynch 9.00% Mandatory Convertible Non-Cumulative Preferred Stock, Series 2, and 9.00% Mandatory Convertible Non-Cumulative Preferred Stock, Series 3, that were outstanding immediately prior to the completion of the acquisition remained issued and outstanding subsequent to the acquisition. On October 15, 2010, all of the mandatory convertible non-cumulative preferred stock was automatically converted into Bank of America common stock in accordance with the terms of the securities. See also “Executive Overview — Other Events - Preferred Stock Conversion.”

Bank of America’s cost of acquiring Merrill Lynch was pushed down to form a new accounting basis for Merrill Lynch. Accordingly, the Consolidated Financial Statements appearing in Part II, Item 8 of this Form 10-K are presented for Merrill Lynch for periods occurring prior to the acquisition by Bank of America (the “Predecessor Company”) and subsequent to the January 1, 2009 acquisition (the “Successor Company”). The Predecessor Company and Successor Company periods have been separated by a vertical line on the face of the Consolidated Financial Statements to highlight the fact that the financial information for such periods has been prepared under two different cost bases of accounting.

In addition, as discussed below, on November 1, 2010, Banc of America Securities Holdings Corporation (“BASH”), a wholly-owned subsidiary of Bank of America, merged into ML & Co., with ML & Co. as the surviving corporation (the “BASH Merger”). In accordance with Accounting Standards Codification (“ASC”) 805-10, Business Combinations, Merrill Lynch’s Consolidated

Financial Statements appearing in Part II, Item 8 of this Form 10-K include the historical results of BASH and subsidiaries as if the BASH Merger had occurred as of January 1, 2009, the date at which both entities were first under common control of Bank of America. Merrill Lynch has recorded the assets and liabilities acquired in connection with the BASH Merger at their historical carrying values.

Merger with BASH

On November 1, 2010, ML & Co. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BASH and the BASH Merger was completed. In addition, as a result of the BASH Merger, Banc of America Securities LLC (“BAS”), a wholly-owned broker-dealer subsidiary of BASH, became a wholly-owned broker-dealer subsidiary of ML & Co. Pursuant to the Merger Agreement, all of the issued and outstanding capital stock of ML & Co. remained outstanding and all of the issued and outstanding capital stock of BASH was cancelled, with no consideration paid with respect thereto. Subsequently, BAS was merged into Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned broker-dealer subsidiary of ML & Co., with MLPF&S as the surviving corporation in this merger (the “MLPF&S Merger”). As a result of the MLPF&S Merger, all of the issued and outstanding capital stock of MLPF&S remained outstanding and all of the issued and outstanding membership interests of BAS were cancelled with no consideration paid with respect thereto. In addition, as a result of the MLPF&S Merger, MLPF&S remained a direct wholly-owned broker-dealer subsidiary of ML & Co. and an indirect wholly-owned broker-dealer subsidiary of Bank of America.

Business Segments

Pursuant to ASC 280, Segment Reporting, operating segments represent components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. Based upon how the chief operating decision maker of Merrill Lynch reviews our results, it was determined that Merrill Lynch does not contain any identifiable operating segments. As a result, the financial information of Merrill Lynch is presented as a single segment.

Form 10-K Presentation

As a result of the acquisition of Merrill Lynch by Bank of America, certain information is not required in this Form 10-K as permitted by General Instruction I(2) of Form 10-K. We have also abbreviated Management’s Discussion and Analysis of Financial Condition and Results of Operations as permitted by General Instruction I(2).

Executive Overview

Company Results

We reported net earnings for the year ended December 31, 2010 of $3.8 billion compared with $7.3 billion in the year ended December 31, 2009. Revenues, net of interest expense (“net revenues”) for 2010 were $27.9 billion compared with net revenues of $29.5 billion in 2009. Pre-tax earnings were $3.9 billion in 2010 as compared with $8.0 billion for 2009.

The decrease in net revenues for the year ended December 31, 2010 included the impact of lower revenues from trading activities as compared with the prior year. The results for the year ended December 31, 2010 also reflected the absence of revenues from Merrill Lynch Bank USA (“MLBUSA”) and Merrill Lynch Bank & Trust Co., FSB (“MLBT-FSB”), which were sold to Bank of America during the third and fourth quarters of 2009, respectively. In addition, net revenues in 2009 included a pre-tax gain of $1.1 billion associated with our investment in BlackRock (see “Other Events — BlackRock Investment”). These declines in net revenues were partially offset by a $5.1 billion reduction in net losses associated with the valuation of certain of our long-term debt liabilities. During the year ended December 31, 2010, we recorded net losses of $0.1 billion due to the impact of the narrowing of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities, primarily structured notes, as compared with net losses from such long-term debt liabilities of $5.2 billion recorded in the year ended December 31, 2009. Higher compensation and benefits and other non-interest expenses also contributed to the decline in net earnings in the year ended December 31, 2010.

Our net earnings applicable to our common shareholder for the year ended December 31, 2010 were $3.6 billion as compared with $7.2 billion in the year ended December 31, 2009.

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

Sale of U.S. Banks to Bank of America

During 2009, Merrill Lynch sold MLBUSA and MLBT-FSB to a subsidiary of Bank of America. In both transactions, Merrill Lynch sold the shares of the respective entity to Bank of America. The sale price of each entity was equal to its net book value as of the date of transfer. Consideration for the sale of MLBUSA was in the form of an $8.9 billion floating rate demand note payable from Bank of America to Merrill Lynch, while MLBT-FSB was sold for cash of approximately $4.4 billion. The demand note received by Merrill Lynch in connection with the MLBUSA sale had a stated market interest rate at the time of sale.

The MLBUSA sale was completed on July 1, 2009, and the sale of MLBT-FSB was completed on November 2, 2009. After each sale was completed, MLBUSA and MLBT-FSB were merged into Bank of America, N.A., a subsidiary of Bank of America.

Acquisition of Banc of America Investment Services, Inc. (“BAI”) from Bank of America

In October 2009, Bank of America contributed the shares of BAI, one of its wholly-owned broker-dealer subsidiaries, to ML & Co. Subsequent to the transfer, BAI was merged into MLPF&S. In accordance with ASC 805-10, Business Combinations, Merrill Lynch’s Consolidated Financial Statements include the results of BAI as if the contribution from Bank of America had occurred on January 1, 2009, the date at which both entities were first under common control of Bank of America. Refer to Note 2 to the Consolidated Financial Statements for further information.

Merger with BASH

See “Introduction — Merger with BASH” for further information on this transaction.

Other Transactions

Merrill Lynch has entered into various other transactions with Bank of America, primarily in connection with certain sales and trading and financing activities. Total net revenues and non-interest expenses related to transactions with Bank of America for the year ended December 31, 2010 were $906 million and $679 million, respectively, and were $1.5 billion and $689 million, respectively, for the year ended December 31, 2009. Net revenues for the year ended December 31, 2010 included a realized gain of approximately $280 million from the sale of approximately $11 billion of available-for-sale securities to Bank of America. In addition, as discussed below, 2010’s net revenues included a gain of approximately $600 million from the sale of Bloomberg Inc. notes to Bank of America. See Note 2 to the Consolidated Financial Statements for further information.

Sale of Bloomberg Inc. Notes

In July 2008, Merrill Lynch sold its 20% ownership stake in Bloomberg, L.P. to Bloomberg Inc. A portion of the consideration we received was notes issued by Bloomberg Inc., the general partner and owner of substantially all of Bloomberg, L.P. The notes represent senior unsecured obligations of Bloomberg Inc. In December 2010, Merrill Lynch sold the Bloomberg Inc. notes to a subsidiary of Bank of America at fair value. As a result of the sale, we recorded a gain of approximately $600 million, which is included within Other revenues in the Consolidated Statement of Earnings/(Loss) for the year ended December 31, 2010.

Other Events

BlackRock Investment

On December 1, 2009, BlackRock completed its purchase of Barclays Global Investors from Barclays, Plc. This acquisition had the effect of diluting our ownership interest in BlackRock, which for accounting purposes was treated as a sale of a portion of our ownership interest. As a result, upon the closing of this transaction, we recorded an adjustment to our investment in BlackRock, which resulted in a pre-tax gain of $1.1 billion. This gain is included within Earnings from equity method investments in the Consolidated Statement of Earnings/(Loss) for the year ended December 31, 2009. In addition, as a result of this transaction, our economic interest in BlackRock was reduced from approximately 50% to approximately 34%.

On November 15, 2010, Merrill Lynch completed the sale of 51.2 million shares of BlackRock. The net proceeds to Merrill Lynch from the sale of these shares, after underwriting discounts and before offering expenses payable by Merrill Lynch, were approximately $8.2 billion. As a result of the sale, Merrill Lynch does not own any shares of BlackRock common stock and continues to own shares of BlackRock Series B Preferred Stock, resulting in a reduction of our economic interest in BlackRock from approximately 34% to approximately 7%. Merrill Lynch recorded a pre-tax gain of approximately $90 million from this transaction, which is included within Earnings from equity method investments in the Consolidated Statement of Earnings/(Loss) for the year ended December 31, 2010. See Note 8 to the Consolidated Financial Statements for further information.

U.K. Bank Levy and Corporate Tax Rate Reduction

On June 22, 2010, the government of the U.K. announced that it intended to introduce an annual bank levy. Beginning in 2011, the bank levy will be payable on the consolidated liabilities, subject to certain exclusions and offsets, of U.K. group companies and U.K. branches of foreign banking groups as of each year end balance sheet date. As currently proposed, the bank levy rate for 2011 and future years will be 0.075 percent per annum for certain short-term liabilities with a rate of 0.0375 percent per annum for longer maturity liabilities and certain deposits. The legislation is expected to be enacted in the third quarter of 2011. We currently estimate that the cost of the U.K. bank levy will be approximately $100 million annually beginning in 2011.

On July 27, 2010, the U.K. government enacted a law change reducing the corporate income tax rate by one percent effective for the 2011 U.K. tax fiscal year beginning on April 1, 2011. See “Results of Operations” for further information.

Preferred Stock Conversion

On October 15, 2010, all of ML & Co.’s outstanding Series 2 and Series 3 Mandatory Convertible Non-Cumulative Preferred Stock automatically converted into Bank of America common stock in accordance with the terms of those securities. Immediately upon conversion, dividends on such shares of preferred stock ceased to accrue, the rights of holders of such preferred stock ceased, and the persons entitled to receive the shares of Bank of America common stock were treated for all purposes as having become the record and beneficial owners of shares of Bank of America common stock. See Note 13 to the Consolidated Financial Statements for further information.

Financial Reform Act

On July 21, 2010, the Financial Reform Act was signed into law. The Financial Reform Act enacts sweeping financial regulatory reform and will alter the way in which we conduct certain businesses, increase our costs and reduce our revenues.

Background

Provisions in the Financial Reform Act limit banking organizations from engaging in proprietary trading and certain investment activity regarding hedge funds and private equity funds. The Financial Reform Act increases regulation of the derivative markets. The Financial Reform Act also provides for resolution authority to establish a process to unwind large systemically important financial companies; creates a new regulatory body to set requirements regarding the terms and conditions of consumer financial products and expands the role of state regulators in enforcing consumer protection requirements over banks; includes new minimum leverage and risk-based capital requirements for large financial institutions; and requires securitizers to retain a portion of the risk that would otherwise be transferred to investors in certain securitization transactions. Many of these provisions have begun to be phased-in or will be phased-in over the next several months or years and will be subject both to further rulemaking and the discretion of applicable regulatory bodies. The Financial Reform Act may have a significant and negative impact on our earnings through reduced revenues, higher costs and new restrictions, and by reducing available capital. The ultimate impact of the Financial Reform Act on our businesses and results of operations will depend on regulatory interpretation and rulemaking, as well as the success of any of our actions to mitigate the negative earnings impact of certain provisions.

Limitations on Certain Activities

We anticipate that the final regulations associated with the Financial Reform Act will include limitations on certain activities, including limitations on the use of certain financial institutions’ own capital for proprietary trading and sponsorship or investment in hedge funds and private equity funds (the “Volcker Rule”). Regulations implementing the Volcker Rule are required to be in place by October 21, 2011, and the Volcker Rule becomes effective twelve months after such rules are final or on July 21, 2012, whichever is earlier. The Volcker Rule then gives certain financial institutions two years from the effective date (with opportunities for additional extensions) to bring activities and investments into conformance. In anticipation of the adoption of the final regulations, we have begun winding down our proprietary trading line of business. The ultimate impact of the Volcker Rule or the winding down of this business, and the time it will take to comply or complete, continues to remain uncertain. The final regulations issued may impose additional operational and compliance costs on us.

Derivatives

The Financial Reform Act includes measures to broaden the scope of derivative instruments subject to regulation by requiring clearing and exchange trading of certain derivatives, imposing new capital and margin requirements for certain market participants and imposing position limits on certain over-the-counter derivatives. The Financial Reform Act grants the U.S. Commodity Futures Trading Commission (the “CFTC”) and the SEC substantial new authority and requires numerous rulemakings by these agencies. Generally, the CFTC and SEC have until July 16, 2011 to promulgate the rulemakings necessary to implement these regulations. The ultimate impact of these derivatives regulations, and the time it will take to comply, continues to remain uncertain. The final regulations will impose additional operational and compliance costs on us and may require us to restructure certain businesses and negatively impact our revenues and results of operations.

Results Of Operations

(dollars in millions, except per share amounts)
			% Change between the
			Year Ended
	For the Year Ended	For the Year Ended	December 31, 2010 and the Year
	December 31, 2010	December 31, 2009	Ended December 31, 2009

Revenues
Principal transactions	$7,074	$5,121	38%
Commissions	5,760	6,008	(4)
Managed account and other fee-based revenues	4,516	4,317	5
Investment banking	5,313	5,558	(4)
Earnings from equity method investments	898	1,679	(47)
Other revenues(1)	4,628	3,401	36

Subtotal	28,189	26,084	8
Interest and dividend revenues	9,303	15,476	(40)
Less interest expense	9,621	12,041	(20)

Net interest (expense)/income	(318)	3,435	N/M

Revenues, net of interest expense	27,871	29,519	(6)

Non-interest expenses:
Compensation and benefits	15,069	13,333	13
Communications and technology	1,993	2,015	(1)
Occupancy and related depreciation	1,395	1,316	6
Brokerage, clearing, and exchange fees	1,022	1,087	(6)
Advertising and market development	444	396	12
Professional fees	986	769	28
Office supplies and postage	157	173	(9)
Other	2,882	2,441	18

Total non-interest expenses	23,948	21,530	11

Pre-tax earnings	3,923	7,989	(51)
Income tax expense	147	649	(77)

Net earnings	$3,776	$7,340	(49)

Preferred stock dividends	134	153	(12)

Net earnings applicable to common stockholder	$3,642	$7,187	(49)

(1)	Amounts include other income and other-than-temporary impairment losses on available-for-sale debt securities. The other-than-temporary impairment losses were $172 million and $656 million for the years ended December 31, 2010 and 2009, respectively.
N/M = Not meaningful.

Consolidated Results of Operations

Our net earnings for the year ended December 31, 2010 were $3.8 billion compared with $7.3 billion for the year ended December 31, 2009. Net revenues for the year ended December 31, 2010 were $27.9 billion compared with $29.5 billion for the year ended December 31, 2009.

Year Ended December 31, 2010 Compared With Year Ended December 31, 2009

Principal transactions revenues include both realized and unrealized gains and losses on trading assets and trading liabilities and investment securities classified as trading. Principal transactions revenues were $7.1 billion for the year ended December 31, 2010 compared with $5.1 billion for the year ended December 31, 2009. The increase in principal transactions revenues primarily reflected a $5.1 billion reduction in net losses associated with the valuation of certain of our long-term debt liabilities. During the year ended December 31, 2010, we recorded net losses of $0.1 billion due to the impact of the narrowing of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities, primarily structured notes, as compared with net losses from such long-term debt liabilities of $5.2 billion recorded in the year ended December 31, 2009. This increase in principal transactions revenues was partially offset by a decline in trading revenues as compared with the prior year across most of our businesses. During 2010, market conditions were affected by continued uncertainty about global economic conditions, including concerns regarding the ongoing U.S. economic recovery and the level of U.S. unemployment, the European sovereign debt crisis, and increasing fears of inflation in certain emerging markets. The potential implications of regulatory developments, including the Financial Reform Act, also increased market uncertainty. Such conditions contributed to greater risk aversion, which negatively impacted the level of transaction activity during the year. Principal transactions revenues from our credit products business declined in the year ended December 31, 2010, reflecting less favorable market conditions as compared with the prior year. In the year ended December 31, 2009, revenues from credit products benefited from a significant tightening of credit spreads that occurred during that period. The decline in revenues from rates and currency products also reflected less favorable market conditions, as well as reduced client transaction volumes. Commodities revenues declined primarily due to lower revenues from natural gas and power products. The decline in equity trading revenues reflected lower revenues from both derivative and cash equity products, partially offset by higher revenues from our equity financing and services business. These declines in trading revenues were partially offset by higher revenues from our mortgage product business, as the prior year included net write-downs on certain mortgage exposures, including credit valuation adjustments related to financial guarantors.

Net interest (expense) / income is a function of (i) the level and mix of total assets and liabilities, including trading assets owned, deposits, financing and lending transactions, and trading strategies associated with our businesses, and (ii) the prevailing level, term structure and volatility of interest rates. Net interest (expense) / income is an integral component of trading activity. In assessing the profitability of our client facilitation and trading activities, we view principal transactions and net interest (expense) / income in the aggregate as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause the mix of principal transactions and net interest (expense) / income to fluctuate from period to period. Net interest expense was $318 million for the year ended December 31, 2010 as compared with net interest revenue of $3.4 billion for the year ended December 31, 2009. The decline in net interest revenues in 2010 included the impact from the absence of net interest revenues from MLBUSA and MLBT-FSB, which were sold to Bank of America during the third and fourth quarters of 2009, respectively.

Commissions revenues primarily arise from agency transactions in listed and over-the-counter (“OTC”) equity securities and commodities and options. Commissions revenues also include distribution fees for promoting and distributing mutual funds. Commissions revenues were $5.8 billion for the year ended December 31, 2010, down 4% from the $6.0 billion of revenues recorded in the prior year. The decline included lower revenues from our global equities business. In addition, commissions for the year ended December 31, 2009 included revenues associated with the issuance of equity securities by Bank of America.

Managed account and other fee-based revenues primarily consist of asset-priced portfolio service fees earned from the administration of separately managed and other investment accounts for retail investors, annual account fees, and certain other account-related fees. Managed account and other fee-based revenues were $4.5 billion for the year ended December 31, 2010, an increase of 5% from the $4.3 billion of revenues recorded in the prior year. The increase was primarily driven by higher fee-based revenues from our global wealth management activities, reflecting a higher level of fee-based assets from which such revenues are generated as compared with the prior year. The increase in fee-based assets was primarily due to increased client flows and market appreciation. This increase was partially offset by the absence of servicing and other fees associated with MLBUSA and MLBT-FSB, which were sold to Bank of America during 2009.

Investment banking revenues include (i) origination revenues representing fees earned from the underwriting of debt, equity and equity-linked securities, as well as loan syndication and commitment fees and (ii) advisory services revenues including merger and acquisition and other investment banking advisory fees. Investment banking revenues were $5.3 billion for the year ended December 31, 2010, a decrease of 4% from the $5.6 billion recorded in the prior year. Underwriting revenues decreased 3% to $4.3 billion. Equity underwriting revenues were $1.5 billion in the year ended December 31, 2010 as compared with $1.9 billion in the prior year, a decrease of 23% due to a lower level of transaction activity. Fixed income underwriting revenues were $2.8 billion in the year ended December 31, 2010 as compared with $2.5 billion in the prior year, an increase of 13% driven by higher revenues within leveraged finance. Revenues from advisory services declined 10% to $1.0 billion, reflecting lower revenues from merger and acquisition activity as compared with the prior year.

Earnings from equity method investments include our pro rata share of income and losses associated with investments accounted for under the equity method of accounting. Earnings from equity method investments were $898 million for the year ended December 31, 2010 compared with $1.7 billion for the year ended December 31, 2009. The results for 2009 included a $1.1 billion pre-tax gain associated with our investment in BlackRock, which resulted from BlackRock’s acquisition of Barclays Global Investors. Excluding this gain, earnings from equity method investments increased approximately $300 million in 2010. This increase primarily reflected higher revenues from our investment in BlackRock, including a pre-tax gain of approximately $90 million associated with the November 2010 sale of a portion of the investment. Higher revenues from certain other investments, including partnerships and alternative investment management companies, also contributed to the increase. Refer to Note 8 to the Consolidated Financial Statements for further information on equity method investments.

Other revenues include gains and losses on investment securities, including certain available-for-sale securities, gains and losses on private equity investments, and gains and losses on loans and other miscellaneous items. Other revenues were $4.6 billion for the year ended December 31, 2010 compared with $3.4 billion in the prior year. The increase in 2010 included a gain of approximately $600 million associated with the sale of Bloomberg Inc. notes to Bank of America. The increase in other revenues in 2010 was also associated with higher revenues from available-for-sale securities, including lower other-than-temporary impairment losses, and higher net revenues from certain private equity investments. These increases were partially offset by the absence of revenues from MLBUSA and MLBT-FSB, which were sold to Bank of America during 2009.

Compensation and benefits expenses were $15.1 billion for the year ended December 31, 2010 and $13.3 billion in the prior year period. The increase primarily reflected higher compensation and benefits costs, which included the impact of increased headcount levels from investments in infrastructure and personnel associated with further development of the business, as well as the recognition of expense on proportionally larger prior year incentive deferrals. Higher expenses associated with stock-based compensation awards to retirement-eligible employees and a one-time employer payroll tax in the U.K. discussed below also contributed to the increase. These increases were partially offset by lower incentive-based compensation expense, lower severance costs, and the absence of compensation costs associated with MLBUSA and MLBT-FSB, which were sold to Bank of America during 2009.

On April 8, 2010, the U.K. enacted into law a one-time employer payroll tax of 50% on bonuses awarded to employees of applicable banking entities between December 9, 2009 and April 5, 2010. The impact of this tax was approximately $330 million and was included in our compensation and benefits expense for the year ended December 31, 2010.

Non-compensation expenses were $8.9 billion for the year ended December 31, 2010 and $8.2 billion in the year ended December 31, 2009. Advertising and market development costs were $444 million,

an increase of 12% primarily due to higher travel and entertainment expenses. Professional fees were $986 million, an increase of 28% primarily due to higher employee recruitment, legal and other professional fees. Other expenses were $2.9 billion, an increase of 18% from the prior year. The increase reflected higher litigation-related expenses, higher intercompany service fees from Bank of America, and losses of approximately $190 million associated with a real estate private equity fund that we deconsolidated during the fourth quarter of 2010.

Included within Merrill Lynch’s non-interest expenses are intercompany service fees from Bank of America. Beginning in 2011, Bank of America and Merrill Lynch integrated their methodologies for allocating expenses associated with shared services to their subsidiaries. As a result of this integration, Merrill Lynch is likely to incur a higher level of intercompany service fees from Bank of America in future periods.

Income tax expense was $147 million for the year ended December 31, 2010 compared with an expense of $649 million for 2009, resulting in effective tax rates of 3.8% and 8.1%, respectively. The decrease in the effective tax rate as compared with 2009 was primarily attributable to a proportionately higher impact of net tax benefits due to the lower level of pre-tax income as well as a release of a larger portion of a valuation allowance provided for a U.S. federal capital loss carryforward tax benefit. The decrease was partially offset by a charge for the U.K. statutory tax rate reduction referred to below and by a lower level of tax benefit items during 2010, such as the absence of the 2009 benefit of loss on certain foreign subsidiary stock and a smaller portion of income earned in foreign subsidiaries. During 2010, the Bank of America group, of which Merrill Lynch is a member, recognized capital gains from the sale of certain investment assets against which a portion of Merrill Lynch’s U.S. capital loss carryforward was utilized, resulting in a $1.7 billion valuation allowance release for Merrill Lynch.

On July 27, 2010, the U.K. government enacted a law change reducing the corporate income tax rate by one percent effective for the 2011 U.K. tax financial year beginning on April 1, 2011. While this rate reduction favorably affects income tax expense on future U.K. earnings, it also required us to remeasure our U.K. net deferred tax assets using the lower tax rate, which resulted in a charge to income tax expense of $386 million during 2010. A future rate reduction of one percent per year is generally expected to be enacted in each of 2011, 2012 and 2013, which would result in a similar charge to income tax expense of nearly $400 million during each of the three years. The U.K. Treasury has asked for taxpayer views on whether they should, as an alternative, enact the full remaining three percent reduction entirely during 2011, which would accelerate the estimated charges into 2011 for a total of approximately $1.1 billion.

For further information on income taxes, see Note 17 to the Consolidated Financial Statements.

Off-Balance Sheet Exposures

As a part of our normal operations, we enter into various off-balance sheet arrangements that may require future payments. The table and discussion below outline our significant off-balance sheet arrangements, as well as their future expirations, as of December 31, 2010. Refer to Note 14 to the Consolidated Financial Statements for further information.

(dollars in millions)
	Expiration
	Maximum	Less than	1 - 3	3 - 5	Over 5	Carrying
	Payout	1 Year	Years	Years	Years	Value

Standby liquidity facilities	$1,309	$687	$601	$-	$21	$-
Residual value guarantees	415	95	320	-	-	1
Standby letters of credit and other guarantees	1,119	378	301	16	424	-

Standby Liquidity Facilities

Standby liquidity facilities are primarily comprised of liquidity facilities provided to certain unconsolidated municipal bond securitization variable interest entities (“VIEs”). In these arrangements, Merrill Lynch is required to fund these standby liquidity facilities if certain contingent events take place (e.g., a failed remarketing) and in certain cases if the fair value of the assets held by the VIE declines below the stated amount of the liquidity obligation. The potential exposure under the facilities is mitigated by economic hedges and/or other contractual arrangements entered into by Merrill Lynch. Based upon historical activity, it is considered remote that future payments would need to be made under these guarantees. Refer to Note 9 to the Consolidated Financial Statements for further information.

Auction Rate Security (“ARS”) Guarantees

Under the terms of Merrill Lynch’s announced purchase program as augmented by the global agreement reached with the New York Attorney General, the SEC, the Massachusetts Securities Division and other state securities regulators, Merrill Lynch agreed to purchase ARS at par from its retail clients, including individual, not-for-profit, and small business clients, beginning in 2008. The final date of the ARS purchase program was January 15, 2010. At December 31, 2009, a liability of $24 million was recorded related to these guarantees. No liability was recorded as of December 31, 2010.

Residual Value Guarantees

At December 31, 2010, residual value guarantees of $415 million consist of amounts associated with certain power plant facilities. Payments under these guarantees would only be required if the fair value of such assets declined below their guaranteed value. As of December 31, 2010, no payments have been made under these guarantees and the carrying value of the associated liabilities was not material, as Merrill Lynch believes that the estimated fair value of such assets was in excess of their guaranteed value.

Standby Letters of Credit

At December 31, 2010, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $0.7 billion.

Representations and Warranties

In prior years, Merrill Lynch and certain of its subsidiaries, including First Franklin Financial Corporation (“First Franklin”), sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations or in the form of whole loans. Many of the loans sold in the form of whole loans were subsequently pooled with other mortgages into private-label securitizations issued or sponsored by the third-party buyer of the whole loans. In addition, Merrill Lynch and First Franklin securitized first-lien residential mortgage loans generally in the form of mortgage-backed securities guaranteed by the GSEs. In connection with these transactions, Merrill Lynch and certain of its subsidiaries made various representations and warranties (these representations and warranties are not included in the table above). These representations and warranties, as governed by the agreements, related to, among other things, the ownership of the loan, the validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, the process used to select the loan for inclusion in a transaction, the loan’s compliance with any applicable loan criteria, including underwriting standards, and the loan’s compliance with applicable federal, state and local laws. Breaches of these representations and warranties may result in the requirement that we repurchase mortgage loans or otherwise make whole or provide other remedy to a whole loan buyer or securitization trust (collectively, repurchase claims). Where the loans are originated and sold by third parties, Merrill Lynch’s losses may be reduced by any recourse to the original sellers of the loans for representations and warranties previously provided by the original seller. Subject to the requirements and limitations of the applicable agreements, these representations and warranties can be enforced by the securitization trustee or whole loan buyer as governed by the agreements or, in certain securitizations where monolines have insured all or some of the related bonds issued, by the insurer at any time over the life of the loan.

The fair value of probable losses to be absorbed under the representations and warranties obligations and the guarantees is recorded as an accrued liability when the loans are sold. The liability for probable losses is updated by accruing a representations and warranties provision in the Consolidated Statement of Earnings/(Loss). This is done throughout the life of the loan as necessary when additional relevant information becomes available. The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, which include, depending on the counterparty, actual defaults, estimated future defaults, historical loss experience, estimated home prices, estimated probability that a repurchase request will be received, number of payments made by the borrower prior to default and estimated probability that a loan will be required to be repurchased. Changes to any one of these factors could significantly impact the estimate of our liability. Given that these factors vary by counterparty, Merrill Lynch analyzes its representations and warranties obligations based on the specific party with whom the sale was made. Merrill Lynch performs a loan by loan review of all properly presented repurchase claims and has and will continue to contest such demands that Merrill Lynch does not believe are valid. In addition, Merrill Lynch may reach a bulk settlement with a counterparty (in lieu of the loan-by-loan review process), on terms determined to be advantageous to Merrill Lynch.

The liability for representations and warranties recorded at December 31, 2010 and December 31, 2009 was $213 million and $378 million, respectively. The table below presents a roll forward of the liability for representations and warranties and corporate guarantees:

(dollars in millions)

Beginning balance as of December 31, 2009	$378
Charge-offs	(45)
Provision	(120)

Ending balance as of December 31, 2010	$213

The liability for representations and warranties has been established when those obligations are both probable and reasonably estimable. Although experience with non-GSE claims remains limited, Merrill Lynch expects additional activity in this area going forward and the volume of repurchase claims from monolines, whole loan buyers and investors in private-label securitizations could increase in the future. The representations and warranties provision may vary significantly each period as the methodology used to estimate the expense continues to be refined based on the level and type of repurchase claims presented, defects identified, the latest experience gained on repurchase claims and other relevant facts and circumstances, which could have a material adverse impact on our earnings for any particular period.

It is reasonably possible that future losses may occur and Merrill Lynch’s estimate is that the upper range of possible loss related to non-GSE sales could be $1 billion to $2 billion over existing accruals. This estimate does not represent a probable loss, is based on currently available information, significant judgment, and a number of assumptions that are subject to change. Future provisions and possible loss or range of possible loss may be impacted if actual results are different from our assumptions regarding economic conditions, home prices and other matters and may vary by counterparty. We expect that the resolution of the repurchase claims process with the non-GSE counterparties will likely be a protracted process, and we will vigorously contest any request for repurchase if we conclude that a valid basis for a repurchase claim does not exist.

As presented in the table below, Merrill Lynch, including First Franklin, sold loans originated from 2004 to 2008 (primarily subprime and alt-A) with a total original principal balance in the amount of approximately $133 billion through securitizations or whole loan sales that were subject to representations and warranties liabilities, of which approximately $62 billion has been paid, $29 billion has defaulted and $42 billion remains outstanding as of December 31, 2010.

As it relates to private investors, including those who have invested in private-label securitizations, a contractual liability to repurchase mortgage loans generally arises only if counterparties prove that there is a breach of the representations and warranties that materially and adversely affects the interest of the investor or all investors in a securitization trust, or that there is a breach of other standards established by the terms of the related sale agreement. We believe that the longer a loan performs, the less likely an underwriting representations and warranties breach would have had a material impact on the loan’s performance or that a breach even exists. Because the majority of the borrowers in this population would have made a significant number of payments if they are not yet 180 days or more delinquent, we believe that the principal balance at the greatest risk of repurchase requests in this population are those that have defaulted and those that are currently 180 days or more past due (severely delinquent). Additionally, the obligation to repurchase mortgage loans also requires that counterparties have the contractual right to demand repurchase of the loans. We believe private label securitization investors must generally aggregate 25% of the voting interests in each of the tranches of a particular securitization to instruct the securitization trustee to investigate potential repurchase claims. While a securitization trustee may elect to investigate or demand repurchase of loans on its own, individual investors typically have limited rights under the contracts to present repurchase claims directly.

The following table presents the population of loans sold as whole loans or in securitizations originated from 2004 to 2008, by entity, together with the principal at risk summarized by the number of payments the borrower made prior to default or becoming severely delinquent.

(dollars in billions)
	Principal Balance					Principal at Risk
		Outstanding	Outstanding			Borrower			Borrower
	Original	Principal	Principal	Defaulted		Made Less	Borrower	Borrower	Made More
	Principal	Balance	Balance	Principal	Principal	than 13	Made 13 to	Made 25 to	Than 36
Entity	Balance	December 31, 2010	Over 180 Days	Balance	at Risk	Payments	24 Payments	36 Payments	Payments

Merrill Lynch (excluding First Franklin)	$50	$19	$7	$10	$17	$3	$4	$3	$7
First Franklin	83	23	7	19	26	4	6	4	12

Total	$133	$42	$14	$29	$43	$7	$10	$7	$19

As presented in the table below, during the twelve months ended December 31, 2010, $68 million of repurchase claims were resolved through repurchase or indemnification payments to the investor or securitization trust for losses that they incurred, compared with $72 million for the year ended December 31, 2009. During 2010 and 2009, Merrill Lynch paid $59 million and $52 million, respectively, to resolve these claims, resulting in a loss on the related loans at the time of repurchase or reimbursement of $50 million in 2010 and $43 million in 2009. The amount of loss for loan repurchases is reduced by the fair value of the underlying loan collateral.

Loan Repurchase and Indemnification Payments

(dollars in millions)
	Year Ended			Year Ended
	December 31, 2010			December 31, 2009
	Unpaid			Unpaid
	Principal			Principal
	Balance	Cash Paid	Loss	Balance	Cash Paid	Loss

First Lien
Repurchases	$11	$14	$5	$12	$12	$3
Indemnification Payments	46	33	33	60	40	40

Total First Lien	57	47	38	72	52	43

Home Equity
Indemnification Payments	11	12	12	-	-	-

Total Home equity	11	12	12	-	-	-

Total First Lien and Home Equity	$68	$59	$50	$72	$52	$43

At December 31, 2010, the unpaid principal balance of loans related to outstanding claims was approximately $624 million, including $538 million in repurchase claims that have been reviewed where it is believed a valid defect has not been identified that would constitute an actionable breach of representations and warranties and $87 million in repurchase requests that are in the process of review. The table below presents outstanding claims by counterparty as of December 31, 2010 and December 31, 2009:

Outstanding Claims by Counterparty

(dollars in millions)
	2010	2009

GSEs	$59	$35
Monoline	48	41
Others(1)	517	651

Total	$624	$727

(1)	The majority of these repurchase claims are from whole loan buyers on subprime loans.

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

Involvement with VIEs

We transact with VIEs in a variety of capacities, including those that we help establish as well as those initially established by third parties. We utilize VIEs in the ordinary course of business to support our own and our customers’ financing and investing needs. Merrill Lynch securitizes loans and debt securities using VIEs as a source of funding and a means of transferring the economic risk of the loans or debt securities to third parties. We also administer, structure or invest in or enter into derivatives with other VIEs, including multi-seller conduits, municipal bond trusts, collateralized debt obligations

(“CDOs”) and other entities, as described in more detail below. Our involvement with VIEs can vary and we are required to continuously reassess prior consolidation and disclosure conclusions. Refer to Note 1 to the Consolidated Financial Statements for a discussion of our consolidation accounting policy. Types of VIEs with which we have historically transacted include:

•	Municipal bond securitization VIEs: VIEs that issue medium-term paper, purchase municipal bonds as collateral and purchase a guarantee to enhance the creditworthiness of the collateral.

•	Asset-backed securities VIEs: VIEs that issue different classes of debt, from super senior to subordinated, and equity and purchase assets as collateral, including residential mortgages, commercial mortgages, auto leases and credit card receivables.

•	CDOs: VIEs that issue different classes of debt, from super senior to subordinated, and equity and purchase securities, including asset-backed securities collateralized by residential mortgages, commercial mortgages, auto leases and credit card receivables as well as corporate bonds.

•	Synthetic CDOs: VIEs that issue different classes of debt, from super senior to subordinated, and equity, purchase high-grade assets as collateral and enter into a portfolio of credit default swaps to synthetically create the credit risk of the issued debt.

•	Credit-linked note VIEs: VIEs that issue notes linked to the credit risk of a company, purchase high-grade assets as collateral and enter into credit default swaps to synthetically create the credit risk to pay the return on the notes.

•	Trust preferred security VIEs: These VIEs hold junior subordinated debt issued by ML & Co. or our subsidiaries, and issue preferred stock on substantially the same terms as the junior subordinated debt to third party investors. We also provide a parent guarantee, on a junior subordinated basis, of the distributions and other payments on the preferred stock to the extent that the VIEs have funds legally available. The debt we issue into the VIE is classified as long-term borrowings on our Consolidated Balance Sheets. The ML & Co. parent guarantees of its own subsidiaries are not required to be recorded in the Consolidated Financial Statements.

Contractual Obligations

We have contractual obligations to make future payments of debt, lease and other agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. Other obligations include our contractual funding obligations related to our employee benefit plans. See Notes 12, 14 and 15 to the Consolidated Financial Statements.

Funding and Liquidity

We fund our assets primarily with a mix of secured and unsecured liabilities through a globally coordinated funding strategy with Bank of America. We fund a portion of our trading assets with secured liabilities, including repurchase agreements, securities loaned and other short-term secured borrowings, which are less sensitive to our credit ratings due to the underlying collateral. Prior to Merrill Lynch’s acquisition by Bank of America, ML & Co. was the primary issuer of Merrill Lynch’s unsecured debt instruments. Debt instruments were also issued by certain subsidiaries. Bank of America has not assumed or guaranteed the long-term debt that was issued or guaranteed by ML & Co. or its subsidiaries prior to the acquisition of Merrill Lynch by Bank of America. We may, from time to time, purchase outstanding ML & Co. debt securities in various transactions, depending upon prevailing market conditions, liquidity and other factors.

Beginning late in the third quarter of 2009, in connection with the update or renewal of certain Merrill Lynch international securities offering programs, Bank of America agreed to guarantee debt securities, warrants and/or certificates issued by certain subsidiaries of ML & Co. on a going forward basis. All existing ML & Co. guarantees of securities issued by those same Merrill Lynch subsidiaries under various international securities offering programs will remain in full force and effect as long as those securities are outstanding, and Bank of America has not assumed any of those prior ML & Co. guarantees or otherwise guaranteed such securities. There were approximately $4.9 billion of securities guaranteed by Bank of America at December 31, 2010.

In addition, Bank of America has guaranteed the performance of Merrill Lynch on certain derivative transactions. The aggregate amount of such derivative liabilities was approximately $2.1 billion at December 31, 2010.

Following the merger of BAS into MLPF&S, Bank of America agreed to guarantee the short-term, senior unsecured obligations issued by MLPF&S under its short-term master note program on a going forward basis. This issuance program was previously maintained by BAS to provide short-term funding for its broker-dealer operations. At December 31, 2010, $8.8 billion of borrowings under the program were outstanding and guaranteed by Bank of America.

Following the completion of Bank of America’s acquisition of Merrill Lynch, ML & Co. became a subsidiary of Bank of America and established intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these intercompany agreements is a $75 billion one-year revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America at a spread to the London Interbank Offered Rate (“LIBOR”) that is reset periodically and is consistent with other intercompany agreements. This credit line was renewed effective January 1, 2011 with a maturity date of January 1, 2012. The credit line will automatically be extended by one year to the succeeding January 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. The agreement does not contain any financial or other covenants. There were no outstanding borrowings against the line of credit at December 31, 2010.

In addition to the $75 billion unsecured line of credit, a $25 billion 364-day revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America was established on February 15, 2011. This facility will provide further support for operating requirements. Interest on the line of credit is based on prevailing short-term market rates. The agreement does not contain any financial or other covenants. The line of credit matures on February 14, 2012.

In connection with the merger of BAS into MLPF&S, we established two unsecured lending facilities that allow MLPF&S to borrow funds from Bank of America in order to directly provide funding for our broker-dealer activities. The first lending facility, which was established on November 1, 2010, is a $4 billion one-year revolving unsecured line of credit that allows MLPF&S to borrow funds from Bank of America. Interest on the line of credit is based on prevailing short-term market rates. The credit line will automatically be extended by one year to the succeeding November 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. At December 31, 2010, $1.9 billion was outstanding on the line of credit.

The second lending facility, which was established on February 22, 2011, is a $15 billion 364-day revolving unsecured line of credit that allows MLPF&S to borrow funds from Bank of America. Interest on the line of credit is based on prevailing short-term market rates. The line of credit matures on February 21, 2012.

Also in connection with the merger of BAS into MLPF&S, an approximately $1.5 billion subordinated loan agreement with Bank of America was assumed by MLPF&S, which bears interest based on a spread to LIBOR, and has a scheduled maturity date of December 31, 2012. The loan agreement contains a provision that automatically extends the loan’s maturity by one year unless Bank of America provides 13 months written notice not to extend prior to the scheduled maturity date. In addition, MLPF&S has assumed a $7 billion revolving subordinated line of credit with Bank of America. The subordinated line of credit bears interest based on a spread to LIBOR, and has a scheduled maturity date of October 1, 2012. The revolving subordinated line of credit contains a provision that automatically extends the maturity by one year unless Bank of America provides 13 months’ written notice not to extend prior to the scheduled maturity date. At December 31, 2010, $1.1 billion was outstanding on the subordinated line of credit. MLPF&S assumed these subordinated borrowings to support regulatory capital requirements.

Refer to Note 12 to the Consolidated Financial Statements for additional information regarding our intercompany lending and borrowing arrangements.

Credit Ratings

Our credit ratings affect the cost and availability of our funding. In addition, credit ratings may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions, including OTC derivatives. Thus, it is our objective to maintain high-quality credit ratings.

Credit ratings and outlooks are opinions on an issuer’s creditworthiness or that of its obligations or securities, including long-term debt, short-term borrowings and other securities.

Following the acquisition of Merrill Lynch by Bank of America, the major credit ratings agencies have indicated that the primary drivers of Merrill Lynch’s credit ratings are Bank of America’s credit ratings. Bank of America’s credit ratings and outlooks are subject to ongoing review by the ratings agencies and thus may change from time to time based on a number of factors, including Bank of America’s financial strength and operations as well as factors not under Bank of America’s control, such as rating-agency-specific criteria or frameworks for the financial services industry or certain security types, which are subject to revision from time to time, and conditions affecting the financial services industry generally. In light of these factors, there can be no assurance that Bank of America will maintain its current ratings.

During 2009 and 2010, the ratings agencies took numerous actions, many of which were negative, to adjust Bank of America’s and our credit ratings and the outlooks on those ratings. Currently, ML & Co.’s long-term senior debt and outlook expressed by the ratings agencies are as follows: A2 (negative) by Moody’s Investors Services, Inc. (“Moody’s”), A (negative) by Standard and Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc. (“S&P”), and A+ (Rating Watch Negative) by Fitch, Inc. (“Fitch”). The ratings agencies have indicated that as a systemically important financial institution, Bank of America’s credit ratings currently reflect their expectation that, if necessary, Bank of America would receive significant support from the U.S. Government. All three ratings agencies have indicated, however, that they will reevaluate and could reduce the uplift they include in Bank of America’s ratings for government support for reasons arising from financial services regulatory reform proposals or legislation. In February 2010, S&P affirmed our current credit ratings but revised the outlook to negative from stable, based on their belief that it is less certain whether the U.S. Government would be willing to provide extraordinary support. In July 2010, Moody’s affirmed our current ratings but revised the outlook to negative from stable due to their expectation for lower levels of government support over time as a result of the passage of the Financial Reform Act. Also, in October 2010, Fitch placed our credit ratings on Rating Watch Negative from stable outlook due to proposed rulemaking that could negatively impact its assessment of future systemic government support. In addition to Bank of America’s credit ratings, other factors that influence our credit ratings (as well as those for Bank of America) include changes to the ratings agencies’ methodologies, the ratings agencies’ assessment of the general operating environment, our relative positions in the markets in which we compete, our reputation, our liquidity position, diversity of funding sources, the level and volatility of our earnings, our corporate governance and risk management policies, our capital position, and future regulatory and legislative initiatives.

A reduction in certain of our credit ratings would likely have a material adverse effect on our liquidity, access to credit markets, the related cost of funds, our businesses and on certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical. In connection with certain OTC derivatives contracts and other trading agreements, counterparties may require us to provide additional collateral or to terminate these contracts, agreements and collateral financing arrangements in the event of a credit ratings downgrade of Bank of America (and consequently, ML & Co.). Termination of these contracts and agreements could cause us to sustain losses and impair our liquidity because we would be required to make significant cash payments or pledge securities as collateral. If Bank of America Corporation’s or Bank of America, N.A.’s commercial paper or short-term credit ratings (which currently have the following ratings: P-1 by Moody’s, A-1 by S&P and F1+ by Fitch) were downgraded by one or more levels, the potential loss of short-term funding sources such as repurchase agreement financing and the effect on our incremental cost of funds would be material. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or an amount related to the market value of the exposure. At December 31, 2010, the amount of additional collateral and termination payments that would be required for such derivatives transactions and trading agreements was approximately $0.8 billion in the event of a downgrade to low single-A by all credit agencies. A further downgrade of ML & Co.’s long-term senior debt credit rating to the BBB+ or equivalent level would require approximately $0.7 billion of additional collateral. Our liquidity risk analysis considers the impact of additional collateral outflows due to changes in ML & Co. credit ratings, as well as for collateral that is owed by us and is available for payment, but has not been called for by our counterparties.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Merrill Lynch defines market risk as the potential change in value of financial instruments caused by fluctuations in interest rates, exchange rates, equity and commodity prices, credit spreads, and related risks.

Control and Governance Structure

On January 1, 2009, pursuant to the acquisition of Merrill Lynch by Bank of America, Merrill Lynch adopted Bank of America’s risk management and governance practices to maintain consistent risk measurement and disciplined risk taking. Bank of America’s risk management structure as applicable to Merrill Lynch is described below.

Bank of America’s Global Markets Risk Committee (“GRC”), chaired by Bank of America’s Global Markets Risk Executive, has been designated by its Asset and Liability Market Risk Committee (“ALMRC”) as the primary governance authority for Global Markets Risk Management, including trading risk management. The GRC’s focus is to take a forward-looking view of the primary credit and market risks impacting Bank of America’s Global Banking and Markets business (which includes Merrill Lynch’s sales and trading businesses) and prioritize those that need a proactive risk mitigation strategy. Market risks that impact lines of business outside of the Global Banking and Markets business are monitored and governed by their respective governance authorities.

The GRC monitors significant daily revenues and losses by business and the primary drivers of the revenues or losses. Thresholds are in place for each business in order to determine if the revenue or loss is considered to be significant for that business. If any of the thresholds are exceeded, an explanation of the variance is provided to the GRC. The thresholds are developed in coordination with the respective risk managers to highlight those revenues or losses that exceed what is considered to be normal daily income statement volatility.

Value-at-Risk (“VaR”)

As part of Bank of America’s risk management practices, risk in our trading activities is evaluated by focusing on the actual and potential volatility of individual positions as well as portfolios.

VaR is a statistic used to measure market risk. A VaR model simulates the value of a portfolio under a range of hypothetical scenarios in order to generate a distribution of potential gains and losses. VaR represents the worst loss the portfolio is expected to experience based on historical trends with a given level of confidence and depends on the volatility of the positions in the portfolio and on how strongly their risks are correlated. Within any VaR model, there are significant and numerous assumptions that will differ from company to company. In addition, the accuracy of a VaR model depends on the availability and quality of historical data for each of the positions in the portfolio. A VaR model may require additional modeling assumptions for new products that do not have extensive historical price data or for illiquid positions for which accurate daily prices are not consistently available.

A VaR model is an effective tool in estimating ranges of potential gains and losses on our trading portfolios. There are however many limitations inherent in a VaR model as it utilizes historical results over a defined time period to estimate future performance. Historical results may not always be indicative of future results and changes in market conditions or in the composition of the underlying portfolio could have a material impact on the accuracy of the VaR model. To ensure that the VaR model reflects current market conditions, we update the historical data underlying our VaR model on a bi-weekly basis and regularly review the assumptions underlying the model.

We continually review, evaluate and enhance our VaR model to ensure that it reflects the material risks in our trading portfolio. Nevertheless, due to the limitations mentioned above, we have historically used the VaR model as only one of the components in managing our trading risk and also use other techniques such as stress testing and desk level limits. Periods of extreme market stress influence the reliability of these techniques to various degrees.

The accompanying table presents year-end, average, high and low daily trading VaR for the year ended December 31, 2010, as well as a comparison to the year-end VaR as of December 31, 2009. On November 1, 2010, BAS, a broker-dealer subsidiary of Bank of America, merged into MLPF&S, one of ML & Co.’s broker-dealer subsidiaries, with MLPF&S as the surviving corporation. The VaR statistics in the table below have been computed as if the merger had occurred on January 1, 2009.

2010 Trading Activities Market Risk VaR

(dollars in millions)
		2010
	2010	Quarterly	2010	2010	2009
	Year End	Average(3)	High	Low	Year End

Trading value-at-risk(1)
Foreign exchange	$18	$17	$36	$7	$36
Interest rate	37	48	58	37	47
Credit	128	180	244	128	244
Real estate/mortgage	69	75	94	65	65
Commodities	19	19	23	16	20
Equities	30	37	58	23	58

Subtotal(2)	301	376			470
Diversification benefit	(127)	(160)			(191)

Overall	$174	$216			$279

(1)	Based on a 99% confidence level and a one-day holding period.
(2)	Subtotals are not provided for highs and lows as they are not meaningful.
(3)	Amounts represent the average of the quarter-end VaR results for 2010.

The decrease in VaR during 2010 resulted from reduced exposures in several businesses.

Credit Risk Management

Counterparty Credit Risk

Credit risk is the risk of loss arising from the inability or unwillingness of a borrower or counterparty to meet its obligations. Credit risk can also arise from operational failures that result in an erroneous advance, commitment or investment of funds. Merrill Lynch defines the credit exposure to a borrower or counterparty as the loss potential arising from all product classifications including loans, derivatives, assets held-for-sale and unfunded lending commitments that include loan commitments, letters of credit and financial guarantees. Derivative positions are recorded at fair value and assets held-for-sale are recorded at the lower of cost or fair value. Certain loans and unfunded commitments are accounted for under the fair value option election. Credit risk for these categories of assets is not accounted for as part of the allowance for credit losses but as part of the fair value adjustments recorded in earnings in the period incurred. For derivative positions, our credit risk is measured as the net replacement cost in the event the counterparties with contracts in a gain position to us fail to perform under the terms of those contracts. We use the current mark-to-market value to represent credit exposure without considering future mark-to-market changes. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements and cash collateral. Our consumer and commercial credit extension and review procedures take into account funded and unfunded credit exposures.

We manage credit risk based on the risk profile of the borrower or counterparty, repayment sources, the nature of underlying collateral, and other support given current events, conditions and expectations. Merrill Lynch mitigates its credit risk to counterparties through a variety of techniques, including, where appropriate, the right to require initial collateral or margin, the right to terminate transactions or to obtain collateral should unfavorable events occur, the right to call for collateral when certain exposure thresholds are exceeded, the right to call for third party guarantees, and the purchase of credit default protection.

Credit risk management for the commercial portfolio begins with an assessment of the credit risk profile of the borrower or counterparty based on an analysis of its financial position. As part of the overall credit risk assessment, our commercial credit exposures are assigned a risk rating and are subject to approval based on defined credit approval standards. Subsequent to loan origination, risk ratings are monitored on an ongoing basis, and if necessary, adjusted to reflect changes in the financial condition, cash flow, risk profile or outlook of a borrower or counterparty. In making credit decisions, we consider risk rating, collateral, country, industry and single name concentration limits while also balancing the total borrower or counterparty relationship. Our lines of business and risk management personnel use a variety of tools to continuously monitor the ability of a borrower or counterparty to perform under its obligations. We use risk rating aggregations to measure and evaluate concentrations within portfolios. In addition, risk ratings are a factor in determining the level of assigned economic capital and the allowance for credit losses.

Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our international portfolio, we evaluate exposures by region and by country. We also utilize syndication of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio.

We account for certain large corporate loans and loan commitments (including issued but unfunded letters of credit which are considered utilized for credit risk management purposes) that exceed our single name credit risk concentration guidelines under the fair value option. Lending commitments, both funded and unfunded, are actively managed and monitored, and as appropriate, credit risk for these lending relationships may be mitigated through the use of credit derivatives, with our credit view and market perspectives determining the size and timing of the hedging activity. In addition, credit protection is purchased to cover the funded portion as well as the unfunded portion of certain other credit exposures. To lessen the cost of obtaining our desired credit protection levels, credit exposure may be added within an industry, borrower or counterparty group by selling protection. These credit derivatives do not meet the requirements for treatment as accounting hedges. They are carried at fair value with changes in fair value recorded in earnings.

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

Credit risk management for the consumer portfolio begins with initial underwriting and continues throughout a borrower’s credit cycle. Statistical techniques in conjunction with experiential judgment are used in all aspects of portfolio management including underwriting, product pricing, risk appetite, setting credit limits, operating processes and metrics to quantify and balance risks and returns. Statistical models are built using detailed behavioral information from external sources such as credit bureaus and/or internal historical experience. These models are a component of our consumer credit risk management process and are used, in part, to help determine both new and existing credit decisions, portfolio management strategies including authorizations and line management, collection practices and strategies, determination of the allowance for loan and lease losses, and economic capital allocations for credit risk.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Merrill Lynch and Co., Inc.:

In our opinion, the accompanying consolidated balance sheets as of December 31, 2010 and December 31, 2009 and the related consolidated statements of earnings/(loss), of changes in stockholders’ equity, of comprehensive income/(loss), and of cash flows for each of the two years in the period ended December 31, 2010 and the consolidated statements of earnings/(loss) and of comprehensive income/(loss) for the period from December 27, 2008 to December 31, 2008 present fairly, in all material respects, the financial position of Merrill Lynch & Co., Inc. and its subsidiaries (“the Company”) at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 and the results of their operations for the period from December 27, 2008 to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Merrill Lynch & Co., Inc.:

We have audited the accompanying consolidated statements of earnings/(loss), changes in stockholders’ equity, comprehensive income/(loss) and cash flows of Merrill Lynch & Co., Inc. and subsidiaries (“Merrill Lynch”) for the year ended December 26, 2008 (“2008 consolidated financial statements”). These financial statements are the responsibility of Merrill Lynch’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2008 consolidated financial statements present fairly, in all material respects, the result of their operations and their cash flows for the year ended December 26, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, Merrill Lynch became a wholly-owned subsidiary of Bank of America Corporation on January 1, 2009.

As discussed in Note 3, the disclosures in the accompanying 2008 consolidated financial statements have been retrospectively adjusted for a change in the composition of reportable segments.

/s/  Deloitte & Touche LLP
New York, New York
February 23, 2009
(March 10, 2010 as to Note 3)

Merrill Lynch & Co., Inc. and Subsidiaries
Consolidated Statements of Earnings/(Loss)

			Predecessor Company
	Successor Company		For the Period from
	For the Year Ended	For the Year Ended	December 27, 2008 to	For the Year Ended
(dollars in millions, except per share amounts)	December 31, 2010	December 31, 2009	December 31, 2008	December 26, 2008
Revenues
Principal transactions	$7,074	$5,121	$(280)	$(27,225)
Commissions	5,760	6,008	22	6,895
Managed account and other fee-based revenues	4,516	4,317	22	5,544
Investment banking	5,313	5,558	12	3,733
Earnings from equity method investments	898	1,679	-	4,491
Other revenues/(loss)	4,800	4,057	19	(10,065)
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses on AFS debt securities	(174)	(660)	-	-
Less: Portion of other-than-temporary impairment losses recognized in
OCI on AFS debt securities	2	4	-	-

Subtotal	28,189	26,084	(205)	(16,627)
Interest and dividend revenues	9,303	15,476	34	33,383
Less interest expense	9,621	12,041	-	29,349

Net interest (expense)/income	(318)	3,435	34	4,034

Revenues, net of interest expense	27,871	29,519	(171)	(12,593)

Non-interest expenses
Compensation and benefits	15,069	13,333	64	14,763
Communications and technology	1,993	2,015	-	2,201
Occupancy and related depreciation	1,395	1,316	-	1,267
Brokerage, clearing, and exchange fees	1,022	1,087	10	1,394
Advertising and market development	444	396	-	652
Professional fees	986	769	-	1,058
Office supplies and postage	157	173	-	215
Other	2,882	2,441	-	2,402
Payment related to price reset on common stock offering	-	-	-	2,500
Goodwill impairment charge	-	-	-	2,300
Restructuring charge	-	-	-	486

Total non-interest expenses	23,948	21,530	74	29,238

Pre-tax earnings/(loss)	3,923	7,989	(245)	(41,831)
Income tax expense/(benefit)	147	649	(92)	(14,280)

Net earnings/(loss) from continuing operations	3,776	7,340	(153)	(27,551)

Discontinued operations:
Pre-tax loss from discontinued operations	-	-	-	(141)
Income tax benefit	-	-	-	(80)

Net loss from discontinued operations	-	-	-	(61)

Net earnings/(loss)	$3,776	$7,340	$(153)	$(27,612)

Preferred stock dividends	134	153	-	2,869

Net earnings/(loss) applicable to common stockholder	$3,642	$7,187	$(153)	$(30,481)

Basic loss per common share from continuing operations	N/A	N/A	$(0.10)	$(24.82)
Basic loss per common share from discontinued operations	N/A	N/A	-	(0.05)

Basic loss per common share	N/A	N/A	$(0.10)	$(24.87)

Diluted loss per common share from continuing operations	N/A	N/A	$(0.10)	$(24.82)
Diluted loss per common share from discontinued operations	N/A	N/A	-	(0.05)

Diluted loss per common share	N/A	N/A	$(0.10)	$(24.87)

Average shares used in computing losses per common share
Basic	N/A	N/A	1,600.3	1,225.6
Diluted	N/A	N/A	1,600.3	1,225.6

 See Notes to Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
(dollars in millions, except per share amounts)	2010	2009

ASSETS

Cash and cash equivalents	$17,220	$15,142

Cash and securities segregated for regulatory purposes or deposited with clearing organizations	12,424	20,455

Securities financing transactions
Receivables under resale agreements (includes $51,132 in 2010 and $53,462 in 2009 measured at fair value in accordance with the fair value option election)	138,219	100,263
Receivables under securities borrowed transactions (includes $1,672 in 2010 and $2,888 in 2009 measured at fair value in accordance with the fair value option election)	60,458	78,048

	198,677	178,311

Trading assets, at fair value (includes securities pledged as collateral that can be sold or repledged of $33,933 in 2010 and $37,042 in 2009):
Derivative contracts	39,371	49,966
Equities and convertible debentures	34,204	35,136
Non-U.S. governments and agencies	22,248	21,283
Corporate debt and preferred stock	27,703	30,317
Mortgages, mortgage-backed, and asset-backed	10,994	13,122
U.S. Government and agencies	41,378	32,679
Municipals, money markets, physical commodities and other	14,759	12,128

	190,657	194,631

Investment securities (includes $310 in 2010 and $253 in 2009 measured at fair value in accordance with the fair value option election)	17,769	32,882

Securities received as collateral, at fair value	20,363	16,377
Receivables from Bank of America	60,655	69,195

Other receivables
Customers (net of allowance for doubtful accounts of $8 in 2010 and $10 in 2009)	22,080	34,281
Brokers and dealers	16,483	13,254
Interest and other	10,633	14,889

	49,196	62,424

Loans, notes, and mortgages (net of allowances for loan losses of $170 in 2010 and $33 in 2009) (includes $3,190 in 2010 and $4,649 in 2009 measured at fair value in accordance with the fair value option election)	25,803	37,663

Equipment and facilities (net of accumulated depreciation and amortization of $1,320 in 2010 and $729 in 2009)	1,712	2,331

Goodwill and other intangible assets	9,714	9,868

Other assets	17,436	17,610

Total Assets	$621,626	$656,889

Assets of Consolidated VIEs Included in Total Assets Above (pledged as collateral)
Trading assets, excluding derivative contracts	$10,838
Derivative contracts	41
Investment securities	309
Loans, notes, and mortgages (net)	221
Other assets	1,597

Total Assets of Consolidated VIEs	$13,006

 See Notes to Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
(dollars in millions, except per share amounts)	2010	2009

LIABILITIES
Securities financing transactions
Payables under repurchase agreements (includes $37,394 in 2010 and $37,717 in 2009 measured at fair value in accordance with the fair value option election)	$183,758	$185,747
Payables under securities loaned transactions	15,251	25,565

	199,009	211,312

Short-term borrowings (includes $6,472 in 2010 and $813 in 2009 measured at fair value in accordance with the fair value option election)	15,248	14,858
Deposits	12,826	15,187
Trading liabilities, at fair value
Derivative contracts	32,197	35,438
Equities and convertible debentures	14,026	13,691
Non-U.S. governments and agencies	15,705	12,844
Corporate debt and preferred stock	9,500	5,892
U.S. Government and agencies	24,747	16,868
Municipals, money markets and other	571	766

	96,746	85,499

Obligation to return securities received as collateral, at fair value	20,363	16,377
Payables to Bank of America	23,021	32,461
Other payables
Customers	39,045	40,458
Brokers and dealers	12,895	18,903
Interest and other (includes $165 in 2010 and $240 in 2009 measured at fair value in accordance with the fair value option election)	19,900	20,226

	71,840	79,587

Long-term borrowings (includes $39,214 in 2010 and $47,040 in 2009 measured at fair value in accordance with the fair value option election)	128,851	151,399
Junior subordinated notes (related to trust preferred securities)	3,576	3,552

Total Liabilities	571,480	610,232

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stockholders’ Equity; authorized 25,000,000 shares;
(liquidation preference of $100,000 per share; issued: 2009 — 17,000 shares)	-	1,541
Common Stockholder’s Equity
Common stock (par value $1.33 1/3 per share; authorized: 3,000,000,000 shares; issued: 2010 and 2009 — 1,000 shares)	-	-
Paid-in capital	40,416	38,741
Accumulated other comprehensive loss (net of tax)	(254)	(112)
Retained earnings	9,984	6,487

Total Common Stockholder’s Equity	50,146	45,116

Total Stockholders’ Equity	50,146	46,657

Total Liabilities and Stockholders’ Equity	$621,626	$656,889

Liabilities of Consolidated VIEs Included in Total Liabilities Above
Short-term borrowings	$4,642
Derivative contracts	1
Payables to Bank of America	2
Other payables	53
Long-term borrowings	6,674

Total Liabilities of Consolidated VIEs	$11,372

 See Notes to Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Successor Company
	Amounts	Shares	Amounts	Shares
	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended
(dollars in millions)	December 31, 2010	December 31, 2010	December 31, 2009	December 31, 2009

Preferred Stock, net
Balance, beginning of year	$1,541	17,000	$8,605	363,445
Effect of BAC acquisition	-	-	(7,064)	(346,445)
Mandatory conversion	(1,541)	(17,000)	-	-

Balance, end of year	$-	-	$1,541	17,000

Common Stockholders’ Equity
Shares Exchangeable into Common Stock
Balance, beginning of year	$-	-	$-	8,189
Effect of BAC acquisition	-	-	-	(8,189)

Balance, end of year	-	-	-	-

Common Stock
Balance, beginning of year	-	1,000	$2,709	2,031,995,436
Effect of BAC acquisition	-	-	(2,709)	(2,031,994,436)

Balance, end of year	-	1,000	-	1,000

Paid-in Capital
Balance, beginning of year	38,741		47,232
Effect of purchase accounting adjustments	-		(19,669)
Cash capital contribution from BAC	-		6,850
BAC contribution of BASH	-		3,677
BAC contribution of BAI	-		263
Capital contribution associated with stock-based compensation awards	1,447		388
Other capital contributions from BAC	228		-

Balance, end of year	40,416		38,741

Accumulated Other Comprehensive Loss
Foreign Currency Translation Adjustment (net of tax)
Balance, beginning of year	94		(745)
Effect of BAC acquisition	-		745
Translation adjustment	43		94

Balance, end of year	137		94

Net Unrealized Gains (Losses) on Investment Securities
Available-for-sale (net of tax)
Balance, beginning of year	47		(6,038)
Effect of BAC acquisition	-		6,038
Net unrealized (losses)/gains on available-for-sale securities	(113)		47

Balance, end of year	(66)		47

Deferred Gains (Losses) on Cash Flow Hedges (net of tax)
Balance, beginning of year	-		81
Effect of BAC acquisition	-		(81)
Net deferred (losses) gains on cash flow hedges	4		-

Balance, end of year	4		-

Defined Benefit Pension and Postretirement Plans (net of tax)
Balance, beginning of year	(253)		384
Effect of BAC acquisition	-		(384)
Decrease in funded status	(76)		(253)

Balance, end of year	(329)		(253)

Balance, end of year	(254)		(112)

Retained Earnings
Balance, beginning of year	6,487		(8,756)
Effect of BAC acquisition	-		8,756
Cumulative adjustment for accounting changes: Consolidation of certain variable interest entities	(145)		-
Net earnings	3,776		7,340
Preferred stock dividends declared	(134)		(153)
Cash dividends paid to BAC	-		(700)

Balance, end of year	9,984		6,487

Treasury Stock, at cost
Balance, beginning of year	-	-	(23,622)	(431,742,565)
Effect of BAC acquisition	-	-	23,622	431,742,565

Balance, end of year	-	-	-	-

Total Common Stockholders’ Equity	$50,146		$45,116

Total Stockholders’ Equity	$50,146		$46,657

 See Notes to Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Predecessor Company
	Amounts		Shares
	For the Period from		For the Period from
	December 27, 2008 to	For the Year Ended	December 27, 2008 to	For the Year Ended
(dollars in millions)	December 31, 2008	December 26, 2008	December 31, 2008	December 26, 2008

Preferred Stock, net
Balance, beginning of year	$8,605	$4,383	363,445	257,134
Issuances	-	10,814	-	172,100
Redemptions	-	(6,600)	-	(66,000)
Shares (repurchased) re-issuances	-	8	-	211

Balance, end of year	$8,605	$8,605	363,445	363,445

Common Stockholders’ Equity
Shares Exchangeable into Common Stock
Balance, beginning of year	$-	$39	8,189	2,552,982
Exchanges	-	(39)	-	(2,544,793)

Balance, end of year	-	-	8,189	8,189

Common Stock
Balance, beginning of year	2,709	1,805	2,031,995,436	1,354,309,819
Capital issuance and acquisition(1)	-	648	-	486,166,666
Preferred Stock Conversion	-	236	-	177,322,917
Shares issued to employees	-	20	-	14,196,034

Balance, end of year	2,709	2,709	2,031,995,436	2,031,995,436

Paid-in Capital
Balance, beginning of year	47,232	27,163
Capital issuance and acquisition(1)	-	11,544
Preferred Stock Conversion	-	6,970
Employee stock plan activity and other	-	(553)
Amortization of employee stock grants	-	2,108

Balance, end of year	47,232	47,232

Accumulated Other Comprehensive Loss
Foreign Currency Translation Adjustment (net of tax)
Balance, beginning of year	(745)	(441)
Translation adjustment	-	(304)

Balance, end of year	(745)	(745)

Net Unrealized Gains (Losses) on Investment Securities
Available-for-Sale (net of tax)
Balance, beginning of year	(6,038)	(1,509)
Net unrealized losses on available-for-sale securities	-	(7,617)
Other adjustments(3)	-	3,088

Balance, end of year	(6,038)	(6,038)

Deferred Gains (Losses) on Cash Flow Hedges (net of tax)
Balance, beginning of year	81	83
Net deferred (losses) gains on cash flow hedges	-	(2)

Balance, end of year	81	81

Defined benefit pension and postretirement plans (net of tax)
Balance, beginning of year	384	76
Net gains	-	306
Minimum pension liability adjustment	-	-
Adjustment to apply Compensation-Retirement Benefits change in measurement date(2)	-	2

Balance, end of year	384	384

Balance, end of year	(6,318)	(6,318)

Retained Earnings
Balance, beginning of year	(8,603)	23,737
Net losses	(153)	(27,612)
Preferred stock dividends declared	-	(2,869)
Common stock dividends declared	-	(1,853)
Adjustment to apply Compensation-Retirement Benefits change in measurement date	-	(6)

Balance, end of year	(8,756)	(8,603)

Treasury Stock, at cost
Balance, beginning of year	(23,622)	(23,404)	(431,742,565)	(418,270,289)
Shares reacquired from employees and other(4)	-	(363)	-	(16,017,069)
Share exchanges	-	145	-	2,544,793

Balance, end of year	(23,622)	(23,622)	(431,742,565)	(431,742,565)

Total Common Stockholders’ Equity	$11,245	$11,398

Total Stockholders’ Equity	$19,850	$20,003

(1)	The 2008 activity relates to the July 28, 2008 public offering and additional shares issued to Davis Selected Advisors and Temasek Holdings.

(2)	These adjustments are not reflected in the 2008 Statement of Comprehensive Income/(Loss).

(3)	Other adjustments in 2008 primarily relate to income taxes.

(4)	Share amounts are net of reacquisitions from employees of 19,057,068 shares in 2008.

 See Notes to Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Consolidated Statements of Changes in Comprehensive Income/(Loss)

			Predecessor Company
	Successor Company		For the Period from
	For the Year Ended	For the Year Ended	December 27, 2008 to	For the Year Ended
(dollars in millions)	December 31, 2010	December 31, 2009	December 31, 2008	December 26, 2008
Net Earnings / (Loss)	$3,776	$7,340	$(153)	$(27,612)
Other Comprehensive Income / (Loss)
Foreign currency translation adjustment:
Foreign currency translation (losses) / gains	(197)	(597)	-	694
Income tax benefit / (expense)	240	691	-	(998)

Total	43	94	-	(304)

Net unrealized gains / (losses) on investment securities available-for-sale:
Net unrealized holding gains / (losses) arising during the period	(168)	91	-	(11,916)
Reclassification adjustment for realized losses included in net earnings/(loss)	9	14	-	4,299

Net unrealized gains / (losses) on investment securities available-for-sale	(159)	105	-	(7,617)
Income tax (expense) / benefit	46	(58)	-	3,088

Total	(113)	47	-	(4,529)

Deferred gains / (losses) on cash flow hedges:
Deferred gains on cash flow hedges	32	72	-	240
Reclassification adjustment for realized gains included in net earnings/(loss)	(25)	(71)	-	(241)
Income tax expense	(3)	(1)	-	(1)

Total	4	-	-	(2)

Defined benefit pension and postretirement plans:
Net actuarial (losses) gains	(56)	(417)	-	489
Prior service cost	(59)	-	-	(4)
Reclassification adjustment for realized gains included in net earnings/(loss)	-	-	-	(5)
Income tax benefit / (expense)	39	164	-	(174)

Total	(76)	(253)	-	306

Total Other Comprehensive Loss	(142)	(112)	-	(4,529)

Comprehensive Income / (Loss)	$3,634	$7,228	$(153)	$(32,141)

 See Notes to Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Successor Company		Predecessor Company
	For the Year Ended	For the Year Ended	For the Year Ended
(dollars in millions)	December 31, 2010	December 31, 2009	December 26, 2008
Cash flows from operating activities:
Net earnings/(loss)	$3,776	$7,340	$(27,612)
Adjustments to reconcile net earnings/(loss) to cash provided by operating activities
Depreciation and amortization	900	1,080	886
Share-based compensation expense	1,483	1,433	2,044
Payment related to price reset on common stock offering	-	-	2,500
Goodwill impairment charge	-	-	2,300
Deferred taxes	637	578	(16,086)
Gain on sale of Bloomberg L.P.	-	-	(4,296)
(Earnings)/loss from equity method investments	(625)	(1,443)	306
Other	(279)	(402)	13,556
Changes in operating assets and liabilities:
Trading assets	7,778	33,683	59,064
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	2,506	5,679	(6,214)
Receivables from Bank of America	6,999	(96,132)	-
Receivables under resale agreements	(37,956)	99,304	128,370
Receivables under securities borrowed transactions	17,590	(2,050)	98,063
Customer receivables	12,205	1,944	19,561
Brokers and dealers receivables	(3,226)	5,180	10,236
Proceeds from loans, notes, and mortgages held for sale	8,456	9,237	21,962
Other changes in loans, notes, and mortgages held for sale	(4,652)	(7,212)	2,700
Trading liabilities	11,561	(21,246)	(34,338)
Payables under repurchase agreements	(1,989)	(51,977)	(143,071)
Payables under securities loaned transactions	(10,314)	(9,577)	(31,480)
Payables to Bank of America	(9,440)	32,461	-
Customer payables	(1,413)	(7,569)	(18,658)
Brokers and dealers payables	(6,008)	1,245	(11,946)
Trading investment securities	-	-	3,216
Other, net	7,281	3,103	(31,588)

Cash provided by operating activities	5,270	4,659	39,475

Cash flows from investing activities:
Proceeds from (payments for):
Maturities of available-for-sale securities	1,615	6,989	7,250
Sales of available-for-sale securities	15,472	11,311	29,537
Purchases of available-for-sale securities	(5,136)	(1,902)	(31,017)
Proceeds from the sale of discontinued operations	-	-	12,576
Equipment and facilities, net	(377)	(264)	(630)
Loans, notes, and mortgages held for investment	6,927	3,440	(13,379)
Sale of MLBT-FSB to Bank of America	-	4,450	-
Other investments	11,787	4,000	1,336

Cash provided by investing activities	30,288	28,024	5,673

Cash flows from financing activities:
Proceeds from (payments for):
Commercial paper and short-term borrowings	(4,623)	(33,229)	12,981
Issuance and resale of long-term borrowings	8,553	7,555	70,194
Settlement and repurchases of long-term borrowings	(34,914)	(56,008)	(109,731)
Capital contributions from Bank of America	-	6,850	-
Deposits	(2,361)	8,088	(7,880)
Derivative financing transactions	(1)	19	543
Issuance of common stock	-	-	9,899
Issuance of preferred stock, net	-	-	9,281
Other common stock transactions	-	(81)	(833)
Excess tax benefits related to share-based compensation	-	-	39
Dividends	(134)	(853)	(2,584)

Cash used for financing activities	(33,480)	(67,659)	(18,091)

Increase/(decrease) in cash and cash equivalents	2,078	(34,976)	27,057
Cash and cash equivalents, beginning of period(1)	15,142	50,118	41,346

Cash and cash equivalents, end of period	$17,220	15,142	68,403

Supplemental Disclosure of Cash Flow Information:
Income taxes paid (net of refunds)	$(3,269)	$493	$1,518
Interest paid	7,846	11,115	30,397
Non-cash investing and financing activities:

For the year ended December 31, 2010, Merrill Lynch received a non-cash capital contribution of approximately $1.0 billion from Bank of America associated with certain employee stock awards. In addition, as of January 1, 2010, Merrill Lynch assumed assets and liabilities in connection with the consolidation of certain VIEs. See Note 9. In October 2010, Merrill Lynch’s mandatory convertible preferred stock was automatically converted to Bank of America common stock. The redemption was settled through a non-cash intercompany transaction.

In connection with the acquisition of Merrill Lynch by Bank of America, Merrill Lynch recorded purchase accounting adjustments in the year ended December 31, 2009, which were recorded as non-cash capital contributions. In addition, during 2009 Bank of America contributed the net assets of Banc of America Investment Services, Inc. to Merrill Lynch. See Note 2.

Effective on January 1, 2009, Bank of America contributed the net assets of Bank of America Securities Holdings Corporation totaling approximately $3.7 billion to Merrill Lynch. This was recorded as a non-cash capital contribution. See Note 1.

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

(1)	Amount for Successor Company in 2009 is as of January 1, 2009.

 See Notes to Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010

Note 1.  Summary of Significant Accounting Policies

Description of Business

Merrill Lynch & Co. Inc. (“ML & Co.”) and together with its subsidiaries (“Merrill Lynch”), provides investment, financing and other related services to individuals and institutions on a global basis through its broker, dealer, banking and other financial services subsidiaries. Its principal subsidiaries include:

•	Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a U.S.-based broker-dealer in securities and futures commission merchant;
•	Merrill Lynch International (“MLI”), a United Kingdom (“U.K.”)-based broker-dealer in securities and dealer in equity and credit derivatives;
•	Merrill Lynch Capital Services, Inc., a U.S.-based dealer in interest rate, currency, commodity and credit derivatives;
•	Merrill Lynch International Bank Limited (“MLIB”), an Ireland-based bank;
•	Merrill Lynch Japan Securities Co., Ltd. (“MLJS”), a Japan-based broker-dealer;
•	Merrill Lynch Derivative Products, AG, a Switzerland-based derivatives dealer; and
•	ML IBK Positions Inc., a U.S.-based entity involved in private equity and principal investing.

Services provided to clients by Merrill Lynch and other activities include:

•	Securities brokerage, trading and underwriting;
•	Investment banking, advisory services (including mergers and acquisitions) and other corporate finance activities;
•	Wealth management products and services, including financial, retirement and generational planning;
•	Investment management and advisory and related record-keeping services;
•	Origination, brokerage, dealer, and related activities in swaps, options, forwards, exchange-traded futures, other derivatives, commodities and foreign exchange products;
•	Securities clearance, settlement financing services and prime brokerage;
•	Private equity and other principal investing activities; and
•	Research services on a global basis

Bank of America Acquisition

On January 1, 2009, Merrill Lynch was acquired by Bank of America Corporation (“Bank of America”) through the merger of a wholly-owned subsidiary of Bank of America with and into ML & Co. with ML & Co. continuing as the surviving corporation and a wholly-owned subsidiary of Bank of America. Upon completion of the acquisition, each outstanding share of ML & Co. common stock was converted into 0.8595 shares of Bank of America common stock. As of the completion of the acquisition, ML & Co. Series 1 through Series 8 preferred stock were converted into Bank of America preferred stock with substantially identical terms to the corresponding series of Merrill Lynch preferred stock (except for additional voting rights provided to the Bank of America preferred stock). The Merrill Lynch 9.00% Mandatory Convertible Non-Cumulative Preferred Stock, Series 2, and 9.00% Mandatory Convertible Non-Cumulative Preferred Stock, Series 3 that were outstanding immediately prior to the completion of the acquisition remained issued and outstanding subsequent to the acquisition. On October 15, 2010, all of the mandatory convertible non-cumulative preferred stock was automatically converted into Bank of America common stock in accordance with the terms of these securities (see Note 13).

Bank of America’s cost of acquiring Merrill Lynch has been pushed down to form a new accounting basis for Merrill Lynch. Accordingly, the Consolidated Financial Statements are presented for Merrill Lynch for periods occurring prior to the acquisition by Bank of America (the “Predecessor Company”) and subsequent to the January 1, 2009 acquisition (the “Successor Company”). The Predecessor Company and Successor Company periods have been separated by a vertical line on the face of the Consolidated Financial Statements to highlight the fact that the financial information for such periods has been prepared under two different cost bases of accounting. The components of the Predecessor Company’s shareholders’ equity (with the exception of $1.5 billion of convertible preferred stock discussed above) were reclassified to paid-in-capital on January 1, 2009. In addition, as discussed below, on November 1, 2010, ML & Co. merged with Banc of America Securities Holdings Corporation (“BASH”), a wholly-owned subsidiary of Bank of America, with ML & Co. as the surviving corporation in the merger (the “BASH Merger”). The Consolidated Financial Statements of Merrill Lynch for the years ended December 31, 2010 and December 31, 2009 include the results of BASH as if the BASH Merger had occurred on January 1, 2009.

Merger with BASH

On November 1, 2010, ML & Co. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BASH, and the BASH Merger was completed. In addition, as a result of the BASH Merger, Banc of America Securities LLC (“BAS”), a wholly-owned broker-dealer subsidiary of BASH, became a wholly-owned broker-dealer subsidiary of ML & Co. Pursuant to the Merger Agreement, all of the issued and outstanding capital stock of ML & Co. remained outstanding and all of the issued and outstanding capital stock of BASH was cancelled, with no consideration paid with respect thereto. Subsequently, BAS was merged into MLPF&S, with MLPF&S as the surviving corporation in this merger (the “MLPF&S Merger”). As a result of the MLPF&S Merger, all of the issued and outstanding capital stock of MLPF&S remained outstanding and all of the issued and outstanding membership interests of BAS were cancelled with no consideration paid with respect thereto. In addition, as a result of the MLPF&S Merger, MLPF&S remained a direct wholly-owned broker-dealer subsidiary of ML & Co. and an indirect wholly-owned broker-dealer subsidiary of Bank of America.

In accordance with Accounting Standards Codification (“ASC”) 805-10, Business Combinations (“Business Combinations Accounting”), Merrill Lynch’s Consolidated Financial Statements include the historical results of BASH and subsidiaries as if the BASH Merger had occurred as of January 1, 2009, the date at which both entities were first under common control of Bank of America. Merrill Lynch has recorded the assets and liabilities acquired in connection with the BASH Merger at their historical carrying values.

Basis of Presentation

The Consolidated Financial Statements include the accounts of Merrill Lynch. The Consolidated Financial Statements are presented in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Intercompany transactions and balances within Merrill Lynch have been eliminated. Transactions and balances with Bank of America have not been eliminated.

The Consolidated Financial Statements are presented in U.S. dollars. Many non-U.S. subsidiaries have a functional currency (i.e., the currency in which activities are primarily conducted) that is other than the U.S. dollar, often the currency of the country in which a subsidiary is domiciled. Subsidiaries’ assets and liabilities are translated to U.S. dollars at year-end exchange rates, while revenues and expenses are translated at average exchange rates during the year. Adjustments that result from translating amounts in a subsidiary’s functional currency and related hedging, net of related tax effects, are reported in stockholders’ equity as a component of accumulated other comprehensive income/(loss). All other translation adjustments are included in earnings. Merrill Lynch uses derivatives to manage the currency exposure arising from activities in non-U.S. subsidiaries. See the Derivatives section for additional information on accounting for derivatives.

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

VIEs — Those entities that do not meet the VRE criteria are generally analyzed for consolidation as either VIEs or prior to January 1, 2010, QSPEs. A VIE is an entity that lacks equity investors or whose equity investors do not have a controlling financial interest in the entity through their equity investments. Merrill Lynch consolidates those VIEs for which it is the primary beneficiary. In accordance with accounting guidance effective January 1, 2010, Merrill Lynch is considered the primary beneficiary when it has a controlling financial interest in a VIE. Merrill Lynch has a controlling financial interest when it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Prior to January 1, 2010, the primary beneficiary was the entity that would absorb a majority of the economic risks and rewards of the VIE, based on an analysis of probability-weighted cash flows. Merrill Lynch reassesses whether it is the primary beneficiary of a VIE on a quarterly basis. The quarterly reassessment process considers whether Merrill Lynch has acquired or divested the power to direct the activities of the VIE through changes in governing documents or other circumstances. The reassessment also considers whether Merrill Lynch has acquired or disposed of a financial interest that could be significant to the VIE, or whether an interest in the VIE has become significant or is no longer significant. The consolidation status of the VIEs with which Merrill Lynch is involved may change as a result of such reassessments.

QSPEs — Prior to January 1, 2010, Merrill Lynch did not consolidate QSPEs. QSPEs are passive entities with significantly limited permitted activities. QSPEs were generally used as securitization vehicles and were limited in the type of assets that they may hold, the derivatives into which they can enter and the level of discretion that they may exercise through servicing activities.

Securitization Activities

In the normal course of business, Merrill Lynch has securitized commercial and residential mortgage loans; municipal, government, and corporate bonds; and other types of financial assets. Merrill Lynch may retain interests in the securitized financial assets by holding notes or other debt instruments issued by the securitization vehicle. In accordance with ASC 860, Transfers and Servicing (“Financial Transfers and Servicing Accounting”), Merrill Lynch recognizes transfers of financial assets where it relinquishes control as sales to the extent of cash and any proceeds received.

Revenue Recognition

Principal transactions revenue includes both realized and unrealized gains and losses on trading assets and trading liabilities, investment securities classified as trading investments and fair value changes associated with certain structured debt. These instruments are recorded at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Gains and losses on sales are recognized on a trade date basis.

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

Contractual interest received and paid, and dividends received on trading assets and trading liabilities, excluding derivatives, are recognized on an accrual basis as a component of interest and dividend revenues and interest expense. Interest and dividends on investment securities are recognized on an accrual basis as a component of interest and dividend revenues. Interest related to loans, notes, and mortgages, securities financing activities and certain short- and long-term borrowings are recorded on an accrual basis as interest revenue or interest expense, as applicable. Contractual interest, if any, on structured notes is recorded as a component of interest expense.

Use of Estimates

In presenting the Consolidated Financial Statements, management makes estimates regarding:

•	Valuations of assets and liabilities requiring fair value estimates;

•	The allowance for credit losses;

•	Determination of other-than-temporary impairments for available-for-sale investment securities;

•	The outcome of litigation;

•	Determining whether VIEs should be consolidated;

•	The realization of deferred taxes and the recognition and measurement of uncertain tax positions;

•	The carrying amount of goodwill and intangible assets;

•	The amortization period of intangible assets with definite lives;

•	Incentive-based compensation accruals and valuation of share-based payment compensation arrangements; and

•	Other matters that affect the reported amounts and disclosure of contingencies in the consolidated financial statements.

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

Fair Value Measurement

Merrill Lynch accounts for a significant portion of its financial instruments at fair value or considers fair value in their measurement. Merrill Lynch accounts for certain financial assets and liabilities at fair value under various accounting literature, including ASC 320, Investments — Debt and Equity Securities (“Investment Accounting”), ASC 815, Derivatives and Hedging (“Derivatives Accounting”), and the fair value option election in accordance with ASC 825-10-25, Financial Instruments — Recognition (the “fair value option election”). Merrill Lynch also accounts for certain assets at fair value under applicable industry guidance, namely ASC 940, Financial Services — Broker and Dealers (“Broker-Dealer Guide”) and ASC 946, Financial Services — Investment Companies (“Investment Company Guide”).

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

Intangible assets with definite lives consist primarily of value assigned to customer relationships. Intangible assets with definite lives are tested for impairment in accordance with ASC 360, Property, Plant, and Equipment, whenever certain conditions exist which would indicate the carrying amount of such assets may not be recoverable. Intangible assets with definitive lives are amortized over their respective estimated useful lives. Intangible assets with indefinite lives consist of value assigned to the Merrill Lynch brand and are tested for impairment in accordance with Goodwill and Intangible Assets Accounting. Intangible assets with indefinite lives are not amortized.

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

Securities Financing Transactions

Merrill Lynch enters into repurchase and resale agreements and securities borrowed and loaned transactions to accommodate customers and earn interest rate spreads (also referred to as “matched-book transactions”), obtain securities for settlement and finance inventory positions. Resale and repurchase agreements are generally accounted for as collateralized financing transactions and may be recorded at their contractual amounts plus accrued interest or at fair value under the fair value option election. In resale and repurchase agreements, typically the termination date of the agreements is before the maturity date of the underlying security. However, in certain situations, Merrill Lynch may enter into agreements where the termination date of the transaction is the same as the maturity date of the underlying security. These transactions are referred to as “repo-to-maturity” transactions. Merrill Lynch enters into repo-to-maturity sales only for high quality, very liquid securities such as U.S. Treasury securities or securities issued by the government-sponsored enterprises (“GSEs”). Merrill Lynch accounts for repo-to-maturity transactions as sales and purchases in accordance with applicable accounting guidance, and accordingly, removes the securities from the Consolidated Balance Sheet and recognizes a gain or loss in the Consolidated Statement of Earnings/(Loss). Repo-to-maturity transactions were not material for the periods presented.

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

Resale and repurchase agreements recorded at their contractual amounts plus accrued interest approximate fair value, as the fair value of these items is not materially sensitive to shifts in market interest rates because of the short-term nature of these instruments and/or variable interest rates or to credit risk because the resale and repurchase agreements are substantially collateralized.

Merrill Lynch may use securities received as collateral for resale agreements to satisfy regulatory requirements such as Rule 15c3-3 of the Securities Exchange Act of 1934.

Securities borrowed and loaned transactions may be recorded at the amount of cash collateral advanced or received plus accrued interest or at fair value under the fair value option election. Securities borrowed transactions require Merrill Lynch to provide the counterparty with collateral in the form of cash, letters of credit, or other securities. Merrill Lynch receives collateral in the form of cash or other securities for securities loaned transactions. For these transactions, the fees received or paid by Merrill Lynch are recorded as interest revenue or expense. The carrying value of securities borrowed and loaned transactions recorded at the amount of cash collateral advanced or received approximates fair value as these items are not materially sensitive to shifts in market interest rates because of their short-term nature and/or variable interest rates or to credit risk because securities borrowed and loaned transactions are substantially collateralized.

For securities financing transactions, Merrill Lynch’s policy is to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under the agreements. To ensure that the market value of the underlying collateral remains sufficient, collateral is generally valued daily and Merrill Lynch may require counterparties to deposit additional collateral or may return collateral pledged when appropriate. Securities financing agreements give rise to negligible credit risk as a result of these collateral provisions, and no allowance for loan losses is considered necessary. Since these instruments are, in general, significantly collateralized by high credit quality and liquid securities, credit risk is considered negligible, and therefore the instruments are managed based on market risk rather than credit risk.

Substantially all securities financing activities are transacted under master repurchase agreements that give Merrill Lynch the right, in the event of default, to liquidate collateral held and to offset receivables and payables with the same counterparty. Merrill Lynch offsets certain repurchase and resale transactions with the same counterparty on the Consolidated Balance Sheets where it has such a master agreement and the transactions have the same maturity date.

All Merrill Lynch-owned securities pledged to counterparties where the counterparty has the right, by contract or custom, to sell or repledge the securities are disclosed parenthetically in trading assets or in investment securities on the Consolidated Balance Sheets.

In transactions where Merrill Lynch acts as the lender in a securities lending agreement and receives securities that can be pledged or sold as collateral, it recognizes an asset on the Consolidated Balance Sheets carried at fair value, representing the securities received (securities received as collateral), and a liability for the same amount, representing the obligation to return those securities (obligation to return securities received as collateral). The amounts on the Consolidated Balance Sheets result from such non-cash transactions.

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

Merrill Lynch regularly (at least quarterly) evaluates each held-to-maturity and available-for-sale security whose fair value has declined below amortized cost to assess whether the decline in fair value is other-than-temporary. A decline in a debt security’s fair value is considered to be other-than-temporary if it is probable that all amounts contractually due will not be collected or Merrill Lynch either plans to sell the security or it is more likely than not that it will be required to sell the security before recovery of its amortized cost. Beginning in 2009, for unrealized losses on debt securities that are deemed other-than-temporary, the credit component of an other-than-temporary impairment is recognized in earnings and the non-credit component is recognized in OCI when Merrill Lynch does not intend to sell the security and it is more likely than not that Merrill Lynch will not be required to sell the security prior to recovery. Prior to January 1, 2009, unrealized losses (both credit and non- credit components) on available-for-sale debt securities that were deemed other-than-temporary were included in current period earnings.

Non-Qualifying Investments

Non-qualifying investments are those investments that are not within the scope of Investment Accounting and primarily include private equity investments accounted for at fair value and other equity securities carried at cost or under the equity method of accounting. Private equity investments that are held for capital appreciation and/or current income are accounted for under the Investment Company Guide and carried at fair value. Additionally, certain private equity investments that are not accounted for under the Investment Company Guide may be carried at fair value under the fair value option election. The fair value of private equity investments reflects expected exit values based upon market prices or other valuation methodologies, including market comparables of similar companies and discounted expected cash flows.

Merrill Lynch has non-controlling investments in the common shares of corporations and in partnerships that do not fall within the scope of Investment Accounting or the Investment Company Guide. Merrill Lynch accounts for these investments using either the cost or the equity method of accounting based on management’s ability to influence the investees. See the Consolidation Accounting section of this Note for more information.

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

For investments accounted for at cost, income is recognized when dividends are received, or the investment is sold. Instruments are periodically tested for impairment based on the guidance provided in Investment Accounting, and the cost basis is reduced when an impairment is deemed other-than-temporary.

Loans, Notes and Mortgages, Net

Merrill Lynch’s lending and related activities include loan originations, syndications and securitizations. Loan originations include corporate and institutional loans, residential and commercial mortgages, asset-backed loans, and other loans to individuals and businesses. Merrill Lynch also engages in secondary market loan trading (see the Trading Assets and Liabilities section of this Note) and margin lending. Loans included in loans, notes, and mortgages are classified for accounting purposes as loans held for investment and loans held for sale. Upon completion of the acquisition of Merrill Lynch by Bank of America, certain loans carried by Merrill Lynch were subject to the requirements of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Acquired Impaired Loan Accounting”).

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

In general, loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, including loans that are individually identified as being impaired, are classified as non-performing unless well-secured and in the process of collection. Commercial loans whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties are considered troubled debt restructurings and are classified as non-performing until the loans have performed for an adequate period of time under the restructured agreement. Interest accrued but not collected is reversed when a commercial loan is considered non-performing. Interest collections on commercial loans for which the ultimate collectability of principal is uncertain are applied as principal reductions; otherwise, such collections are credited to income when received. Commercial loans may be restored to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.

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

Customer receivables and broker dealer receivables include margin loan transactions where Merrill Lynch will typically make a loan to a customer in order to finance the customer’s purchase of securities. These transactions are conducted through margin accounts. In these transactions the customer is required to post collateral in excess of the value of the loan and the collateral must meet marketability criteria. Collateral is valued daily and must be maintained over the life of the loan. Given that these loans are fully collateralized by marketable securities, credit risk is negligible and reserves for loan losses are only required in rare circumstances.

Brokers and Dealers Receivables and Payables

Receivables from brokers and dealers include amounts receivable for securities not delivered by Merrill Lynch to a purchaser by the settlement date (“fails to deliver”), margin deposits and commissions, and net amounts arising from unsettled trades. Payables to brokers and dealers include amounts payable for securities not received by Merrill Lynch from a seller by the settlement date (“fails to receive”). Brokers and dealers receivables and payables also include amounts related to futures contracts on behalf of Merrill Lynch customers as well as net receivables or payables from unsettled trades. Due to their short-term nature, the amounts recognized for brokers and dealers receivables and payables approximate fair value.

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

Depreciation and amortization are computed using the straight-line method. Equipment is depreciated over its estimated useful life, while leasehold improvements are amortized over the lesser of the improvement’s estimated economic useful life or the term of the lease. Maintenance and repair costs are expensed as incurred. Depreciation and amortization expense was $591 million, $729 million and $790 million for 2010, 2009 and 2008, respectively.

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

Deposits

Savings deposits are interest-bearing accounts that have no maturity or expiration date. Certificates of deposit are accounts that have a stipulated maturity and interest rate. However, depositors may recover their funds prior to the stated maturity but may pay a penalty to do so. In certain cases, Merrill Lynch enters into interest rate swaps to hedge the fair value risk in these deposits. The carrying amount of deposits approximates fair value amounts.

Short- and Long-Term Borrowings

Short and long-term borrowings are carried at either the principal amount borrowed, net of unamortized discounts or premiums, adjusted for the effects of fair value hedges or fair value under the fair value option election.

Merrill Lynch issues structured debt instruments that have coupons or repayment terms linked to the performance of debt or equity securities, indices, currencies, or commodities, generally referred to as hybrid debt instruments or structured notes. The contingent payment components of these obligations may meet the definition in Derivatives Accounting of an embedded derivative. Structured notes are generally accounted for under the fair value option election.

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

New Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued new disclosure guidance on financing receivables and the allowance for credit losses. The new guidance requires further disaggregation of existing disclosures of loans and the allowance for credit losses by portfolio segment and class, and also requires new disclosures about credit quality, impaired loans, and past due and non accrual loans. The additional disclosures include more information, by type of receivable, on credit quality indicators, including aging and significant purchases and sales. These new disclosures are effective for the year ended December 31, 2010, although the disclosures of reporting period activity will first be effective for the first quarter of 2011. This new accounting guidance does not change the accounting model for a loan portfolio or the allowance for credit losses; accordingly, it will have no impact on Merrill Lynch’s consolidated financial position or results of operations.

In March 2010, the FASB issued new accounting guidance on embedded credit derivatives. This new accounting guidance clarifies the scope exception for embedded credit derivatives and defines which embedded credit derivatives are required to be evaluated for bifurcation and separate accounting, and applies to those instruments not accounted for as trading securities. In addition, the guidance effectively extends the Derivatives Accounting disclosure requirement for credit derivatives to all securities with potential embedded derivative features regardless of the accounting treatment. This new accounting guidance was effective on July 1, 2010. The adoption of this new guidance did not have a material impact on Merrill Lynch’s consolidated financial position or results of operations. The additional disclosures required by this new guidance are included in Note 6.

On January 1, 2010, Merrill Lynch adopted new accounting guidance on transfers of financial assets and consolidation of VIEs. This new accounting guidance revises sale accounting criteria for transfers of financial assets, including the elimination of the concept of and accounting for QSPEs, and significantly changes the criteria by which an enterprise determines whether it must consolidate a VIE. The adoption of this new accounting guidance resulted in the consolidation of certain VIEs that previously were QSPEs and VIEs that were not recorded on Merrill Lynch’s Consolidated Balance Sheet prior to January 1, 2010. See Note 9 for the initial impact of the new Consolidation Accounting guidance on Merrill Lynch’s Consolidated Balance Sheet. Application of the new consolidation guidance has been deferred indefinitely for certain investment funds managed on behalf of third parties if Merrill Lynch does not have an obligation to fund losses that could potentially be significant to these funds. Any funds meeting the deferral requirements will continue to be evaluated for consolidation in accordance with the prior guidance.

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

In April 2009, the FASB amended Business Combinations Accounting, whereby assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing guidance. This new guidance was effective for new acquisitions consummated on or after January 1, 2009. Bank of America applied this guidance to its January 1, 2009 acquisition of Merrill Lynch, and the effects of the adoption were not material to these Consolidated Financial Statements.

Note 2.  Transactions with Bank of America

Merrill Lynch has entered into various transactions with Bank of America, primarily to integrate certain activities within either Bank of America or Merrill Lynch. Transactions with Bank of America also include various asset and liability transfers and transactions associated with intercompany sales and trading and financing activities.

Sale of U.S. Banks to Bank of America

During 2009, Merrill Lynch sold Merrill Lynch Bank USA (“MLBUSA”) and Merrill Lynch Bank & Trust Co., FSB (“MLBT-FSB”) to a subsidiary of Bank of America. In both transactions, Merrill Lynch sold the shares of the respective entity to Bank of America. The sale price of each entity was equal to its net book value as of the date of transfer. Consideration for the sale of MLBUSA was in the form of an $8.9 billion floating rate demand note payable from Bank of America to Merrill Lynch, while MLBT-FSB was sold for cash of approximately $4.4 billion. The demand note received by Merrill Lynch in connection with the MLBUSA sale had a stated market interest rate at the time of sale.

The MLBUSA sale was completed on July 1, 2009, and the sale of MLBT-FSB was completed on November 2, 2009. After each sale was completed, MLBUSA and MLBT-FSB were merged into Bank of America, N.A., a subsidiary of Bank of America.

Acquisition of Banc of America Investment Services, Inc. (“BAI”) from Bank of America

In October 2009, Bank of America contributed the shares of BAI, one of its wholly-owned broker-dealer subsidiaries, to ML & Co. Subsequent to the transfer, BAI was merged into MLPF&S. The net amount contributed by Bank of America to ML & Co. was equal to BAI’s net book value of approximately $263 million as of the date of transfer. In accordance with Business Combinations Accounting, Merrill Lynch’s Consolidated Financial Statements include the results of BAI as if the contribution from Bank of America had occurred on January 1, 2009, the date at which both entities were first under the common control of Bank of America.

Merger with BASH

See Note 1 — “Merger with BASH” for further information on this transaction.

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

Other Related Party Transactions

Merrill Lynch has entered into various other transactions with Bank of America, primarily in connection with certain sales and trading and financing activities. Details on amounts receivable from and payable to Bank of America as of December 31, 2010 and December 31, 2009 are presented below.

Receivables from Bank of America are comprised of:

(dollars in millions)

	December 31, 2010	December 31, 2009

Cash and cash equivalents	$14,471	$8,268
Cash and securities segregated for regulatory purposes	5,508	3,666
Receivables under resale agreements	31,053	46,608
Trading assets	643	699
Net intercompany funding receivable	7,305	5,778
Other receivables	1,460	4,059
Other assets	215	117

Total	$60,655	$69,195

Payables to Bank of America are comprised of:

(dollars in millions)

	December 31, 2010	December 31, 2009

Payables under repurchase agreements	$12,890	$14,025
Payables under securities loaned transactions	2,352	5,957
Short term borrowings	1,901	2,400
Deposits	33	35
Trading liabilities	520	718
Other payables	2,746	5,595
Long term borrowings(1)	2,579	3,731

Total	$23,021	$32,461

(1)	Amounts are subordinated borrowings from Bank of America (see Note 12).

Total net revenues and non-interest expenses related to transactions with Bank of America for the year ended December 31, 2010 were $906 million and $679 million, respectively. Net revenues for the year ended December 31, 2010 included a realized gain of approximately $280 million from the sale of approximately $11 billion of available-for-sale securities and a gain of approximately $600 million from the sale of Bloomberg Inc. notes receivable to Bank of America as discussed below. Total net revenues and non-interest expenses related to transactions with Bank of America for the year ended December 31, 2009 were $1.5 billion and $689 million, respectively. Net revenues for the year ended December 31, 2009 included $430 million of investment banking revenue from underwriting an equity issuance for Bank of America during the fourth quarter of 2009.

In July 2008, Merrill Lynch sold its 20% ownership stake in Bloomberg, L.P. to Bloomberg Inc. A portion of the consideration received was notes issued by Bloomberg Inc., the general partner and owner of substantially all of Bloomberg, L.P. The notes represent senior unsecured obligations of Bloomberg Inc. In December 2010, Merrill Lynch sold the Bloomberg Inc. notes to Bank of America at fair value and recorded a gain of approximately $600 million.

Bank of America has guaranteed the performance of Merrill Lynch on certain derivative transactions (see Note 6). Bank of America has also guaranteed certain debt securities, warrants and/or other certificates and obligations of certain subsidiaries of ML & Co. (see Note 12).

Note 3.  Segment and Geographic Information

Segment Information

Prior to the acquisition by Bank of America, Merrill Lynch’s operations were organized and reported as two operating segments in accordance with the criteria in ASC 280, Segment Reporting (“Segment Reporting”): Global Markets and Investment Banking and Global Wealth Management.

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

The information that follows, in management’s judgment, provides a reasonable representation of each region’s contribution to the consolidated net revenues:

(dollars in millions)

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2010	December 31, 2009	December 26, 2008(3)(4)

Revenues, net of interest expense
Europe, Middle East, and Africa	$4,500	$5,841	$(2,390)
Pacific Rim	2,244	2,136	69
Latin America	1,072	823	1,237
Canada	207	242	161

Total Non-U.S.	8,023	9,042	(923)
United States(1)(2)	19,848	20,477	(11,670)

Total revenues, net of interest expense	$27,871	$29,519	$(12,593)

(1)	U.S. results for the year ended December 31, 2010 and December 31, 2009 included losses of $0.1 billion and $5.2 billion, respectively, due to the impact of the changes in Merrill Lynch’s credit spreads on the carrying values of certain long-term borrowings, primarily structured notes.
(2)	Corporate net revenues and adjustments are reflected in the U.S. region.
(3)	The EMEA 2008 results included net losses of $4.3 billion primarily related to residential and commercial mortgage-related exposures.
(4)	The U.S. 2008 results included net losses of $21.5 billion, primarily related to credit valuation adjustments related to hedges with financial guarantors, losses from asset-backed collateralized debt obligations (“ABS CDOs”), losses from residential and commercial mortgage-related exposures, other than temporary impairment charges recognized in the investment securities portfolio, and losses on leveraged finance loans and commitments. These losses were partially offset by gains of $5.1 billion that resulted from the widening of Merrill Lynch’s credit spreads on the carrying value of certain long-term borrowings, primarily structured notes, and a $4.3 billion net gain related to the sale of Merrill Lynch’s ownership stake in Bloomberg L.P.

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

Transfers between Level 1 and Level 2 assets and liabilities were not significant for the year ended December 31, 2010.

Valuation Techniques

The following outlines the valuation methodologies for Merrill Lynch’s material categories of assets and liabilities:

U.S. Government and agencies

U.S. treasury securities U.S. treasury securities are valued using quoted market prices and are generally classified as Level 1 in the fair value hierarchy.

U.S. agency securities U.S. agency securities are comprised of two main categories consisting of agency issued debt and mortgage pass-throughs. The fair value of agency issued debt securities is derived using market prices and recent trade activity gathered from independent dealer pricing services or brokers. Mortgage pass-throughs include To-be-announced (“TBA”) securities and mortgage pass-through certificates. TBA securities are generally valued using quoted market prices. The fair value of mortgage pass-through certificates is model driven based on the comparable TBA security. Agency issued debt securities and mortgage pass-throughs are generally classified as Level 2 in the fair value hierarchy.

Non-U.S. governments and agencies

Sovereign government obligations Sovereign government obligations are valued using quoted prices in active markets when available. To the extent quoted prices are not available, fair value is determined based on reference to recent trading activity and quoted prices of similar securities. These securities are generally classified in Level 1 or Level 2 in the fair value hierarchy, primarily based on the issuing country.

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

The fair value of OTC derivatives is derived using market prices and other market based pricing parameters such as interest rates, currency rates and volatilities that are observed directly in the market or gathered from independent sources such as dealer consensus pricing services or brokers. Where models are used, they are used consistently and reflect the contractual terms of and specific risks inherent in the contracts. Generally, the models do not require a high level of subjectivity since the valuation techniques used in the models do not require significant judgment and inputs to the models are readily observable in active markets. When appropriate, valuations are adjusted for various factors such as liquidity and credit considerations based on available market evidence. In addition, for most collateralized interest rate and currency derivatives the requirement to pay interest on the collateral may be considered in the valuation. The majority of OTC derivative contracts are classified as Level 2 in the fair value hierarchy.

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

Recurring Fair Value

The following tables present Merrill Lynch’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009, respectively.

(dollars in millions)
	Fair Value Measurements on a Recurring Basis
	as of December 31, 2010
				Netting
	Level 1	Level 2	Level 3	Adj(1)	Total

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations:
Corporate debt	$-	$306	$-	$-	$306
Non-U.S. governments and agencies	1,652	1,402	-	-	3,054
U.S. government and agencies	1,419	1,413	-	-	2,832

Total securities segregated for regulatory purposes or deposited with clearing organizations	3,071	3,121	-	-	6,192

Receivables under resale agreements	-	51,132	-	-	51,132
Receivables under securities borrowed transactions	-	1,672	-	-	1,672
Trading assets, excluding derivative contracts:
Equities	20,458	7,673	170	-	28,301
Convertible debentures	-	5,903	-	-	5,903
Non-U.S. governments and agencies	18,393	3,612	243	-	22,248
Corporate debt	-	22,300	4,605	-	26,905
Preferred stock	-	511	287	-	798
Mortgages, mortgage-backed and asset-backed	-	5,247	5,747	-	10,994
U.S. government and agencies	7,152	34,226	-	-	41,378
Municipals and money markets	732	11,102	2,327	-	14,161
Physical commodities and other	-	598	-	-	598

Total trading assets, excluding derivative contracts	46,735	91,172	13,379	-	151,286

Derivative contracts(2)	1,622	590,020	14,359	(566,630)	39,371
Investment securities available-for-sale:
U.S. treasury securities and agency debentures	430	-	-	-	430
Mortgage-backed securities — residential MBS	-	3,869	-	-	3,869
Mortgage-backed securities — agency CMOs	-	61	-	-	61
Mortgage-backed securities — non-agency MBSs	-	518	213	-	731

Total investment securities available-for-sale	430	4,448	213	-	5,091

Investment securities non-qualifying	2,792	690	3,394		6,876

Total investment securities	3,222	5,138	3,607	-	11,967

Securities received as collateral	19,471	892	-	-	20,363
Loans, notes and mortgages	-	1,423	1,891	-	3,314
Liabilities:
Payables under repurchase agreements	-	37,394	-	-	37,394
Short-term borrowings	-	6,472	-	-	6,472
Trading liabilities, excluding derivative contracts:
Equities	11,706	914	-	-	12,620
Convertible debentures	-	1,406	-	-	1,406
Non-U.S. governments and agencies	14,748	957	-	-	15,705
Corporate debt	-	9,500	-	-	9,500
U.S. government and agencies	19,860	4,887	-	-	24,747
Municipals, money markets and other	224	347			571

Total trading liabilities, excluding derivative contracts	46,538	18,011	-	-	64,549

Derivative contracts(2)	1,142	590,138	7,991	(567,074)	32,197
Obligation to return securities received as collateral	19,471	892			20,363
Other payables — interest and other	-	39	126	-	165
Long-term borrowings	-	36,818	2,396	-	39,214

(1)	Represents counterparty and cash collateral netting.

(2)	Refer to Note 6 for product level detail.

Level 3 derivative contracts (assets) relate to derivative positions on U.S. ABS CDOs and other mortgage products of $5.7 billion, $4.1 billion of other credit derivatives that incorporate unobservable model valuation inputs, and $4.5 billion of equity, currency, interest rate and commodity derivatives that are long-dated and/or have unobservable model valuation inputs (e.g., unobservable correlation).

Level 3 non-qualifying investment securities primarily relate to certain private equity positions.

Level 3 loans, notes and mortgages primarily relate to residential mortgage and corporate loans.

Level 3 derivative contracts (liabilities) relate to derivative positions on U.S. ABS CDOs and other mortgage products of $2.2 billion, $2.0 billion of other credit derivatives that incorporate unobservable model valuation inputs, and $3.8 billion of equity, currency, interest rate and commodity derivatives that are long-dated and/or have unobservable model valuation inputs (e.g., unobservable correlation).

Level 3 long-term borrowings primarily relate to equity-linked structured notes of $1.9 billion that are long-dated and/or have unobservable model valuation inputs (e.g., unobservable correlation).

(dollars in millions)
	Fair Value Measurements on a Recurring Basis
	as of December 31, 2009
				Netting
	Level 1	Level 2	Level 3	Adj(1)	Total

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations:
Mortgages, mortgage-backed and asset-backed	$-	$5,525	$-	$-	$5,525
Corporate debt	-	579	-	-	579
Non-U.S. governments and agencies	946	893	-	-	1,839
U.S. government and agencies	1,046	1,541	-	-	2,587

Total securities segregated for regulatory purposes or deposited with clearing organizations	1,992	8,538	-	-	10,530

Receivables under resale agreements	-	53,462	-	-	53,462
Receivables under securities borrowed transactions	-	2,888	-	-	2,888
Trading assets, excluding derivative contracts:
Equities	23,101	6,645	351	-	30,097
Non-U.S. governments and agencies	17,407	2,734	1,142	-	21,283
Convertible debentures	-	4,922	117	-	5,039
Corporate debt	-	22,646	6,673	-	29,319
Preferred stock(2)	-	436	562	-	998
Mortgages, mortgage-backed and asset-backed	-	5,828	7,294	-	13,122
U.S. government and agencies	6,652	26,027	-	-	32,679
Municipals and money markets	798	8,531	2,148	-	11,477
Physical commodities and other	-	651	-	-	651

Total trading assets, excluding derivative contracts	47,958	78,420	18,287	-	144,665

Derivative contracts	2,226	658,640	17,939	(628,839)	49,966
Investment securities available-for-sale:
Mortgage-backed securities — agency collateralized mortgage obligations	-	9,688	-	-	9,688
Mortgage-backed securities — non-agency MBSs	-	1,132	473	-	1,605

Total investment securities available-for-sale	-	10,820	473	-	11,293

Investment securities non-qualifying	2,027	493	3,696	-	6,216

Total investment securities	2,027	11,313	4,169	-	17,509

Securities received as collateral	15,780	597	-	-	16,377
Loans, notes and mortgages	-	654	4,115	-	4,769

(dollars in millions)
	Fair Value Measurements on a Recurring Basis
	as of December 31, 2009
				Netting
	Level 1	Level 2	Level 3	Adj(1)	Total

Liabilities:
Payables under repurchase agreements	$-	$37,717	$-	$-	$37,717
Short-term borrowings	-	813	-	-	813
Trading liabilities, excluding derivative contracts:
Equities	12,051	1,106	-	-	13,157
Convertible debentures	-	534	-	-	534
Non-U.S. governments and agencies	12,028	430	386	-	12,844
Corporate debt	7	5,885	-	-	5,892
U.S. government and agencies	12,370	4,498	-	-	16,868
Municipals, money markets and other	273	493	-	-	766

Total trading liabilities, excluding derivative contracts	36,729	12,946	386	-	50,061

Derivative contracts	1,732	662,942	11,073	(640,309)	35,438
Obligation to return securities received as collateral	15,780	597	-	-	16,377
Other payables — interest and other	-	54	186	-	240
Long-term borrowings	-	42,357	4,683	-	47,040

(1)	Represents counterparty and cash collateral netting.

(2)	Primarily represents auction rate securities.

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

The following tables provide a summary of changes in Merrill Lynch’s Level 3 financial assets and liabilities for the years ended December 31, 2010, December 31, 2009 and December 26, 2008.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Successor Company
	Year Ended December 31, 2010
		Total Realized and Unrealized			Total Realized		Purchases,
		Gains or (Losses) included in Income			and Unrealized Gains	Unrealized	Issuances
	Beginning	Principal	Other		or (Losses)	Gains to	and	Transfers	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	OCI	Settlements	In	Out	Balance

Assets:
Trading assets, excluding derivative contracts:
Equities	$351	$(17)	$-	$-	$(17)	$-	$(167)	$130	$(127)	$170
Non-U.S. governments and agencies	1,142	(143)	-	-	(143)	-	(144)	103	(715)	243
Corporate debt	6,790	398	-	-	398	-	(2,271)	965	(1,277)	4,605
Preferred stock	562	(34)	-	-	(34)	-	(204)	-	(37)	287
Mortgages, mortgage-backed and asset-backed	7,294	253	-	-	253	-	(1,793)	390	(397)	5,747
Municipals and money markets	2,148	112	-	-	112	-	(1,054)	1,234	(113)	2,327

Total trading assets, excluding derivative contracts	18,287	569	-	-	569	-	(5,633)	2,822	(2,666)	13,379

Derivative contracts, net	6,866	(1,173)	-	-	(1,173)	-	648	691	(664)	6,368
Investment securities available-for-sale :
Mortgage-backed securities — non-agency MBSs	473	-	(96)	31	(65)	(36)	(224)	77	(12)	213

Total investment securities available-for-sale	473	-	(96)	31	(65)	(36)	(224)	77	(12)	213

Investment securities non-qualifying	3,696	-	1,437	-	1,437	-	(1,540)	-	(199)	3,394

Total investment securities	4,169	-	1,341	31	1,372	(36)	(1,764)	77	(211)	3,607

Loans, notes and mortgages	4,115	-	133	144	277	-	(2,420)	28	(109)	1,891
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	386	23	-	-	23	-	17	-	(380)	-

Total trading liabilities, excluding derivative contracts	386	23	-	-	23	-	17	-	(380)	-

Other payables - interest and other	186	-	44	-	44	-	(16)	-	-	126
Long-term borrowings	4,683	676	41	-	717	-	(1,254)	1,353	(1,669)	2,396

Net losses in principal transactions related to derivative contracts, net were primarily due to credit spreads tightening on short CMBS-linked positions and valuation changes on correlation and long-dated equity derivative positions.

Other revenue related to investment securities non-qualifying primarily represents net gains on certain private equity investments.

Decreases in purchases, issuances and settlements of corporate debt primarily relates to the sale and redemption of certain positions (e.g., corporate ARS). Decreases in purchases, issuances and settlements related to mortgages, mortgage-backed and asset-backed securities primarily relates to the termination and redemption of certain positions during the fourth quarter of 2010. Decreases in purchases, issuances and settlements related to municipals and money markets primarily relates to the sale of municipal ARS during the fourth quarter of 2010. Decreases in purchases, issuances and settlements related to investment securities non-qualifying relates to the settlement of certain private equity investments. Decreases in purchases, issuances and settlements related to loans, notes and mortgages primarily relates to sales and repayments of some sizable positions and portfolios during the first and second quarters of 2010 in addition to sales and the deconsolidation of certain loan VIEs during the fourth quarter of 2010. Decreases in purchases, issuances and settlements related to long-term borrowings relates to the deconsolidation of certain loan VIEs during the fourth quarter of 2010.

Transfers in for corporate debt primarily relates to reduced price transparency for certain corporate bond positions. Transfers in for municipals and money markets relates to reduced price transparency (e.g., lower trading activity) for municipal ARS. Transfers out for corporate debt primarily relates to increased price testing coverage for certain positions. Transfers in and transfers out related to long-term borrowings are primarily due to changes in the impact of unobservable inputs on the value of certain equity-linked structured notes.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Successor Company
	Year Ended December 31, 2009
		Total Realized and Unrealized Gains or			Total Realized and		Purchases,
		(Losses) included in Income			Unrealized Gains	Unrealized	Issuances
	Beginning	Principal	Other		or (Losses)	Gains to	and	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	OCI	Settlements	In (out)	Balance

Assets:
Trading assets, excluding derivative contracts:
Equities	$660	$(202)	$-	$-	$(202)	$-	$234	$(341)	$351
Non-U.S. governments and agencies	30	136	-	-	136	-	174	802	1,142
Corporate debt & convertible debentures	11,286	553	-	-	553	-	(898)	(4,151)	6,790
Preferred stock	3,344	(191)	-	-	(191)	-	(2,696)	105	562
Mortgages, mortgage-backed and asset-backed	8,246	(441)	-	-	(441)	-	1,666	(2,177)	7,294
Municipals and money markets	798	(27)	-	-	(27)	-	1,390	(13)	2,148

Total trading assets, excluding derivative contracts	24,364	(172)	-	-	(172)	-	(130)	(5,775)	18,287

Derivative contracts, net	2,307	(2,209)	-	-	(2,209)	-	1,910	4,858	6,866
Investment securities available-for-sale :
Mortgage-backed securities — residential non-agency MBSs	350	-	(449)	178	(271)	41	(1,859)	2,212	473

Total investment securities available-for-sale	350	-	(449)	178	(271)	41	(1,859)	2,212	473

Investment securities non-qualifying	2,761	-	1,029	-	1,029	-	(103)	9	3,696

Total investment securities	3,111	-	580	178	758	41	(1,962)	2,221	4,169

Loans, notes and mortgages	359	-	710	88	798	-	(2,931)	5,889	4,115
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	-	(38)	-	-	(38)	-	-	348	386

Other payables - interest and other	-	-	754	-	754	-	(358)	1,298	186
Long-term borrowings	7,480	(2,083)	(227)	-	(2,310)	-	(829)	(4,278)	4,683

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

Net transfers out for mortgages, mortgage-backed and asset-backed securities primarily relates to increased price transparency (e.g., trading activity and external vendor quotes) for certain U.S. ABS CDOs. Net transfers out for corporate debt primarily relates to the reclassification in the first quarter of 2009 of certain loans from trading assets to loans, notes and mortgages held for investment, which are not measured at fair value. Net transfers in for net derivative contracts primarily relates to decreased price observability for certain underlying U.S. ABS CDOs and other mortgage positions. Net transfers in for available-for-sale mortgage-backed securities — residential non agency is the result of reduced price transparency. Net transfers in for loans, notes and mortgages relates to the fair value option election by Merrill Lynch for certain mortgage, corporate and leveraged loans as a result of its acquisition by Bank of America. Net transfers in for other payables — interest and other relates to the fair value option election by Merrill Lynch for certain loan commitments as a result of its acquisition by Bank of America. Net transfers out for long-term borrowings were primarily due to decreases in the significance of unobservable pricing inputs for certain equity linked notes.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Predecessor Company
	Year Ended December 26, 2008
					Total Realized
		Total Realized and Unrealized Gains or (Losses)			and Unrealized		Purchases,
		included in Income			Gains or (Losses)	Unrealized	Issuances
	Beginning	Principal	Other		included	Gains to	and	Transfers	Transfers	Ending
	Balance	Transactions	Revenue	Interest	in Income	OCI	Settlements	In	Out	Balance

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations	$84	$-	$-	$1	$1	$-	$(79)	$-	$(6)	$-
Trading assets	9,773	(5,460)	-	122	(5,338)	-	10,114	7,571	-	22,120
Derivative contracts, net	(9,069)	(11,955)	-	5	(11,950)	-	26,187	-	(2,861)	2,307
Investment securities	5,491	(1,021)	(1,535)	-	(2,556)	-	426	-	(82)	3,279
Loans, notes and mortgages	63	-	(105)	(8)	(113)	-	399	10	-	359
Liabilities:
Long-term borrowings	4,765	5,582	285	-	5,867	-	1,198	7,384	-	7,480

The following tables provide the portion of gains or losses included in income for years ended December 31, 2010, December 31, 2009 and December 26, 2008 attributable to unrealized gains or losses relating to those Level 3 assets and liabilities held at December 31, 2010, December 31, 2009 and December 26, 2008, respectively.

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3
	Assets and Liabilities Still Held
	Successor Company
	Year Ended December 31, 2010
	Principal	Other
	Transactions	Revenue	Interest	Total

Assets:
Trading assets, excluding derivative contracts:
Equities	$(29)	$-	$-	$(29)
Non-U.S. governments and agencies	(144)	-	-	(144)
Corporate debt	136	-	-	136
Preferred stock	(36)	-	-	(36)
Mortgages, mortgage-backed and asset-backed	136	-	-	136
Municipals and money markets	88	-	-	88

Total trading assets, excluding derivative contracts	151	-	-	151

Derivative contracts, net	(770)	-	-	(770)
Investment securities available-for-sale:
Mortgage-backed securities - non-agency MBSs	-	(47)	31	(16)

Total investment securities available-for-sale	-	(47)	31	(16)

Investment securities non-qualifying	-	20	-	20

Total investment securities	-	(27)	31	4

Loans, notes and mortgages	-	199	-	199
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	52	-	-	52

Total trading liabilities, excluding derivative contracts	52	-	-	52

Other payables — interest and other	-	42	-	42
Long-term borrowings	585	43	-	628

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3
	Assets and Liabilities Still Held
	Successor Company
	Year Ended December 31, 2009
	Principal	Other
	Transactions	Revenue	Interest	Total

Assets:
Trading assets, excluding derivative contracts:
Equities	$(179)	$-	$-	$(179)
Non-U.S. governments and agencies	137	-	-	137
Corporate debt & convertible debentures	192	-	-	192
Preferred stock	(155)	-	-	(155)
Mortgages, mortgage-backed and asset-backed	(371)	-	-	(371)
Municipals and money markets	(26)	-	-	(26)

Total trading assets, excluding derivative contracts	(402)	-	-	(402)

Derivative contracts, net	(2,030)	-	-	(2,030)
Investment securities available-for-sale:
Mortgage-backed securities - non-agency MBSs	-	(258)	178	(80)

Total investment securities available-for-sale	-	(258)	178	(80)

Investment securities non-qualifying	-	1,057	-	1,057

Total investment securities	-	799	178	977

Loans, notes and mortgages	-	856	-	856
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	(38)	-	-	(38)

Total trading liabilities, excluding derivative contracts	(38)	-	-	(38)

Other payables — interest and other	-	782	-	782
Long-term borrowings	(2,303)	(225)	-	(2,528)

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

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3
	Assets and Liabilities Still Held
	Predecessor Company
	Year Ended December 26, 2008
	Principal	Other
	Transactions	Revenue	Interest	Total

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations	$-	$-	$1	$1
Trading assets	(4,945)	-	83	(4,862)
Derivative contracts, net	114	-	5	119
Investment Securities	(964)	(1,523)	-	(2,487)
Loans, notes and mortgages	-	(94)	(8)	(102)
Liabilities:
Long-term borrowings	5,221	285	-	5,506

Non-recurring Fair Value

Certain assets and liabilities are measured at fair value on a non-recurring basis and are not included in the tables above. These assets and liabilities primarily include loans and loan commitments held for sale that are reported at lower of cost or fair value and loans held for investment that were initially measured at cost and have been written down to fair value as a result of an impairment. The following tables show the fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2010 and December 31, 2009, respectively.

(dollars in millions)
	Non-Recurring Basis				Gains/(Losses)
	as of December 31, 2010				Year Ended
	Level 1	Level 2	Level 3	Total	December 31, 2010

Assets:
Investment securities non-qualifying	$-	$-	$85	$85	$(32)
Loans, notes and mortgages	-	25	1,280	1,305	(19)
Other assets	-	10	35	45	(26)
Liabilities:
Other payables — interest and other	-	-	31	31	8

(dollars in millions)
	Non-Recurring Basis				Gains/(Losses)
	as of December 31, 2009				Year Ended
	Level 1	Level 2	Level 3	Total	December 31, 2009

Assets:
Investment securities non-qualifying	$-	$-	$182	$182	$(43)
Loans, notes and mortgages	-	524	2,671	3,195	(101)
Other assets	-	-	210	210	(225)
Liabilities:
Other payables — interest and other	-	-	39	39	38

Loans, notes, and mortgages includes held for sale loans that are carried at the lower of cost or fair value and for which the fair value was below the cost basis at December 31, 2010 and December 31, 2009. Loans, notes and mortgages also includes certain impaired held for investment loans where an allowance for loan losses has been calculated based upon the fair value of the loans or collateral. Level 3 loans, notes and mortgages as of December 31, 2010 and December 31, 2009 primarily relate to commercial real estate loans that are classified as held for sale where there continues to be significant illiquidity in the loan trading and securitization markets.

Other payables — interest and other includes amounts recorded for loan commitments at the lower of cost or fair value where the funded loan will be held for sale.

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

The following tables provide information about the line items in the Consolidated Statements of Earnings/(Loss) where changes in fair values of assets and liabilities, for which the fair value option election has been made, are included for the years ended December 31, 2010, December 31, 2009 and December 26, 2008.

(dollars in millions)
	Successor Company
	Changes in Fair Value For the Year Ended			Changes in Fair Value For the Year
	December 31, 2010, for Items Measured at			Ended December 31, 2009, for Items
	Fair Value Pursuant to the Fair Value			Measured at Fair Value Pursuant to the
	Option Election			Fair Value Option Election
	Gains/	Gains/	Total	Gains/	Gains/	Total
	(losses)	(losses)	Changes	(losses)	(losses)	Changes
	Principal	Other	in Fair	Principal	Other	in Fair
	Transactions	Revenues	Value	Transactions	Revenues	Value

Assets:
Receivables under resale agreements	$(34)	$-	$(34)	$(356)	$-	$(356)
Investment securities	-	107	107	379	(177)	202
Loans, notes and mortgages	-	290	290	-	839	839
Liabilities:
Payables under repurchase agreements	13	-	13	162	-	162
Short-term borrowings	110	-	110	(242)	6	(236)
Other payables — interest and other	-	13	13	-	761	761
Long-term borrowings(1)	357	(115)	242	(9,121)	(33)	(9,154)

(1)	Other revenues primarily represent fair value changes on non-recourse long-term borrowings issued by consolidated VIEs.

(dollars in millions)
	Predecessor Company
	Changes in Fair Value For the Year Ended
	December 26, 2008, for Items Measured at
	Fair Value Pursuant to the Fair Value Option Election
	Gains/	Gains/	Total
	(losses)	(losses)	Changes
	Principal	Other	in Fair
	Transactions	Revenues	Value

Assets:
Receivables under resale agreements	$190	$-	$190
Investment securities	(1,637)	(923)	(2,560)
Loans, notes and mortgages	(87)	(11)	(98)
Liabilities:
Payables under repurchase agreements	(54)	-	(54)
Short-term borrowings	(438)	-	(438)
Long-term borrowings(1)	15,938	1,709	17,647

(1)	Other revenues primarily represent fair value changes on non-recourse long-term borrowings issued by consolidated VIEs.

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

Loans, notes and mortgages and loan commitments

Merrill Lynch made the fair value option election for certain corporate loans because the loans are risk managed on a fair value basis. Upon the acquisition of Merrill Lynch by Bank of America, Merrill Lynch also made the fair value option election for certain mortgage, corporate, and leveraged loans and loan commitments. The changes in the fair value of these loans that was attributable to changes in borrower-specific credit risk were immaterial for the year ended December 31, 2010, and were gains of $560 million, and losses of $77 million for the years ended December 31, 2009 and December 26, 2008, respectively.

The aggregate fair value of loans, notes and mortgages for which the fair value option election has been made that were 90 days or more past due was $32 million and $425 million at December 31, 2010 and December 31, 2009 respectively. The aggregate fair value of loans, notes, and mortgages that were in non-accrual status was $32 million and $448 million at December 31, 2010 and December 31, 2009, respectively. At December 31, 2010 and December 31, 2009, the unpaid principal amount due exceeded the aggregate fair value of such loans, notes and mortgages that are 90 days or more past due and/or in non-accrual status by $173 million and $553 million, respectively.

Short-term and long-term borrowings

Merrill Lynch elected the fair value option for certain short-term and long-term borrowings that are risk managed on a fair value basis, including structured notes, and for which hedge accounting under Derivatives Accounting had been difficult to obtain. The majority of the fair value changes on long-term borrowings is from structured notes with coupon or repayment terms that are linked to the performance of debt and equity securities, indices, currencies or commodities. Excluding (losses) for the years ended December 31, 2010 and December 31, 2009 and gains for the year ended December 26, 2008 related to changes in Merrill Lynch’s credit spreads, the majority of the (losses)/gains for the respective periods are offset by gains/(losses) on derivatives that economically hedge these borrowings and that are accounted for at fair value under Derivatives Accounting. The changes in the fair value of liabilities for which the fair value option election was made that were attributable to changes in Merrill Lynch’s credit spreads were losses of approximately $0.1 billion for the year ended December 31, 2010, losses of $5.2 billion for the year ended December 31, 2009, and gains of $5.1 billion for the year ended December 28, 2008, respectively. Changes in Merrill Lynch specific credit risk are derived by isolating fair value changes due to changes in Merrill Lynch’s credit spreads as observed in the secondary cash market.

The fair value option election was also made for certain non-recourse long-term borrowings and secured borrowings issued by consolidated VIEs. The fair value of these borrowings is not materially affected by changes in Merrill Lynch’s creditworthiness.

The following tables present the difference between fair values and the aggregate contractual principal amounts of receivables under resale agreements, receivables under securities borrowed transactions, loans, notes, and mortgages and long-term borrowings for which the fair value option election has been made as of December 31, 2010 and December 31, 2009, respectively.

(dollars in millions)
		Principal
	Fair Value	Amount
	at	Due Upon
	December 31, 2010	Maturity	Difference

Assets:
Receivables under resale agreements	$51,132	$50,836	$296
Receivables under securities borrowed transactions	1,672	1,672	-
Loans, notes and mortgages	3,190	4,518	(1,328)
Liabilities:
Long-term borrowings(1)	39,214	43,014	(3,800)

(1)	The majority of the difference relates to the impact of the widening of Merrill Lynch’s credit spreads and the change in fair value of non-recourse debt issued by consolidated VIEs.

(dollars in millions)

		Principal
	Fair Value	Amount
	at	Due Upon
	December 31, 2009	Maturity	Difference

Assets:
Receivables under resale agreements	$53,462	$53,176	$286
Receivables under securities borrowed transactions	2,888	2,888	-
Loans, notes and mortgages	4,649	7,236	(2,587)
Liabilities:
Long-term borrowings(1)	47,040	50,543	(3,503)

(1)	The majority of the difference relates to the impact of the widening of Merrill Lynch’s credit spreads, the change in fair value of non-recourse debt, and zero coupon notes issued at a substantial discount from the principal amount.

Trading Risk Management

Trading activities subject Merrill Lynch to market and credit risks. These risks are managed in accordance with established risk management policies and procedures. On January 1, 2009, pursuant to the acquisition of Merrill Lynch by Bank of America, Merrill Lynch adopted Bank of America’s risk management and governance practices to maintain consistent risk measurement and disciplined risk taking. Bank of America’s risk management structure as applicable to Merrill Lynch is described below.

Bank of America’s Global Markets Risk Committee (“GRC”), chaired by Bank of America’s Global Markets Risk Executive, has been designated by its Asset and Liability Market Risk Committee (“ALMRC”) as the primary governance authority for its Global Markets Risk Management, including trading risk management. The GRC’s focus is to take a forward-looking view of the primary credit and market risks impacting Bank of America’s Global Banking and Markets business (which includes Merrill Lynch’s sales and trading businesses) and prioritize those that need a proactive risk mitigation strategy. Market risks that impact lines of business outside of the Global Banking and Markets business are monitored and governed by their respective governance authorities.

The GRC monitors significant daily revenues and losses by business and the primary drivers of the revenues or losses. Thresholds are in place for each business in order to determine if the revenue or loss is considered to be significant for that business. If any of the thresholds are exceeded, an explanation of the variance is made to the GRC. The thresholds are developed in coordination with the respective risk managers to highlight those revenues or losses which exceed what is considered to be normal daily income statement volatility.

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

Concentration of Risk to the U.S. Government and its Agencies

At December 31, 2010, Merrill Lynch had exposure to the U.S. Government and its agencies. This concentration consists of both direct and indirect exposures. Direct exposure, which primarily includes trading asset positions in instruments issued by the U.S. Government and its agencies, amounted to $41.4 billion at December 31, 2010. Merrill Lynch’s indirect exposure results from maintaining U.S. Government and agencies securities as collateral for resale agreements and securities borrowed transactions. Merrill Lynch’s direct credit exposure on these transactions is with the counterparty; thus Merrill Lynch has credit exposure to the U.S. Government and its agencies only in the event of the counterparty’s default. Securities issued by the U.S. Government or its agencies held as collateral for resale agreements and securities borrowed transactions at December 31, 2010 totaled $156.5 billion.

Other Concentrations of Risk

At December 31, 2010, Merrill Lynch had other concentrations of credit risk, the largest of which was related to a counterparty having a total outstanding unsecured exposure of approximately $670 million.

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

Derivatives

Merrill Lynch’s trading derivatives consist of derivatives provided to customers and derivatives entered into for trading strategies or risk management purposes.

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

The following disclosures relate to financial instruments for which the ending balances at December 31, 2010 and December 31, 2009 are not carried at fair value in their entirety on Merrill Lynch’s Consolidated Balance Sheets.

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

Loans, Notes and Mortgages

Fair values were generally determined by discounting both principal and interest cash flows expected to be collected using an observable discount rate for similar instruments with adjustments that Merrill Lynch believes a market participant would consider in determining fair value. Merrill Lynch estimates the cash flows expected to be collected using internal credit risk, interest rate and prepayment risk models that incorporate its best estimate of current key assumptions, such as default rates, loss severity and prepayment speeds for the life of the loan. Merrill Lynch made the fair value option election for certain loans and loan commitments. See Note 4 for additional information.

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

The book and fair values of certain financial instruments at December 31, 2010 and December 31, 2009 were as follows:

(dollars in millions)
	December 31, 2010		December 31, 2009
	Book Value	Fair Value	Book Value	Fair Value

Financial assets
Loans, notes and mortgages(1)	$25,803	$24,383	$37,663	$35,950
Financial liabilities
Deposits	12,826	12,826	15,187	15,187
Long-term borrowings(2)	132,427	131,694	154,951	162,645

(1)	Loans are presented net of the allowance for loan losses.

(2)	Includes junior subordinated notes (related to trust preferred securities).

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

Trading derivatives

Merrill Lynch enters into derivatives to facilitate client transactions, for trading and financing purposes, and to manage risk exposures arising from trading assets and liabilities. Changes in fair value for these derivatives are reported in current period earnings as principal transactions revenues.

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

Changes in the fair value of interest rate and foreign currency derivatives are reported in interest expense when hedge accounting is applied; otherwise changes in fair value are reported in other revenue.

2.	Merrill Lynch uses foreign-exchange forward contracts, foreign-exchange options, and currency swaps to hedge its net investments in foreign operations, as well as other foreign currency exposures (e.g., non-U.S. dollar denominated debt and expenses). These derivatives are used to mitigate the impact of changes in exchange rates. Changes in the fair value of these derivatives are reported in other revenue, unless net investment hedge accounting is applied.

3.	Merrill Lynch enters into futures, swaps, options and forward contracts to manage the price risk of certain commodity inventory and forecasted commodity purchases and sales. Changes in fair value of these derivatives are reported in principal transaction revenues, unless cash flow hedge accounting is applied.

4.	Merrill Lynch enters into credit default swaps to manage the credit risk on certain loans that are not part of trading activities. Changes in the fair value of these derivatives are reported in other revenue.

Derivatives that qualify as accounting hedges under the guidance in Derivatives Accounting are designated as one of the following:

1.	A hedge of the fair value of a recognized asset or liability (“fair value hedge”). Changes in the fair value of derivatives that are designated and qualify as fair value hedges of interest rate risk and commodity price risk, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings as interest expense or principal transactions.

2.	A hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in OCI until earnings are affected by the variability of cash flows of the hedged asset or liability or when the forecasted purchase or sale occurs.

3.	A hedge of a net investment in a foreign operation (“net investment hedge”). Changes in the fair value of derivatives that are designated and qualify as hedges of a net investment in a foreign operation are recorded in the foreign currency translation adjustment account within OCI. Changes in the fair value of the hedging instruments that are associated with the difference between the spot rate and the contracted forward rate are recorded in current period earnings in interest expense for the year ended December 31, 2010 and interest expense and other revenues for the year ended December 31, 2009.

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

Hedge accounting activity for 2010 and 2009 included the following:

Fair value hedges of interest rate risk on long term borrowings

(dollars in millions)
	Account location	2010	2009

For the year ended December 31:
Gain/(loss) recognized in income on the derivative	Interest expense	$794	$(2,732)
Gain/(loss) recognized in income on the long-term borrowing(1)	Interest expense	(1,545)	2,010
Gain/(loss) recognized in income due to hedge ineffectiveness	Interest expense	(751)	(722)
As of December 31, 2010 and December 31, 2009:
Carrying value of hedging derivatives
	Trading assets	4,442	3,362
	Trading liabilities	484	101
Notional amount of hedging derivatives
in an asset position		43,924	54,954
in a liability position		13,967	4,770

(1)	Excludes the impact of the accretion of purchase accounting adjustments made to certain long-term borrowings in connection with the acquisition of Merrill Lynch by Bank of America.

Fair value hedges of commodity price risk on commodity inventory

(dollars in millions)
	Account location	2010	2009

For the year ended December 31:
Gain/(loss) recognized in income on the derivative	Principal transactions	$19	$(51)
Gain/(loss) recognized in income on the commodity inventory	Principal transactions	(20)	52
Gain/(loss) recognized in income due to hedge ineffectiveness	Principal transactions	(1)	1
As of December 31, 2010 and December 31, 2009:
Carrying value of hedging derivatives
	Trading assets	80	78
	Trading liabilities	6	4
Notional amount of hedging derivatives
in an asset position		232	286
in a liability position		14	34

Cash flow hedges of commodity price risk on forecasted purchases and sales

(dollars in millions)
	Account location	2010	2009

For the year ended December 31:
Gain/(loss) on the derivative deferred in equity	Accumulated other	$32	$72
	comprehensive income
Gain/(loss) reclassified into earnings in the current period	Principal transactions	25	71
Gain/(loss) recognized in income due to hedge ineffectiveness	Principal transactions	11	(2)
Amount that is expected to be reclassified into earnings in the next 12 months	Principal transactions	6	1
As of December 31, 2010 and December 31, 2009:
Carrying value of hedging derivatives
	Trading assets	109	10
	Trading liabilities	5	5
Notional amount of hedging derivatives
in an asset position		255	92
in a liability position		134	67

Net investment hedges of foreign operations

(dollars in millions)
	Account location	2010	2009

For the year ended December 31:
Gain/(loss) on the derivative and non-derivative hedges deferred in equity	Accumulated other comprehensive income	$(672)	$(1,826)
Gain/(loss) reclassified into earnings in the current period	Other revenue	(35)	-
Gain/(loss) recognized in income due to hedge ineffectiveness	Other revenue	-	-
Gain/(loss) recognized in income from the unused portion (time value) of the hedging derivative	Other revenue	-	(92)
	Interest expense	(211)	(50)
As of December 31, 2010 and December 31, 2009:
Carrying value of hedging derivatives	Trading assets	468	353
	Trading liabilities	930	277
Carrying value of non-derivative hedges	Long-term borrowings	536	598
Notional amount of hedging derivatives
in an asset position		6,639	16,531
in a liability position		19,180	6,098

Net gains/(losses) on economic hedges

(dollars in millions)
	Account location	2010	2009

For the year ended December 31:
Interest rate risk	Other revenue	$314	$(832)
Foreign currency risk	Other revenue	(1,583)	(437)
Credit risk	Other revenue	(42)	(397)

The amounts in the “Net gains/(losses) on economic hedges” table above represent net gains/(losses) on derivatives that are not used for trading purposes and are not used in accounting hedging relationships. Interest rate risk primarily relates to derivatives used to economically hedge long-term borrowings. Foreign currency risk primarily relates to economic hedges of foreign currency denominated transactions that generate earnings upon remeasurement in accordance with ASC 830-20, Foreign Currency Transactions (“Foreign Currency Transactions”). As both the remeasurement of the foreign currency risk on the transaction and the changes in fair value of the derivative are recorded in earnings, hedge accounting is not applied. Credit risk relates to credit default swaps used to economically manage the credit risk on certain loans not included in trading activities.

Derivative balances by primary risk

Derivative instruments contain numerous market risks. In particular, most derivatives have interest rate risk, as they contain an element of financing risk that is affected by changes in interest rates. Additionally, derivatives expose Merrill Lynch to counterparty credit risk, although this is generally mitigated by collateral margining and netting arrangements. For disclosure purposes below, the primary risk of a derivative is largely determined by the business that is engaging in the derivative activity. For instance, a derivative that is initiated by an equities derivative business will generally have equity price risk as its primary underlying market risk and is classified as such for the purposes of this disclosure, despite the fact that there may be other market risks that affect the value of the instrument.

The following tables identify the primary risk for derivative instruments at December 31, 2010 and December 31, 2009. The primary risk is provided on a gross basis, prior to the application of the impact of counterparty and cash collateral netting.

(dollars in millions)
	As of December 31, 2010
	Contract/	Trading Assets-	Contract/	Trading Liabilities-
	Notional(1)	Derivative Contracts	Notional(1)	Derivative Contracts

Interest rate contracts
Swaps	$8,492,025	$452,115	$8,333,391	$452,564
Futures and forwards	1,916,110	1,549	1,955,861	1,608
Written options	-	-	1,708,493	46,064
Purchased options	1,836,089	48,185	-	-
Foreign exchange contracts
Swaps	93,721	10,396	98,987	11,947
Spot, futures and forwards	118,363	5,637	105,671	5,702
Written options	-	-	280,290	10,673
Purchased options	273,375	10,501	-	-
Equity contracts
Swaps	17,411	1,622	20,764	1,871
Futures and forwards	35,483	2,897	43,257	2,122
Written options	-	-	221,791	15,677
Purchased options	174,313	15,338	-	-
Commodity contracts
Swaps	39,284	8,872	50,710	9,158
Futures and forwards	215,588	4,122	198,130	2,817
Written options	-	-	86,241	6,628
Purchased options	84,554	6,565	-	-
Credit derivatives
Purchased protection:
Credit default swaps	322,230	29,670	251,679	8,001
Total return swaps	2,127	301	3,243	208
Other credit derivatives	440	8	47	-
Written protection:
Credit default swaps	248,509	7,978	326,448	23,755
Total return swaps	3,802	245	1,607	475
Other credit derivatives	-	-	214	1

Gross derivative assets/liabilities	$13,873,424	$606,001	$13,686,824	$599,271

Less: Legally enforceable master netting		(538,055)		(538,055)
Less: Cash collateral applied		(28,575)		(29,019)

Total derivative assets and liabilities		$39,371		$32,197

(1)	These amounts include trading derivatives, non-trading derivatives and bifurcated embedded derivatives.

(dollars in millions)
	As of December 31, 2009
	Contract/	Trading Assets-	Contract/	Trading Liabilities-
	Notional(1)	Derivative Contracts	Notional(1)	Derivative Contracts

Interest rate contracts
Swaps	$10,059,442	$472,860	$9,748,704	$471,423
Futures and forwards	2,636,570	3,625	2,578,002	3,431
Written options	-	-	1,475,611	46,531
Purchased options	1,333,216	46,933	-	-
Foreign exchange contracts
Swaps	115,591	11,739	107,953	13,074
Spot, futures and forwards	208,226	8,470	223,151	8,832
Written options	-	-	264,836	10,859
Purchased options	266,026	10,375	-	-
Equity contracts
Swaps	17,637	1,186	16,123	1,354
Futures and forwards	41,849	2,999	33,861	2,165
Written options	-	-	250,233	18,761
Purchased options	240,650	15,596	-	-
Commodity contracts
Swaps	30,449	6,591	34,180	6,391
Futures and forwards	202,571	10,369	185,109	9,612
Written options	-	-	53,438	4,955
Purchased options	50,372	4,750	-	-
Credit derivatives
Purchased protection:
Credit default swaps	908,594	59,491	622,853	22,685
Total return swaps	2,921	366	1,644	358
Other credit derivatives	14,517	59	-	-
Written protection:
Credit default swaps	614,066	21,833	949,107	54,265
Total return swaps	5,173	1,563	7,336	925
Other credit derivatives	-	-	14,703	126

Gross derivative assets/liabilities	$16,747,870	$678,805	$16,566,844	$675,747

Less: Legally enforceable master netting		(602,157)		(602,157)
Less: Cash collateral applied		(26,682)		(38,152)

Total derivative assets and liabilities		$49,966		$35,438

(1)	These amounts include trading derivatives, non-trading derivatives and bifurcated embedded derivatives.

Trading revenues

Merrill Lynch enters into trading derivatives and non-derivative cash instruments to facilitate client transactions, for trading and financing purposes, and to manage risk exposures arising from trading assets and liabilities. The resulting risk from derivatives and non-derivative cash instruments is managed on a portfolio basis as part of Merrill Lynch’s sales and trading activities and the related revenue is recorded on different income statement line items, including principal transactions, commissions, other revenues and net interest (expense)/income. The following table identifies the amounts in the income statement line items attributable to trading and non-trading activities, including both derivatives and non-derivative cash instruments categorized by primary risk for the years ended December 31, 2010 and December 31, 2009.

Non-trading related amounts include activities in connection with principal investment, wealth management, and certain lending activities; economic hedging activity discussed in the Non-trading derivatives section above; and the impact of changes in Merrill Lynch’s own creditworthiness on borrowings accounted for at fair value.

For The Year Ended December 31, 2010

(dollars in millions)
	Principal			Net Interest
	Transactions	Commissions	Other Revenues(1)	Income/(Expense)	Total

Interest rate risk	$1,046	$76	$59	$756	$1,937
Foreign exchange risk	55	-	-	(1)	54
Equity risk	1,940	3,093	262	(490)	4,805
Commodity risk	284	-	7	(123)	168
Credit risk	3,789	41	701	3,337	7,868

Total trading related	7,114	3,210	1,029	3,479	14,832
Non-trading related	(40)	2,550	3,599	(3,797)	2,312

Total	$7,074	$5,760	$4,628	$(318)	$17,144

For The Year Ended December 31, 2009

(dollars in millions)
	Principal			Net Interest
	Transactions	Commissions	Other Revenues(1)	Income/(Expense)	Total

Interest rate risk	$1,859	$61	$27	$1,161	$3,108
Foreign exchange risk	308	-	1	11	320
Equity risk	2,561	3,295	125	(228)	5,753
Commodity risk	1,050	-	-	(157)	893
Credit risk	4,814	52	559	3,753	9,178

Total trading related	10,592	3,408	712	4,540	19,252
Non-trading related	(5,471)	2,600	2,689	(1,105)	(1,287)

Total	$5,121	$6,008	$3,401	$3,435	$17,965

(1)	Includes other income and other-than-temporary impairment losses on available-for-sale debt securities.

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

Merrill Lynch’s derivatives that act as guarantees at December 31, 2010 and December 31, 2009 are summarized below:

(dollars in millions)
	Maximum
	Payout/	Less than				Carrying
	Notional	1 year	1 − 3 years	3 − 5 years	Over 5 years	Value(1)

At December 31, 2010:
Derivative contracts:
Credit derivatives:
Investment grade(2)	$394,704	$35,231	$138,666	$98,617	$122,190	$13,742
Non-investment grade(2)	185,876	23,272	61,365	49,556	51,683	10,489

Total credit derivatives	580,580	58,503	200,031	148,173	173,873	24,231
Credit related notes:
Investment grade(2)	1,004	-	132	-	872	1,004
Non-investment grade(2)	1,358	9	20	156	1,173	1,358

Total credit related notes	2,362	9	152	156	2,045	2,362
Other derivatives	1,379,874	421,080	296,885	190,062	471,847	50,505

Total derivative contracts	$1,962,816	$479,592	$497,068	$338,391	$647,765	$77,098

At December 31, 2009:
Derivative contracts:
Credit derivatives:
Investment grade(2)	$520,782	$44,552	$133,089	$216,562	$126,579	$17,255
Non-investment grade(2)	1,054,900	93,582	331,306	325,167	304,845	37,935

Total credit derivatives	1,575,682	138,134	464,395	541,729	431,424	55,190
Other derivatives	1,588,213	501,727	405,223	245,565	435,698	59,821

Total derivative contracts	$3,163,895	$639,861	$869,618	$787,294	$867,122	$115,011

(1)	Derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Refers to the creditworthiness of the underlying reference obligations.

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

Merrill Lynch economically hedges its exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, Merrill Lynch purchases credit protection with identical underlying referenced names to offset its exposure. At December 31, 2010 and December 31, 2009, the notional value and carrying value of credit protection purchased and credit protection sold by Merrill Lynch with identical underlying referenced names was:

(dollars in millions)
	Maximum
	Payout/	Less than				Carrying
	Notional	1 year	1 − 3 years	3 − 5 years	Over 5 years	Value(1)

At December 31, 2010:
Credit derivatives purchased	$543,233	$53,741	$179,809	$140,764	$168,919	$17,875
Credit derivatives sold	567,828	57,954	198,656	147,121	164,097	21,600
At December 31, 2009:
Credit derivatives purchased	1,506,782	130,297	432,550	511,298	432,637	49,225
Credit derivatives sold	1,555,077	135,686	463,129	540,713	415,549	50,609

(1)	Derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.

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

Other derivative contracts

Other derivative contracts in the guarantees table above primarily include written interest rate options and written currency options. For such contracts the maximum payout could theoretically be unlimited, because, for example, the rise in interest rates or changes in foreign exchange rates could theoretically be unlimited. Merrill Lynch does not monitor its exposure to derivatives based on the theoretical maximum payout because that measure does not take into consideration the probability of the occurrence. As such, rather than including the maximum payout, the notional value of these contracts has been included to provide information about the magnitude of involvement with these types of contracts. However, it should be noted that the notional value is not a reliable indicator of Merrill

Lynch’s exposure to these contracts. Instead, as previously noted, a risk framework is used to define risk tolerances and establish limits to help ensure that certain risk-related losses occur within acceptable, predefined limits.

As the fair value and risk of payment under these derivative contracts are based upon market factors, such as changes in interest rates or foreign exchange rates, the carrying values in the table above reflect the best estimate of Merrill Lynch’s performance risk under these transactions at December 31, 2010 and December 31, 2009. Merrill Lynch economically hedges its exposure to these contracts by entering into a variety of offsetting derivative contracts and security positions.

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

Where Merrill Lynch has entered into legally enforceable netting agreements with counterparties, it reports derivative assets and liabilities, and any related cash collateral, net in the Consolidated Balance Sheets in accordance with ASC 210-20, Balance Sheet-Offsetting. At December 31, 2010 and December 31, 2009, cash collateral received of $28.6 billion and $26.7 billion, respectively, and cash collateral paid of $29.0 billion and $38.2 billion, respectively, was netted against derivative assets and liabilities.

Merrill Lynch considers the impact of counterparty credit risk on the valuation of derivative contracts. Factors used to determine the credit valuation adjustments on the derivatives portfolio include current exposure levels (i.e., fair value prior to credit valuation adjustments) and expected exposure levels profiled over the maturity of the contracts. CDS market information, including either quoted single name CDS or index or other proxy CDS, is also considered. In addition, the credit valuation adjustments also take into account the netting and credit provisions of relevant agreements including collateral margin agreements and legally enforceable netting agreements. During the years ended December 31, 2010 and December 31, 2009, valuation adjustments of approximately $0.1 billion and $0.9 billion of gains, respectively, were recognized in principal transactions for counterparty credit risk. At December 31, 2010 and December 31, 2009, the cumulative counterparty credit risk valuation adjustment that was reflected in derivative assets was $5.9 billion and $6.8 billion, respectively. In addition, the fair value of derivative liabilities is adjusted to reflect the impact of Merrill Lynch’s credit quality. During the year ended December 31, 2010, valuation adjustments of approximately $0.1 billion were recognized as gains in principal transactions for changes in Merrill Lynch’s credit risk. For the year ended December 31, 2009, valuation adjustments of $0.5 billion were recognized as losses in principal transactions for changes in Merrill Lynch’s credit risk. At December 31, 2010 and December 31, 2009, the cumulative credit risk valuation adjustment that was reflected in the derivative liabilities balance was $0.6 billion and $0.3 billion, respectively.

Monoline derivative credit exposure at December 31, 2010 had a notional value of $32.0 billion compared with $36.1 billion at December 31, 2009. Mark-to-market monoline derivative credit exposure was $8.8 billion at December 31, 2010 compared with $10.7 billion at December 31, 2009, driven by positive valuation adjustments on legacy assets and terminated monoline contracts. At December 31, 2010, the counterparty credit valuation adjustment related to monoline derivative exposure was $5.0 billion compared to $5.7 billion at December 31, 2009, which reduced Merrill Lynch’s net mark-to-market exposure to $3.8 billion at December 31, 2010, of which 64% related to a single counterparty.

Bank of America has guaranteed the performance of Merrill Lynch on certain derivative transactions. The aggregate amount of such derivative liabilities was approximately $2.1 billion and $2.5 billion at December 31, 2010 and December 31, 2009, respectively.

Credit-risk related contingent features

The majority of Merrill Lynch’s derivative contracts contain credit-risk-related contingent features, primarily within the ISDA agreements, that help to reduce the credit risk of these instruments as compared to other obligations of the respective counterparty with whom Merrill Lynch has transacted (e.g., other senior debt). These contingent features may be for the benefit of Merrill Lynch or may benefit Merrill Lynch’s counterparties in respect of changes in Merrill Lynch’s creditworthiness. At December 31, 2010 and December 31, 2009, Merrill Lynch posted collateral of $33.8 billion and $42.8 billion, respectively, under derivative contracts that were in a liability position, of which $29.0 billion and $38.2 billion, respectively, represented cash collateral, as noted above.

In connection with certain OTC derivatives transactions and other trading agreements, Merrill Lynch could be required to provide additional collateral to or terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of ML & Co. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or an amount related to the market value of the exposure. At December 31, 2010 and December 31, 2009, the amount of additional collateral and termination payments that would be required for such derivatives transactions and trading agreements was approximately $0.8 billion and $1.3 billion, respectively, in the event of a downgrade to low single-A by all credit agencies. A further downgrade of ML & Co.’s long-term senior debt credit rating to the BBB+ or equivalent level would require approximately $0.7 and $0.6 billion, respectively, of additional collateral at December 31, 2010 and December 31, 2009.

Note 7.	Securities Financing Transactions

Merrill Lynch enters into secured borrowing and lending transactions in order to meet customers’ needs and earn residual interest rate spreads, obtain securities for settlement and finance trading inventory positions.

Under these transactions, Merrill Lynch either receives or provides collateral, including U.S. Government and agency securities, asset-backed, corporate debt, equity, and non-U.S. government and agency securities. Merrill Lynch receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and other loans. Under most agreements, Merrill Lynch is permitted to sell or repledge the securities received (e.g., use the securities to secure repurchase agreements, enter into securities lending transactions, or deliver to counterparties to cover short positions). At December 31, 2010 and December 31, 2009, the fair value of securities received as collateral where Merrill Lynch is permitted to sell or repledge the securities was $439 billion and $466 billion, respectively, and the fair value of the portion that had been sold or repledged was $332 billion and $353 billion, respectively. Merrill Lynch may use securities received as collateral for resale agreements to satisfy regulatory requirements such as Rule 15c3-3 of the Securities Exchange Act of 1934.

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

Merrill Lynch pledges assets to collateralize repurchase agreements and other secured financings. Pledged securities that can be sold or repledged by the secured party are parenthetically disclosed in trading assets on the Consolidated Balance Sheets. The carrying value and classification of securities owned by Merrill Lynch that have been pledged to counterparties where those counterparties do not have the right to sell or repledge at December 31, 2010 and December 31, 2009 are as follows:

(dollars in millions)
	December 31, 2010	December 31, 2009

Trading asset category
Equities and convertible debentures	$8,199	$7,647
Corporate debt and preferred stock	14,320	22,616
U.S. Government and agencies	26,381	12,534
Non-U.S. governments and agencies	1,424	1,786
Mortgages, mortgage-backed, and asset-backed securities	3,480	3,674
Municipals and money markets	1,980	8

Total	$55,784	$48,265

In certain cases, Merrill Lynch has transferred assets to consolidated VIEs where those restricted assets serve as collateral for the interests issued by the VIEs. These assets are disclosed on the Consolidated Balance Sheet as Assets of Consolidated VIEs. These transactions are also described in Note 9.

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

Note 8.  Investment Securities

Investment securities on the Consolidated Balance Sheets include:

•	Investments within the scope of Investment Accounting that are held by ML & Co. and certain of its non-broker-dealer subsidiaries consist of:

•	Debt securities, including debt held-for-investment and liquidity and collateral management purposes that are classified as available-for-sale, and debt securities that Merrill Lynch intends to hold until maturity;

•	Marketable equity securities, which are generally classified as available-for-sale.

•	Non-qualifying investments are those that are not within the scope of Investment Accounting and consist principally of equity investments, including investments in partnerships and joint ventures. Included in non-qualifying investments are investments accounted for under the equity method of accounting, which consist of investments in (i) partnerships and certain limited liability corporations where Merrill Lynch has more than a minor influence (generally defined as three to five percent interest) and (ii) corporate entities where Merrill Lynch has the ability to exercise significant influence over the investee (generally defined as ownership and voting interest of 20% to 50%). Also included in non-qualifying investments are private equity investments that Merrill Lynch holds for capital appreciation and/or current income and which are accounted for at fair value in accordance with the Investment Company Guide, as well as private equity investments accounted for at fair value under the fair value option election. The fair value of such private equity investments reflects expected exit values based upon market prices or other valuation methodologies, including market comparables of similar companies and discounted expected cash flows.

Investment securities reported on the Consolidated Balance Sheets at December 31, 2010 and December 31, 2009 are presented below.

(dollars in millions)

	December 31, 2010	December 31, 2009

Investment securities
Available-for-sale(1)(2)	$5,091	$16,818
Held-to-maturity	245	246
Non-qualifying(3)
Equity investments(4)	10,437	19,591
Other investments	1,996	1,752

Total	$17,769	$38,407

(1)	The amount at December 31, 2009 includes $5.5 billion of investment securities reported in cash and securities segregated for regulatory purposes or deposited with clearing organizations.
(2)	The decrease in available-for-sale securities from December 31, 2009 primarily reflects the sale of approximately $15 billion of securities, approximately $11 billion of which were sold to Bank of America, partly offset by the purchase of approximately $4 billion of securities from Bank of America.
(3)	Investments that are non-qualifying for Investment Accounting purposes.
(4)	Equity investments declined primarily due to the partial sale of Merrill Lynch’s investment in BlackRock, Inc. (“BlackRock”).

Refer to Note 1 for Merrill Lynch’s accounting policy regarding other-than-temporary-impairment of investment securities. For the years ended December 31, 2010 and December 31, 2009,

other-than-temporary impairment charges related to non-agency mortgage-backed available-for-sale securities were $174 million and $660 million, respectively, the credit-related portion of which was $172 million and $656 million, respectively. The impairment amounts reported each year reflect the impact of all securities for which impairment losses were recognized in earnings during that period, and ongoing changes in the fair value of those securities.

In the year ended December 26, 2008, Merrill Lynch recorded other-than-temporary impairment charges of $4.2 billion, primarily related to certain mortgage and asset-backed securities.

Information regarding investment securities subject to Investment Accounting follows.

(dollars in millions)

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale
Mortgage-backed securities:
Agency residential mortgage backed securities	$3,918	$-	$(49)	$3,869
Agency collateralized mortgage obligations	61	-	-	61
Non-agency collateralized mortgage obligations	739	68	(76)	731

Subtotal	4,718	68	(125)	4,661
U.S. Government and agencies	430	-	-	430

Total Available-for-Sale Securities	5,148	68	(125)	5,091

Held-to-Maturity
Corporate debt and municipal	245	-	-	245

Total	$5,393	$68	$(125)	$5,336

(dollars in millions)

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale
Mortgage-backed securities:
Agency collateralized mortgage obligations	$14,381	$449	$(11)	$14,819
Non-agency collateralized mortgage obligations	1,952	154	(501)	1,605

Subtotal	16,333	603	(512)	16,424
U.S. Government and agencies	394	-	-	394

Total Available-for-Sale Securities	16,727	603	(512)	16,818

Held-to-Maturity
Corporate debt and municipal	246	-	-	246

Total	$16,973	$603	$(512)	$17,064

As a result of the acquisition of Merrill Lynch by Bank of America, and the new cost bases established on January 1, 2009, there were no available-for-sale securities in an unrealized loss position for greater than one year as of December 31, 2009. The following table presents fair value and unrealized losses, after hedges, for available-for-sale securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2010.

(dollars in millions)

	Less than 1 Year		More than 1 Year		Total
		Unrealized		Unrealized		Unrealized
Asset Category	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Agency residential mortgage backed securities	$3,869	$(49)	$-	$-	$3,869	$(49)
Non-agency collateralized mortgage obligations	53	(3)	230	(73)	283	(76)

Total	$3,922	$(52)	$230	$(73)	$4,152	$(125)

The amortized cost and fair value of available-for-sale debt securities by expected maturity for mortgage-backed securities and contractual maturity for other debt securities at December 31, 2010 are as follows:

(dollars in millions)

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$453	$451	$-	$-
Due after one year through five years	3,462	3,440	245	245
Due after five years through ten years	592	575	-	-
Due after ten years	641	625	-	-

Total(1)	$5,148	$5,091	$245	$245

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay their obligations with or without prepayment penalties.

The proceeds and gross realized gains/(losses) from the sale of available-for-sale securities during the years ended December 31, 2010, December 31, 2009 and December 26, 2008 are as follows:

(dollars in millions)

	Successor Company		Predecessor Company
	Year Ended	Year Ended	Year Ended
	December 31, 2010	December 31, 2009	December 26, 2008

Proceeds	$15,472	$13,715	$29,537
Gross realized gains	531	608	33
Gross realized losses	(272)	(93)	(28)

Equity Method Investments

At December 31, 2010 and December 31, 2009, Merrill Lynch held certain investments that were accounted for under the equity method of accounting. At December 31, 2010, none of these investments were individually material. The following table presents the carrying amount and ownership percentage of Merrill Lynch’s most material individual equity method investments as of December 31, 2009:

(dollars in millions)

	December 31, 2009
	Carrying	Ownership
	Amount	Percentage

BlackRock Inc.(1)	$9,978	34%
Warburg Pincus Funds IX and X, L.P.(2)	797	7
WCG Master Fund Ltd.(3)	598	25

(1)	Carrying amount included a 4% voting common equity interest and a non-voting preferred equity interest as of December 31, 2009.
(2)	Investment in private equity funds.
(3)	Investment in an alternative investment fund.

On July 17, 2008, Merrill Lynch announced and completed the sale of its 20% ownership stake in Bloomberg, L.P. to Bloomberg Inc., for $4.4 billion. In connection with the sale, Merrill Lynch received notes totaling approximately $4.3 billion and recorded a $4.3 billion net pre-tax gain.

On December 1, 2009, BlackRock completed its purchase of Barclays Global Investors from Barclays, Plc. This acquisition had the effect of diluting Merrill Lynch’s ownership interest in BlackRock, which for accounting purposes was treated as a sale of a portion of Merrill Lynch’s ownership interest. As a result, upon the closing of this transaction, Merrill Lynch recorded an adjustment to its investment in BlackRock, which resulted in a pre-tax gain of $1.1 billion, which is included within Earnings from equity method investments in the Consolidated Statement of Earnings/(Loss) for the year ended December 31, 2009. In addition, Merrill Lynch’s economic interest in BlackRock was reduced from approximately 50% to approximately 34%.

On November 15, 2010, Merrill Lynch completed the sale of 51.2 million shares of BlackRock. The net proceeds to Merrill Lynch from the sale of these shares, after underwriting discounts and before offering expenses payable by Merrill Lynch, were approximately $8.2 billion. As a result of the sale, Merrill Lynch does not own any shares of BlackRock common stock and owns shares of BlackRock Series B Preferred Stock, and Merrill Lynch’s economic interest in BlackRock was reduced from approximately 34 percent to approximately 7 percent. Merrill Lynch recorded a pre-tax gain of approximately $90 million from this transaction, which is included within Earnings from equity method investments in the Consolidated Statement of Earnings/(Loss) for the year ended December 31, 2010. As a result of the reduction of Merrill Lynch’s economic interest, Merrill Lynch no longer accounts for its investment in BlackRock under the equity method of accounting.

Summarized aggregate financial information for Merrill Lynch’s most significant equity method investees (BlackRock, Warburg Pincus Funds IX and X, L.P., WCG Master Fund Ltd. and Bloomberg L.P.) is as follows:

(dollars in millions)

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2010(1)	December 31, 2009	December 26, 2008(2)

Revenues	$8,612	$6,576	$6,513
Operating income	2,998	2,774	761
Earnings/(loss) before income taxes	3,021	2,768	(7)
Net earnings/(loss)	2,063	2,371	(308)

(dollars in millions)

December 31, 2009

Total assets	$198,551
Total liabilities	158,981
Noncontrolling interest	273

(1)	Consists of the results of BlackRock for the year ended December 31, 2010. BlackRock was accounted for under the equity method of accounting through November 15, 2010.
(2)	Results relating to the investment in Bloomberg L.P. reflect amounts through June 30, 2008, as the investment was sold on July 17, 2008.

Note 9.  Securitizations and Other Variable Interest Entities (“VIEs”)

Merrill Lynch utilizes VIEs in the ordinary course of business to support its own and its customers’ financing and investing needs. Merrill Lynch securitizes loans and debt securities using VIEs as a source of funding and as a means of transferring the economic risk of the loans or debt securities to third parties. Merrill Lynch also administers, structures or invests in other VIEs including municipal bond trusts, CDOs and other entities as described in more detail below.

The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and consolidates the VIE. In accordance with new consolidation guidance effective January 1, 2010, Merrill Lynch is deemed to have a controlling financial interest and is the primary beneficiary of a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. As a result of this change in accounting, Merrill Lynch consolidated or deconsolidated certain VIEs and former QSPEs on January 1, 2010 that were previously unconsolidated or consolidated. The net incremental impact of this accounting change on Merrill Lynch’s Consolidated Balance Sheet is set forth in the table below. The net effect of the accounting change was recorded as an adjustment to beginning retained earnings, net of tax.

(dollars in millions)

	Ending Balance		Opening Balance
	Sheet	Net Increase /	Sheet
	December 31, 2009	(Decrease)	January 1, 2010

Assets
Trading assets, at fair value	$144,665	$6,217	$150,882
Derivative assets	49,966	(2,413)	47,553
Investment securities	32,882	1,093	33,975
Loans, notes, and mortgages (net)	37,663	(333)	37,330
All other assets	391,713	3,287	395,000

Total Assets	$656,889	$7,851	$664,740

Liabilities
Short-term borrowings	$14,858	$5,013	$19,871
Trading liabilities, at fair value	50,061	-	50,061
Derivative liabilities	35,438	(313)	35,125
Long-term borrowings	151,399	3,067	154,466
All other liabilities	358,476	229	358,705

Total Liabilities	610,232	7,996	618,228

Retained earnings	6,487	(145)	6,342
All other stockholders’ equity	40,170	-	40,170

Total Stockholders’ Equity	46,657	(145)	46,512

Total Liabilities and Stockholders’ Equity	$656,889	$7,851	$664,740

Certain tables below present the assets and liabilities of consolidated and unconsolidated VIEs if Merrill Lynch has continuing involvement with transferred assets or if Merrill Lynch otherwise has a variable interest in the VIE. For consolidated VIEs, these amounts are net of intercompany balances. The tables also present Merrill Lynch’s maximum exposure to loss resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which Merrill Lynch holds a variable interest as of December 31, 2010 and December 31, 2009. Merrill Lynch’s maximum exposure to loss is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on Merrill Lynch’s Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. Merrill Lynch’s maximum exposure to loss does not include losses previously recognized.

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

Securitization activity for residential and commercial mortgages was not material for the years ended December 31, 2010 and December 31, 2009.

The following table summarizes certain information related to Loan VIEs in which Merrill Lynch is either the transferor, servicer or sponsor and holds a variable interest as of December 31, 2010 and December 31, 2009.

(dollars in millions)

	Non-Agency
	Prime		Subprime		Commercial Mortgage
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009	2010	2009

Unconsolidated VIEs:
Maximum loss exposure(1)(2)	$28	$99	$168	$1,150	$187	$119

Senior securities held(3)
Trading assets	$6	$3	$23	$17	$74	$18
Investment securities	6	-	22	-	-	-
Subordinated securities held(3)
Trading assets	-	-	11	-	-	-
Residual interests held	6	9	-	2	50	39

Total retained securities	$18	$12	$56	$19	$124	$57

Principal balance outstanding(4)	$636	$923	$18,857	$37,254	$24,891	$17,461

Consolidated VIEs:
Maximum loss exposure(1)	$46	$472	$12	$1,234	$-	$-

Derivative contracts	$41	$72	$-	$163	$-	$-
Loans, notes, and mortgages	-	436	-	1,746	-	-
Other assets	5	14	12	108	-	-

Total assets	$46	$522	$12	$2,017	$-	$-

Long-term borrowings	$-	$48	$-	$1,030	$-	$-
Derivative contracts	-	-	-	3	-	-
Other liabilities	9	3	-	-	-	-

Total liabilities	$9	$51	$-	$1,033	$-	$-

(1)	Maximum loss exposure excludes liabilities for representations and warranties.
(2)	Maximum loss exposure at December 31, 2009 included servicing assets that were transferred to a subsidiary of Bank of America in the first quarter of 2010.
(3)	Substantially all of the securities were in Level 2 in the fair value hierarchy.
(4)	Principal balance outstanding includes those loans that Merrill Lynch transferred and with which it has continuing involvement.

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

Municipal Bond Securitizations

Merrill Lynch sponsors municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds, some of which are callable prior to maturity. The vast majority of the bonds are rated AAA or AA and some of the bonds benefit from insurance provided by monoline financial guarantors. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a frequent basis to third party investors. Merrill Lynch may serve as remarketing agent and/or liquidity provider for the trusts. The floating-rate investors have the right to tender the certificates at specified dates, often with as little as seven days’ notice. Should Merrill Lynch be unable to remarket the tendered certificates, it is generally obligated to purchase them at par under standby liquidity facilities unless the bond’s credit rating has declined below investment grade or there has been an event of default or bankruptcy of the issuer and insurer.

Merrill Lynch also provides default protection or credit enhancement to investors in certain municipal bond trusts whereby Merrill Lynch guarantees the payment of interest and principal on floating-rate certificates issued by these trusts. If an investor holds the residual interest, that investor typically has the unilateral ability to liquidate the trust at any time, while Merrill Lynch typically has the ability to trigger the liquidation of that trust only if the market value of the bonds held in the trust declines below a specified threshold. The weighted average remaining life of bonds held in the trusts at December 31, 2010 was 10.13 years.

The following table summarizes certain information related to municipal bond trusts in which Merrill Lynch holds a variable interest as of December 31, 2010 and December 31, 2009.

(dollars in millions)

	December 31, 2010			December 31, 2009
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Maximum Loss Exposure	$4,451	$1,543	$5,994	$138	$4,971	$5,109

On-balance sheet assets
Trading assets	$4,451	$255	$4,706	$138	$97	$235

Total	$4,451	$255	$4,706	$138	$97	$235

On-balance sheet liabilities
Derivative contracts	$-	$-	$-	$2	$287	$289
Short-term borrowings	4,642	-	4,642	-	-	-
Payables to Bank of America	2	-	2	-	-	-

Total	$4,644	$-	$4,644	$2	$287	$289

Total assets of VIEs	$4,451	$1,706	$6,157	$138	$5,264	$5,402

Merrill Lynch consolidates municipal bond trusts when it has a controlling financial interest. As transferor of assets into a trust, Merrill Lynch has the power to determine which assets would be held in the trust and to structure the liquidity facilities, default protection and credit enhancement, if applicable. In some instances, Merrill Lynch retains a residual interest in such trusts and has loss exposure that could potentially be significant to the trust through the residual interest, liquidity facilities and other arrangements. Merrill Lynch is also the remarketing agent, through which it has the power to direct the activities that most significantly impact economic performance. Accordingly, Merrill Lynch is the primary beneficiary of and consolidates these trusts. In other instances, one or more third party investor(s) hold(s) the residual interest and, through that interest, has the unilateral right to liquidate the trust. Merrill Lynch does not consolidate these trusts.

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

In the years ended December 31, 2010 and December 31, 2009, Merrill Lynch was the transferor of assets into unconsolidated municipal bond trusts and received cash proceeds from new securitizations of $1.2 billion and $664 million, respectively. At December 31, 2010 and December 31, 2009, the principal balance outstanding for unconsolidated municipal bond securitization trusts for which Merrill Lynch was the transferor was $1.7 billion and $5.3 billion, respectively.

Merrill Lynch’s liquidity commitments to unconsolidated municipal bond trusts totaled $1.3 billion and $4.9 billion at December 31, 2010 and December 31, 2009, respectively.

Collateralized Debt Obligations (“CDOs”)

CDO vehicles hold diversified pools of fixed income securities, typically corporate debt or asset-backed securities, which they fund by issuing multiple tranches of debt and equity securities. Synthetic CDOs enter into a portfolio of credit default swaps to synthetically create exposure to fixed income securities. Collateralized Loan Obligations (“CLOs”) are a subset of CDOs that hold pools of loans, typically corporate loans or commercial mortgages. CDOs are typically managed by third party portfolio managers. Merrill Lynch transfers assets to these CDOs, holds securities issued by the CDOs, and may be a derivative counterparty to the CDOs, including credit default swap counterparty for synthetic CDOs. Merrill Lynch has also entered into total return swaps with certain CDOs whereby Merrill Lynch will absorb the economic returns generated by specified assets held by the CDO. Merrill Lynch receives fees for structuring CDOs and providing liquidity support for super senior tranches of securities issued by certain CDOs.

The following table summarizes certain information related to CDO vehicles in which Merrill Lynch holds a variable interest as of December 31, 2010 and December 31, 2009.

(dollars in millions)
	December 31, 2010			December 31, 2009
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Maximum Loss Exposure	$2,216	$2,987	$5,203	$2,449	$5,942	$8,391

On-balance sheet assets
Trading assets	$2,727	$569	$3,296	$2,785	$700	$3,485
Derivative contracts	-	890	890	-	2,085	2,085
Other assets	3	123	126	-	166	166

Total	$2,730	$1,582	$4,312	$2,785	$2,951	$5,736

On-balance sheet liabilities
Derivative contracts	$-	$8	$8	$-	$801	$801
Long-term borrowings	3,161	-	3,161	2,753	-	2,753

Total	$3,161	$8	$3,169	$2,753	$801	$3,554

Total assets of VIEs	$2,730	$42,782	$45,512	$2,785	$51,017	$53,802

Merrill Lynch consolidates CDOs in which it has a controlling financial interest. Merrill Lynch does not routinely serve as collateral manager for CDOs and therefore does not typically have the power to direct the activities that most significantly impact the economic performance of a CDO. However, following an event of default, if Merrill Lynch is a majority holder of senior securities issued by a CDO and acquires the power to manage the assets of the CDO, Merrill Lynch consolidates the CDO. Generally, the creditors of the consolidated CDOs have no recourse to the general credit of Merrill Lynch. Prior to 2010, Merrill Lynch evaluated whether it must consolidate a CDO based principally on a determination of which party was expected to absorb a majority of the credit risk created in the CDO. In most circumstances Merrill Lynch did not consolidate these entities because it did not absorb a majority of the economic risks and rewards of the vehicles.

At December 31, 2010, Merrill Lynch had $951 million notional amount of super senior CDO liquidity exposure including derivatives and other exposures with third parties that hold super senior cash positions on Merrill Lynch’s behalf and to certain synthetic CDOs through which Merrill Lynch is obligated to purchase super senior CDO securities at par value if the CDO vehicles need cash to make payments due under credit default swaps written by the CDO vehicles.

Liquidity-related commitments also include $1.7 billion notional amount of derivative contracts with unconsolidated VIEs, principally CDO vehicles, which hold non-super senior CDO debt securities. These derivatives are included in the $1.7 billion notional amount of derivative contracts through which Merrill Lynch obtains funding from third party VIEs, discussed in Note 6.

Merrill Lynch’s $2.7 billion of aggregate liquidity exposure to CDOs at December 31, 2010 is included in the above table to the extent that Merrill Lynch sponsored the CDO vehicle or the liquidity exposure to the CDO vehicle is more than insignificant as compared to total assets of the CDO vehicle. Liquidity exposure included in the table is reported net of previously recorded losses.

Merrill Lynch’s maximum exposure to loss is significantly less than the total assets of the CDO vehicles in the table above because Merrill Lynch typically has exposure to only a portion of the total assets. Merrill Lynch has also purchased credit protection from some of the same CDO vehicles in which it invested, thus reducing maximum exposure to loss.

Customer Vehicles

Customer vehicles include credit-linked and equity-linked note vehicles and repackaging vehicles, which are typically created on behalf of customers who wish to obtain exposure to a specific company or financial instrument. Credit-linked and equity-linked note vehicles issue notes which pay a return that is linked to the specific credit or equity risk. The vehicles purchase high-grade assets as collateral and enter into credit default swaps or equity derivatives to synthetically create the credit or equity risk required to pay the specified return on the notes issued by the vehicles. Repackaging vehicles issue notes that are designed to incorporate risk characteristics desired by customers of Merrill Lynch. The vehicles hold debt instruments such as corporate bonds, convertible bonds or asset backed securities with the desired credit risk profile. Merrill Lynch enters into derivatives with the vehicles to change the interest rate or foreign currency profile of the debt instruments. If a vehicle holds convertible bonds and Merrill Lynch retains the conversion option, Merrill Lynch is deemed to have a controlling financial interest and consolidates the vehicle.

The following table summarizes certain information related to customer vehicles in which Merrill Lynch holds a variable interest as of December 31, 2010 and December 31, 2009.

(dollars in millions)
	December 31, 2010			December 31, 2009
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Maximum Loss Exposure	$3,457	$2,603	$6,060	$277	$7,681	$7,958

On-balance sheet assets
Trading assets	$3,397	$737	$4,134	$183	$243	$426
Derivative contracts	-	728	728	78	3,354	3,432
Loans, notes, and mortgages	-	-	-	-	65	65
Other assets	1,430	-	1,430	16	-	16

Total	$4,827	$1,465	$6,292	$277	$3,662	$3,939

On-balance sheet liabilities
Derivative contracts	$1	$24	$25	$-	$205	$205
Short-term borrowings	-	-	-	22	-	22
Long-term borrowings	3,430	-	3,430	50	74	124
Other liabilities	-	140	140	-	681	681

Total	$3,431	$164	$3,595	$72	$960	$1,032

Total assets of VIEs	$4,827	$5,952	$10,779	$277	$10,387	$10,664

Merrill Lynch consolidates customer vehicles in which it has a controlling financial interest. Merrill Lynch typically has control over the initial design of the vehicle and may also have the ability to replace the collateral assets. Merrill Lynch consolidates these vehicles if it also absorbs potentially significant gains or losses through derivative contracts or investments. Merrill Lynch does not consolidate a vehicle if a single investor controlled the initial design of the vehicle or if Merrill Lynch does not have a variable interest that could potentially be significant to the vehicle. Credit-linked and equity-linked note vehicles were generally not consolidated prior to 2010 because Merrill Lynch typically did not absorb a majority of the economic risks and rewards of the vehicles.

Merrill Lynch is typically the counterparty for the credit and equity derivatives, and it may invest in securities issued by the vehicles. Merrill Lynch may also enter into interest rate and foreign currency derivatives with the vehicles. Merrill Lynch had approximately $338 million of other liquidity commitments, including written put options and collateral value guarantees, with unconsolidated credit-linked and equity-linked note vehicles at December 31, 2010.

Merrill Lynch’s maximum exposure to loss from customer vehicles includes the notional amount of the credit or equity derivatives to which it is counterparty, net of losses previously recorded, and Merrill Lynch’s investment, if any, in securities issued by the vehicles. It has not been reduced to reflect the benefit of offsetting swaps with the customers or collateral arrangements.

Real Estate and other VIEs

Real Estate and other VIEs primarily includes a real estate investment fund that is a VIE, investments in VIEs that hold investment property and certain hedge fund investment entities.

The following table summarizes certain information related to Real Estate and other VIEs in which Merrill Lynch holds a variable interest as of December 31, 2010 and December 31, 2009.

(dollars in millions)
	December 31, 2010			December 31, 2009
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Maximum Loss Exposure	$857	$2,150	$3,007	$1,342	$865	$2,207

On-balance sheet assets(1)
Trading assets	$263	$86	$349	$86	$587	$673
Derivative contracts	-	227	227	-	21	21
Investment securities	309	73	382	-	-	-
Loans, notes, and mortgages	221	1,368	1,589	313	257	570
Other assets	147	395	542	1,093	-	1,093

Total	$940	$2,149	$3,089	$1,492	$865	$2,357

On-balance sheet liabilities
Derivative contracts	$-	$-	$-	$-	$127	$127
Long-term borrowings	83	-	83	32	-	32
Other liabilities	44	-	44	78	-	78

Total	$127	$-	$127	$110	$127	$237

Total assets of VIEs(1)	$940	$6,391	$7,331	$1,492	$1,448	$2,940

(1)	In prior periods, unconsolidated real estate vehicles were generally considered VREs because they had sufficient equity to finance their operations when they were initially established. As such, most of these entities were not included in the December 31, 2009 unconsolidated information.

Merrill Lynch consolidates real estate and other VIEs in which it has a controlling financial interest. Merrill Lynch has established real estate investment funds designed to provide returns to clients through limited partnership holdings. Merrill Lynch was originally the general partner, making management decisions. Merrill Lynch has a limited partnership interest in these funds. In certain of these real estate funds, Merrill Lynch had acted as investment advisor. In such capacity, Merrill Lynch provided these services for the benefit of clients.

Such activities inherently involve risk to Merrill Lynch and investors, and in certain instances may result in loss. Merrill Lynch provided more than an insignificant amount of support to a particular fund, and therefore considers that entity to be a VIE. The fund was previously consolidated by Merrill Lynch because it had a controlling financial interest through its general and limited partnership interests. During the fourth quarter of 2010, Merrill Lynch transferred its general partnership interest to a third party, conveying all ongoing management responsibilities to that third party. As a result, Merrill Lynch deconsolidated the fund because it no longer has a controlling financial interest. Merrill Lynch continues to retain a limited partnership interest, which is included in the unconsolidated column in the table above.

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

Other Transactions

In 2010 and prior years, Merrill Lynch transferred pools of securities to certain independent third parties and provided financing for approximately 75% of the purchase price under asset-backed financing arrangements. At December 31, 2010 and December 31, 2009, Merrill Lynch’s maximum loss exposure under these financing arrangements was $6.5 billion and $6.8 billion, respectively, substantially all of which was recorded as loans, notes and mortgages on Merrill Lynch’s Consolidated Balance Sheet. All principal and interest payments have been received when due in accordance with their contractual terms. These arrangements are not included in the tables above because the purchasers are not VIEs.

Note 10.  Loans, Notes and Mortgages

Loans, notes, mortgages and related commitments to extend credit include:

•	Consumer loans, which are substantially secured, including residential mortgages, home equity loans, and other loans to individuals for household, family, or other personal expenditures; and

•	Commercial loans, including corporate and institutional loans (including corporate and financial sponsor, non-investment grade lending commitments), commercial mortgages, asset-backed loans, small- and middle-market business loans, and other loans to businesses.

The table below presents information on Merrill Lynch’s loans outstanding at December 31, 2010.

(dollars in millions)
Age Analysis of Outstanding Loans
	December 31, 2010

	30-89 Days	90 Days or Greater	Total Past	Total Current or Less	Nonperforming	Total
	Past Due	Than 90 Days	Due	Than 30 Days Past Due	Loans	Outstanding

Consumer loans
Residential mortgage	$23	$-	$23	$451	$30	$504
Home equity	1	-	1	126	5	132

Total consumer	24	-	24	577	35	636

Commercial
Commercial — U.S.	2	19	21	5,591	210	5,822
Commercial real estate	-	-	-	1,632	212	1,844
Commercial — non-U.S.	-	-	-	2,824	161	2,985

	2	19	21	10,047	583	10,651
Commercial loans measured at fair value	-	-	-	318	-	318

Total commercial	2	19	21	10,365	583	10,969

Other(1)	-	-	-	14,368	-	14,368

Total loans	$26	$19	$45	$25,310	$618	$25,973

Allowance for loan losses						(170)

Total loans, net						$25,803

(1)	Includes asset-backed loans and loans held-for-sale of $9.2 billion and $5.2 billion, respectively, as of December 31, 2010.

Merrill Lynch monitors the credit quality of its loans on an ongoing basis. Merrill Lynch’s commercial loans are evaluated using pass rated or reservable criticized as the primary credit quality indicator. The term reservable criticized refers to those commercial loans that are internally classified or listed by Merrill Lynch as special mention, substandard or doubtful. These assets pose an elevated risk and may have a high probability of default or total loss. Pass rated refers to all loans not considered criticized. The table below presents credit quality indicators on Merrill Lynch’s commercial loan portfolio at December 31, 2010.

(dollars in millions)

	December 31, 2010
	Commercial -	Commercial	Commercial -
	U.S.(1)	Real Estate	non-U.S.(1)

Risk Ratings
Pass rated	$5,192	$1,582	$2,581
Reservable criticized	630	262	404

Total Commercial	$5,822	$1,844	$2,985

(1)	Excludes commercial loans measured at fair value.

The table below presents outstanding loans at December 31, 2009.

(dollars in millions)

December 31,
2009

Consumer:
Mortgages	$4,700
Other	8,969
Commercial and small- and middle-market business:
Investment grade	11,105
Non-investment grade	12,922

37,696
Allowance for loan losses	(33)

Total, net	$37,663

Activity in the allowance for loan losses, which is primarily associated with commercial loans, is presented below:

(dollars in millions)

	For the Year Ended	For the Year Ended
	December 31, 2010	December 31, 2009 (1)

Allowance for loan losses, at beginning of period	$33	$-
Provision for loan losses	291	394
Charge-offs	(158)	(212)
Recoveries	3	8

Net charge-offs	(155)	(204)
Other(2)	1	(157)

Allowance for loan losses, at end of period	$170	$33

(1)	The allowance for loan losses as of December 26, 2008 was eliminated as of January 1, 2009 as a result of purchase accounting adjustments.

(2)	The amount for 2009 includes $157 million of allowance for loan losses transferred to Bank of America in connection with the sale of MLBUSA and MLBT-FSB. See Note 2 for further information regarding these sales.

Consumer loans, substantially all of which are collateralized, consisted of approximately 88,000 individual loans at December 31, 2010. Commercial loans consisted of approximately 5,800 separate loans.

Merrill Lynch’s outstanding loans include $5.2 billion and $7.7 billion of loans held for sale at December 31, 2010 and December 31, 2009, respectively. Loans held for sale are loans that Merrill Lynch expects to sell prior to maturity. At December 31, 2010, such loans consisted of $1.7 billion of consumer loans, primarily residential mortgages, and $3.5 billion of commercial loans. At December 31, 2009, such loans consisted of $3.6 billion of consumer loans, primarily residential mortgages, and $4.1 billion of commercial loans.

In some cases, Merrill Lynch enters into single name and index credit default swaps to mitigate credit exposure related to funded and unfunded commercial loans. The notional value of these swaps totaled $2.9 billion and $3.2 billion at December 31, 2010 and December 31, 2009, respectively. The following tables provide information regarding Merrill Lynch’s net credit default protection associated with its funded and unfunded commercial loans as of December 31, 2010:

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

Net Credit Default Protection by Maturity Profile

December 31,
2010

Less than or equal to one year	23%
Greater than one year and less than or equal to five years	67
Greater than five years	10

Total net credit default protection	100%

Net Credit Default Protection by Credit Exposure Debt Rating

(dollars in millions)

	December 31, 2010
	Net
Ratings(1)	Notional	Percent

AA	$(450)	15.5%
A	(1,029)	35.3
BBB	(655)	22.5
BB	(359)	12.3
B	(224)	7.7
CCC and below	(194)	6.7

Total net credit default protection	$(2,911)	100.0%

(1)	Merrill Lynch considers ratings of BBB- or higher to meet the definition of investment grade.

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

In connection with Merrill Lynch’s acquisition by Bank of America, loans within the scope of Acquired Impaired Loan Accounting had an unpaid principal balance of $5.6 billion ($2.7 billion consumer and $2.9 billion commercial) and a carrying value of $4.2 billion ($2.3 billion consumer and $1.9 billion commercial) as of January 1, 2009. These loans, primarily commercial real estate, had an unpaid principal balance of $0.7 billion and a carrying value of $0.2 billion as of December 31, 2010. At December 31, 2009, these loans had an unpaid principal balance of $1.5 billion and a carrying value of $0.6 billion, respectively. The following table provides details of these loans as of January 1, 2009.

(dollars in millions)

As of
January 1,
Acquired Impaired Loans	2009

Contractually required payments including interest	$6,205
Less: Nonaccretable difference	(1,357)

Cash flows expected to be collected(1)	4,848
Less: Accretable yield	(627)

Fair value of loans acquired	$4,221

(1)	Represents undiscounted expected principal and interest cash flows at the acquisition date (January 1, 2009).

The following table provides activity for the accretable yield of loans within the scope of Acquired Impaired Loan Accounting for the year ended December 31, 2009. There was no accretable yield at December 31, 2010 or December 31, 2009.

(dollars in millions)

Year Ended
December 31,
2009

Accretable yield, beginning of period	$627
Impact of the sale of MLBUSA and MLBT-FSB to Bank of America	(499)
Accretions	(109)
Disposals	(8)
Decrease in expected cash flows	(11)

Accretable yield, December 31, 2009	$-

Note 11.  Goodwill and Intangible Assets

In connection with the acquisition of Merrill Lynch by Bank of America, the carrying value of Merrill Lynch’s goodwill as of December 26, 2008 was eliminated. New goodwill was recorded on January 1, 2009. In addition, as of January 1, 2009, certain intangible assets were adjusted to their fair value and new intangible assets (e.g., the Merrill Lynch brand) were recorded.

Goodwill

Goodwill is the cost of an acquired company in excess of the fair value of identifiable net assets at the acquisition date. Goodwill is tested annually (or more frequently under certain conditions) for impairment at the reporting unit level in accordance with Goodwill and Intangible Assets Accounting. If the fair value of the reporting unit exceeds its carrying value, its goodwill is not deemed to be impaired. If the fair value is less than the carrying value, a further analysis is required to determine the amount of impairment, if any. Based on the annual impairment analysis completed during the third quarter of 2010, Merrill Lynch determined that there was no impairment of goodwill as of the June 30, 2010 test date.

The following table sets forth the carrying amount of Merrill Lynch’s goodwill:

(dollars in millions)

Goodwill, January 1, 2009	$6,029
Dispositions(1)	(425)
Purchase Accounting Adjustments(2)	(29)

Goodwill, December 31, 2009	5,575
Adjustments(3)	155

Goodwill, December 31, 2010	$5,730

(1)	Relates to the sale of MLBUSA and MLBT-FSB to Bank of America during 2009. Refer to Note 2 for further information.
(2)	Represents adjustments to the preliminary purchase accounting established as of January 1, 2009 in conjunction with the acquisition of Merrill Lynch by Bank of America.
(3)	Represents corrections of certain assets and liabilities in place at the time of the acquisition of Merrill Lynch by Bank of America.

A $2.3 billion goodwill impairment charge was recorded during the fiscal year ended December 26, 2008, due to the severe deterioration in the financial markets in the fourth quarter of 2008 and the related impact on the fair value of Merrill Lynch’s reporting units.

Intangible Assets

Intangible assets with definite lives at December 31, 2010 and December 31, 2009 consisted primarily of value assigned to customer relationships. Intangible assets with definite lives are tested for impairment in accordance with ASC 360, Property, Plant and Equipment whenever certain conditions exist which would indicate the carrying amounts of such assets may not be recoverable. Intangible assets with definite lives are amortized over their respective estimated useful lives. Intangible assets with indefinite lives consist of value assigned to the Merrill Lynch brand and are tested for impairment in accordance with Goodwill and Intangible Assets Accounting. Intangible assets with indefinite lives are not amortized. Based on an impairment analysis conducted as of December 31, 2010, the Merrill Lynch brand is not impaired.

The table below presents the gross carrying amount, accumulated amortization, and net carrying amounts of intangible assets as of December 31, 2010 and December 31, 2009:

(dollars in millions)

		Year Ended	Year Ended
		December 31,	December 31,
		2010	2009

Customer relationships	Gross carrying amount	$3,087	$3,087
	Accumulated amortization	(618)	(309)

	Net carrying amount	2,469	2,778

Other(1)	Gross carrying amount	1,515	1,515
	Accumulated amortization	-	-

	Net carrying amount	1,515	1,515

Total	Gross carrying amount	4,602	4,602
	Accumulated amortization	(618)	(309)

	Net carrying amount	$3,984	$4,293

(1)	Represents value assigned to the Merrill Lynch brand.

Amortization expense for the year ended December 31, 2010 was $309 million compared with $349 million in 2009. Amortization expense for 2008 was $97 million.

The estimated future amortization of intangible assets from 2011 through 2015 is $309 million per year.

Note 12.  Borrowings and Deposits

Prior to Merrill Lynch’s acquisition by Bank of America, ML & Co. was the primary issuer of Merrill Lynch’s unsecured debt instruments. Debt instruments were also issued by certain subsidiaries. Bank of America has not assumed or guaranteed the long-term debt that was issued or guaranteed by ML & Co. or its subsidiaries prior to the acquisition of Merrill Lynch by Bank of America.

Beginning late in the third quarter of 2009, in connection with the update or renewal of certain Merrill Lynch international securities offering programs, Bank of America agreed to guarantee debt securities, warrants and/or certificates issued by certain subsidiaries of ML & Co. on a going forward basis. All existing ML & Co. guarantees of securities issued by those same Merrill Lynch subsidiaries under various international securities offering programs will remain in full force and effect as long as those securities are outstanding, and Bank of America has not assumed any of those prior ML & Co. guarantees or otherwise guaranteed such securities. There were approximately $4.9 billion of securities guaranteed by Bank of America at December 31, 2010.

Following the merger of BAS into MLPF&S, Bank of America agreed to guarantee the short-term, senior unsecured obligations issued by MLPF&S under its short-term master note program on a going forward basis. This issuance program was previously maintained by BAS to provide short-term funding for its broker-dealer operations. At December 31, 2010, $8.8 billion of borrowings under the program were outstanding and guaranteed by Bank of America.

Following the completion of Bank of America’s acquisition of Merrill Lynch, ML & Co. became a subsidiary of Bank of America and established intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these intercompany agreements is a $75 billion one-year revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America at a spread to LIBOR that is reset periodically and is consistent with other intercompany agreements. This credit line was renewed effective January 1, 2011 with a maturity date of January 1, 2012. The credit line will automatically be extended by one year to the succeeding January 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. The agreement does not contain any financial or other covenants. There were no outstanding borrowings against the line of credit at December 31, 2010.

In addition to the $75 billion unsecured line of credit, a $25 billion 364-day revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America was established on February 15, 2011. Interest on the line of credit is based on prevailing short-term market rates. The agreement does not contain any financial or other covenants. The line of credit matures on February 14, 2012.

In connection with the merger of BAS into MLPF&S, a $4 billion one-year revolving unsecured line of credit that allows MLPF&S to borrow funds from Bank of America was established on November 1, 2010. Interest on the line of credit is based on prevailing short-term market rates. The credit line will automatically be extended by one year to the succeeding November 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. At December 31, 2010, $1.9 billion was outstanding on the line of credit.

Also in connection with the merger of BAS into MLPF&S, an approximately $1.5 billion subordinated loan agreement with Bank of America was assumed by MLPF&S, which bears interest based on a spread to LIBOR, and has a scheduled maturity date of December 31, 2012. The loan agreement contains a provision that automatically extends the loan’s maturity by one year unless Bank of America provides 13 months written notice not to extend prior to the scheduled maturity date. In addition, MLPF&S has assumed a $7 billion revolving subordinated line of credit with Bank of America. The subordinated line of credit bears interest based on a spread to LIBOR, and has a scheduled maturity date of October 1, 2012. The revolving subordinated line of credit contains a provision that automatically extends the maturity by one year unless Bank of America provides 13 months written notice not to extend prior to the scheduled maturity date. At December 31, 2010, $1.1 billion was outstanding on the subordinated line of credit.

On February 22, 2011, a $15 billion 364-day revolving unsecured line of credit that allows MLPF&S to borrow funds from Bank of America was established. Interest on the line of credit is based on prevailing short-term market rates. The line of credit matures on February 21, 2012.

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

The tables below exclude Merrill Lynch’s intercompany borrowings from Bank of America, see Note 2 for further information. Total borrowings at December 31, 2010 and December 31, 2009, which are comprised of short-term borrowings, long-term borrowings and junior subordinated notes (related to trust preferred securities), consisted of the following:

(dollars in millions)

	December 31,	December 31,
	2010	2009

Senior debt	$80,130	$101,051
Senior structured notes	40,678	49,187
Subordinated debt	11,358	11,115
Junior subordinated notes (related to trust preferred securities)	3,576	3,552
Other subsidiary financing	617	969
Debt issued by consolidated VIEs	11,316	3,935

Total	$147,675	$169,809

Borrowings and deposits at December 31, 2010 and December 31, 2009, are presented below:

(dollars in millions)

	December 31,	December 31,
	2010	2009

Short-term borrowings
Secured short-term borrowings	$-	$195
Other unsecured short-term borrowings	10,606	14,641
Short-term debt issued by consolidated VIEs(1)	4,642	22

Total	$15,248	$14,858

Long-term borrowings(2)
Fixed-rate obligations(3)	$64,611	$74,119
Variable-rate obligations(4)(5)	57,566	73,351
Other obligations	-	16
Long-term debt issued by consolidated VIEs(1)	6,674	3,913

Total	$128,851	$151,399

Deposits
Non-U.S.	$12,826	$15,187

(1)	See Note 9 for additional information on debt issued by consolidated VIEs.
(2)	Excludes junior subordinated notes (related to trust preferred securities).
(3)	Fixed-rate obligations are generally swapped to variable rates.
(4)	Variable interest rates are generally based on rates such as LIBOR, the U.S. Treasury Bill Rate, or the Federal Funds Rate.
(5)	Includes structured notes.

See Note 5 for additional information on the fair value of long-term borrowings.

The weighted-average interest rates for borrowings at December 31, 2010 and December 31, 2009 (excluding structured products) were as follows:

	December 31,	December 31,
	2010	2009

Short-term borrowings	0.3%	0.3%
Long-term borrowings	3.8	3.7
Junior subordinated notes (related to trust preferred securities)	6.9	6.9

Long-Term Borrowings

At December 31, 2010, long-term borrowings mature as follows:

(dollars in millions)
	Amount	Percentage of Total

Less than 1 year	$26,934	21%
1 – 2 years	18,966	15
2 – 3 years	21,230	16
3 – 4 years	16,916	13
4 – 5 years	4,558	4
Greater than 5 years	40,247	31

Total	$128,851	100%

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

The following table summarizes Merrill Lynch’s trust preferred securities as of December 31, 2010.

(dollars in millions)
		AGGREGATE
		PRINCIPAL
		AMOUNT	AGGREGATE	AGGREGATE
		OF TRUST	PRINCIPAL	CARRYING	ANNUAL
	ISSUE	PREFERRED	AMOUNT	VALUE	DISTRIBUTION	STATED
TRUST	DATE	SECURITIES	OF NOTES	OF NOTES	RATE	MATURITY

ML Preferred Capital Trust III	Jan–1998	$750	$900	$658	7.00%	Perpetual
ML Preferred Capital Trust IV	Jun–1998	400	480	351	7.12%	Perpetual
ML Preferred Capital Trust V	Nov–1998	850	1,021	747	7.28%	Perpetual
ML Capital Trust I	Dec-2006	1,050	1,051	679	6.45%	Dec–2066(1)
ML Capital Trust II	May–2007	950	951	597	6.45%	Jun–2062(2)
ML Capital Trust III	Aug–2007	750	751	544	7.375%	Sep–2062(3)

Total		$4,750(4)	$5,154	$3,576

(1)	Merrill Lynch has the option to extend the maturity of the junior subordinated note until December 2086.
(2)	Merrill Lynch has the option to extend the maturity of the junior subordinated note until June 2087.
(3)	Merrill Lynch has the option to extend the maturity of the junior subordinated note until September 2087.
(4)	Includes related investments of $25 million.

Deposits

Deposits at December 31, 2010 and December 31, 2009, are presented below:

(dollars in millions)
	December 31,	December 31,
	2010	2009

Non-U.S.
Non-interest bearing	$917	$1,104
Interest bearing	11,909	14,083

Total Deposits	$12,826	$15,187

The effective weighted-average interest rate for deposits, which includes the impact of hedges, was 0.7% and 0.5% at December 31, 2010 and December 31, 2009, respectively. The fair value of deposits approximated their carrying value at December 31, 2010 and December 31, 2009.

Other

Merrill Lynch also obtains standby letters of credit from issuing banks to satisfy various counterparty collateral requirements, in lieu of depositing cash or securities collateral. Such standby letters of credit aggregated $1.4 billion at both December 31, 2010 and December 31, 2009, respectively.

Note 13.  Stockholders’ Equity and Earnings Per Share

Preferred Equity

As of December 31, 2009, preferred stockholders’ equity consisted of 12,000 outstanding shares of 9% Mandatory Convertible Non-Cumulative Preferred Stock, Series 2, par value $1.00 per share and liquidation preference of $100,000 per share and 5,000 outstanding shares of 9% Mandatory Convertible Non-Cumulative Preferred Stock, Series 3, par value $1.00 per share and liquidation preference of $100,000 per share. All of the outstanding Series 2 and Series 3 Mandatory Convertible Non-Cumulative Preferred Stock (“Mandatory Convertible Preferred Stock”) automatically converted into Bank of America common stock on October 15, 2010 in accordance with the terms of these securities. Immediately upon conversion, dividends on such shares of preferred stock ceased to accrue, the rights of holders of such preferred stock ceased, and the persons entitled to receive the shares of Bank of America common stock were treated for all purposes as having become the record and beneficial owners of shares of Bank of America common stock.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss represents cumulative gains and losses on items that are not reflected in Merrill Lynch’s net earnings/(loss). The balances at December 31, 2010 and December 31, 2009 are as follows:

(dollars in millions)
	December 31,	December 31,
	2010	2009

Foreign currency translation adjustment
Unrealized (losses), net of gains	$(794)	$(597)
Income taxes	931	691

Total	137	94

Unrealized (losses)/gains on investment securities available-for-sale
Net unrealized (losses)/gains	(54)	105
Income taxes	(12)	(58)

Total	(66)	47

Deferred gains on cash flow hedges
Deferred gains	8	1
Income taxes	(4)	(1)

Total	4	-

Defined benefit pension and postretirement plans
Net actuarial (losses)	(473)	(417)
Net prior service cost	(59)	-
Income taxes	203	164

Total	(329)	(253)

Total accumulated other comprehensive loss	$(254)	$(112)

Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing earnings applicable to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is similar to basic EPS, but adjusts for the effect of the potential issuance of common shares. The following table presents the computations of basic and diluted EPS for 2008. For 2010 and 2009, such amounts are not presented as Merrill Lynch was a wholly-owned subsidiary of Bank of America during that period.

(dollars in millions, except per share amounts)

	Successor Company		Predecessor Company
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 26,
	2010	2009	2008

Net earnings/(loss) from continuing operations	$3,776	$7,340	$(27,551)
Net loss from discontinued operations	-	-	(61)
Preferred stock dividends	(134)	(153)	(2,869)

Net earnings/(loss) applicable to common shareholders — for basic EPS	$3,642	$7,187	$(30,481)

Net earnings/(loss) applicable to common shareholders — for diluted EPS(1)	$3,642	$7,187	$(30,481)

(shares in thousands)
Weighted-average basic shares outstanding(2)	N/A	N/A	1,225,611
Effect of dilutive instruments	N/A	N/A	-

Diluted Shares(3)	N/A	N/A	1,225,611

Basic EPS from continuing operations	N/A	N/A	$(24.82)
Basic EPS from discontinued operations	N/A	N/A	(0.05)

Basic EPS	N/A	N/A	$(24.87)

Diluted EPS from continuing operations	N/A	N/A	$(24.82)
Diluted EPS from discontinued operations	N/A	N/A	(0.05)

Diluted EPS	N/A	N/A	$(24.87)

Common shares outstanding at period end	1	1	1,600,253

N/A Earnings per share data is not provided for the years ended December 31, 2010 and December 31, 2009 as Merrill Lynch was a wholly-owned subsidiary of Bank of America during those periods.

(1)	Due to the net loss for the year ended December 26, 2008, inclusion of the incremental shares on the Mandatory Convertible Preferred Stock would be antidilutive and, therefore, those shares have not been included as part of the Diluted EPS calculation.
(2)	Includes shares exchangeable into common stock in 2008.
(3)	Due to the net loss for the year ended December 26, 2008, the Diluted EPS calculation excluded approximately 585 million instruments as they were antidilutive.

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

In accordance with applicable accounting guidance, Merrill Lynch establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, Merrill Lynch does not establish an accrued liability. As a litigation or regulatory matter develops, Merrill Lynch, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, Merrill Lynch will establish an accrued liability with respect to such loss contingency and continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding fees paid to external legal service providers, litigation-related expenses of approximately $600 million were recognized for the year ended December 31, 2010 as compared with $530 million for the year ended December 31, 2009.

For a limited number of the matters disclosed in this Note for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, Merrill Lynch is able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, Merrill Lynch reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter, in light of potentially relevant factual and legal developments. These may include information learned through the discovery process, rulings on dispositive motions, settlement discussions, and other rulings by courts, arbitrators or others. In cases in which Merrill Lynch possesses sufficient appropriate information to develop an estimate of loss or range of possible loss, that estimate is aggregated and disclosed below. There may be other disclosed matters for which a loss is probable or reasonably possible but such an estimate is not possible. For those matters where an estimate is possible, management currently estimates the aggregate range of possible loss is $0 to $375 million in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, this estimated range of possible loss represents what Merrill Lynch believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent Merrill Lynch’s maximum loss exposure. Information is provided below regarding the nature of all of these contingencies and, where specified, the amount of the claim associated with these loss contingencies. Based on current knowledge, management does not believe that loss contingencies arising from pending matters, including the matters described herein will have a material adverse effect on the consolidated financial position or liquidity of Merrill Lynch. However, in light of the inherent uncertainties involved in these matters, some of which are beyond Merrill Lynch’s control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to Merrill Lynch’s results of operations or cash flows for any particular reporting period.

Specific Litigation

Auction Rate Securities Litigation

Since October 2007, ML & Co. and certain affiliates have been named as defendants in a variety of lawsuits and other proceedings brought by customers and both individual and institutional investors regarding auction rate securities (“ARS”). These actions generally allege that the defendants (i) misled the plaintiffs into believing that there was a deeply liquid market for ARS, and (ii) failed to adequately disclose their or their affiliates’ practice of placing their own bids to support ARS auctions. Plaintiffs assert that ARS auctions started failing from August 2007 through February 2008 when the defendants and other broker-dealers stopped placing those “support bids.” In addition to the matters described in more detail below, numerous arbitrations and individual lawsuits have been filed against ML & Co. and certain affiliates by parties who purchased ARS and are seeking relief that includes compensatory and punitive damages totaling in excess of $1.8 billion, as well as rescission, among other relief.

Securities Actions

ML & Co., and MLPF&S face a number of civil actions relating to the sales of ARS and management of ARS auctions, including two putative class action lawsuits in which the plaintiffs seek to recover the alleged losses in market value of ARS securities purportedly caused by the defendants’ actions. Plaintiffs also seek unspecified damages, including rescission, other compensatory and consequential damages, costs, fees and interest. The first action, In Re Merrill Lynch Auction Rate Securities Litigation, is the result of the consolidation of two separate class action suits in the U.S. District Court for the Southern District of New York. These suits were brought by two customers of Merrill Lynch, on behalf of all persons who purchased ARS in auctions managed by Merrill Lynch, against ML & Co. and MLPF&S. On March 31, 2010, the U.S. District Court for the Southern District of New York granted Merrill Lynch’s motion to dismiss. On April 22, 2010, a lead plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit, which is currently pending. The second action, Bondar v. Bank of America Corporation, was brought by a putative class of ARS purchasers against BAS and is currently pending in the U.S. District Court for the Northern District of California. BAS has filed a motion to dismiss the amended complaint, which remains pending.

Antitrust Actions

ML & Co., Bank of America and other financial institutions were also named in two putative antitrust class actions in the U.S. District Court for the Southern District of New York. Plaintiffs in both actions assert federal antitrust claims under Section 1 of the Sherman Act based on allegations that defendants conspired to restrain trade in ARS by placing support bids in ARS auctions, only to collectively withdraw those bids in February 2008, which allegedly caused ARS auctions to fail. The plaintiff in the first action, Mayor and City Council of Baltimore, Maryland v. Citigroup, Inc., et al., seeks to represent a class of issuers of ARS that the defendants underwrote between May 12, 2003 and February 13, 2008. This issuer action seeks to recover, among other relief, the alleged above-market interest payments that ARS issuers allegedly have had to make after the defendants allegedly stopped placing “support bids” in ARS auctions. The plaintiff in the second action, Mayfield, et al. v. Citigroup, Inc., et al., seeks to represent a class of investors that purchased ARS from the defendants and held those securities when ARS auctions failed on February 13, 2008. Plaintiff seeks to recover, among other relief, unspecified damages for losses in the ARS’ market value, and rescission of the investors’ ARS purchases. Both actions also seek treble damages and attorneys’ fees under the Sherman Act’s private civil remedy. On January 25, 2010, the court dismissed both actions with prejudice and the plaintiffs’ respective appeals are currently pending in the U.S. Court of Appeals for the Second Circuit.

Bank of America Merger Matters

Since January 2009, Bank of America, ML & Co. and/or certain of their current and former officers and directors, among others, have been named as defendants in a variety of securities actions filed in federal courts relating to Bank of America’s acquisition of Merrill Lynch (the “Acquisition”). The claims in these actions generally concern (i) the Acquisition; (ii) the financial condition and 2008 fourth quarter losses experienced by Bank of America and Merrill Lynch; (iii) due diligence conducted in connection with the Acquisition; (iv) Bank of America’s agreement that Merrill Lynch could pay up to $5.8 billion in bonus payments to Merrill Lynch employees; (v) Bank of America’s discussions with government officials in December 2008 regarding Bank of America’s consideration of invoking the material adverse change clause in the Acquisition agreement and the possibility of obtaining government assistance in completing the Acquisition; and/or (vi) alleged material misrepresentations and/or material omissions in the proxy statement and related materials for the Acquisition.

Plaintiffs in the putative securities class actions pending in the U.S. District Court for the Southern District of New York, styled In re Bank of America Securities, Derivative and Employment Retirement Income Security Act (ERISA) Litigation, (the “Securities Plaintiffs”) represent all (i) purchasers of the Bank of America common and preferred securities between September 15, 2008 and January 21, 2009, (ii) holders of Bank of America common stock or Series B Preferred Stock as of October 10, 2008, and (iii) purchasers of Bank of America’s common stock issued in the offering that occurred on or about October 7, 2008. During the purported class period, Bank of America had between 4,560,112,687 and 5,017,579,321 common shares outstanding and the price of those securities declined from $33.74 on September 12, 2008 to $6.68 on January 21, 2009. Securities Plaintiffs claim violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934, and SEC rules promulgated thereunder. Bank of America and its co-defendants filed motions to dismiss, which the court granted in part by dismissing certain of the Securities Plaintiffs’ claims under Section 10(b) of the Securities Exchange Act of 1934. Securities Plaintiffs have filed a second amended complaint which seeks to replead some of the dismissed claims as well as add claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of holders of certain debt, preferred securities and option securities. Securities Plaintiffs’ amended complaint also alleges violations of Sections 11,12(a)(2) and 15 of the Securities Act of 1933 related to an offering of Bank of America’s common stock that occurred on or about October 7, 2008, and names BAS and MLPF&S, among others, as defendants on the Section 11 and 12(a)(2) claims. Bank of America and its co-defendants filed motions to dismiss, which the courts granted in part by dismissing certain of the Securities Plaintiffs’ claims under Section 10(b) of the Securities Exchange Act of 1934. Securities Plaintiffs have filed a second amended complaint which seeks to replead some of the dismissed claims as well as add claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of holders of certain debt, preferred securities and option securities. Bank of America, ML & Co. and their co-defendants have filed a motion to dismiss the second amended complaint’s new and amended allegations, which remain pending. Securities Plaintiffs seek unspecified monetary damages, legal costs, and attorney’s fees.

Several individual plaintiffs have opted to pursue claims apart from the In re Bank of America Securities, Derivative, and Employment Retirement Income Security Act (ERISA) Litigation and, accordingly, have initiated individual actions relying on substantially the same facts and claims as the Securities Plaintiffs in the U.S. District Court for the Southern District of New York.

Benistar Litigation

Gail A. Cahaly, et al. v. Benistar Property Exchange Trust Company, Inc, et al.:  In a matter filed on August 1, 2001, in the Superior Court of the Commonwealth of Massachusetts, Suffolk County, plaintiffs allege that MLPF&S aided and abetted a fraud and breach of fiduciary duty allegedly perpetrated by Benistar, a former client of MLPF&S. In 2002, following a trial, a jury rendered a verdict requiring MLPF&S to pay plaintiffs $8.6 million in compensatory damages. After the court granted MLPF&S’s motion to vacate the verdict, the court granted plaintiffs’ motion for a new trial. On June 25, 2009, the jury in the second trial found in favor of the plaintiffs on all counts. The damages phase of the trial will be scheduled by the court. The plaintiffs have filed discovery-related sanctions motions. The sanctions hearing and the damages phases of the trial concluded on July 9, 2010. On October 15, 2010, the plaintiffs filed a petition seeking attorneys’ fees and costs in the approximate amount of $10 million, contending that fee shifting is appropriate on the consumer protection claims. MLPF&S opposed the fee request as unwarranted and excessive. On January 11, 2011, the court issued its rulings denying plaintiffs’ request for sanctions and punitive damages but awarding consequential damages and attorneys’ fees to plaintiffs in an amount not material to Merrill Lynch’s results of operations.

Illinois Funeral Directors Association Matters

Commencing in 1979, the Illinois Funeral Directors Association (“IFDA”), an Illinois not-for-profit corporation that serves as a trade association representative for the Illinois funeral industry, began providing trust services to Illinois consumers for the deposit of payments for pre-paid funeral services. Illinois law regulates the sale of pre-paid funeral goods and services and requires that proceeds of those sales be held in trust. In 1986, the IFDA began offering a tax-advantaged pre-need trust administered by its subsidiary, IFDA Services, Inc. (“IFDA Services”). The tax-advantaged pre-need trust invested primarily in variable universal life insurance (“VUL”) policies written against the lives of “keymen” of IFDA, its members and its affiliates. In response to the stated investment objectives of IFDA’s executive director and its board of directors, MLPF&S recommended the purchase of the VUL policies to IFDA for the tax-advantaged pre-need trust, and Merrill Lynch Life Agency, Inc. (“MLLA”), sold the pre-need trust approximately 270 VUL policies as investment vehicles.

During IFDA Services’ operation of the pre-need trust, it credited IFDA members with earnings on deposits into the pre-need trust based on a rate of return set by IFDA Services, even though the crediting rate sometimes exceeded the actual earnings on the trust investments. As a result, a deficit developed between the amounts that the IFDA credited to IFDA members and the actual earnings of the trust. The Illinois Office of the Comptroller, the trust’s regulator, removed IFDA Services as trustee of the trust in 2008, and asked MLBT-FSB to serve as successor trustee.

There currently are four court proceedings relating to the IFDA pre-need trust pending against Merrill Lynch and its present and former employees:

On July 28, 2010, Charles G. Kurrus, III, P.C., a funeral director and owner of a funeral home, filed an action in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois, against MLPF&S, MLLA and MLBT-FSB, among others, including present and former Merrill Lynch employees. The complaint, entitled Charles F. Kurrus, III, P.C. v. Merrill Lynch, Pierce, Fenner & Smith, Inc., et al., asserts causes of action for breach of the Illinois Consumer Fraud and Deceptive Business Practices Act and civil conspiracy against all defendants; breach of fiduciary duty against MLPF&S and MLBT-FSB; and negligence and aiding and abetting breach of fiduciary duty against MLPF&S. The complaint seeks: disgorgement and remittance of all commissions, premiums, fees and compensation paid to MLPF&S, MLLA, and MLBT-FSB; an accounting; compensatory damages in an unliquidated amount; pre-judgment and post-judgment interest; reasonable attorneys’ and experts’ fees and costs. Defendants have filed motions to dismiss.

On June 16, 2009, a purported class action on behalf of a proposed class of pre-need contract holders, David Tipsword as Trustee of Mildred E. Tipsword Trust, individually and on behalf of all others similarly situated v. I.F.D.A. Services Inc., et al., was filed in the U.S. District Court for the Southern District of Illinois against MLPF&S, among other defendants. The complaint alleges that MLPF&S breached purported fiduciary duties and committed negligence. MLPF&S filed a motion to dismiss the complaint, with prejudice, however, the Tipsword complaint was subject to a court-imposed stay until October 4, 2010. On November 22, 2010, plaintiff filed an amended complaint substituting Claudia Burns for Mr. Tipsword as plaintiff in an amended complaint. The amended complaint seeks compensatory damages in an unliquidated amount, punitive damages, reasonable attorneys’ fees, and costs. MLPF&S has filed a motion to dismiss.

On June 30, 2009, a purported class action on behalf of a proposed class of funeral directors, Clancy-Gernon Funeral Home, Inc., et al. v. MLPF&S, et al., was filed in the Circuit Court of Cook County, Illinois, alleging that MLPF&S and MLLA, among other defendants, committed consumer fraud, civil conspiracy, unjust enrichment, and conversion. MLPF&S and MLLA removed the complaint to the U.S. District Court for the Northern District of Illinois, and the case ultimately transferred to the U.S. District Court for the Southern District of Illinois and consolidated with the Tipsword action. Because of the consolidation with the Tipsword action, the Clancy-Gernon matter also was subject to the court-imposed stay until October 4, 2010. On November 9, 2010, plaintiff filed a third amended complaint, which added new parties, including MLBT-FSB, and additional claims. In addition to the claims asserted in the original complaint, the complaint now asserts claims for fraud, breach of fiduciary duty, negligence and aiding and abetting fiduciary duty against MLPF&S and MLLA, and breach of fiduciary duty and negligence against MLBT-FSB. MLPF&S, MLLA and MLBT-FSB have filed motions to dismiss. The third amended complaint seeks: disgorgement and remittance of all commissions, premiums, fees and compensation paid to MLPF&S, MLLA, and MLBT-FSB; an accounting; compensatory damages in an unliquidated amount; pre-judgment and post-judgment interest; reasonable attorneys’ and experts’ fees and costs.

On December 9, 2010, a purported class action on behalf of a proposed class of funeral directors, Pettett Funeral Home, Ltd., et al. v. MLPF&S, et al., was filed in the U.S. District Court for the Southern District of Illinois, alleging that MLPF&S, MLLA and MLBT-FSB, among other defendants, committed consumer fraud, civil conspiracy, unjust enrichment, and breach of fiduciary duty. On January 7, 2010, plaintiff filed a second amended complaint, which added claims for fraud, negligence and aiding and abetting fiduciary duty against MLPF&S, MLLA and MLBT-FSB, and added an additional breach of fiduciary duty claim against MLBT-FSB. The second amended complaint seeks: disgorgement and remittance of all commissions, premiums, fees and compensation paid to MLPF&S, MLLA, and MLBT-FSB; an accounting; compensatory damages in an unliquidated amount; punitive damages; restitution; pre-judgment and post-judgment interest; reasonable attorneys’ and experts’ fees and costs.

On January 19, 2011, defendants filed a motion to consolidate this matter with the Tipsword and Clancy-Gernon actions and to dismiss the second amended complaint with prejudice.

In re Initial Public Offering Securities Litigation

ML & Co., BAS, MLPF&S, and another ML & Co. subsidiary, along with other underwriters, and various issuers and others, were named as defendants in a number of putative class action lawsuits that have been consolidated in the U.S. District Court for the Southern District of New York as In re Initial Public Offering Securities Litigation. Plaintiffs contend, among other things, that defendants failed to make certain required disclosures in the registration statements and prospectuses for applicable offerings regarding alleged agreements with institutional investors that tied allocations in certain offerings to the purchase orders by those investors in the aftermarket. Plaintiffs allege that such agreements allowed defendants to manipulate the price of the securities sold in these offerings in violation of Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, and SEC rules promulgated thereunder. The parties agreed to settle the matter, for which the court granted final approval in an amount that was not material to Merrill Lynch’s results of operations. Some putative class members have filed an appeal, which remains pending, in the U.S. Court of Appeals for the Second Circuit seeking reversal of the final approval.

Lehman Brothers Holdings, Inc. Litigation

Beginning in September 2008, BAS, MLPF&S, Countrywide Securities Corporation (“CSC”) and LaSalle Financial Services Inc., along with other underwriters and individuals, were named as defendants in several putative class action lawsuits filed in federal and state courts. All of these cases have since been transferred or conditionally transferred to the U.S. District Court for the Southern District of New York under the caption In re Lehman Brothers Securities and ERISA Litigation. Plaintiffs allege that the underwriter defendants violated Section 11 of the Securities Act of 1933, as well as various state laws, by making false or misleading disclosures about the real estate-related investments and mortgage lending practices of Lehman Brothers Holdings, Inc. (“LBHI”) in connection with various debt and convertible stock offerings of LBHI. Plaintiffs seek unspecified damages. On June 4, 2010, defendants filed a motion to dismiss the complaint, which remains pending.

MBIA Insurance Corporation CDO Litigation

On April 30, 2009, MBIA and LaCrosse Financial Products, LLC filed a complaint in New York State Supreme Court, New York County, against MLPF&S and Merrill Lynch International (“MLI”) under the caption MBIA Insurance Corporation and LaCrosse Financial Products, LLC v. Merrill Lynch Pierce Fenner and Smith Inc., and Merrill Lynch International. The complaint relates to certain credit default swap and insurance agreements by which plaintiffs provided credit protection to MLPF&S and MLI and other parties on collateralized debt obligation (“CDO”) securities. Plaintiffs claim that MLPF&S and MLI did not adequately disclose the credit quality and other risks of the CDO securities and underlying collateral. The complaint alleges claims for fraud, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing and breach of contract and seeks rescission and unspecified compensatory and punitive damages, among other relief. On April 9, 2010, the court granted defendants’ motion to dismiss as to the fraud, negligent misrepresentation, and breach of the implied covenant of good faith and fair dealing and rescission claims, as well as a portion of the breach of contract claim. Plaintiffs have appealed the dismissal of their claims and MLI has cross-appealed the denial of its motion to dismiss the breach of contract claim in its entirety. On February 1, 2011, the appellate court dismissed the case against MLI in its entirety. MBIA has filed a request to appeal the appellate court’s decision to the New York State Court of Appeal and has requested permission from the trial court to file an amended complaint.

Mediafiction Litigation

In 1999, MLIB acted as manager for a $284 million issuance of notes for an Italian library of movies, backed by the future flow of receivables to such movie rights. Mediafiction S.p.A (“Mediafiction”) was an Italian vehicle appointed by the seller of the receivables arising from the movie rights (Cecchi Gori Group Fin.Ma.Vi. S.p.a. (Cecchi Gori)) as the company responsible for collecting payments in connection with the rights to the movies and forwarding the payments to the receivables purchaser MLIB for distribution to note holders.

Mediafiction failed to make the required payments to MLIB and in March 2006, upon an application filed by its sole shareholder Cecchi Gori, was declared bankrupt by the Court of Rome, Italy. On July 18, 2006, MLIB filed an opposition before the Tribunal of the Court of Rome to have its claims recognized in the Mediafiction bankruptcy proceeding for amounts that Mediafiction failed to pay on the notes. Thereafter, Mediafiction filed a counterclaim alleging that the agreement between MLIB and Mediafiction was null and void and seeking return of the payments previously made by Mediafiction to MLIB. In October 2008, the Court of Rome granted Mediafiction’s counter claim against MLIB in the amount of $137 million.

In December 2008, MLIB appealed the ruling to the Court of Appeals of the Court of Rome seeking a full reform on the basis that the counts of nullity held by the Tribunal of the Court of Rome were not applicable to the transaction between Mediafiction and MLIB, as it was a receivables purchase with recourse against Mediafiction. MLIB also sought recognition of its claims in the Mediafiction bankruptcy proceedings.

In February 2009, the Court of Appeals of the Court of Rome delivered an interim judgment to the effect of suspending (pending the appeal proceedings) the obligation of MLIB to pay the amount awarded by the Tribunal of the Court of Rome.

The decision of the Court of Appeals of the Court of Rome on the merit of the appeal case is expected in early 2013.

Mortgage-Backed Securities Litigation

ML & Co. and its affiliates have been named as defendants in several cases relating to their various roles as issuer, originator, seller, depositor, sponsor, underwriter and/or controlling entity in MBS offerings, pursuant to which the MBS investors were entitled to a portion of the cash flow from the underlying pools of mortgages. These cases generally include purported class action suits and actions by individual MBS purchasers. Although the allegations vary by lawsuit, these cases generally allege that the registration statements, prospectuses and prospectus supplements for securities issued by securitization trusts contained material misrepresentations and omissions, in violation of Sections 11 and 12 of the Securities Act of 1933 and/or state securities laws and other state statutory and common laws.

These cases generally involve allegations of false and misleading statements regarding (i) the process by which the properties that served as collateral for the mortgage loans underlying the MBS were appraised; (ii) the percentage of equity that mortgage borrowers had in their homes; (iii) the borrowers’ ability to repay their mortgage loans; and (iv) the underwriting practices by which those mortgage loans were originated (collectively, the “MBS Claims”). In addition, several of the cases discussed below assert claims related to the ratings given to the different tranches of MBS by rating agencies. Plaintiffs in these cases generally seek unspecified compensatory damages, unspecified costs and legal fees and, in some instances, seek rescission.

IndyMac Litigation

In 2006 and 2007, MLPF&S and other financial institutions participated as underwriters in MBS offerings in which IndyMac MBS, Inc. securitized residential mortgage loans originated or acquired by IndyMac Bank, F.S.B. (IndyMac Bank) and created trusts that issued MBS. In 2009, Bank of America was named as an underwriter defendant, along with several other financial institutions, in its alleged capacity as “successor-in-interest” to MLPF&S in a consolidated class action in the U.S. District Court for the Southern District of New York, entitled In re IndyMac Mortgage-Backed Securities Litigation. In their complaint, plaintiffs assert MBS Claims relating to 106 offerings of IndyMac-related MBS. On June 21, 2010, the court dismissed Bank of America from the action because the plaintiffs failed to plead sufficient facts to support their allegation that it is the “successor-in-interest” to MLPF&S. On August 3, 2010, plaintiffs filed a motion to add MLPF&S as a defendant, which MLPF&S has opposed.

Merrill Lynch MBS Litigation

ML & Co., MLPF&S, Merrill Lynch Mortgage Investors, Inc. (“MLMI”) and certain current and former directors of MLMI are named as defendants in a putative consolidated class action in the U.S. District Court in the Southern District of New York, entitled Public Employees’ Ret. System of Mississippi v. Merrill Lynch & Co. Inc. In addition to MBS Claims, plaintiffs also allege that the offering documents for the MBS misrepresented or omitted material facts regarding the credit ratings assigned to the securities. In March 2010, the court dismissed claims related to 65 of 84 offerings with prejudice due to lack of standing as no named plaintiff purchased securities in those offerings. On November 8, 2010, the court dismissed claims related to 1 of 19 remaining offerings on separate grounds. MLPF&S was the sole underwriter of these 18 offerings. On December 1, 2010, defendants filed an answer to the consolidated amended complaint.

Cambridge Place Investment Management Litigation

Cambridge Place Investment Management Inc. (“CPIM”), as the alleged exclusive assignee of certain entities that allegedly purchased MBS offered or sold by BAS and MLPF&S brought an action against BAS, MLPF&S and MLMI in Massachusetts Superior Court, Suffolk County, entitled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. CPIM also brought claims against more than 50 other defendants in this action. In addition to MBS Claims, CPIM contends that BAS, MLPF&S and MLMI made false and misleading statements in violation of the Massachusetts Uniform Securities Act regarding (i) due diligence performed by the underwriters on the mortgage loans and the mortgage originators’ underwriting practices; and (ii) the credit enhancements applicable to certain tranches of the MBS. On August 13, 2010, certain defendants removed the case to the U.S. District Court for the District of Massachusetts. On September 13, 2010, CPIM filed a motion to remand the case back to state court. On October 12, 2010, the court referred the motion to remand to a Magistrate Judge for consideration. On December 28, 2010, the Magistrate Judge issued a report and recommendation that the action be remanded to state court. On January 18, 2011, the defendants filed an objection to that recommendation, which CPIM opposed on February 1, 2011. The objection to the Magistrate Judge’s recommendation remains pending.

On February 11, 2011, CPIM commenced a separate civil action in Massachusetts Superior Court, Suffolk County, captioned Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. In connection with the offering or sale of certain additional mortgage-backed securities by BAS, MLPF&S, CSC, several of their affiliates and more than 40 other defendants. CPIM alleges that it is the assignee of the claims of certain entities that allegedly purchased mortgage-backed securities issued or sold by BAS, MLPF&S and CSC in various offerings. In addition to MBS Claims, CPIM contends that BAS, MLPF&S, CSC and their affiliates made false and misleading statements in violation of the Massachusetts Uniform Securities Act in connection with these offerings regarding: (i) due diligence performed by the underwriters on the mortgage loans and the mortgage originators’ underwriting practices; (ii) the credit enhancements applicable to certain tranches of the MBS; and

(iii) the validity of each issuing trust’s title to the mortgage loans comprising the pool for that securitization.

Federal Home Loan Bank Litigations

The Federal Home Loan Bank of Chicago (“FHLB Chicago”) filed a complaint against BAS and MLPF&S in the Illinois Circuit Court, Cook County, entitled Federal Home Loan Bank of Chicago v. Banc of America Funding Corp., et al (the “Illinois Action”). FHLB Chicago also filed a complaint against BAS in the Superior Court of California, Los Angeles County, entitled Federal Home Loan Bank of Chicago v. Banc of America Securities LLC, et al. (the “California Action”). In addition to certain MBS Claims, FHLB Chicago contends that defendants made false and misleading statements regarding among other things, the guidelines for extending mortgages to borrowers and the due diligence performed on repurchased and pooled loans. Both actions have been removed to federal court.

The Federal Home Loan Bank of Seattle (“FHLB Seattle”) filed two separate complaints, each against different defendants, including MLPF&S, MLMI and Merrill Lynch Mortgage Capital, Inc. (“MLMC”) and BAS, as well as certain other defendants, in the Superior Court of Washington for King County concerning separate issuances, entitled Federal Home Loan Bank of Seattle v. Banc of America Securities LLC, et al, and Federal Home Loan Bank of Seattle v. Merrill Lynch, Pierce, Fenner & Smith, Inc., et al. In addition to certain MBS Claims, FHLB Seattle contends that defendants made false and misleading statements regarding the number of borrowers who actually lived in the houses that secured the mortgage loans and the business practices of the lending institutions that made the mortgage loans. FHLB Seattle claims that the sales violated the Securities Act of Washington. On October 18, 2010, BAS and other defendants filed a consolidated motion to dismiss the first complaint, which is currently pending. On the same date, the Merrill Lynch entities named as defendants in the second case (MLPF&S, MLMI, MLMC) filed a motion to dismiss the amended complaint, which is currently pending.

The Federal Home Loan Bank of San Francisco (“FHLB San Francisco”) filed two actions against different defendants, including MLPF&S and BAS, in the Superior Court of California, County of San Francisco, entitled (i) Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al, which asserts claims against BAS and others; and (ii) Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc., et al, which asserts claims against MLPF&S and others. In addition to certain MBS Claims, FHLB San Francisco contends that defendants made false and misleading statements regarding the original mortgage lenders’ guidelines for extending the loans to borrowers. FHLB San Francisco also claims that defendants failed to disclose that third party ratings services’ credit ratings of the MBS did not take into account defendants’ false and misleading statements about the mortgage loans underlying the MBS. On November 5, 2010, FHLB San Francisco sought permission from the court to amend its complaint in the first action to include Bank of America as a defendant and, among other things, to assert control person liability claims against Bank of America under state and federal securities laws and to assert that Bank of America succeeded to CFC’s interests. Defendants had removed the state court actions to federal court, but on December 20, 2010, the U.S. District Court, Northern District of California remanded the cases to state court and denied a motion to amend the complaint as moot when it granted remand. On November 5, 2010, FHLB San Francisco also filed a declaratory action in the Superior Court of California, County of San Francisco, entitled Federal Home Loan Bank of San Francisco v. Bank of America Corporation and Does 1-10, seeking a determination that Bank of America is a successor to the liabilities of CFC — including the liabilities at issue in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC.

Charles Schwab Litigation

The Charles Schwab Corporation (“Schwab”) has filed an action against BAS and others, in the Superior Court of California, County of San Francisco on July 15, 2010 entitled The Charles Schwab Corp. v. BNP Paribas Securities Corp., et. al. This action is in connection with the purchase by Schwab of approximately $166 million of MBS which relates to claims with respect to BAS. In addition to MBS Claims, Schwab contends that BAS is liable for false and misleading statements regarding among other things, the business practices of the lending institution that made the original loan and MBS credit ratings. In September 2010, BAS joined in and consented to the removal of this action to the U.S. District Court for the Northern District of California. Schwab has filed a motion to remand the action to California state court, which remains pending.

Regulatory Investigations

In addition to the MBS litigation described above, Merrill Lynch has also received a number of subpoenas and other informal requests for information from federal regulators regarding MBS matters, including inquiries related to Merrill Lynch’s underwriting and issuance of MBS and its participation in certain CDO offerings.

Municipal Derivatives Matters

The Securities and Exchange Commission (“SEC”), the Department of Justice (“DOJ”), the Internal Revenue Service (“IRS”), the Office of Comptroller of the Currency (“OCC”), the Federal Reserve and a Working Group of State Attorneys General (the “Working Group”) have investigated Bank of America, Bank of America, N.A. (“BANA”) and BAS concerning possible anticompetitive practices in the municipal derivatives industry dating back to the early 1990s. These investigations have focused on the bidding practices for guaranteed investment contracts, the investment vehicles in which the proceeds of municipal bond offerings are deposited, as well as other types of derivative transactions related to municipal bonds. On January 11, 2007, Bank of America entered a Corporate Conditional Leniency Letter with the DOJ, under which the DOJ agreed not to prosecute Bank of America for criminal antitrust violations in connection with matters Bank of America has reported to the DOJ, subject to Bank of America’s continued cooperation. On December 7, 2010, Bank of America and its affiliates, including BANA and BAS settled inquiries with the SEC, OCC, IRS and the Working Group for an aggregate amount that is not material to Merrill Lynch’s results of operations. In addition, Bank of America entered into an agreement with the Federal Reserve providing for additional oversight and compliance risk management.

BANA and ML & Co., along with other financial institutions, are named as defendants in several substantially similar class actions and individual actions, filed in various state and federal courts by several municipalities that issued municipal bonds, as well as purchasers of municipal derivatives. These actions generally allege that defendants conspired to violate federal and state antitrust laws by allocating customers, and fixing or stabilizing rates of return on certain municipal derivatives from 1992 to the present. These actions seek unspecified damages, including treble damages. However, as a result of Bank of America’s receipt of the Corporate Leniency Letter from the DOJ referenced above, Bank of America is eligible to seek a ruling that certain civil plaintiffs are limited to single, rather than treble, damages and relief from joint and several liability with co-defendants in the civil suits discussed below. All of the actions have been transferred to the U.S. District Court for the Southern District of New York and consolidated in a single proceeding, entitled In re Municipal Derivatives Antitrust Litigation. Defendants other than BANA and ML & Co. filed motions to dismiss plaintiffs’ complaints, which the court denied in large part in April 2010. The action has otherwise been largely stayed while the DOJ completes its criminal trials concerning other parties.

Region of Puglia, Italy Criminal Investigation

On February 3, 2010, Merrill Lynch International (“MLI”) was notified that it is under investigation by the Public Prosecutor in Bari, Puglia, Italy on the grounds that it might be liable for the alleged fraudulent conduct of an employee against the Region of Puglia in connection with (i) a bond issue by Region of Puglia in 2003 in which MLI acted as lead manager and bookrunner, and a related swap transaction in which MLIB was the counterparty and (ii) a further bond issue by the Region of Puglia in 2004 in which MLI was joint lead manager and bookrunner, and a related restructuring of the original swap transaction. The alleged fraudulent conduct of the employee is said to involve, inter alia, the making of false representations and the breach of an alleged duty to act with diligence, fairness and transparency to provide the best terms for the client and to recommend suitable transactions.

On the same date, the MLI Milan Branch was served with an order seeking to attach approximately 73 million Euro. The purpose of such an order is to freeze assets that could be subject to a confiscation order in the event that MLI is convicted. The Public Prosecutor ordered MLI to appear at a hearing to determine whether MLI should be banned from doing business with Italian public sector entities for a two-year period. An interim disqualification order was also served upon a current employee. In lieu of the seizure order seeking 73 million Euro, MLI has paid 64 million Euro into a deposit account under the control of the Public Prosecutor. At a hearing on July 14, 2010, the Public Prosecutor withdrew his application for a ban on MLI doing business with Italian public sector entities. MLI continues to respond to inquiries and civil proceedings regarding similar transactions.

Commitments

At December 31, 2010, Merrill Lynch’s commitments had the following expirations:

(dollars in millions)

		Commitment expiration
		Less than	1-3	3-5	Over 5
	Total	1 Year	Years	Years	Years

Lending commitments	$7,969	$1,798	$4,452	$1,552	$167
Purchasing and other commitments	5,668	2,997	1,192	667	812
Operating leases	3,234	762	1,238	580	654
Commitments to enter into resale and securities borrowing agreements	41,422	41,422	-	-	-
Commitments to enter into repurchase and securities lending agreements	33,485	33,485	-	-	-

Total	$91,778	$80,464	$6,882	$2,799	$1,633

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

Commitments to extend credit are outstanding as of the date the commitment letter is issued and are comprised of closed and contingent commitments. Closed commitments represent the unfunded portion of existing commitments available for draw down. Contingent commitments are contingent on the borrower fulfilling certain conditions or upon a particular event, such as an acquisition. A portion of these contingent commitments may be syndicated among other lenders or the counterparty may replace the commitment with capital markets funding.

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

Purchasing and Other Commitments

Merrill Lynch had commitments to purchase partnership interests, primarily related to private equity and principal investing activities at December 31, 2010 and December 31, 2009 of $0.6 billion and $1.2 billion, respectively. Merrill Lynch also has entered into agreements with providers of market data, communications, systems consulting, and other office-related services. At December 31, 2010 and December 31, 2009, minimum fee commitments over the remaining life of these agreements totaled $1.7 billion and $1.8 billion, respectively. Merrill Lynch entered into commitments to purchase loans of $2.6 billion, which, upon settlement of the commitment, will be included in trading assets, loans held for investment or loans held for sale at December 31, 2010. Such commitments totaled $2.2 billion at December 31, 2009. Other purchasing commitments amounted to $0.8 billion and $0.5 billion at December 31, 2010 and December 31, 2009, respectively.

In the normal course of business, Merrill Lynch enters into commitments for underwriting transactions. Settlement of these transactions as of December 31, 2010 would not have a material effect on the Consolidated Balance Sheet of Merrill Lynch.

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

At December 31, 2010, future non-cancelable minimum rental commitments are as follows:

(dollars in millions)	Total

2011	$762
2012	669
2013	569
2014	321
2015	259
2016 and thereafter	654

Total	$3,234

Net rent expense for each of the last three years is presented below:

(dollars in millions)

	Successor Company		Predecessor Company
	December 31,	December 31,	December 26,
	2010	2009	2008

Rent expense	$838	$813	$837
Sublease revenue	(137)	(153)	(189)

Net rent expense	$701	$660	$648

Guarantees

Merrill Lynch issues various guarantees to counterparties in connection with certain transactions. Merrill Lynch’s guarantee arrangements and their expiration at December 31, 2010 are summarized as follows (see Note 6 for information related to derivative financial instruments within the scope of Guarantees Accounting):

(dollars in millions)

	Expiration
	Maximum	Less than	1-3	3-5		Carrying
	Payout	1 year	years	years	Over 5 years	Value

Standby liquidity facilities	$1,309	$687	$601	$-	$21	$-
Residual value guarantees	415	95	320	-	-	1
Standby letters of credit and other guarantees	1,119	378	301	16	424	-

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

Auction Rate Security (“ARS”) Guarantees

Under the terms of its announced purchase program, as augmented by the global agreement reached with the New York Attorney General, the SEC, the Massachusetts Securities Division and other state securities regulators, Merrill Lynch agreed to purchase ARS at par from its retail clients, including individual, not-for-profit, and small business clients, beginning in 2008. The final date of the ARS purchase program was January 15, 2010. At December 31, 2009, a liability of $24 million was recorded for outstanding ARS that were subject to this guarantee. No liability was recorded as of December 31, 2010.

Residual Value Guarantees

At December 31, 2010, residual value guarantees of $415 million consist of amounts associated with certain power plant facilities. Payments under these guarantees would only be required if the fair value of such assets declined below their guaranteed value. As of December 31, 2010, no payments have been made under these guarantees and the carrying value of the associated liabilities was not material, as Merrill Lynch believes that the estimated fair value of such assets was in excess of their guaranteed value.

Standby Letters of Credit

At December 31, 2010, Merrill Lynch provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $0.7 billion. Payment risk is evaluated based upon historical payment activity.

Representations and Warranties

In prior years, Merrill Lynch and certain of its subsidiaries, including First Franklin Financial Corporation (“First Franklin”), sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations or in the form of whole loans. Many of the loans sold in the form of whole loans were subsequently pooled with other mortgages into private-label securitizations issued or sponsored by the third-party buyer of the whole loans. In addition, Merrill Lynch and First Franklin securitized first-lien residential mortgage loans generally in the form of mortgage-backed securities guaranteed by the GSEs. In connection with these transactions, Merrill Lynch and certain of its subsidiaries made various representations and warranties (these representations and warranties are not included in the table above). These representations and warranties, as governed by the agreements, related to, among other things, the ownership of the loan, the validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, the process used to select the loan for inclusion in a transaction, the loan’s compliance with any applicable loan criteria, including underwriting standards, and the loan’s compliance with applicable federal, state and local laws. Breaches of these representations and warranties may result in the requirement that we repurchase mortgage loans or otherwise make whole or provide other remedy to a whole loan buyer or securitization trust (collectively, repurchase claims). Where the loans are originated and sold by third parties, Merrill Lynch’s losses may be reduced by any recourse to the original sellers of the loans for representations and warranties previously provided by the original seller. Subject to the requirements and limitations of the applicable agreements, these representations and warranties can be enforced by the securitization trustee or whole loan buyer as governed by the agreements or, in certain securitizations where monolines have insured all or some of the related bonds issued, by the insurer at any time over the life of the loan. As it relates to private investors, including those who have invested in private-label securitizations, a contractual liability to repurchase mortgage loans generally arises only if counterparties prove there is a breach of the representations and warranties that materially and adversely affects the interest of the investor or all investors in a securitization trust, or if there is a breach of other standards established by the terms of the related sale agreement. While a securitization trustee may always investigate or demand repurchase of loans on its own, in order for investors to direct the securitization trustee to investigate loan files or demand the repurchase of loans, the securitization agreements generally require the security holders to hold a specified percentage, such as 25%, of the voting rights of the outstanding securities.

The fair value of probable losses to be absorbed under the representations and warranties obligations and the guarantees is recorded as an accrued liability when the loans are sold. The liability for probable losses is updated by accruing a representations and warranties provision in the Consolidated Statement of Earnings/(Loss). This is done throughout the life of the loan as necessary when additional relevant information becomes available. The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, which include, depending on the counterparty, actual defaults, estimated future defaults, historical loss experience, estimated home prices, estimated probability that a repurchase request will be received, number of payments made by the borrower prior to default and estimated probability that a loan will be required to be repurchased. Changes to any one of these factors could significantly impact the estimate of Merrill Lynch’s liability. Given that these factors vary by counterparty, Merrill Lynch analyzes its representations and warranties obligations based on the specific party with whom the sale was made. Merrill Lynch performs a loan by loan review of all properly presented repurchase requests and has and will continue to contest such demands that Merrill Lynch does not believe are valid. In addition, Merrill Lynch may reach a bulk settlement with a counterparty (in lieu of the loan-by-loan review process), on terms determined to be advantageous to Merrill Lynch.

The liability for representations and warranties recorded at December 31, 2010 and December 31, 2009 was $213 million and $378 million, respectively. The table below presents a roll forward of the liability for representations and warranties and corporate guarantees:

(dollars in millions)

Beginning balance as of December 31, 2009	$378
Charge-offs	(45)
Provision	(120)

Ending balance as of December 31, 2010	$213

The liability for representations and warranties has been established when those obligations are both probable and reasonably estimable. Although experience with non-GSE claims remains limited, Merrill Lynch expects additional activity in this area going forward and the volume of repurchase claims from monolines, whole loan buyers and investors in private-label securitizations could increase in the future. The representations and warranties provision may vary significantly each period as the methodology used to estimate the expense continues to be refined based on the level and type of repurchase claims presented, defects identified, the latest experience gained on repurchase claims and other relevant facts and circumstances, which could have a material adverse impact on Merrill Lynch’s earnings for any particular period.

It is reasonably possible that future losses may occur and Merrill Lynch’s estimate is that the upper range of possible loss related to non-GSE sales could be $1 billion to $2 billion over existing accruals. This estimate does not represent a probable loss, is based on currently available information, significant judgment, and a number of assumptions that are subject to change. Future provisions and possible loss or range of possible loss may be impacted if actual results are different from Merrill Lynch’s assumptions regarding economic conditions, home prices and other matters and may vary by counterparty. Merrill Lynch expects that the resolution of the repurchase claims process with the non-GSE counterparties will likely be a protracted process, and Merrill Lynch will vigorously contest any request for repurchase if it concludes that a valid basis for a repurchase claim does not exist.

Merrill Lynch, including First Franklin, sold loans originated from 2004 to 2008 (primarily subprime and alt-A) with a total original principal balance in the amount of approximately $133 billion through securitizations or whole loan sales that were subject to representations and warranties liabilities. Approximately $62 billion of these loans have been paid. As presented in the table below, during the twelve months ended December 31, 2010, $68 million of repurchase claims were resolved through repurchase or indemnification payments to the investor or securitization trust for losses that they incurred, compared with $72 million for the year ended December 31, 2009. During 2010 and 2009, Merrill Lynch paid $59 million and $52 million, respectively, to resolve these claims, resulting in a loss on the related loans at the time of repurchase or reimbursement of $50 million in 2010 and $43 million in 2009. The amount of loss for loan repurchases is reduced by the fair value of the underlying loan collateral.

Loan Repurchase and Indemnification Payments

(Dollars in millions)

	Year Ended			Year Ended
	December 31, 2010			December 31, 2009
	Unpaid			Unpaid
	Principal	Cash		Principal	Cash
	Balance	Paid	Loss	Balance	Paid	Loss

First Lien
Repurchases	$11	$14	$5	$12	$12	$3
Indemnification Payments	46	33	33	60	40	40

Total First Lien	57	47	38	72	52	43

Home Equity
Indemnification Payments	11	12	12	-	-	-

Total Home equity	11	12	12	-	-	-

Total First Lien and Home Equity	$68	$59	$50	$72	$52	$43

At December 31, 2010, the unpaid principal balance of loans related to outstanding claims was approximately $624 million, including $538 million in repurchase requests that have been reviewed where it is believed a valid defect has not been identified which would constitute an actionable breach of representations and warranties and $87 million in repurchase requests that are in the process of review. The table below presents outstanding claims by counterparty as of December 31, 2010 and December 31, 2009:

Outstanding Claims by Counterparty

(dollars in millions)	2010	2009

GSEs	$59	$35
Monoline	48	41
Others(1)	517	651

Total	$624	$727

(1)	The majority of these repurchase claims are from whole loan buyers on subprime loans.

Other Guarantees

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

BAI, which was acquired by Merrill Lynch from Bank of America during 2009, has contracted with a third party to provide clearing services that include underwriting margin loans to BAI’s clients. This contract stipulates that BAI will indemnify the third party for any losses that occur related to the margin loans made to BAI’s clients. The maximum potential future payment under this indemnification was immaterial at December 31, 2010 and $657 million at December 31, 2009. Historically, any payments made under this indemnification have not been material. As these margin loans are highly collateralized by the securities held by the brokerage clients, Merrill Lynch has assessed the probability of making such payments in the future as remote. Accordingly, no liability is recorded in the Consolidated Balance Sheets for these transactions.

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

Note 15.  Employee Benefit Plans

Merrill Lynch sponsors pension and other postretirement benefits to its employees worldwide through defined contribution pension, defined benefit pension and other postretirement plans. These plans vary based on the country and local practices.

Effective with the acquisition of Merrill Lynch by Bank of America on January 1, 2009, the Bank of America Corporation Corporate Benefits Committee assumed overall responsibility for the administration of all of Merrill Lynch’s employee benefit plans. Merrill Lynch continues as the plan sponsor.

Bank of America maintains certain qualified retirement and defined contribution plans covering full-time, salaried employees and certain part-time employees. Effective January 1, 2010, the U.S. Merrill Lynch plans were closed to new participants, with certain exceptions. Eligible Merrill Lynch employees newly hired on or after January 1, 2010 participate in the Bank of America plans with certain exceptions. Employees of certain non-U.S. subsidiaries will continue to participate in the various local plans.

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

Defined Contribution Pension Plans

Merrill Lynch has U.S. defined contribution pension plans consisting of the Retirement Accumulation Plan (“RAP”), the Employee Stock Ownership Plan (“ESOP”), and the 401(k) Savings & Investment Plan (“401(k)”). Merrill Lynch also has various non-U.S. defined contribution pension plans. The costs of benefits under the RAP, 401(k), and non-U.S. plans are expensed during the related service period.

Merrill Lynch contributed approximately $228 million, $211 million and $274 million in 2010, 2009 and 2008, respectively, in cash to the U.S. defined contribution pension plans. Merrill Lynch contributed approximately $81 million, $69 million and $89 million in 2010, 2009 and 2008, respectively, in cash to the non-U.S. defined contribution pension plans.

Defined Benefit Pension Plans

In 1988, Merrill Lynch purchased a group annuity contract that guarantees the payment of benefits vested under a U.S. defined benefit pension plan that was terminated (the “U.S. terminated pension plan”) in accordance with the applicable provisions of ERISA. At year-end 2010 and 2009, a substantial portion of the assets supporting the annuity contract were invested in U.S. Government and agency securities. Merrill Lynch, under a supplemental agreement, may be responsible for, or benefit from, actual experience and investment performance of the annuity assets. Merrill Lynch may be required to contribute toward this agreement in 2011. Merrill Lynch also maintains supplemental defined benefit pension plans (i.e., plans not subject to Title IV of ERISA) for certain U.S. participants. Merrill Lynch expects to pay $1 million of benefit payments to participants in the U.S. non-qualified pension plans in 2011.

Employees of certain non-U.S. subsidiaries participate in various local defined benefit pension plans. These plans provide benefits that are generally based on years of credited service and a percentage of the employee’s eligible compensation during the final years of employment. Merrill Lynch’s funding policy has been to contribute annually at least the amount necessary to satisfy local funding standards. Merrill Lynch currently expects to contribute $82 million to its non-U.S. pension plans in 2011.

Postretirement Benefits Other Than Pensions

Merrill Lynch provides health insurance benefits to eligible retired employees and dependents under a plan that covers substantially all U.S. employees who have met age and service requirements. Effective January 1, 2010, health insurance benefits to eligible retired employees and dependents was provided through the Bank of America Group Benefits Program. The health care coverage is contributory, with certain retiree contributions adjusted periodically. The accounting for costs of health care benefits for most eligible employees anticipates future changes in cost-sharing provisions. Merrill Lynch also sponsors similar plans that provide health care benefits to retired employees of certain non-U.S. subsidiaries. As of December 31, 2010, none of these plans had been funded. Merrill Lynch currently expects to pay $22 million of benefit payments to participants in these plans in 2011.

Merrill Lynch Defined Benefit Pension and Postretirement Plans

The following table provides a summary of the changes in the plans’ benefit obligations, fair value of plan assets, and funded status, for the years ended December 31, 2010 and December 31, 2009, and amounts recognized in the Consolidated Balance Sheets at year-end 2010 and 2009 for Merrill Lynch’s U.S. and non-U.S. defined benefit pension and postretirement benefit plans.

(dollars in millions)

	U.S. Defined		Non-U.S. Defined		Total Defined
	Benefit		Benefit		Benefit		Postretirement
	Pension Plans		Pension Plans(1)		Pension Plans		Plans(2)

	2010	2009	2010	2009	2010	2009	2010	2009

Change in projected benefit obligation
Projected benefit obligation, January 1	$1,711	$1,635	$1,518	$1,181	$3,229	$2,816	$248	$208
Effect of purchase accounting	-	48	-	99	-	147	-	18
Service cost	-	-	30	30	30	30	3	5
Interest cost	101	98	79	76	180	174	17	13
Actuarial loss (gain)	192	46	78	75	270	121	(4)	18
Plan participant contributions	-	-	2	2	2	2	-	-
Benefits paid	(119)	(116)	(55)	(53)	(174)	(169)	(13)	(16)
Curtailments and settlements	-	-	-	(3)	-	(3)	-	-
Plan amendments	-	-	2	-	2	-	64	-
Other/foreign currency exchange rate changes	-	-	(30)	111	(30)	111	-	2

Projected benefit obligation, December 31	1,885	1,711	1,624	1,518	3,509	3,229	315	248

Change in fair value of plan assets
Fair value, January 1	2,533	2,659	1,312	1,025	3,845	3,684	-	-
Actual return on plan assets	272	(235)	157	177	429	(58)	-	-
Contributions	1	121	84	63	85	184	13	16
Benefits paid	(119)	(116)	(55)	(53)	(174)	(169)	(13)	(16)
Other/foreign currency exchange rate changes	-	104	(26)	100	(26)	204	-	-

Fair value, December 31	2,687	2,533	1,472	1,312	4,159	3,845	-	-

Funded status, December 31	$802	$822	$(152)	$(206)	$650	$616	$(315)	$(248)

Amount recognized in Consolidated Balance Sheet	$802	$822	$(152)	$(206)	$650	$616	$(315)	$(248)

Weighted average assumptions, December 31
Discount rate	5.3%	5.8%	5.3%	5.4%			5.2%	5.8%
Rate of compensation increase	N/A	N/A	4.9%	4.7			N/A	N/A
Healthcare cost trend rates:(3)
Initial	N/A	N/A	N/A	N/A			7.6	8.1
Long-term	N/A	N/A	N/A	N/A			5.0	5.0

(1)	Primarily represents the U.K. pension plan, which accounts for 72% of the benefit obligation and 82% of the fair value of plan assets at December 31, 2010.
(2)	Approximately 93% of the postretirement benefit obligation at December 31, 2010 relates to the U.S. postretirement plan.
(3)	The healthcare cost trend rate is assumed to decrease gradually through 2017 and remain constant thereafter.

N/A Not applicable

The accumulated benefit obligation (“ABO”) for all defined benefit pension plans was $3.4 billion and $3.1 billion at December 31, 2010 and 2009, respectively.

Amounts recognized in the Consolidated Balance Sheet at December 31, 2010 and 2009 were as follows:

(dollars in millions)

	U.S. Defined		Non-U.S. Defined		Total Defined
	Benefit		Benefit		Benefit		Postretirement
	Pension Plans		Pension Plans		Pension Plans		Plans

	2010	2009	2010	2009	2010	2009	2010	2009

Other assets	$809	$830	$32	$1	$841	$831	-	-
Other payables	(7)	(8)	(184)	(207)	(191)	(215)	(315)	(248)

Net amount recognized at December 31	$802	$822	$(152)	$(206)	$650	$616	$(315)	$(248)

The projected benefit obligation (“PBO”), ABO, and fair value of plan assets for pension plans with ABO and PBO in excess of plan assets as of December 31, 2010 and December 31, 2009 are presented in the tables below. These plans primarily represent U.S. supplemental plans not subject to ERISA or non-U.S. plans where funding strategies vary due to legal requirements and local practices.

(dollars in millions)

	U.S. Defined		Non-U.S. Defined		Total Defined
	Benefit		Benefit		Benefit
	Pension Plans		Pension Plans		Pension Plans

	2010	2009	2010	2009	2010	2009

Plans with ABO in excess of plan asset
PBO	$8	$8	$249	$221	$257	$229
ABO	8	8	242	214	250	222
Fair value of plan assets	-	-	106	72	106	72
Plans with PBO in excess of plan assets
PBO	$8	$8	$414	$1,473	$422	$1,481
Fair value of plan assets	-	-	230	1,266	230	1,266

Amounts recognized in accumulated other comprehensive loss, pre-tax, at year-end 2010 consisted of:

(dollars in millions)

		Non-U.S.	Total
	U.S. Defined	Defined	Defined
	Benefit	Benefit	Benefit
	Pension	Pension	Pension	Postretirement
	Plans	Plans	Plans	Plans

Actuarial loss/(gain)	$483	$(20)	$463	$10
Prior service cost	-	1	1	58

Total	$483	$(19)	$464	$68

Total pension plan net periodic benefit cost for the years ended 2010, 2009, and 2008 included the following components:

(dollars in millions)

	U.S. Pension			Non-U.S. Pension			Total Pension
	Plans			Plans			Plans

	Successor		Predecessor	Successor		Predecessor	Successor		Predecessor
	Company		Company	Company		Company	Company		Company

	2010	2009	2008	2010	2009	2008	2010	2009	2008

Components of net periodic benefit cost (income)
Service cost(1)	$-	$-	$-	$30	$30	$30	$30	$30	$30
Interest cost	101	98	97	79	76	79	180	174	176
Expected return on plan assets	(138)	(148)	(118)	(88)	(74)	(82)	(226)	(222)	(200)
Amortization of (gains)/losses, prior service costs and other	5	-	(2)	-	-	12	5	-	10
Recognized gain due to settlements and curtailments	-	-	-	-	(2)	-	-	(2)	-

Net periodic benefit cost (income)	$(32)	$(50)	$(23)	$21	$30	$39	$(11)	$(20)	$16

Weighted average assumptions used to determine net cost for years ended December 31
Discount rate	5.8%	6.0%	6.0%	5.4%	5.6%	5.8%
Expected return on plan assets	5.3	5.3	5.3	6.8	6.8	6.9
Rate of compensation increase	N/A	N/A	N/A	4.7	4.6	4.7

(1)	The U.S. plan was terminated in 1988 and thus does not incur service costs.
N/A Not applicable

Total postretirement plan net periodic benefit cost for the years ended 2010, 2009, and 2008 included the following components:

(dollars in millions)

	Postretirement
	Plans
	Successor		Predecessor
	Company		Company
	2010	2009	2008

Components of net periodic benefit cost
Service cost	$3	$4	$5
Interest cost	17	13	15
Amortization of losses/(gains), prior service			(10)
costs and other	10	1	(5)

Net periodic benefit cost	$30	$18	$5

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	5.8%	6.0%	6.0%
Healthcare cost trend rates:
Initial	8.1	8.1	8.8
Long-term	5.0	5.0	5.0

The net actuarial losses/(gains) represent changes in the amount of either the projected benefit obligation or plan assets resulting from actual experience being different than that assumed and from changes in assumptions. Gains and losses for all benefits except the postretirement plans are recognized in accordance with standard amortization provisions of the applicable accounting standards. For the postretirement plans, 50% of the unrecognized gain or loss at the beginning of the fiscal year (or at subsequent remeasurement) is recognized on a level basis during the year. The estimated net actuarial loss for the postretirement plans that will be recorded into expense over the next fiscal year is approximately $5 million. There is no expected amortization for the defined benefit pension plans over the next fiscal year.

Plan Assumptions

The discount rate assumption used in determining the benefit obligation for the defined benefit pension plans and postretirement plans is based on a cash flow matching technique and is subject to change each year. This technique utilizes yield curves that are based upon Aa-rated corporate bonds with cash flows that match estimated benefit payments of each of the plans to produce the discount rate assumptions. The asset valuation method for the U.S. defined benefit pension plans recognizes 60% of the prior year’s market gains and losses at the next measurement date, with the remaining 40% spread equally over the subsequent four years. The asset valuation method for the non-U.S. defined benefit pension plans uses the fair market value as of the measurement date.

The expected return on asset assumption was developed through analysis of historical market and asset returns, historical asset class volatility and correlations, current market conditions, anticipated future asset allocations, and expectations on potential future market returns. The expected return on asset assumption represents a long-term view of the assets in the defined benefit pension plans, a return that may or may not be achieved during one calendar year. The U.S. terminated pension plan, which represents approximately 65% of Merrill Lynch’s total pension plan assets as of December 31, 2010, is solely invested in a group annuity contract which is currently 100% invested in fixed income securities. The expected return on asset assumption on the non-U.S. pension plans reflects the weighted average long-term return assumption across all funded non-U.S. Plans. Although Merrill Lynch’s pension and postretirement benefit plans can be sensitive to changes in the discount rate, it is expected that a 25 basis point rate reduction would not have a material impact on the U.S. or the U.K. defined benefit plan expenses for 2011. Such a change would increase the U.S. and U.K. defined benefit plan obligations at December 31, 2010 by $52 million and $44 million, respectively. A 25 basis point decline in the expected rate of return for the U.S. defined benefit pension plan and the U.K. pension plan would result in an expense increase for 2011 of approximately $7 million and $4 million, respectively.

A one percent change in the assumed healthcare cost trend rate would have the following effects on the amounts reported for the postretirement plans:

(dollars in millions)

	1% Increase		1% Decrease
	2010	2009	2010	2009

Effect on:
Other postretirement benefits cost	$2	$2	$(2)	$(2)
Accumulated benefit obligation	30	23	(27)	(20)

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

The pension plan target allocations for 2011 by asset category are shown below. The Merrill Lynch postretirement benefit plans are not funded and do not hold assets for investment.

Defined Benefit Pension Plans
	U.S. Plan	Non-U.S. Plans

2011 Target Allocation

Debt securities	100%	10-60%
Equity securities	-	25-75%
Real estate	-	0-15%
Other(1)	-	5-40%

(1)	Other consists primarily of hedge funds, private equity investments, swaps and real property.

Fair Value Measurements

For information on fair value measurements, including descriptions of Level 1, 2, and 3 of the fair value hierarchy and the valuation methods employed by Merrill Lynch, see Note 1 and Note 4.

Plan assets measured at fair value by level and in total at December 31, 2010 and 2009 are summarized in the tables below:

(dollars in millions)
	December 31, 2010
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total

Cash and short term investments
Money market and interest bearing cash	$202	$-	$-	$202
Fixed Income
U.S. Government and government agency obligations	15	1,984	14	2,013
Corporate debt securities	-	197	-	197
Asset-backed securities	-	479	-	479
Non-U.S. debt securities	10	107	-	117
Fixed income commingled/mutual funds	42	106	-	148
Equity
Common and preferred equity securities	114	-	-	114
Equity commingled/mutual funds	-	398	-	398
Public real estate investment trusts	-	9	-	9
Real estate commingled/mutual funds	-	2	65	67
Limited partnerships	-	5	175	180
Other investments(1)	-	235	-	235

Total plan assets, at fair value	$383	$3,522	$254	$4,159

(1)	Other investments includes swaps of $198 million, structured products of $23 million, commodity and balanced funds of $13 million and foreign asset-backed securities of $1 million.

(dollars in millions)
	December 31, 2009
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total

Cash and short term investments
Money market and interest bearing cash	$8	$-	$-	$8
Fixed Income
U.S. Government and government agency obligations	1,038	752	-	1,790
Corporate debt securities	-	421	-	421
Asset-backed securities	-	267	-	267
Non-U.S. debt securities	277	348	-	625
Fixed income commingled/mutual funds	-	26	-	26
Equity
Common and preferred equity securities	140	-	-	140
Equity commingled/mutual funds	-	289	-	289
Public real estate investment trusts	-	4	-	4
Real estate commingled/mutual funds	-	-	45	45
Limited partnerships	-	9	111	120
Other investments(1)	-	-	110	110

Total plan assets, at fair value	$1,463	$2,116	$266	$3,845

(1)	Other investments consists of swaps of $110 million.

The tables below presents a reconciliation of all plan assets measured at fair value using significant unobservable inputs (Level 3) during the year ended December 31, 2010 and 2009.

(dollars in millions)
Year Ended December 31, 2010
		Actual Return on
	Balance	Plan Assets Still		Transfers	Balance
	January 1,	Held at the	Purchases, Sales	Into/(Out of)	December 31,
	2010	Reporting Date	and Settlements	Level 3	2010

Fixed Income
U.S. Government and government agency securities	$-	$-	$-	$14	$14
Real estate commingled/mutual funds	45	(5)	25	-	65
Limited partnerships	111	10	2	52	175
Other investments	110	-	-	(110)	-

Totals	$266	$5	$27	$(44)	$254

(dollars in millions)
Year Ended December 31, 2009
		Actual Return on
	Balance	Plan Assets Still		Transfers	Balance
	January 1,	Held at the	Purchases, Sales	Into/(Out of)	December 31,
	2009	Reporting Date	and Settlements	Level 3	2009

Real estate commingled/mutual funds	$49	$(5)	$1	$-	$45
Limited partnerships	65	9	37	-	111
Other investments	214	(104)	-	-	110

Totals	$328	$(100)	$38	$-	$266

Estimated Future Benefit Payments

Expected benefit payments associated with Merrill Lynch’s defined benefit pension and postretirement plans for the next five years and in aggregate for the five years thereafter are as follows:

(dollars in millions)
	Defined Benefit
	Pension Plans			Postretirement Plans(3)
	U.S.(1)	Non-U.S.(2)	Total	Gross Payments	Medicare Subsidy	Net Payments

2011	$129	$60	$189	$25	$(3)	$22
2012	133	62	195	26	(3)	23
2013	136	63	199	27	(3)	24
2014	139	65	204	28	(3)	25
2015	141	66	207	28	(3)	25
2016 through 2020	710	350	1,060	144	(16)	128

(1)	The U.S defined benefit pension plan payments are primarily funded under the terminated plan annuity contract.
(2)	The U.K., Swiss and Japan pension plans payments represent approximately 56%, 12% and 19%, respectively of the non-U.S. 2011 expected defined benefit pension payments.
(3)	The U.S. postretirement plan payments, net of Medicare subsidy, represent approximately 96% of the total 2011 expected postretirement benefit payments.

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

The total pre-tax compensation cost recognized in earnings for share-based compensation plans for 2010, 2009 and 2008 was $1.5 billion, $1.4 billion and $1.9 billion, respectively. Total related tax benefits recognized in earnings for share-based payment compensation plans for 2010, 2009 and 2008 were $0.5 billion, $0.5 billion and $0.7 billion, respectively.

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

The ESCP was amended at the time of the Bank of America acquisition to provide for the issuance of Bank of America common stock. The ESCP covers employees who were salaried key employees of Merrill Lynch immediately prior to the effective date of the Bank of America acquisition, other than executive officers. Under the ESCP, Bank of America may award restricted shares, restricted units, non-qualified stock options and stock appreciation rights. Awards of restricted shares and restricted units are subject to a vesting schedule specified in the grant documentation. As of December 31, 2010, there were approximately 60 million shares available under the ESCP for future awards. Shares that are cancelled, forfeited, or settled in cash from the frozen Merrill Lynch Long-Term Incentive Compensation Plan for Managers and Producers will become available for grant under the ESCP.

Bank of America shareholders approved the KASP to be effective January 1, 2003. Awards to Merrill Lynch employees may also be made under the KASP effective as of January 1, 2009. In conjunction with the Merrill Lynch acquisition, the Bank of America shareholders authorized an additional 105 million shares for grant under the KASP. In April 2010, Bank of America shareholders authorized an additional 500 million shares. In 2010, Bank of America issued approximately 160 million restricted stock and restricted stock unit awards to certain Merrill Lynch employees under the KASP. Restricted stock awards generally vest in three equal annual installments beginning one year from the grant date, with the exception of certain awards to financial advisors that vest eight years from grant date, and an award of restricted stock shares that was vested on the grant date but is released from restrictions over 18 months. Shares that are cancelled, forfeited, or settled in cash from the frozen Merrill Lynch Long Term Incentive Compensation Plan and Financial Advisor Capital Accumulation Award Plans will become available to grant under the KASP.

Restricted Shares and Units

Restricted shares are shares of Bank of America common stock carrying voting and dividend rights. A restricted unit is deemed equivalent in fair market value to one share of common stock. Awards of restricted units may be settled in shares of common stock or cash. Recipients of restricted unit awards may receive cash payments equivalent to dividends. The following tables present the activity of the restricted stock/unit awards during 2010:

	Restricted	Weighted Average
	Shares/Units	Fair Value Per Share

Outstanding at January 1, 2010	126,921,803	$12.54
Granted — 2010	159,766,116	14.40
Paid, forfeited, or released from contingencies	(139,298,812)	14.44

Outstanding at December 31, 2010	147,389,107	12.76

The total fair value of restricted shares and units granted to retirement-eligible employees, or for which service criteria were satisfied during 2010 was approximately $1.7 billion. The total fair value of restricted shares and units delivered during 2010 was approximately $1.9 billion. The fair value of restricted shares and units was determined based on the price of Bank of America common stock at the date of grant.

As of December 31, 2010, there was $0.5 billion of total unrecognized compensation cost related to non-vested share-based payment compensation arrangements. This cost is expected to be recognized over a weighted average period of 1 year. In 2010, the amount of cash used to settle equity instruments was $17 million.

Stock compensation accounting requires the immediate expensing of share-based payment awards granted or modified to retirement-eligible employees, including awards that are subject to non-compete provisions. The above activity includes awards with or without a future service requirement, as follows:

	No Future Service Required		Future Service Required

		Weighted Avg		Weighted Avg
	Shares/Units	Grant Price	Shares/Units	Grant Price

Outstanding at January 1, 2010	63,432,156	$11.88	63,489,647	$13.20
Granted — 2010	115,273,919	14.39	44,492,197	14.44
Delivered	(101,645,137)	14.64	(30,436,494)	14.00
Forfeited	(3,445,680)	13.28	(3,771,501)	13.85
Service criteria satisfied(1)	2,908,583	5.60	(2,908,583)	5.60

Outstanding at December 31, 2010	76,523,841	11.69	70,865,266	13.91

(1)	Represents those awards for which employees attained retirement-eligibility or for which service criteria were satisfied during 2010, subsequent to the grant date.

Stock Appreciation Rights and Non-Qualified Stock Options

The activity for non-qualified stock options and stock appreciation rights under LTIC Plans for 2010 is presented below:

		Weighted-Average
	Options Outstanding	Exercise Price

Outstanding, end of 2009	107,361,311	$62.27
Granted — 2010	-	-
Exercised	(4,959)	14.82
Forfeited	(20,874,967)	51.56

Outstanding, end of 2010	86,481,385	64.86

Exercisable, end of 2010	85,760,311	65.00

All options and stock appreciation rights outstanding as of December 31, 2010 are fully vested or expected to vest.

At December 31, 2010, the weighted-average remaining contractual terms for both options outstanding and options exercisable were 2.0 years.

The weighted-average fair value of options granted in 2008 was $15.47 per option. There were no stock options granted in 2010 and 2009.

Prior to Bank of America’s acquisition of Merrill Lynch, the fair value of option awards with vesting based solely on service requirements was estimated on the date of grant based on a Black-Scholes option pricing model. In 2008, expected volatilities were based upon the implied volatility of ML & Co. common stock. The expected term of options granted is estimated based on an analysis of historical exercise activity. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is based on the current dividend rate at the time of grant. The weighted average assumptions used to determine the fair value of these options in 2008 were as follows:

2008

Risk-free interest rate	3.14%
Expected life (in years)	6.6
Expected volatility	39.42%
Expected dividend yield	3.20%

Proceeds from the exercise of stock options were not significant in 2010 and 2009, and were $136 million in 2008. The net tax benefit realized from the exercise of these options was $13 million for 2008.

The total intrinsic value of options exercised in 2010 and 2009 was not significant and was $77 million in 2008. As of December 31, 2010, December 31, 2009 and December 26, 2008, the total intrinsic value of options outstanding and exercisable was zero.

Employee Stock Purchase Plan (“ESPP”)

The ESPP allows eligible associates to invest from one percent to 10 percent of eligible compensation to purchase Bank of America’s common stock, subject to legal limits. Purchases were made at a discount of up to five percent of the average high and low market price on the relevant purchase date and the maximum annual contribution per employee was $23,750 in 2010. Up to 107 million shares of Bank of America common stock have been authorized for issuance under the ESPP. There were 12 million shares available at January 1, 2010 and 3 million shares purchased during the year. At December 31, 2010, there were 9 million shares available.

The weighted-average fair value of the ESPP stock purchase rights (i.e., the 5% employee discount on stock purchases) exercised by employees in 2010 was $0.80 per share.

Financial Advisor Capital Accumulation Award Plans (“FACAAP”)

Prior to 2009, the FACAAP provided for awards to eligible employees in Merrill Lynch’s Global Wealth Management division generally based upon their prior year’s performance. Payment for an award was contingent upon continued employment for a period of time and subject to forfeiture during that period. Awards granted in 2003 and thereafter are generally payable eight years from the date of grant in a fixed number of shares of Bank of America common stock. For outstanding awards granted prior to 2003, payment is generally made ten years from the date of grant in a fixed number of shares of Bank of America common stock unless the fair market value of such shares is less than a specified minimum value, in which case the minimum value is paid in cash. FACAAP is no longer an active plan and no awards were granted in 2010 or 2009. At December 31, 2010, there were 18 million shares awarded under FACAAP outstanding, of which 7 million shares were granted prior to 2003.

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

When appropriate, Merrill Lynch maintains various assets as an economic hedge of its liabilities to participants under the deferred compensation plans and award programs. These assets and the payables accrued by Merrill Lynch under the various plans and grants are included on the Consolidated Balance Sheets. Such assets totaled $2.2 billion and $1.8 billion at December 31, 2010 and December 31, 2009, respectively. Accrued liabilities at December 31, 2010 and December 31, 2009 were $2.1 billion and $1.8 billion, respectively. Changes to deferred compensation liabilities and corresponding returns on the assets that economically hedge these liabilities are recorded within compensation and benefits expense on the Consolidated Statements of Earnings/(Loss).

Note 17.  Income Taxes

The components of income tax expense/(benefit) for 2010, 2009 and 2008 were as follows:

(dollars in millions)
	Successor		Predecessor
	Company		Company
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 26,
	2010	2009	2008

Current income tax (benefit)/expense
U.S. federal	$(778)	$(678)	$(854)
U.S. state	34	246	218
Non-U.S.	254	503	2,442

Total current (benefit)/expense	(490)	71	1,806

Deferred income tax expense/(benefit)
U.S. federal	(566)	499	(6,516)
U.S. state	472	(367)	(895)
Non-U.S.	731	446	(8,675)

Total deferred expense/(benefit)	637	578	(16,086)

Total income tax expense/(benefit)(1)	$147	$649	$(14,280)

Total income tax (benefit) from discontinued operations	$-	$-	$(80)

(1)	Does not reflect the deferred tax effects of unrealized gains and losses on available-for-sale investment securities, foreign currency translation adjustments, cash flow hedges and defined benefit pension and postretirement plans that are included in accumulated other comprehensive loss. As a result of these tax effects, accumulated other comprehensive loss decreased $322 million and $796 million in 2010 and 2009, respectively. Also does not reflect the tax effects associated with employee stock plans which decreased stockholder’s equity $37 million and $99 million in 2010 and 2009, respectively.

Income tax expense/(benefit) for 2010, 2009 and 2008 varied from the amount computed by applying the statutory income tax rate to income before income taxes. A reconciliation between the expected U.S. federal income tax expense/(benefit) using the U.S. federal statutory tax rate of 35% to Merrill Lynch’s actual income tax expense/(benefit) and resulting effective tax rate for 2010, 2009 and 2008 is presented in the following table.

(dollars in millions)
					Predecessor
	Successor Company				Company
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 26,
	2010		2009		2008

	Amount	Percent	Amount	Percent	Amount	Percent

U.S. federal income tax at statutory rate	$1,373	35.0%	$2,796	35.0%	$(14,641)	35.0%
U.S. state and local income taxes, net of federal effect	329	8.4	(78)	(1.0)	(440)	1.1
U.K. corporate tax rate reduction	386	9.8	-	-	-	-
Nondeductible U.K. bank payroll tax	87	2.2	-	-	-	-
Change in prior period unrecognized tax benefits (including interest)	31	0.8	(155)	(1.9)	-	-
Payment related to price reset on common stock offering	-	-	-	-	875	(2.1)
Loss on certain foreign subsidiary stock, net of valuation allowance	-	-	(595)	(7.5)	(2,651)	6.3
Change in U.S. deferred tax asset valuation allowance	(1,657)	(42.2)	(650)	(8.1)	-	-
Tax-exempt income, including dividends	(375)	(9.6)	(188)	(2.4)	(255)	0.6
Non-U.S. tax differential	(40)	(1.0)	(489)	(6.1)	2,663	(6.4)
Other	13	0.4	8	0.1	169	(0.4)

Income tax expense/(benefit) from continuing operations	$147	3.8%	$649	8.1%	$(14,280)	34.1%

Income tax (benefit) from discontinued operations	$-	-	$-	-	$(80)	56.7%

During 2010, Merrill Lynch and Bank of America recognized capital gains from the sale of certain investment assets which, under the terms of the intercompany tax allocation policy, allowed Merrill Lynch to record a $1.7 billion tax benefit for the reduction of a portion of the valuation allowance attributable to the U.S. capital loss carryforward. Net capital gains recognized by Merrill Lynch and Bank of America during each of the next three years could result in additional reductions of the U.S. capital loss carryforward and the valuation allowance associated with this carryforward.

The reconciliation of the beginning unrecognized tax benefit (“UTB”) balance to the ending balance is presented in the following table.

Reconciliation of the Change in Unrecognized Tax Benefits

(dollars in millions)
	Successor		Predecessor
	Company		Company
	2010	2009(1)	2008

Beginning balance	$1,714	$2,006	$1,526
Increases related to positions taken during prior years	520	77	61
Increases related to positions taken during the current year	97	129	212
Decreases related to positions taken during prior years	(51)	(185)	(255)
Settlements	(3)	(313)	(4)
Expiration of statute of limitations	(16)	-	-
Cumulative translation adjustments	-	-	36

Ending balance	$2,261	$1,714	$1,576

(1)	The beginning balance has been adjusted by $348 million in accordance with Business Combinations Accounting and by $82 million for the BASH Merger.

As of December 31, 2010, December 31, 2009 and December 26, 2008, the balance of Merrill Lynch’s UTBs which would, if recognized, affect Merrill Lynch’s effective tax rate was $1.3 billion, $1.2 billion, and $1.3 billion, respectively. Included in the UTB balance are some items the recognition of which would not affect the effective tax rate, such as the tax effect of certain temporary differences, the portion of gross state UTBs that would be offset by the tax benefit of the associated federal deduction and the portion of gross foreign UTBs that would be offset by tax reductions in other jurisdictions.

Merrill Lynch is under examination by the Internal Revenue Service (“IRS”) and other tax authorities in countries and states in which Merrill Lynch has significant business operations. The table below summarizes the status of significant tax examinations, by jurisdiction, for Merrill Lynch as of December 31, 2010.

	Years under	Status at
Jurisdiction	examination(1)	December 31, 2010

U.S. federal	2004	In Appeals process
U.S. federal	2005-2009	Field examination
U.K.	2008	Field examination
Japan	2007-2009	Field examination
New York	2007-2008	Field examination

(1)	All tax years subsequent to the above years remain open to examination.

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

The IRS proposed adjustments for two issues in the audit for the tax year 2004 which Merrill Lynch has protested to the Appeals office. The issues involve eligibility for the dividends received deductions and foreign tax credits with respect to a structured investment transaction. Merrill Lynch intends to protest any proposed adjustments for these two issues for the tax years 2005, 2006 and 2007.

Considering all U.S. federal and non-U.S. examinations, it is reasonably possible that Merrill Lynch’s UTB balance will decrease as a result of Merrill Lynch’s tax positions being sustained on audit or Merrill Lynch settling certain issues by as much as $0.5 billion during the next twelve months.

Merrill Lynch files income tax returns with numerous state and foreign jurisdictions each year and is under continuous examination by various state and foreign taxing authorities. While many of these examinations are resolved every year, Merrill Lynch does not anticipate that resolutions occurring within the next twelve months would result in a material change to Merrill Lynch’s financial position.

During 2010, 2009 and 2008, Merrill Lynch recognized within income tax expense, $71 million, $4 million and $(15) million, respectively, of expense (benefits) for interest and penalties, net of tax. As of December 31, 2010 and December 31, 2009, Merrill Lynch’s accrual for interest and penalties that related to income taxes, net of taxes and remittances, was $329 million and $259 million, respectively.

Significant components of Merrill Lynch’s net deferred tax assets at December 31, 2010 and December 31, 2009 are presented in the following table.

(dollars in millions)
	December 31,	December 31,
	2010	2009

Deferred tax assets
Net operating loss carryforwards	$16,869	$15,717
Employee compensation and retirement benefits	2,291	1,808
Capital loss carryforwards	1,588	3,305
Deferred interest	894	896
Allowance for credit losses	412	1,552
Tax credit carryforwards	408	384
Accrued expenses	282	731
Foreign currency	262	986
Other	935	894

Deferred tax assets	23,941	26,273

Valuation allowance	(2,275)	(3,740)

Total deferred tax assets, net of valuation allowance	21,666	22,533

Deferred tax liabilities
Long term borrowings	3,075	3,693
Intangibles	1,859	1,708
Securities valuations and investments	811	348
Available-for-sale securities	12	58
Other	397	606

Deferred tax liabilities	6,154	6,413

Net deferred tax assets(1)(2)	$15,512	$16,120

(1)	Merrill Lynch’s net deferred tax assets were increased by corrections of certain assets and liabilities in place at the time of the acquisition of Merrill Lynch by Bank of America.

(2)	On January 1, 2010, Merrill Lynch adopted new accounting guidance on the consolidation of VIEs that resulted in an approximately $80 million increase to net deferred tax assets, which is offset against retained earnings.

The decrease in the valuation allowance for deferred tax assets was primarily attributable to the utilization of a portion of the U.S. capital loss carryforward partially offset by a valuation allowance increase due to increases in operating loss carryforwards generated in certain state and non-U.S. jurisdictions for which management believes it is more-likely-than-not that realization of these assets will not occur.

At December 31, 2010, Merrill Lynch had a deferred tax asset of $9.4 billion associated with a U.K. NOL carryforward. The U.K. NOL may be carried forward indefinitely. Due to change-in-control limitations in the three years prior to and following the change in ownership, this NOL can be jeopardized by certain major changes in the nature or conduct of the U.K. businesses. At December 31, 2010, Merrill Lynch had a deferred tax asset of $242 million associated with other non-U.S. NOL carryforwards. Merrill Lynch also had deferred tax assets of $6.6 billion and $1.5 billion related to U.S. federal NOL and a U.S. federal capital loss carryforward, which begin to expire after 2028 and 2013, respectively. The U.S. federal NOL deferred tax asset excludes $36 million related to certain employee stock plan deductions that will be recognized and will increase additional paid in capital when realized. In addition, Merrill Lynch recorded a deferred tax asset of approximately $572 million attributable to U.S. state NOL carryforwards that expire in various years after 2011 to 2030. Merrill Lynch also had U.S. foreign tax credit carryforwards of $355 million expiring in varying amounts after 2017. Realization of these assets is dependent on Merrill Lynch’s or Bank of America’s ability to generate sufficient taxable income prior to their expiration. After examining all available evidence, Merrill Lynch concluded that no valuation allowance was necessary to reduce the U.K. NOL and U.S. federal NOL since estimated future taxable income will more-likely-than-not be sufficient to utilize these assets prior to expiration. Merrill Lynch has established full valuation allowances for its U.S. capital loss carryforward. Merrill Lynch has also established a valuation allowance of approximately $306 million against its foreign tax credit carryforward. In addition, Merrill Lynch has also recorded a valuation allowance of approximately $289 million against NOLs in various state jurisdictions for which Merrill Lynch believes it is more-likely-than-not that realization will not occur within the carryforward period.

Merrill Lynch is included in the consolidated U.S. federal income tax return and certain combined and unitary state income tax returns of Bank of America. In addition, Merrill Lynch files tax returns in certain state jurisdictions on a separate company basis. At December 31, 2010, Merrill Lynch had a current tax receivable from Bank of America of approximately $300 million.

At December 31, 2010 and 2009, U.S. federal income taxes had not been provided on $11.0 billion and $10.2 billion of undistributed earnings for foreign subsidiaries, earned prior to 1987 and after 1997 that have been reinvested for an indefinite period of time. If the earnings were distributed, an additional $1.3 billion of tax expense, net of credits for foreign taxes paid on such earnings and for the related foreign withholding taxes, would have resulted as of both December 31, 2010 and December 31, 2009.

Note 18.  Regulatory Requirements

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

Securities Regulation

As a registered broker-dealer and futures commission merchant, MLPF&S is subject to the uniform net capital requirements of SEC Rule 15c3-1, and CFTC Regulation 1.17. MLPF&S has elected to compute the minimum capital requirement in accordance with the “Alternative Net Capital Requirement” as permitted by SEC Rule 15c3-1. At December 31, 2010, MLPF&S’s regulatory net capital as defined by Rule 15c3-1 was $9.8 billion and exceeded the minimum requirement of $736 million by $9.1 billion.

In accordance with the Alternative Net Capital Requirement, MLPF&S is required to maintain tentative net capital in excess of $1 billion, net capital in excess of $500 million, and notify the SEC in the event its tentative net capital is less than $5 billion. As of December 31, 2010, MLPF&S had tentative net capital and net capital in excess of the minimum and notification requirements.

MLI, a U.K. regulated investment firm, is subject to capital requirements of the U.K.’s FSA. Financial resources, as defined, must exceed the total financial resources requirement set by the FSA. At December 31, 2010, MLI’s financial resources were $20.5 billion, exceeding the minimum requirement by $4.5 billion.

MLJS, a Japan-based regulated broker-dealer, is subject to capital requirements of the Japanese Financial Services Agency (“JFSA”). Net capital, as defined, must exceed 120% of the total risk equivalents requirement of the JFSA. At December 31, 2010, MLJS’s net capital was $1.6 billion, exceeding the minimum requirement by $1.0 billion.

Banking Regulation

MLIB, an Ireland-based regulated bank, is subject to the capital requirements of the Central Bank of Ireland. MLIB is required to meet minimum regulatory capital requirements under the European Union (“EU”) banking law as implemented in Ireland by the Central Bank of Ireland. At December 31, 2010, MLIB’s financial resources were $14 billion, exceeding the minimum requirement by $3 billion.

Note 19.	Discontinued Operations

On August 13, 2007, Merrill Lynch announced a strategic business relationship with AEGON in the areas of insurance and investment products. As part of this relationship, Merrill Lynch sold Merrill Lynch Insurance Group (“MLIG”) to AEGON for $1.3 billion in 2007, which resulted in an after-tax gain of $316 million. The financial results of MLIG for 2008 has been reported within discontinued operations.

On December 24, 2007, Merrill Lynch announced that it had reached an agreement with GE Capital to sell Merrill Lynch Capital, a wholly-owned middle-market commercial finance business. The sale included substantially all of Merrill Lynch Capital’s operations, including its commercial real estate division, and closed on February 4, 2008. Merrill Lynch has included results of Merrill Lynch Capital for 2008 within discontinued operations.

There were no discontinued operations recorded for the years ended December 31, 2010 and December 31, 2009.

Certain financial information included in discontinued operations on Merrill Lynch’s Consolidated Statements of (Loss)/Earnings for 2008 is shown below:

(dollars in millions)
Predecessor Company
Year Ended
December 26,
2008

Total revenues, net of interest expense	$28

Loss before income taxes	$(141)
Income tax benefit	(80)

Net loss from discontinued operations	$(61)

Note 20.	Restructuring Charge

Merrill Lynch recorded a pre-tax restructuring charge of $486 million during the year ended December 26, 2008. This charge was comprised of severance costs of $348 million and expenses related to the accelerated amortization of previously granted equity-based compensation awards of $138 million.

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

The unaudited quarterly results of operations of Merrill Lynch for the years ended December 31, 2010 and December 31, 2009 are prepared in conformity with U.S. generally accepted accounting principles, and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of any interim period are not necessarily indicative of results for a full year.

(dollars in millions)

	For the Quarter Ended

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2010	2010	2010	2010	2009	2009	2009	2009

Total revenues	$8,284	$7,964	$9,317	$11,927	$9,145	$9,608	$7,527	$15,280
Interest expense	2,386	2,260	2,515	2,460	2,286	2,685	3,248	3,822

Revenues, net of interest expense	5,898	5,704	6,802	9,467	6,859	6,923	4,279	11,458
Non-interest expenses	5,787	5,970	5,947	6,244	4,686	5,192	5,839	5,813

Pre-tax earnings/(loss)	111	(266)	855	3,223	2,173	1,731	(1,560)	5,645
Income tax (benefit)/expense	(1,139)	114	42	1,130	(554)	139	(669)	1,733

Net earnings/(loss)	$1,250	$(380)	$813	$2,093	$2,727	$1,592	$(891)	$3,912

Note 22.	Parent Company Information

The following tables present Parent Company Only financial information:

Merrill Lynch & Co., Inc.
(Parent Company Only)
Condensed Statements of Earnings/(Loss) and Comprehensive Income/(Loss)

(dollars in millions)
	Successor Company		Predecessor Company
			For the Period from
	For the Year Ended	For the Year Ended	December 27, 2008 to	For the Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008	December 26, 2008
Revenues
Principal transactions	$5	$(3,897)	$(49)	$1,912
Management service fees (from affiliates)	213	222	-	173
Earnings from equity method investments	25	25	-	232
Other income	336	563	40	811

Subtotal	579	(3,087)	(9)	3,128
Interest revenue	2,999	3,507	(111)	8,044
Less interest expense	4,550	6,009	-	5,643

Net interest (expense)/income	(1,551)	(2,502)	(111)	2,401

Revenues, net of interest expense	(972)	(5,589)	(120)	5,529

Non-interest expenses
Compensation and benefits	430	619	2	632
Professional fees	57	45	-	439
Communications and technology	32	30	-	50
Occupancy and related depreciation	51	37	-	68
Other	673	343	1	780
Payment related to price reset on common stock offering	-	-	-	2,500

Total non-interest expenses	1,243	1,074	3	4,469

Pre-tax (loss)/earnings	(2,215)	(6,663)	(123)	1,060
Income tax benefit/(expense)	1,469	3,376	50	(1,123)
Equity in earnings/(loss) of affiliates, net of tax	4,522	10,627	(80)	(27,549)

Net earnings/(loss)	3,776	7,340	(153)	(27,612)
Other comprehensive loss, net of tax	(142)	(112)	-	(4,529)

Comprehensive income/(loss)	$3,634	$7,228	$(153)	$(32,141)

Preferred stock dividends	134	153	-	2,869

Net earnings/(loss) applicable to common stockholders	$3,642	$7,187	$(153)	$(30,481)

Merrill Lynch & Co., Inc.
(Parent Company Only)
Condensed Balance Sheets

(dollars in millions, except per share amounts)
	December 31,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$379	$474
Receivables under resale agreements	-	1,022
Investment securities (includes securities pledged as collateral that can be sold or repledged of $0 in 2010 and $6,155 in 2009)	528	11,285
Receivables from Bank of America	9,656	4,949
Advances to affiliates
Senior advances	76,475	96,175
Subordinated loans and preferred securities	52,996	50,629

	129,471	146,804
Investments in affiliates	37,887	30,342
Equipment and facilities (net of accumulated depreciation and amortization
of $6 in 2010 and $37 in 2009)	4	49
Goodwill and other intangible assets	3,663	3,738
Other assets	7,542	12,955

Total Assets	$189,130	$211,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Payables under repurchase agreements	$-	$7,177
Payables to affiliates	22,023	15,691
Other liabilities and accrued interest payable	10,619	13,990
Long-term borrowings (includes $20,179 in 2010 and $29,531 in 2009
measured at fair value in accordance with the fair value option election)	106,342	128,103

Total Liabilities	138,984	164,961

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred Stockholders’ Equity: authorized 25,000,000 shares: (liquidation preference of $100,000 per share; issued: 2009 — 17,000 shares)	-	1,541
Common Stockholder’s Equity
Common stock (par value $1.33 1/3 per share; authorized; 3,000,000,000 shares; issued: 2010 and 2009 — 1,000 shares)	-	-
Paid-in capital	40,416	38,741
Accumulated other comprehensive loss (net of tax)	(254)	(112)
Retained earnings	9,984	6,487

Total Common Stockholder’s Equity	50,146	45,116

Total Stockholders’ Equity	50,146	46,657

Total Liabilities and Stockholders’ Equity	$189,130	$211,618

Merrill Lynch & Co., Inc.
(Parent Company Only)
Condensed Statements of Cash Flows

(dollars in millions)
	Successor Company		Predecessor Company
	For the Year Ended	For The Year Ended	For the Year Ended
	December 31, 2010	December 31, 2009	December 26, 2008
Cash flows from operating activities:
Net earnings/(loss)	$3,776	$7,340	$(27,612)
Adjustments to reconcile net earnings/(loss) to cash provided by operating activities
Equity in (earnings)/loss of affiliates	(4,522)	(10,627)	27,549
Depreciation and amortization	98	96	15
Share-based compensation expense	167	440	387
Payment related to price reset on common stock offering	-	-	2,500
Deferred taxes	(317)	(2,544)	827
Earnings from equity method investments	-	-	(207)
Amortization of premium/(discount) on long-term borrowings	-	-	401
Unrealized losses/(gains) on long-term borrowings	-	369	(2,318)
Foreign exchange losses/(gains) on long-term borrowings	(2,171)	3,156	(4,344)
Other	1,994	1,979	295
Changes in operating assets and liabilities:
Cash and securities segregated	-	139	322
Receivables under resale agreements	1,022	28,978	8,727
Receivables from Bank of America	(4,708)	(4,949)	-
Payables under repurchase agreements	(7,177)	(7,830)	(1,989)
Dividends and partnerships distributions from affiliates	46	310	360
Other, net	3,426	(120)	85

Cash (used for)/provided by operating activities	(8,366)	16,737	4,998

Cash flows from investing activities:
Proceeds from/(payments for):
Advances to affiliates	23,666	23,823	10,970
Distributions to affiliates	-	(6,850)	-
Maturities of available-for-sale securities	557	4,225	3,108
Sales of available-for-sale securities	10,190	1,507	464
Purchases of available-for-sale securities	-	-	(3,728)
Non-qualifying investments	33	51	194
Investments in affiliates	(2,302)	(698)	(17,806)
Sale of MLBT-FSB to Bank of America	-	4,450	-
Equipment and facilities, net	-	1	(14)

Cash provided by/(used for) investing activities	32,144	26,509	(6,812)

Cash flows from financing activities:
(Payments for)/proceeds from:
Short-term borrowings	-	(20,128)	6,906
Issuance and resale of long-term borrowings	-	-	38,786
Settlement and repurchases of long-term borrowings	(23,739)	(41,437)	(56,577)
Capital contributions from Bank of America	-	6,850	-
Issuance of common stock	-	-	9,899
Issuance of preferred stock, net	-	-	9,281
Common stock repurchases	-	-	-
Other common stock transactions	-	-	(833)
Excess tax benefits related to share-based compensation	-	-	39
Dividends	(134)	(153)	(2,584)

Cash (used for)/provided by financing activities	(23,873)	(54,868)	4,917

(Decrease)/increase in cash and cash equivalents	(95)	(11,622)	3,103
Cash and cash equivalents, beginning of period(1)	474	12,096	8,993

Cash and cash equivalents, end of period	$379	$474	$12,096

Supplemental Disclosure of Cash Flow Information:
Income taxes paid (net of refunds)	$(213)	$203	$128
Interest paid	2,968	4,289	5,903

Non-cash investing and financing activities;
For the year ended December 31, 2010, Merrill Lynch received a non-cash capital contribution of approximately $1.0 billion from Bank of America associated with certain employee stock awards. In addition, as of January 1, 2010, Merrill Lynch assumed assets and liabilities in connection with the consolidation of certain VIEs. See Note 9. In October 2010, Merrill Lynch’s mandatory convertible preferred stock was automatically converted to Bank of America common stock. The redemption was settled through a non-cash intercompany transaction.

In connection with the acquisition of Merrill Lynch by Bank of America, ML & Co. recorded purchase accounting adjustments for the year ended December 31, 2009, which were recorded as non-cash capital contributions. In addition, during 2009 Bank of America contributed the net assets of Banc of America Investment Services, Inc. to ML & Co. See Note 2.

Effective on January 1, 2009, Bank of America contributed the net assets of Bank of America Securities Holdings Corporation totaling approximately $3.7 billion to ML & Co. This was recorded as a non-cash capital contribution. See Note 1.

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

(1)	Amount for Successor Company is as of January 1, 2009.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Merrill Lynch’s management, including the Chief Executive Officer and Chief Financial Officer of ML & Co., conducted an evaluation of the effectiveness and design of Merrill Lynch’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Merrill Lynch’s disclosure controls and procedures were effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting information required to be disclosed by ML & Co. in reports that it files or submits under the Exchange Act, within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of Merrill Lynch’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management believes that Merrill Lynch maintained effective internal control over financial reporting as of December 31, 2010.

PricewaterhouseCoopers LLP, Merrill Lynch’s independent registered public accounting firm, has issued an opinion on the effectiveness of Merrill Lynch’s internal control over financial reporting as of December 31, 2010. This report appears under “Report of Independent Registered Public Accounting Firm” in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

No change in Merrill Lynch’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred in the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, Merrill Lynch’s internal control over financial reporting.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Not required pursuant to General Instruction I(2).

Item 11.	Executive Compensation

Not required pursuant to General Instruction I(2).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not required pursuant to General Instruction I(2).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Not required pursuant to General Instruction I(2).

Item 14.	Principal Accountant Fees and Services

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

On an annual basis the BAC Audit Committee pre-approves a list of services and sets pre-approved fee levels that may be provided by PricewaterhouseCoopers LLP and their affiliates (“PwC”), our registered independent public accounting firm, without obtaining engagement specific pre-approval from the BAC Audit Committee. The pre-approved list of services consists of audit services, audit-related services, tax services and all other services. All requests or applications for PwC audit, audit-related services, tax services or all other services must be submitted to members of our corporate audit function or tax function to determine if the services are included within the pre-approved list of services that have received BAC Audit Committee pre-approval. Any type of service that is not included on the pre-approved list of services must be specifically approved by the BAC Audit Committee or its designee. Any proposed service that is included on the list of pre-approved services but will cause the pre-approved fee level to be exceeded will also require specific pre-approval by the BAC Audit Committee or its designee. The BAC Audit Committee has chosen the BAC Audit Committee Chairman as its designee.

All of the fees paid to PwC in 2010 were pre-approved by the BAC Audit Committee, and there were no services for which the de minimis exception permitted in certain circumstances under SEC rules was utilized.

Fees Paid to the Independent Registered Public Accounting Firm

The following table presents the aggregated fees of PwC for professional services rendered in, or provided for, the years ended December 31, 2010 and December 31, 2009.

(dollars in millions)

	2010	2009

Audit fees(1)	$47.3	$47.4
Audit-related fees(2)	3.0	3.0
Tax fees(3)	3.2	3.2
All other fees(4)	-	-

Total fees	$53.5	$53.6

(1)	Audit fees consisted of fees billed by PwC related to the audit of the Consolidated Financial Statements filed with the SEC, the audits of domestic and international statutory and subsidiary financial statements and certain agreed upon procedures and other attestation reports.

(2)	Audit-related fees consisted of fees billed by PwC for other audit and attest services, and financial accounting, reporting and compliance matters.

(3)	Tax fees pertain to services performed for tax compliance, advisory and planning services. Tax fees for these areas are billed to Bank of America Corporation on a consolidated basis and are excluded from the table above. The tax fees reflected above include preparation of certain tax returns (principally Forms 1041 and 990) for certain customer trusts and foundations.

(4)	All other fees, if incurred, would consist of permissible advisory services and other miscellaneous services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

(1)	Financial Statements:

The Consolidated Financial Statements required in response to this Item are incorporated herein by reference from Part II, Item 8 of this Form 10-K.

(2)	Schedules:

The schedules required in response to this Item are incorporated herein by reference from Exhibit 99.1 of this Form 10-K.

(3)	Exhibits

An exhibit index has been filed as part of this report beginning on page E-1 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of February 2011.

Merrill Lynch & Co., Inc.

By	* /s/ Thomas K. Montag
Name:     Thomas K. Montag

Title:	Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 28th day of February 2011.

Signature		Title

* /s/ Thomas K. Montag Thomas K. Montag		Director and Chief Executive Officer (Principal Executive Officer)

* /s/ Robert Qutub Robert Qutub		Chief Financial Officer (Principal Financial Officer)

* /s/ Peter D. Taube Peter D. Taube		Chief Accounting Officer and Controller (Principal Accounting Officer)

* /s/ Brian T. Moynihan Brian T. Moynihan		Chairman and Director

* /s/ Charles H. Noski Charles H. Noski		Director

* /s/ Sallie L. Krawcheck Sallie L. Krawcheck		Director

* /s/ Bruce Thompson Bruce Thompson		Director

*By:	/s/ Craig T. Beazer Craig T. Beazer Attorney-in-Fact

EXHIBIT INDEX

Certain exhibits were previously filed by ML & Co. as exhibits to other reports or registration statements and are incorporated herein by reference as indicated parenthetically below. ML & Co.’s Exchange Act file number is 001-07182. For convenience, ML & Co.’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Registration Statements on Form S-3 are designated and referred to herein as “Form 10-K,” “Form 10-Q,” “Form 8-K” and “Form S-3,” respectively.

Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Agreement and Plan of Merger, dated as of September 15, 2008, by and between Merrill Lynch & Co., Inc. and Bank of America Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K dated September 19, 2008).
2.2	Stock Purchase and Sale Agreement, dated as of April 21, 2009, among Merrill Lynch Group, Inc., BANA Holding Corporation, and Merrill Lynch Bank USA (incorporated by reference to Exhibit 2.2 to Form 10-K for the fiscal year ended December 31, 2009).
2.3	Stock Purchase and Sale Agreement, dated as of August 12, 2009, among Merrill Lynch & Co., Inc., BANA Holding Corporation and Merrill Lynch Bank & Trust Co., FSB (incorporated by reference to Exhibit 2.3 to Form 10-K for the fiscal year ended December 31, 2009).
Articles of Incorporation and By-Laws
3.1	Restated Certificate of Incorporation of ML & Co., effective as of May 3, 2001 (incorporated by reference to Exhibit 3.1 to the Form 8-K dated November 14, 2005).
3.2	Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s Floating Rate Non-Cumulative Preferred Stock, Series 1, par value $1.00 per share, effective as of October 25, 2004 (the “Series 1 Preferred Stock”) (incorporated by reference to Exhibit 3.2 and 4.1 to Form 8-K dated November 14, 2005).
3.3	Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s Floating Rate Non-Cumulative Preferred Stock, Series 2, par value $1.00, effective as of March 9, 2005 (the “Series 2 Preferred Stock”) (incorporated by reference to Exhibit 3.3 and 4.2 to Form 8-K dated November 14, 2005).
3.4	Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s 6.375% Non-Cumulative Preferred Stock, Series 3, par value $1.00 per share, effective as of November 14, 2005 (the “Series 3 Preferred Stock”) (incorporated by reference to Exhibit 3.4 and 4.3 to Form 8-K dated November 14, 2005).
3.5	Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s Floating Rate Non-Cumulative Preferred Stock, Series 4, par value $1.00 per share, effective as of November 14, 2005 (the “Series 4 Preferred Stock”) (incorporated by reference to Exhibit 3.5 and 4.4 to Form 8-K dated November 14, 2005).
3.6	Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s Floating Rate Non-Cumulative Preferred Stock, Series 5, par value $1.00 per share, effective as of March 16, 2007 (the “Series 5 Preferred Stock”) (incorporated by reference to Exhibit 3.6 and 4.5 to Form 8-K dated March 21, 2007).
3.7	Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s 6.70% Non-Cumulative Perpetual Preferred Stock, Series 6, par value $1.00 per share, effective as of September 21, 2007 (the “Series 6 Preferred Stock”) (incorporated by reference to Exhibit 3.7 and 4.6 to Form 8-K dated September 24, 2007).

3.8	Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s 6.25% Non-Cumulative Perpetual Preferred Stock, Series 7, par value $1.00 per share, effective as of September 21, 2007 (the “Series 7 Preferred Stock”) (incorporated by reference to Exhibit 3.8 and 4.7 to Form 8-K dated September 24, 2007).
3.9	Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 1, par value $1.00 per share, effective as of January 15, 2008 (incorporated by reference to Exhibit 3.9 and 4.8 to Form 8-K dated January 16, 2008).
3.10	Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s 8.625% Non-Cumulative Preferred Stock, Series 8 (incorporated by reference to Exhibits 3.10 and 4.9 to Form 8-K dated April 29, 2008).
3.11	Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 2, par value $1.00 per share and liquidation preference $100,000 per share (incorporated by reference to Exhibits 3.11 and 4.10 to Form 8-K dated August 1, 2008).
3.12	Certificate of Designations establishing the rights, preferences, privileges, qualifications, restrictions and limitations relating to ML & Co.’s 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 3, par value $1.00 per share and liquidation preference $100,000 per share (incorporated by reference to Exhibits 3.12 and 4.11 are incorporated by reference to Form 8-K dated August 1, 2008).
3.13	Certificate of Merger merging MER Merger Corporation with and into Merrill Lynch & Co., Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K dated January 2, 2009).
3.14	Certificate of Amendment to Certificate of Designations of 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 2 of ML & Co. (incorporated by reference to Exhibit 3.2 to Form 8-K dated January 2, 2009).
3.15	Certificate of Amendment to Certificate of Designations of 9.00% Non-Voting Mandatory Convertible Non-Cumulative Preferred Stock, Series 3 of Merrill Lynch & Co., Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K dated January 2, 2009).
3.16	By-Laws of Merrill Lynch & Co., Inc. as of January 1, 2009 (incorporated by reference to Exhibit 3.4 to Form 8-K dated January 2, 2009).
Instruments Defining the Rights of Security Holders, Including Indentures ML & Co. hereby undertakes to furnish to the SEC, upon request, copies of any agreements not filed defining the rights of holders of long-term debt securities of ML & Co., none of which authorize an amount of securities that exceed 10% of the total assets of ML & Co.

4.1	Senior Indenture, dated as of April 1, 1983, as amended and restated as of April 1, 1987, between ML & Co. and The Bank of New York Mellon,(1) as Trustee (“1983 Senior Indenture”) and the Supplemental Indenture thereto dated as of March 5, 1990 (incorporated by reference to Exhibit 4(i) to Form 10-K for the fiscal year ended December 29, 1999 (“1999 10-K”)).
4.2	Sixth Supplemental Indenture to the 1983 Senior Indenture, dated as of October 25, 1993, between ML & Co. and The Bank of New York Mellon (incorporated by reference to Exhibit 4(ii) to 1999 10-K).

(1) As used in this section of this Report, “The Bank of New York Mellon” means The Bank of New York Mellon, a New York banking corporation and successor to the corporate trust business of JPMorgan Chase Bank, N.A., the entity formerly known as JPMorgan Chase Bank, The Chase Manhattan Bank and Chemical Bank (successor by merger to Manufacturers Hanover Trust Company).

4.3		Twelfth Supplemental Indenture to the 1983 Senior Indenture, dated as of September 1, 1998, between ML & Co. and The Bank of New York Mellon (incorporated by reference to Exhibit 4(a) to Form 8-K dated October 21, 1998).
4.4		Fifteenth Supplemental Indenture to the 1983 Senior Indenture, dated as of October 14, 2003, between ML & Co. and The Bank of New York Mellon (incorporated by reference to Exhibit 4(b)(ix) to Form S-3 (file no. 333-109802))
4.5		Eighteenth Supplemental Indenture to the 1983 Senior Indenture, dated as of October 21, 2004, between Merrill Lynch and The Bank of New York Mellon, incorporated by reference to Exhibit 4(b)(xiv) to Form S-3 (file no. 333-122639).
4.6		Senior Indenture, dated as of October 1, 1993 between ML & Co. and The Bank of New York Mellon (“1993 Senior Indenture”) (incorporated by reference to Exhibit (4)(iv) to Form 10-K for fiscal year ended December 25, 1998 (“1998 10-K”)).
4.7		First Supplemental Indenture to the 1993 Senior Indenture, dated as of June 1, 1998, between ML & Co. and The Bank of New York Mellon (incorporated by reference to Exhibit 4(a) to Form 8-K dated July 2, 1998).
4.8		Form of Subordinated Indenture, dated as of December 17, 1996, between ML & Co. and The Bank of New York Mellon, as trustee (“1996 Subordinated Indenture”) (incorporated by reference to Exhibit 4.7 to Amendment No. 2 to Form S-3 (file no. 333-16603).
4.9		Supplemental Indenture to the 1996 Subordinated Indenture, dated as of May 16, 2006, between ML & Co. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4(a) to Form 8-K dated May 16, 2006).
4.10		Junior Subordinated Indenture, dated as of December 14, 2006, between Merrill Lynch & Co., Inc. and The Bank of New York Mellon, as trustee (“2006 Junior Subordinated Indenture”) (incorporated by reference to Exhibit 4(a) to Form 8-K dated December 14, 2006).
4.11		First Supplemental Indenture to the 2006 Junior Subordinated Indenture, dated as of December 14, 2006, between Merrill Lynch & Co., Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4(b) to Form 8-K dated December 14, 2006).
4.12		Second Supplemental Junior Subordinated Indenture to the 2006 Junior Subordinated Indenture, dated as of May 2, 2007, between ML & Co. and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4(b) to Form 8-K dated May 2, 2007).
4.13		Third Supplemental Indenture to the 2006 Junior Subordinated Indenture, dated as of August 22, 2007, between ML & Co. and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4(b) to Form 8-K dated August 22, 2007).
Material Contracts
10	.1†	Merrill Lynch & Co., Inc. 2010 Performance Year Deferred Compensation Plan (incorporated by reference to Exhibit 4(a) to Form S-8 (file no. 333-163003).
10	.2†	Form of Agreement dated May 1, 2008 with Thomas K. Montag (filed as Exhibit 10.1 to Form 8-K dated May 2, 2008.
10	.3†	Merrill Lynch & Co., Inc. 2011 Performance Year Deferred Compensation Plan (incorporated by reference to Exhibit 4(a) of to Form S-8 (file no. 333-170404).
10.4		Agreement and Plan of Merger dated November 1, 2010 between Merrill Lynch & Co., Inc. and Bank of America Securities Holdings Corporation (incorporated herein by reference to Exhibit 1.01 of Form 8-K dated November 1, 2010).
11		Statement re: computation of earnings per common share (the calculation of per share earnings is in Part II, Item 8, Note 13 to the Consolidated Financial Statements (Stockholders’ Equity and Earnings Per Share) and is not required in accordance with Section(b)(11) of Item 601 of Regulation S-K).
12	*	Statement re: computation of ratios.
23	.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm of the Registrant.
23	.2*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23	.3*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm of BlackRock, Inc.
24	.1*	Power of Attorney.
24	.2*	Certificate of Assistant Secretary.
31	.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.
31	.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.
32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Additional Exhibits
99.1		Audited consolidated financial statements of BlackRock, Inc. for the year ended December 31, 2010 are incorporated herein by reference to Item 15(1) of BlackRock, Inc.’s 2010 Annual Report on Form 10-K (Commission File Number 001-33099).

*	Filed herewith

†	Management contract or compensatory plan or arrangement

E-4