Form 10-Q
period 2011-03-31
MERRILL LYNCH & CO., INC.
filed 2011-05-06
CIK 65100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

       YES      X     NO

As of the close of business on May 5, 2011, there were 1,000 shares of Common Stock outstanding, all of which were held by Bank of America Corporation.

The registrant is a wholly-owned subsidiary of Bank of America Corporation and meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format as permitted by Instruction H(2).

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I — Financial Information

Item 1.	Financial Statements (Unaudited)

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended	Three Months Ended
(dollars in millions)	March 31, 2011	March 31, 2010

Revenues
Principal transactions	$1,171	$4,048
Commissions	1,590	1,488
Managed account and other fee-based revenues	1,291	1,051
Investment banking	1,532	1,209
Earnings from equity method investments	138	281
Other revenues	2,150	1,180
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	(38)	(105)
Less: Portion of other-than-temporary impairment losses recognized in other comprehensive income	1	19

Subtotal	7,835	9,171
Interest and dividend revenues	2,400	2,756
Less interest expense	2,353	2,460

Net interest income	47	296

Revenues, net of interest expense	7,882	9,467

Non-interest expenses
Compensation and benefits	4,610	4,329
Communications and technology	428	486
Occupancy and related depreciation	336	346
Brokerage, clearing, and exchange fees	300	286
Advertising and market development	121	95
Professional fees	227	178
Office supplies and postage	32	44
Other	1,207	480

Total non-interest expenses	7,261	6,244

Pre-tax earnings	621	3,223
Income tax expense	215	1,130

Net earnings	$406	$2,093

Preferred stock dividends	-	38

Net earnings applicable to common stockholder	$406	$2,055

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except per share amounts)	March 31, 2011	December 31, 2010

ASSETS

Cash and cash equivalents	$14,399	$17,220

Cash and securities segregated for regulatory purposes or deposited with clearing organizations	10,498	12,424

Securities financing transactions
Receivables under resale agreements (includes $89,631 in 2011 and $74,255 in 2010 measured at fair value in accordance with the fair value option election)	155,839	138,219
Receivables under securities borrowed transactions (includes $2,412 in 2011 and $1,672 in 2010 measured at fair value in accordance with the fair value option election)	64,947	60,458

	220,786	198,677

Trading assets, at fair value (includes securities pledged as collateral that can be sold or repledged of $61,347 in 2011 and $33,933 in 2010):
Derivative contracts	34,801	39,371
Equities and convertible debentures	37,788	34,204
Non-U.S. governments and agencies	28,150	22,248
Corporate debt and preferred stock	27,610	27,703
Mortgages, mortgage-backed, and asset-backed	14,027	10,994
U.S. Government and agencies	42,094	41,378
Municipals, money markets, physical commodities and other	17,321	14,759

	201,791	190,657

Investment securities (includes $450 in 2011 and $310 in 2010 measured at fair value in accordance with the fair value option election)	16,126	17,769

Securities received as collateral, at fair value	21,013	20,363

Receivables from Bank of America	69,396	60,655

Other receivables
Customers (net of allowance for doubtful accounts of $15 in 2011 and $8 in 2010)	26,126	22,080
Brokers and dealers	17,369	16,483
Interest and other	9,418	10,633

	52,913	49,196

Loans, notes, and mortgages (net of allowances for loan losses of $78 in 2011 and $170 in 2010) (includes $2,579 in 2011 and $3,190 in 2010 measured at fair value in accordance with the fair value option election)	24,240	25,803

Equipment and facilities (net of accumulated depreciation and amortization of $1,437 in 2011 and $1,320 in 2010)	1,643	1,712

Goodwill and other intangible assets	9,637	9,714

Other assets	17,878	17,436

Total Assets	$660,320	$621,626

Assets of Consolidated VIEs Included in Total Assets Above (pledged as collateral)

Trading assets, excluding derivative contracts	$11,412	$10,838
Derivative contracts	31	41
Investment securities	281	309
Loans, notes, and mortgages (net)	102	221
Other assets	1,499	1,597

Total Assets of Consolidated VIEs	$13,325	$13,006

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except per share amounts)	March 31, 2011	December 31, 2010

LIABILITIES

Securities financing transactions
Payables under repurchase agreements (includes $37,308 in 2011 and $37,394 in 2010 measured at fair value in accordance with the fair value option election)	$195,143	$183,758
Payables under securities loaned transactions	18,549	15,251

	213,692	199,009

Short-term borrowings (includes $5,695 in 2011 and $6,472 in 2010 measured at fair value in accordance with the fair value option election)	15,679	15,248

Deposits	13,416	12,826

Trading liabilities, at fair value
Derivative contracts	31,843	32,197
Equities and convertible debentures	19,065	14,026
Non-U.S. governments and agencies	20,186	15,705
Corporate debt and preferred stock	10,109	9,500
U.S. Government and agencies	28,535	24,747
Municipals, money markets and other	353	571

	110,091	96,746

Obligation to return securities received as collateral, at fair value	21,013	20,363
Payables to Bank of America	37,365	23,021

Other payables
Customers	42,368	39,045
Brokers and dealers	7,592	12,895
Interest and other (includes $108 in 2011 and $165 in 2010 measured at fair value in accordance with the fair value option election)	16,484	19,900

	66,444	71,840

Long-term borrowings (includes $41,015 in 2011 and $39,214 in 2010 measured at fair value in accordance with the fair value option election)	127,965	128,851
Junior subordinated notes (related to trust preferred securities)	3,582	3,576

Total Liabilities	609,247	571,480

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY

Common stock (par value $1.33 1/3 per share; authorized: 3,000,000,000 shares; issued: 1,000 shares)	-	-
Paid-in capital	40,935	40,416
Accumulated other comprehensive loss (net of tax)	(252)	(254)
Retained earnings	10,390	9,984

Total Stockholder’s Equity	51,073	50,146

Total Liabilities and Stockholder’s Equity	$660,320	$621,626

Liabilities of Consolidated VIEs Included in Total Liabilities Above
Short-term borrowings	$4,868	$4,642
Derivative contracts	23	1
Payables to Bank of America	5	2
Other payables	228	53
Long-term borrowings	7,113	6,674

Total Liabilities of Consolidated VIEs	$12,237	$11,372

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
(dollars in millions)	March 31, 2011	March 31, 2010

Cash flows from operating activities:
Net earnings	$406	$2,093
Adjustments to reconcile net earnings to cash provided by operating activities
Depreciation and amortization	194	242
Share-based compensation expense	956	594
Deferred taxes	218	243
Earnings from equity method investments	(138)	(203)
Other	287	311
Changes in operating assets and liabilities:
Trading assets	(11,134)	(17,626)
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	1,926	3,666
Receivables from Bank of America	(8,741)	(18,823)
Receivables under resale agreements	(17,620)	(18,677)
Receivables under securities borrowed transactions	(4,489)	4,394
Customer receivables	(4,053)	9,974
Brokers and dealers receivables	(886)	3,550
Proceeds from loans, notes, and mortgages held for sale	2,493	1,823
Other changes in loans, notes, and mortgages held for sale	(1,420)	(927)
Trading liabilities	13,310	24,837
Payables under repurchase agreements	11,385	25,419
Payables under securities loaned transactions	3,298	(9,656)
Payables to Bank of America	14,344	(7,634)
Customer payables	3,323	(565)
Brokers and dealers payables	(5,303)	(1,668)
Other, net	(968)	(1,270)

Cash (used for) provided by operating activities	(2,612)	97

Cash flows from investing activities:
Proceeds from (payments for):
Maturities of available-for-sale securities	364	770
Sales of available-for-sale securities	1,587	13,427
Purchases of available-for-sale securities	(150)	(298)
Equipment and facilities, net	(48)	(80)
Loans, notes, and mortgages held for investment	618	568
Other investments	1,145	1,148

Cash provided by investing activities	3,516	15,535

Cash flows from financing activities:
Proceeds from (payments for):
Short-term borrowings	431	28
Issuance and resale of long-term borrowings	3,076	2,814
Settlement and repurchases of long-term borrowings	(7,857)	(12,013)
Deposits	590	(1,714)
Derivative financing transactions	35	(1)
Dividends	-	(38)

Cash used for financing activities	(3,725)	(10,924)

Increase (decrease) in cash and cash equivalents	(2,821)	4,708
Cash and cash equivalents, beginning of period	17,220	15,142

Cash and cash equivalents, end of period	$14,399	$19,850

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$76	$35
Income taxes refunded	-	(247)
Interest paid	1,453	1,429
Non-cash investing and financing activities:

During the quarter ended March 31, 2010, Merrill Lynch received a non-cash capital contribution of approximately $1 billion from Bank of America associated with certain employee stock awards. In addition, as of January 1, 2010, Merrill Lynch assumed assets and liabilities in connection with the consolidation of certain VIEs.

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended	Three Months Ended
(dollars in millions)	March 31, 2011	March 31, 2010

Net earnings	$406	$2,093
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2	(59)
Net unrealized gain (loss) on investment securities available-for-sale	1	(158)
Net deferred (loss) gain on cash flow hedges	(5)	17
Defined benefit pension and postretirement plans	4	1

Total other comprehensive income (loss), net of tax	2	(199)

Comprehensive income	$408	$1,894

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2011

Note 1.  Summary of Significant Accounting Policies

Merrill Lynch & Co. Inc. (“ML & Co.”) and together with its subsidiaries (“Merrill Lynch”), provides investment, financing and other related services to individuals and institutions on a global basis through its broker, dealer, banking and other financial services subsidiaries. On January 1, 2009, ML & Co. was acquired by Bank of America Corporation (“Bank of America”) in exchange for common and preferred stock with a value of $29.1 billion. Merrill Lynch is a wholly-owned subsidiary of Bank of America.

Merger with Banc of America Securities Holdings Corporation (“BASH”)

On November 1, 2010, ML & Co. merged with BASH, a wholly-owned subsidiary of Bank of America, with ML & Co. as the surviving corporation in the merger. In addition, as a result of the BASH merger, Banc of America Securities LLC (“BAS”), a wholly-owned broker-dealer subsidiary of BASH, became a wholly-owned broker-dealer subsidiary of ML & Co. Subsequently, on November 1, 2010, BAS was merged into Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned broker-dealer subsidiary of ML & Co. In accordance with Accounting Standards Codification (“ASC”) 805-10, Business Combinations (“Business Combinations Accounting”), Merrill Lynch’s Condensed Consolidated Financial Statements for the three month periods ended March 31, 2011 and March 31, 2010 include the historical results of BASH and subsidiaries as if the BASH merger had occurred as of January 1, 2009, the date at which both entities were first under the common control of Bank of America. Merrill Lynch has recorded the assets and liabilities acquired in connection with the BASH merger at their historical carrying values.

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

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in Merrill Lynch’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”). The nature of Merrill Lynch’s business is such that the results of any interim period are not necessarily indicative of results for a full year. Certain prior-period amounts have been reclassified to conform to the current period presentation.

Consolidation Accounting

Merrill Lynch determines whether it is required to consolidate an entity by first evaluating whether the entity qualifies as a voting rights entity (“VRE”) or as a variable interest entity (“VIE”).

The Condensed Consolidated Financial Statements include the accounts of Merrill Lynch, whose subsidiaries are generally controlled through a majority voting interest or a controlling financial interest. On January 1, 2010, Merrill Lynch adopted accounting guidance on consolidation of VIEs, which has been deferred indefinitely for certain investment funds managed on behalf of third parties if Merrill Lynch does not have an obligation to fund losses that could potentially be significant to these funds. Any funds meeting the deferral requirements will continue to be evaluated for consolidation in accordance with the prior guidance.

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

VIEs — Those entities that do not meet the VRE criteria are generally analyzed for consolidation as VIEs. A VIE is an entity that lacks equity investors or whose equity investors do not have a controlling financial interest in the entity through their equity investments. Merrill Lynch consolidates those VIEs for which it is the primary beneficiary. In accordance with Consolidation Accounting guidance, Merrill Lynch is considered the primary beneficiary when it has a controlling financial interest in a VIE. Merrill Lynch has a controlling financial interest when it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Merrill Lynch reassesses whether it is the primary beneficiary of a VIE on a quarterly basis. The quarterly reassessment process considers whether Merrill Lynch has acquired or divested the power to direct the activities of the VIE through changes in governing documents or other circumstances. The reassessment also considers whether Merrill Lynch has acquired or disposed of a financial interest that could be significant to the VIE, or whether an interest in the VIE has become significant or is no longer significant. The consolidation status of the VIEs with which Merrill Lynch is involved may change as a result of such reassessments.

Securitization Activities

In the normal course of business, Merrill Lynch has securitized commercial and residential mortgage loans; municipal, government, and corporate bonds; and other types of financial assets. Merrill Lynch may retain interests in the securitized financial assets by holding notes or other debt instruments issued by the securitization vehicle. In accordance with ASC 860, Transfers and Servicing (“Financial Transfers and Servicing Accounting”), Merrill Lynch recognizes transfers of financial assets where it relinquishes control as sales to the extent of cash and any other proceeds received.

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

Other revenues include gains (losses) on investment securities, including sales and other-than-temporary-impairment (“OTTI”) losses associated with certain available-for-sale securities, gains (losses) on private equity investments and other principal investments and gains (losses) on loans and other miscellaneous items.

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

Use of Estimates

In presenting the Condensed Consolidated Financial Statements, management makes estimates regarding:

•	Valuations of assets and liabilities requiring fair value estimates;

•	The allowance for credit losses;

•	Determination of other-than-temporary impairments for available-for-sale investment securities;

•	The outcome of litigation;

•	Determining whether VIEs should be consolidated;

•	The ability to realize deferred taxes and the recognition and measurement of uncertain tax positions;

•	The carrying amount of goodwill and intangible assets;

•	The amortization period of intangible assets with definite lives;

•	Incentive-based compensation accruals and valuation of share-based payment compensation arrangements; and

•	Other matters that affect the reported amounts and disclosure of contingencies in the Condensed Consolidated Financial Statements.

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

Fair Value Accounting also requires that Merrill Lynch consider its own creditworthiness when determining the fair value of certain instruments, including OTC derivative instruments and certain structured notes carried at fair value under the fair value option election (i.e., debt valuation adjustment or “DVA”). The approach to measuring the impact of Merrill Lynch’s DVA is done in the same manner as for third party credit risk. The impact of Merrill Lynch’s DVA is incorporated into the fair value, even when credit risk is not readily observable, of instruments such as OTC derivative contracts. OTC derivative liabilities are valued based on the net counterparty exposure as described above.

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

Merrill Lynch recognizes and measures its unrecognized tax benefits in accordance with Income Tax Accounting. Merrill Lynch estimates the likelihood, based on their technical merits, that tax positions will be sustained upon examination considering the facts and circumstances and information available at the end of each period. Merrill Lynch adjusts the level of unrecognized tax benefits when there is more information available, or when an event occurs requiring a change. In accordance with Bank of America’s policy, any new or subsequent change in an unrecognized tax benefit related to a Bank of America state consolidated, combined or unitary return in which Merrill Lynch is a member will generally not be reflected in Merrill Lynch’s balance sheet. However, upon Bank of America’s resolution of the item, any material impact determined to be attributable to Merrill Lynch will be reflected in Merrill Lynch’s balance sheet. Merrill Lynch accrues income-tax-related interest and penalties, if applicable, within income tax expense.

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

Securities Financing Transactions

Merrill Lynch enters into repurchase and resale agreements and securities borrowed and loaned transactions to accommodate customers and earn interest rate spreads (also referred to as “matched book transactions”), obtain securities for settlement and finance inventory positions. Resale and repurchase agreements are generally accounted for as collateralized financing transactions and may be recorded at their contractual amounts plus accrued interest or at fair value under the fair value option election. In resale and repurchase agreements, typically the termination date of the agreements is before the maturity date of the underlying security. However, in certain situations, Merrill Lynch may enter into agreements where the termination date of the transaction is the same as the maturity date of the underlying security. These transactions are referred to as “repo-to-maturity” transactions. Merrill Lynch enters into repo-to-maturity sales only for high quality, very liquid securities such as U.S. Treasury securities or securities issued by the government-sponsored enterprises (“GSEs”). Merrill Lynch accounts for repo-to-maturity transactions as sales and purchases in accordance with applicable accounting guidance, and accordingly, removes or recognizes the securities from the Condensed Consolidated Balance Sheet and recognizes a gain or loss in the Condensed Consolidated Statement of Earnings. Repo-to-maturity transactions were not material for the periods presented.

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

Securities borrowed and loaned transactions may be recorded at the amount of cash collateral advanced or received plus accrued interest or at fair value under the fair value option election. Securities borrowed transactions require Merrill Lynch to provide the counterparty with collateral in the form of cash, letters of credit, or other securities. Merrill Lynch receives collateral in the form of cash or other securities for securities loaned transactions. For these transactions, the fees received or paid by Merrill Lynch are recorded as interest revenue or expense. The carrying value of securities borrowed and loaned transactions, recorded at the amount of cash collateral advanced or received, approximates fair value as these items are not materially sensitive to shifts in market interest rates because of their short-term nature and/or variable interest rates or to credit risk because securities borrowed and loaned transactions are substantially collateralized.

For securities financing transactions, Merrill Lynch’s policy is to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under the agreements. To ensure that the market value of the underlying collateral remains sufficient, collateral is generally valued daily and Merrill Lynch may require counterparties to deposit additional collateral or may return collateral pledged when appropriate. Securities financing agreements give rise to negligible credit risk as a result of these collateral provisions, and no allowance for loan losses is considered necessary. These instruments therefore are managed based on market risk rather than credit risk.

Substantially all securities financing activities are transacted under master agreements that give Merrill Lynch the right, in the event of default, to liquidate collateral held and to offset receivables and payables with the same counterparty. Merrill Lynch offsets certain repurchase and resale transactions with the same counterparty on the Condensed Consolidated Balance Sheets where it has such a master agreement and the transactions have the same maturity date.

All Merrill Lynch-owned securities pledged to counterparties where the counterparty has the right, by contract or custom, to sell or repledge the securities are disclosed parenthetically in trading assets or in investment securities on the Condensed Consolidated Balance Sheets.

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

At the end of certain quarterly periods during the year ended December 31, 2009, BAS, which was merged into MLPF&S (see “Merger with Banc of America Securities Holdings Corporation” in this Note for a description of the merger), had recorded certain sales of agency mortgage-backed securities

(“MBS”) which, based on an ongoing internal review and interpretation, should have been recorded as secured borrowings. As a result of the merger with BASH, Merrill Lynch has included the effect of these transactions in its consolidated financial statements. Merrill Lynch is currently conducting a detailed review to determine whether there are additional sales of agency MBS which should have been recorded as secured financings. Upon completion of this detailed review, additional transactions will likely be identified, certain of which may require additional consideration.

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

Marketable Investment Securities

ML & Co. and certain of its non-broker-dealer subsidiaries follow the guidance within Investment Accounting for investments in debt and publicly traded equity securities. Merrill Lynch classifies those debt securities that it does not intend to sell as held-to-maturity securities. Held-to-maturity securities are carried at cost unless a decline in value is deemed other-than-temporary, in which case the carrying value is reduced. For Merrill Lynch, the trading classification under Investment Accounting generally includes those securities that are bought and held principally for the purpose of selling them in the near term, securities that are economically hedged, or securities that may contain a bifurcatable embedded derivative as defined in Derivatives Accounting. Securities classified as trading assets are marked to fair value through earnings. All other qualifying securities are classified as available-for-sale and are held at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) (“OCI”).

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

Loans held for investment are generally carried at amortized cost, less an allowance for loan losses, which represents Merrill Lynch’s estimate of probable losses inherent in its lending activities. The fair value option election has been made for certain held-for-investment loans, notes and mortgages. Merrill Lynch performs periodic and systematic detailed reviews of its lending portfolios to identify credit risks and to assess overall collectability. These reviews, which are updated on a quarterly basis, consider a variety of factors including, but not limited to, historical loss experience, estimated defaults, delinquencies, economic conditions, credit scores and the fair value of any underlying collateral. Provisions for loan losses are included in interest and dividend revenue in the Condensed Consolidated Statements of Earnings.

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

New Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on troubled debt restructurings (“TDRs”), including how to determine whether a loan modification represents a concession and whether the debtor is experiencing financial difficulties. This new accounting guidance will be effective for Merrill Lynch’s interim period ending September 30, 2011 with retrospective application back to January 1, 2011. The new accounting guidance is primarily expected to affect disclosures.

Note 2.	Transactions with Bank of America

Merrill Lynch has entered into various transactions with Bank of America, primarily to integrate certain activities within either Bank of America or Merrill Lynch. Transactions with Bank of America also include various asset and liability transfers and transactions associated with intercompany sales and trading and financing activities.

Merger with BASH

See Note 1 — “Merger with Banc of America Securities Holdings Corporation (“BASH”)” for further information on this transaction.

Other Related Party Transactions

Merrill Lynch has entered into various other transactions with Bank of America, primarily in connection with certain sales and trading and financing activities. Details on amounts receivable from and payable to Bank of America as of March 31, 2011 and December 31, 2010 are presented below:

Receivables from Bank of America are comprised of:

(dollars in millions)	March 31, 2011	December 31, 2010

Cash and cash equivalents	$17,981	$14,471
Cash and securities segregated for regulatory purposes	7,045	5,508
Receivables under resale agreements	35,705	31,053
Trading assets	670	643
Net intercompany funding receivable	6,590	7,305
Other receivables	1,358	1,460
Other assets	47	215

Total	$69,396	$60,655

Payables to Bank of America are comprised of:

(dollars in millions)	March 31, 2011	December 31, 2010

Payables under repurchase agreements	$25,745	$12,890
Payables under securities loaned transactions	2,270	2,352
Short-term borrowings	1,832	1,901
Deposits	34	33
Trading liabilities	766	520
Other payables	4,139	2,746
Long-term borrowings(1)	2,579	2,579

Total	$37,365	$23,021

(1)	Amounts are subordinated borrowings from Bank of America (see Note 12).

Total net revenues and non-interest expenses related to transactions with Bank of America for the three months ended March 31, 2011 were $354 million and $552 million, respectively. Total net revenues and non-interest expenses related to transactions with Bank of America for the three months ended March 31, 2010 were $65 million and $248 million, respectively. Net revenues for the three months ended March 31, 2011 and March 31, 2010 included gains of approximately $42 million and $280 million, respectively, from the sale of approximately $1.4 billion and $11.2 billion, respectively, of available-for-sale securities to Bank of America. These transfers were made to enable Bank of America to more efficiently manage the portfolio.

Bank of America has guaranteed the performance of Merrill Lynch on certain derivative transactions (see Note 6). Bank of America has also guaranteed certain debt securities, warrants and/or other certificates and obligations of certain subsidiaries of ML & Co. (see Note 12).

Note 3.	Segment and Geographic Information

Segment Information

As a result of the acquisition by Bank of America, Merrill Lynch reevaluated the provisions of ASC 280, Segment Reporting (“Segment Reporting”) in the first quarter of 2009. Pursuant to Segment Reporting, operating segments represent components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. Based upon how the chief operating decision maker of Merrill Lynch reviews results in terms of allocating resources and assessing performance, it was determined that Merrill Lynch does not contain any identifiable operating segments under Segment Reporting. As a result, the financial information of Merrill Lynch is presented as a single segment.

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

The information that follows, in management’s judgment, provides a reasonable representation of each region’s contribution to the consolidated net revenues:

	Three Months Ended	Three Months Ended
(dollars in millions)	March 31, 2011	March 31, 2010

Revenues, net of interest expense
Europe, Middle East, and Africa	$1,318	$2,121
Pacific Rim	771	778
Latin America	332	340
Canada	79	73

Total Non-U.S.	2,500	3,312
United States (1)(2)	5,382	6,155

Total revenues, net of interest expense	$7,882	$9,467

(1)	U.S. results for the three months ended March 31, 2011 and March 31, 2010 included losses of $0.3 billion and gains of $0.2 billion, respectively, due to the impact of changes in Merrill Lynch’s credit spreads on the carrying values of certain long-term borrowings, primarily structured notes.
(2)	Corporate net revenues and adjustments are reflected in the U.S. region.

Note 4.	Fair Value Disclosures

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

U.S. agency securities U.S. agency securities are comprised of two main categories consisting of agency issued debt and mortgage pass-throughs. The fair value of agency issued debt securities is derived using market prices and recent trade activity gathered from independent dealer pricing services or brokers. Mortgage pass-throughs include To-be-announced (“TBA”) securities and mortgage pass-through certificates. TBA securities are generally valued using quoted market prices. Generally, the fair value of mortgage pass-through certificates is based on market prices of comparable securities. Agency issued debt securities and mortgage pass-throughs are generally classified as Level 2 in the fair value hierarchy.

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

Recurring Fair Value

The following tables present Merrill Lynch’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, respectively.

	Fair Value Measurements on a Recurring Basis
	as of March 31, 2011
				Netting
(dollars in millions)	Level 1	Level 2	Level 3	Adj(1)	Total

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations:
Corporate debt	$-	$277	$-	$-	$277
Non-U.S. governments and agencies	786	1,629	-	-	2,415
U.S. government and agencies	1,040	615	-	-	1,655

Total securities segregated for regulatory purposes or deposited with clearing organizations	1,826	2,521	-	-	4,347

Receivables under resale agreements	-	89,631	-	-	89,631
Receivables under securities borrowed transactions	-	2,412	-	-	2,412
Trading assets, excluding derivative contracts:
Equities	24,021	7,733	215	-	31,969
Convertible debentures	-	5,700	119	-	5,819
Non-U.S. governments and agencies	22,974	4,924	252	-	28,150
Corporate debt	-	22,729	3,998	-	26,727
Preferred stock	-	558	325	-	883
Mortgages, mortgage-backed and asset-backed	-	8,594	5,433	-	14,027
U.S. government and agencies	18,245	23,849	-	-	42,094
Municipals and money markets	690	13,851	2,350	-	16,891
Physical commodities and other	-	430	-	-	430

Total trading assets, excluding derivative contracts	65,930	88,368	12,692	-	166,990

Derivatives contracts(2)	2,153	523,989	12,269	(503,610)	34,801
Investment securities available-for-sale:
U.S. Government securities and agency debentures	430	-	-	-	430
Mortgage-backed securities — residential MBS	-	2,235	-	-	2,235
Mortgage-backed securities — agency CMOs	-	-	56	-	56
Mortgage-backed securities — non-agency MBSs	-	479	103	-	582

Total investment securities available-for-sale	430	2,714	159	-	3,303

Investment securities non-qualifying	2,539	3,297	1,095	-	6,931

Total investment securities	2,969	6,011	1,254	-	10,234

Securities received as collateral	19,663	1,350	-	-	21,013
Loans, notes and mortgages	-	783	1,993	-	2,776

	Fair Value Measurements on a Recurring Basis
	as of March 31, 2011
				Netting
(dollars in millions)	Level 1	Level 2	Level 3	Adj(1)	Total

Liabilities:
Payables under repurchase agreements	$-	$37,308	$-	$-	$37,308
Short-term borrowings	-	5,695	-	-	5,695
Trading liabilities, excluding derivative contracts:
Equities	16,705	1,813	-	-	18,518
Convertible debentures	-	547	-	-	547
Non-U.S. governments and agencies	19,004	1,182	-	-	20,186
Corporate debt	-	9,943	52	-	9,995
Preferred stock	-	91	23		114
U.S. government and agencies	23,297	5,238	-	-	28,535
Municipals, money markets and other	299	32	22	-	353

Total trading liabilities, excluding derivative contracts	59,305	18,846	97	-	78,248

Derivatives contracts(2)	1,709	526,645	6,715	(503,226)	31,843
Obligation to return securities received as collateral	19,663	1,350	-	-	21,013
Other payables — interest and other	-	8	100	-	108
Long-term borrowings	-	38,651	2,364	-	41,015

(1)	Represents counterparty and cash collateral netting.
(2)	Refer to Note 6 for product level detail.

During the three months ended March 31, 2011, a private equity investment included within investment securities non-qualifying of approximately $400 million was transferred from Level 1 to Level 2 due the establishment of a contractual transfer restriction on the security.

Level 3 derivative contracts (assets) relate to derivative positions on U.S. ABS CDOs and other mortgage products of $5.1 billion, $2.7 billion of other credit derivatives that incorporate unobservable model valuation inputs, and $4.4 billion of equity, currency, interest rate and commodity derivatives that are long-dated and/or have unobservable model valuation inputs (e.g., unobservable correlation).

Level 3 non-qualifying investment securities primarily relate to certain private equity positions.

Level 3 loans, notes and mortgages primarily relate to residential mortgage and corporate loans.

Level 3 derivative contracts (liabilities) relate to derivative positions on U.S. ABS CDOs and other mortgage products of $2.0 billion, $1.0 billion of other credit derivatives that incorporate unobservable model valuation inputs, and $3.7 billion of equity, currency, interest rate and commodity derivatives that are long-dated and/or have unobservable model valuation inputs (e.g., unobservable correlation).

Level 3 long-term borrowings primarily relate to equity-linked structured notes of $1.8 billion that have unobservable model valuation inputs (e.g., unobservable correlation) and long-term borrowings of consolidated VIEs of $300 million.

	Fair Value Measurements on a Recurring Basis
	as of December 31, 2010
				Netting
(dollars in millions)	Level 1	Level 2	Level 3	Adj(1)	Total

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations:
Corporate debt	$-	$306	$-	$-	$306
Non-U.S. governments and agencies	1,652	1,402	-	-	3,054
U.S. government and agencies	1,419	1,413	-	-	2,832

Total securities segregated for regulatory purposes or deposited with clearing organizations	3,071	3,121	-	-	6,192

Receivables under resale agreements(2)	-	74,255	-	-	74,255
Receivables under securities borrowed transactions	-	1,672	-	-	1,672
Trading assets, excluding derivative contracts:
Equities	20,458	7,673	170	-	28,301
Convertible debentures	-	5,903	-	-	5,903
Non-U.S. governments and agencies	18,393	3,612	243	-	22,248
Corporate debt	-	22,300	4,605	-	26,905
Preferred stock	-	511	287	-	798
Mortgages, mortgage-backed and asset-backed	-	5,247	5,747	-	10,994
U.S. government and agencies(3)	17,742	23,636	-	-	41,378
Municipals and money markets	732	11,102	2,327	-	14,161
Physical commodities and other	-	598	-	-	598

Total trading assets, excluding derivative contracts	57,325	80,582	13,379	-	151,286

Derivative contracts(4)	1,622	590,020	14,359	(566,630)	39,371
Investment securities available-for-sale:
U.S. Government securities and agency debentures	430	-	-	-	430
Mortgage-backed securities — residential MBS	-	3,869	-	-	3,869
Mortgage-backed securities — agency CMOs	-	61	-	-	61
Mortgage-backed securities — non-agency MBSs	-	518	213	-	731

Total investment securities available-for-sale	430	4,448	213	-	5,091

Investment securities non-qualifying	2,792	690	3,394		6,876

Total investment securities	3,222	5,138	3,607	-	11,967

Securities received as collateral	19,471	892	-	-	20,363
Loans, notes and mortgages	-	1,423	1,891	-	3,314
Liabilities:
Payables under repurchase agreements	-	37,394	-	-	37,394
Short-term borrowings	-	6,472	-	-	6,472
Trading liabilities, excluding derivative contracts:
Equities	11,706	914	-	-	12,620
Convertible debentures	-	1,406	-	-	1,406
Non-U.S. governments and agencies	14,748	957	-	-	15,705
Corporate debt	-	9,500	-	-	9,500
U.S. government and agencies	19,860	4,887	-	-	24,747
Municipals, money markets and other	224	347	-	-	571

Total trading liabilities, excluding derivative contracts	46,538	18,011	-	-	64,549

Derivatives contracts(4)	1,142	590,138	7,991	(567,074)	32,197
Obligation to return securities received as collateral	19,471	892	-	-	20,363
Other payables — interest and other	-	39	126	-	165
Long-term borrowings	-	36,818	2,396	-	39,214

(1)	Represents counterparty and cash collateral netting.
(2)	Receivables under resale agreements have been revised from approximately $51 billion (as previously reported) to approximately $74 billion. A similar revision has been made on the balance sheet to the parenthetical disclosure of receivables under resale agreements measured at fair value in accordance with the fair value option election.
(3)	U.S. Government and agencies trading asset amounts shown in Level 1 and Level 2 have been revised from approximately $7 billion and $34 billion, respectively (as previously reported) to approximately $18 billion and $24 billion, respectively.
(4)	Refer to Note 6 for product level detail.

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

The following tables provide a summary of changes in Merrill Lynch’s Level 3 financial assets and liabilities for the three months ended March 31, 2011 and March 31, 2010.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Three Months Ended March 31, 2011
		Total Realized and Unrealized			Total Realized
		Gains or (Losses)			and Unrealized
		included in Income			Gains or (Losses)	Unrealized
	Beginning	Principal	Other		included in	Gains to					Transfers	Transfers	Ending
	Balance	Transactions	Revenue	Interest	Income	OCI	Sales	Purchases	Issuances	Settlements	In	Out	Balance

Assets:
Trading assets, excluding derivative contracts:
Equities	$170	$34	$-	$-	$34	$-	$(48)	$60	$-	$-	$-	$(1)	$215
Convertible debentures	-	-	-	-	-	-	-	119	-	-	-	-	119
Non-U.S. governments and agencies	243	5	-	-	5	-	(4)	48	-	-	-	(40)	252
Corporate debt	4,605	285	-	-	285	-	(1,069)	341	-	(39)	96	(221)	3,998
Preferred stock	287	9	-	-	9	-	(13)	3	-	-	39	-	325
Mortgages, mortgage-backed and asset-backed	5,747	329	-	-	329	-	(836)	561	-	(19)	1	(350)	5,433
Municipals and money markets	2,327	19	-	-	19	-	(909)	936	-	(23)	4	(4)	2,350

Total trading assets, excluding derivative contracts	13,379	681	-	-	681	-	(2,879)	2,068	-	(81)	140	(616)	12,692

Derivative contracts, net	6,368	(257)	-	-	(257)	-	(432)	337	-	(438)	299	(323)	5,554
Investment securities available-for-sale:
Mortgage-backed securities — agency CMOs	-	-	-	-	-	-	-	56	-	-	-	-	56
Mortgage-backed securities — non-agency MBSs	213	-	(9)	-	(9)	(19)	(82)	-	-	-	-	-	103

Total investment securities available-for-sale	213	-	(9)	-	(9)	(19)	(82)	56	-	-	-	-	159

Investment securities non-qualifying	3,394	-	220		220		(804)	22	-	(189)		(1,548)	1,095

Total investment securities	3,607	-	211	-	211	(19)	(886)	78	-	(189)	-	(1,548)	1,254

Loans, notes and mortgages	1,891	-	175	8	183	-	(169)	31	-	(42)	113	(14)	1,993
Liabilities:
Trading liabilities, excluding derivative contracts:
Corporate debt	-	-	-	-	-	-	52	-	-	-	-	-	52
Preferred stock	-	-	-	-	-	-	23	-	-	-	-	-	23
Municipals, money markets and other	-	-	-	-	-	-	22	-	-	-	-	-	22

Total trading liabilities, excluding derivative contracts	-	-	-	-	-	-	97	-	-	-	-	-	97

Other payables — interest and other	126	-	24	-	24	-	4	(6)	-	-	-	-	100
Long-term borrowings	2,396	(92)	(35)	-	(127)	-	-	(62)	43	(231)	300	(209)	2,364

Sales of corporate debt primarily relates to sales of corporate ARS and distressed loans. Sales and purchases of municipal securities is primarily due to dealer activity in student loan ARS. Sales of investment securities non-qualifying relates to the sale of a private equity investment during the first quarter of 2011.

Transfers out for corporate debt primarily relates to increased price observability (e.g., trading comparables) for certain corporate bond positions. Transfers out for mortgages, mortgage-backed and asset-backed securities primarily relates to increased price observability for certain RMBS and consumer ABS portfolios. Transfers in for net derivative contracts primarily relates to changes in the valuation methodology for certain CDO positions. Transfers out for net derivative contracts primarily relates to increased price observability for certain credit derivative positions. Transfers out related to investment securities non-qualifying is due to a private equity investment that underwent an initial public offering during the first quarter of 2011. Transfers in and out related to long-term borrowings are primarily due to changes in the impact of unobservable inputs on the value of certain equity-linked structured notes.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Three Months Ended March 31, 2010
		Total Realized and Unrealized
		Gains or (Losses)			Total Realized and		Purchases,
		included in Income			Unrealized Gains	Unrealized	Issuances
	Beginning	Principal	Other		or (Losses)	Gains to	and	Transfers	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	OCI	Settlements	In	Out	Balance

Assets:
Trading assets, excluding derivative contracts:
Equities	$351	$7	$-	$-	$7	$-	$6	$31	$(72)	$323
Non-U.S. governments and agencies	1,142	(82)	-	-	(82)	-	(28)	87	(56)	1,063
Corporate debt	6,790	306	-	-	306	-	(751)	354	(419)	6,280
Preferred stock	562	(2)	-	-	(2)	-	(350)	-	-	210
Mortgages, mortgage-backed and asset-backed	7,294	(55)	-	-	(55)	-	249	22	(212)	7,298
Municipals and money markets	2,148	17	-	-	17	-	(420)	1,074	-	2,819

Total trading assets, excluding derivative contracts	18,287	191	-	-	191	-	(1,294)	1,568	(759)	17,993

Derivative contracts, net	6,866	(419)	-	-	(419)	-	(135)	1,030	(61)	7,281
Investment securities available-for-sale:
Mortgage-backed securities - residential non-agency MBSs	473	-	(20)	24	4	(27)	83	52	-	585

Total investment securities available-for-sale	473	-	(20)	24	4	(27)	83	52	-	585

Investment securities non-qualifying	3,696	-	363	-	363	-	(434)	-	(135)	3,490

Total investment securities	4,169	-	343	24	367	(27)	(351)	52	(135)	4,075

Loans, notes and mortgages	4,115	-	(151)	46	(105)	-	(478)	-	-	3,532
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	386	21	-	-	21	-	15	-	(11)	369

Total trading liabilities, excluding derivative contracts	386	21	-	-	21	-	15	-	(11)	369

Other payables — interest and other	186	-	30	-	30	-	(8)	-	-	148
Long-term borrowings	4,683	123	79	-	202	-	452	271	(685)	4,519

Transfers in for municipals and money markets relate to reduced price transparency (e.g., trading activity) for municipal ARS. Transfers in for net derivative contracts primarily relates to a lack of price observability for certain CDS.

The following tables provide the portion of gains or losses included in income for the three months ended March 31, 2011 and March 31, 2010 attributable to unrealized gains or losses relating to those Level 3 assets and liabilities held at March 31, 2011 and March 31, 2010 respectively.

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3 Assets
	and Liabilities Still Held
	Three Months Ended March 31, 2011
	Principal	Other
	Transactions	Revenue	Interest	Total

Assets:
Trading assets, excluding derivative contracts:
Equities	$15	$-	$-	$15
Non-U.S. governments and agencies	3	-	-	3
Corporate debt	198	-	-	198
Preferred stock	6	-	-	6
Mortgages, mortgage-backed and asset-backed	243	-	-	243
Municipals and money markets	19	-	-	19

Total trading assets, excluding derivative contracts	484	-	-	484

Derivative contracts, net	(75)	-	-	(75)
Investment securities available-for-sale:
Mortgage-backed securities — non-agency MBSs	-	(19)	-	(19)

Total investment securities available-for-sale	-	(19)	-	(19)

Investment securities non-qualifying	-	(30)	-	(30)

Total investment securities	-	(49)	-	(49)

Loans, notes and mortgages	-	168	-	168
Liabilities:
Other payables — interest and other	-	22	-	22
Long-term borrowings	(92)	(35)	-	(127)

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3 Assets and Liabilities Still Held
	Three Months Ended March 31, 2010
	Principal	Other
	Transactions	Revenue	Interest	Total

Assets:
Trading assets, excluding derivative contracts:
Equities	$6	$-	$-	$6
Non-U.S. governments and agencies	(82)	-	-	(82)
Corporate debt	209	-	-	209
Preferred stock	(2)	-	-	(2)
Mortgages, mortgage-backed and asset-backed	(82)	-	-	(82)
Municipals and money markets	17	-	-	17

Total trading assets, excluding derivative contracts	66	-	-	66

Derivative contracts, net	(366)	-	-	(366)
Investment securities available-for-sale:
Mortgage-backed securities — non-agency MBSs	-	(20)	24	4

Total investment securities available-for-sale	-	(20)	24	4

Investment securities non-qualifying	-	(206)	-	(206)

Total investment securities	-	(226)	24	(202)

Loans, notes and mortgages	-	22	-	22
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	21	-	-	21

Total trading liabilities, excluding derivative contracts	21	-	-	21

Other payables — interest and other	-	30	-	30
Long-term borrowings	110	78	-	188

Non-recurring Fair Value

Certain assets and liabilities are measured at fair value on a non-recurring basis and are not included in the tables above. These assets and liabilities primarily include loans and loan commitments held for sale that are reported at lower of cost or fair value and loans held for investment that were initially measured at cost and have been written down to fair value as a result of an impairment. The following tables show the fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2011 and December 31, 2010, respectively.

(dollars in millions)
					Gains/(Losses)	Gains/(Losses)
					Three Months	Three Months
	Non-Recurring Basis				Ended	Ended
	as of March 31, 2011				March 31,	March 31,
	Level 1	Level 2	Level 3	Total	2011	2010

Assets:
Investment securities non-qualifying	$-	$-	$78	$78	$(4)	$-
Loans, notes and mortgages	-	45	635	680	35	(77)
Other assets	-	-	18	18	-	(5)
Liabilities:
Other payables — interest and other	-	-	20	20	(1)	(2)

(dollars in millions)
	Non-Recurring Basis
	as of December 31, 2010
	Level 1	Level 2	Level 3	Total

Assets:
Investment securities non-qualifying	$-	$-	$85	$85
Loans, notes and mortgages	-	25	1,280	1,305
Other assets	-	10	35	45
Liabilities:
Other payables — interest and other	-	-	31	31

Loans, notes, and mortgages includes held for sale loans that are carried at the lower of cost or fair value and for which the fair value was below the cost basis at March 31, 2011 and December 31, 2010. It also includes certain impaired held for investment loans where an allowance for loan losses has been calculated based upon the fair value of the loans or collateral. Level 3 assets as of March 31, 2011 and December 31, 2010 primarily relate to commercial real estate loans that are classified as held for sale where there continues to be significant illiquidity in the loan trading and securitization markets.

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

The following tables provide information about the line items in the Condensed Consolidated Statements of Earnings where changes in fair values of assets and liabilities, for which the fair value option election has been made, are included for the three months ended March 31, 2011 and March 31, 2010.

(dollars in millions)
	Changes in Fair Value For the			Changes in Fair Value For the
	Three Months Ended March 31, 2011,			Three Months Ended March 31, 2010,
	for Items Measured			for Items Measured
	at Fair Value Pursuant			at Fair Value Pursuant
	to the Fair Value Option Election			to the Fair Value Option Election
	Gains/	Gains/	Total	Gains/	Gains/	Total
	(Losses)	(Losses)	Changes	(Losses)	(Losses)	Changes
	Principal	Other	in Fair	Principal	Other	in Fair
	Transactions	Revenues	Value	Transactions	Revenues	Value

Assets:
Receivables under resale agreements(1)	$(59)	$-	$(59)	$21	$-	$21
Investment securities	-	29	29	-	(3)	(3)
Loans, notes and mortgages	-	138	138	-	28	28
Liabilities:
Payables under repurchase agreements	11	-	11	14	-	14
Short-term borrowings	56	-	56	(44)	-	(44)
Other payables — interest and other	-	13	13	-	31	31
Long-term borrowings(2)	(361)	-	(361)	(101)	(67)	(168)

(1)	Changes in fair value for the three months ended March 31, 2010 were revised from approximately $7 million (as previously reported) to approximately $21 million.

(2)	Other revenues for the three months ended March 31, 2010 primarily represent fair value changes on non-recourse long term borrowings issued by consolidated VIEs.

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

Loans, notes and mortgages and loan commitments

Merrill Lynch made the fair value option election for certain corporate loans because the loans are risk managed on a fair value basis. Upon the acquisition of Merrill Lynch by Bank of America, Merrill Lynch also made the fair value option election for certain mortgage, corporate, and leveraged loans and loan commitments. The changes in the fair value of loans, notes and mortgages and loan commitments, for which the fair value option was elected, that were attributable to changes in borrower-specific credit risk were $17 million and $3 million for the three months ended March 31, 2011 and March 31, 2010, respectively.

As of March 31, 2011 and December 31, 2010, the aggregate fair value of loans, notes and mortgages for which the fair value option election has been made that were 90 days or more past due was $38 million and $32 million, respectively, and the aggregate fair value of loans, notes, and mortgages that were in non-accrual status was $34 million and $32 million, respectively. As of March 31, 2011 and December 31, 2010, the unpaid principal amount due exceeded the aggregate fair value of such loans, notes and mortgages that are 90 days or more past due and/or in non-accrual status by $265 million and $173 million, respectively.

Short-term and long-term borrowings

Merrill Lynch made the fair value option election for certain short-term and long-term borrowings that are risk managed on a fair value basis (e.g., structured notes) and/or for which hedge accounting under Derivatives Accounting had been difficult to obtain. The majority of the fair value changes on long-term borrowings is from structured notes with coupon or repayment terms that are linked to the performance of debt and equity securities, indices, currencies or commodities. Excluding (losses) gains for the three months ended March 31, 2011 and March 31, 2010 related to changes in Merrill Lynch’s credit spreads, the majority of the (losses) for the respective periods are offset by gains on derivatives that economically hedge these borrowings and that are accounted for at fair value under Derivatives Accounting. The changes in the fair value of liabilities for which the fair value option election was made that were attributable to changes in Merrill Lynch’s credit spreads were (losses) gains of approximately ($0.3 billion) and $0.2 billion for the three months ended March 31, 2011 and March 31, 2010, respectively. Changes in Merrill Lynch specific credit risk are derived by isolating fair value changes due to changes in Merrill Lynch’s credit spreads as observed in the secondary cash market.

The fair value option election was also made for certain non-recourse long-term borrowings and secured borrowings issued by consolidated VIEs. The fair value of these borrowings is not materially affected by changes in Merrill Lynch’s creditworthiness.

The following tables present the difference between fair values and the aggregate contractual principal amounts of receivables under resale agreements, receivables under securities borrowed transactions, loans, notes, and mortgages and long-term borrowings for which the fair value option election has been made as of March 31, 2011 and December 31, 2010.

(dollars in millions)
		Principal
	Fair Value	Amount
	at	Due Upon
	March 31, 2011	Maturity	Difference

Assets:
Receivables under resale agreements	$89,631	$89,375	$256
Receivables under securities borrowed transactions	2,412	2,412	-
Loans, notes and mortgages	2,579	4,003	(1,424)
Liabilities:
Long-term borrowings(1)	41,015	44,779	(3,764)

(1)	The majority of the difference relates to the impact of the widening of Merrill Lynch’s credit spreads and the change in fair value of non-recourse debt issued by consolidated VIEs.

(dollars in millions)
		Principal
	Fair Value	Amount
	at	Due Upon
	December 31, 2010	Maturity	Difference

Assets:
Receivables under resale agreements(1)	$74,255	$73,941	$314
Receivables under securities borrowed transactions	1,672	1,672	-
Loans, notes and mortgages	3,190	4,518	(1,328)
Liabilities:
Long-term borrowings(2)	39,214	43,014	(3,800)

(1)	The fair value and principal amount due upon maturity of receivables under resale agreements have been revised from approximately $51 billion for each (as previously reported) to approximately $74 billion.

(2)	The majority of the difference relates to the impact of the widening of Merrill Lynch’s credit spreads and the change in fair value of non-recourse debt issued by consolidated VIEs.

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

The following disclosures represent financial instruments for which the ending balances at March 31, 2011 and December 31, 2010 are not carried at fair value in their entirety on Merrill Lynch’s Condensed Consolidated Balance Sheets.

Short-term Financial Instruments

The carrying value of short-term financial instruments, including cash and cash equivalents, cash and securities segregated for regulatory purposes or deposited with clearing organizations, certain securities financing transactions, customer and broker-dealer receivables and payables, and other short-term borrowings, approximates the fair value of these instruments. These financial instruments generally expose Merrill Lynch to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market interest rates.

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

The book and fair values of certain financial instruments at March 31, 2011 and December 31, 2010 were as follows:

(dollars in millions)
	March 31, 2011		December 31, 2010
	Book Value	Fair Value	Book Value	Fair Value

Financial assets
Loans, notes and mortgages(1)	$24,240	$23,222	$25,803	$24,383
Financial liabilities
Deposits	13,416	13,416	12,826	12,826
Long-term borrowings(2)	131,547	133,097	132,427	131,694

(1)	Loans are presented net of the allowance for loan losses.

(2)	Includes junior subordinated notes (related to trust preferred securities).

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

2.	Merrill Lynch uses foreign-exchange forward contracts, foreign-exchange options, and currency swaps to hedge its net investments in foreign operations, as well as other foreign currency exposures (e.g., non-U.S. dollar denominated debt and expenses). These derivatives are used to mitigate the impact of changes in exchange rates. Changes in the fair value of these derivatives are reported in other revenue, unless net investment hedge accounting is applied.

3.	Merrill Lynch enters into futures, swaps, options and forward contracts to manage the price risk of certain commodity inventory and forecasted commodity purchases and sales. Changes in fair value of these derivatives are reported in principal transaction revenues, unless cash flow hedge accounting is applied.

4.	Merrill Lynch enters into credit default swaps to manage the credit risk on certain loans that are not part of trading activities. Changes in the fair value of these derivatives are reported in other revenue.

Derivatives that qualify as accounting hedges under the guidance in Derivatives Accounting are designated as one of the following:

1.	A hedge of the fair value of a recognized asset or liability (“fair value hedge”). Changes in the fair value of derivatives that are designated and qualify as fair value hedges of interest rate risk, foreign exchange risk and commodity price risk, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings as interest expense or principal transactions.

2.	A hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in OCI until earnings are affected by the variability of cash flows of the hedged asset or liability or when the forecasted purchase or sale occurs.

3.	A hedge of a net investment in a foreign operation (“net investment hedge”). Changes in the fair value of derivatives that are designated and qualify as hedges of a net investment in a foreign operation are recorded in the foreign currency translation adjustment account within OCI. Changes in the fair value of the hedging instruments that are associated with the difference between the spot rate and the contracted forward rate are recorded in current period earnings in interest expense.

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

Hedge accounting activity for 2011 and 2010 included the following:

Fair value hedges of interest rate risk on long-term borrowings

(dollars in millions)
	Account location	2011	2010

For the three months ended March 31:
Gain/(loss) recognized in income on the derivative(1)	Interest expense	$(69)	$(214)
Gain/(loss) recognized in income on the long-term borrowing (2)(3)	Interest expense	(75)	3
Gain/(loss) recognized in income due to hedge ineffectiveness	Interest expense	(144)	(211)
As of March 31, 2011 and December 31, 2010:
Carrying value of hedging derivatives
	Trading assets	3,766	4,442
	Trading liabilities	5	484
Notional amount of hedging derivatives
in an asset position		48,343	43,924
in a liability position		10,591	13,967

(1)	The three months ended March 31, 2011 include losses of $342 million on USD-denominated derivatives and gains of $273 million on foreign currency denominated derivatives. The three months ended March 31, 2010, include gains of $346 million on USD-denominated derivatives and losses of $560 million on foreign currency denominated derivatives.
(2)	The three months ended March 31, 2011 include gains of $247 million on USD-denominated long-term borrowings and losses of $322 million on foreign currency denominated long-term borrowings. The three months ended March 31, 2010 include losses of $449 million on USD-denominated long-term borrowings and gains of $452 million on foreign currency denominated long-term borrowings.
(3)	Excludes the impact of purchase accounting adjustments made to certain long-term borrowings in connection with the acquisition of Merrill Lynch by Bank of America.

Fair value hedges of commodity price risk on commodity inventory

(dollars in millions)
	Account location	2011	2010

For the three months ended March 31:
Gain/(loss) recognized in income on the derivative	Principal transactions	$(4)	$57
Gain/(loss) recognized in income on the commodity inventory	Principal transactions	4	(61)
Gain/(loss) recognized in income due to hedge ineffectiveness	Principal transactions	-	(4)
As of March 31, 2011 and December 31, 2010:
Carrying value of hedging derivatives
	Trading assets	42	80
	Trading liabilities	3	6
Notional amount of hedging derivatives
in an asset position		161	232
in a liability position		13	14

Cash flow hedges of commodity price risk on forecasted purchases and sales

(dollars in millions)
	Account location	2011	2010

For the three months ended March 31:
Gain/(loss) on the derivative deferred in equity	Accumulated other	$(8)	$32
	comprehensive income
Gain/(loss) reclassified into earnings in the current period	Principal transactions	2	3
Gain/(loss) recognized in income due to hedge ineffectiveness	Principal transactions	(2)	-
Amount that is expected to be reclassified into earnings in the next 12 months	Principal transactions	(1)	31
As of March 31, 2011 and December 31, 2010:
Carrying value of hedging derivatives
	Trading assets	98	109
	Trading liabilities	13	5
Notional amount of hedging derivatives
in an asset position		265	255
in a liability position		196	134

Net investment hedges of foreign operations

(dollars in millions)
	Account location	2011	2010

For the three months ended March 31:
Gain/(loss) on the derivative and non-derivative hedges deferred in equity	Accumulated other	$(467)	$570
	comprehensive income
Gain/(loss) reclassified into earnings in the current period	Other revenue	(3)	-
Gain/(loss) recognized in income excluded from hedge effectiveness (such as time value)	Interest expense	(70)	(37)
As of March 31, 2011 and December 31, 2010:
Carrying value of hedging derivatives	Trading assets	299	468
	Trading liabilities	885	930
Carrying value of non-derivative hedges	Long-term borrowings	351	536
Notional amount of hedging derivatives
in an asset position		5,912	6,639
in a liability position		20,581	19,180

Net gains/(losses) on economic hedges

(dollars in millions)
	Account location	2011	2010

For the three months ended March 31:
Interest rate risk	Other revenue	$(81)	$56
Foreign currency risk	Other revenue	2,091	(2,694)
Credit risk	Other revenue	(15)	(12)

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

The following tables identify the primary risk for derivative instruments at March 31, 2011 and December 31, 2010. The primary risk is provided on a gross basis, prior to the application of the impact of counterparty and cash collateral netting.

(dollars in millions)
	As of March 31, 2011
	Contract/	Trading Assets-	Contract/	Trading Liabilities-
	Notional(1)	Derivative Contracts	Notional(1)	Derivative Contracts

Interest rate contracts
Swaps	$9,457,852	$396,962	$9,252,688	$397,064
Futures and forwards	2,145,675	1,246	2,333,711	1,850
Written options	-	-	1,762,513	43,375
Purchased options	1,764,375	45,362	-	-
Foreign exchange contracts
Swaps	90,675	9,958	97,588	11,551
Spot, futures and forwards	114,232	4,938	117,397	5,463
Written options	-	-	287,103	9,005
Purchased options	278,437	8,980	-	-
Equity contracts
Swaps	21,805	1,246	19,366	1,800
Futures and forwards	44,623	2,612	42,046	2,350
Written options	-	-	238,709	17,248
Purchased options	189,984	16,593	-	-
Commodity contracts
Swaps	36,557	6,811	48,448	7,649
Futures and forwards	252,423	6,893	236,293	5,142
Written options	-	-	108,161	9,804
Purchased options	106,609	9,449	-	-
Credit derivatives
Purchased protection:
Credit default swaps	216,612	21,918	177,544	4,779
Total return swaps	1,742	224	1,560	270
Other Credit Derivatives	1,200	3	92	-
Written protection:
Credit default swaps	181,077	4,955	208,483	17,199
Total return swaps	2,602	261	2,477	515
Other Credit Derivatives	-	-	777	5

Gross derivative assets/liabilities	$14,906,480	538,411	$14,934,956	535,069

Less: Legally enforceable master netting		(477,261)		(477,261)
Less: Cash collateral applied		(26,349)		(25,965)

Total derivative assets and liabilities		$34,801		$31,843

(1)	These amounts include trading derivatives, non-trading derivatives and bifurcated embedded derivatives.

(dollars in millions)
	As of December 31, 2010
	Contract/	Trading Assets-	Contract/	Trading Liabilities-
	Notional(1)	Derivative Contracts	Notional(1)	Derivative Contracts

Interest rate contracts
Swaps	$8,492,025	$452,115	$8,333,391	$452,564
Futures and forwards	1,916,110	1,549	1,955,861	1,608
Written options	-	-	1,708,493	46,064
Purchased options	1,836,089	48,185	-	-
Foreign exchange contracts
Swaps	93,721	10,396	98,987	11,947
Spot, futures and forwards	118,363	5,637	105,671	5,702
Written options	-	-	280,290	10,673
Purchased options	273,375	10,501	-	-
Equity contracts
Swaps	17,411	1,622	20,764	1,871
Futures and forwards	35,483	2,897	43,257	2,122
Written options	-	-	221,791	15,677
Purchased options	174,313	15,338	-	-
Commodity contracts
Swaps	39,284	8,872	50,710	9,158
Futures and forwards	215,588	4,122	198,130	2,817
Written options	-	-	86,241	6,628
Other Credit Derivatives	84,554	6,565	-	-
Credit derivatives
Purchased protection:
Credit default swaps	322,230	29,670	251,679	8,001
Total return swaps	2,127	301	3,243	208
Other Credit Derivatives	440	8	47	-
Written protection:
Credit default swaps	248,509	7,978	326,448	23,755
Total return swaps	3,802	245	1,607	475
Other Credit Derivatives	-	-	214	1

Gross derivative assets/liabilities	$13,873,424	606,001	$13,686,824	599,271

Less: Legally enforceable master netting		(538,055)		(538,055)
Less: Cash collateral applied		(28,575)		(29,019)

Total derivative assets and liabilities		$39,371		$32,197

(1)	These amounts include trading derivatives, non-trading derivatives and bifurcated embedded derivatives.

Trading revenues

Merrill Lynch enters into trading derivatives and non-derivative cash instruments to facilitate client transactions, for trading and financing purposes, and to manage risk exposures arising from trading assets and liabilities. The resulting risk from derivatives and non-derivative cash instruments is managed on a portfolio basis as part of Merrill Lynch’s sales and trading activities and the related revenue is recorded on different income statement line items, including principal transactions, commissions, other revenues and net interest income. The following table identifies the amounts in the income statement line items attributable to trading and non-trading activities, including both derivatives and non-derivative cash instruments categorized by primary risk for the three months ended March 31, 2011 and March 31, 2010.

Non-trading related amounts include activities in connection with principal investment, wealth management, and certain lending activities; economic hedging activity discussed in the Non-trading derivatives section above; and the impact of changes in Merrill Lynch’s own creditworthiness on borrowings accounted for at fair value.

(dollars in millions)
For The Quarter	Principal		Other	Net Interest
Ended March 31, 2011	Transactions	Commissions	Revenues(1)	Income (Expense)	Total

Interest Rate Risk	$120	$22	$13	$183	$338
Foreign Exchange Risk	4	-	-	1	5
Equity Risk	487	901	30	86	1,504
Commodity Risk	133	-	(1)	(29)	103
Credit Risk	726	14	210	677	1,627

Total trading related	1,470	937	252	918	3,577
Non-trading related	(299)	653	1,861	(871)	1,344

Total	$1,171	$1,590	$2,113	$47	$4,921

(dollars in millions)
For The Quarter	Principal		Other	Net Interest
Ended March 31, 2010	Transactions	Commissions	Revenues(1)	Income (Expense)	Total

Interest Rate Risk	$811	$18	$18	$183	$1,030
Foreign Exchange Risk	87	-	-	(1)	86
Equity Risk	493	779	36	197	1,505
Commodity Risk	149	-	(1)	(32)	116
Credit Risk	2,334	10	175	858	3,377

Total trading related	3,874	807	228	1,205	6,114
Non-trading related	174	681	866	(909)	812

Total	$4,048	$1,488	$1,094	$296	$6,926

(1)	Includes other income and other-than-temporary impairment losses on available-for-sale debt securities.

Derivatives as guarantees

Merrill Lynch enters into certain derivative contracts that meet the definition of a guarantee under ASC 460, Guarantees (“Guarantees Accounting”). Guarantees are defined to include derivative contracts that contingently require a guarantor to make payment to a guaranteed party based on changes in an underlying (such as changes in the value of interest rates, security prices, currency rates, commodity prices, indices, etc.) that relate to an asset, liability or equity security of a guaranteed party. Derivatives that meet the accounting definition of a guarantee include certain OTC written options (e.g., written interest rate and written currency options). Merrill Lynch does not track, for accounting purposes, whether its clients enter into these derivative contracts for speculative or hedging purposes. Accordingly, Merrill Lynch has disclosed information about all credit derivatives, credit-related notes and certain types of written options that can potentially be used by clients to protect against changes in an underlying, regardless of how the contracts are actually used by the client.

Merrill Lynch’s derivatives that act as guarantees at March 31, 2011 and December 31, 2010 are summarized below:

(dollars in millions)
	Maximum
	Payout/	Less than				Carrying
	Notional	1 year	1 - 3 years	3 - 5 years	Over 5 years	Value(1)

At March 31, 2011:
Derivative contracts:
Credit derivatives:
Investment grade(2)	$259,797	$23,537	$84,117	$64,806	$87,337	$10,420
Non-investment grade(2)	135,619	18,840	40,063	34,207	42,509	7,299

Total credit derivatives	395,416	42,377	124,180	99,013	129,846	17,719
Credit related notes:
Investment grade(2)	975	-	144	17	814	975
Non-investment grade(2)	1,527	14	35	137	1,341	1,527

Total credit related notes	2,502	14	179	154	2,155	2,502
Other derivatives	1,408,553	394,967	331,218	174,926	507,442	44,204

Total derivative contracts	$1,806,471	$437,358	$455,577	$274,093	$639,443	$64,425

At December 31, 2010:
Derivative contracts:
Credit derivatives:
Investment grade(2)	$394,704	$35,231	$138,666	$98,617	$122,190	$13,742
Non-investment grade(2)	185,876	23,272	61,365	49,556	51,683	10,489

Total credit derivatives	580,580	58,503	200,031	148,173	173,873	24,231
Credit related notes:
Investment grade(2)	1,004	-	132	-	872	1,004
Non-investment grade(2)	1,358	9	20	156	1,173	1,358

Total credit related notes	2,362	9	152	156	2,045	2,362
Other derivatives	1,379,874	421,080	296,885	190,062	471,847	50,505

Total derivative contracts	$1,962,816	$479,592	$497,068	$338,391	$647,765	$77,098

(1)	Derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Refers to the creditworthiness of the underlying reference obligations.

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

Merrill Lynch economically hedges its exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, Merrill Lynch purchases credit protection with identical underlying referenced names to offset its exposure. At March 31, 2011 and December 31, 2010, the notional value and carrying value of credit protection purchased and credit protection sold by Merrill Lynch with identical underlying referenced names was:

(dollars in millions)
	Maximum
	Payout/	Less than				Carrying
	Notional	1 year	1 - 3 years	3 - 5 years	Over 5 years	Value(1)

At March 31, 2011:
Credit derivatives purchased	$377,705	$39,851	$111,230	$95,403	$131,221	$16,860
Credit derivatives sold	384,531	41,634	123,149	98,076	121,672	16,186

At December 31, 2010:
Credit derivatives purchased	543,233	53,741	179,809	140,764	168,919	17,875
Credit derivatives sold	567,828	57,954	198,656	147,121	164,097	21,600

(1)	Derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.

Credit related notes

Credit related notes in the guarantees table above include investments in securities issued by CDO, Collateralized Loan Obligation (“CLO”) and credit linked note vehicles. These instruments are classified as trading securities. Most of the entities that issue these instruments have either the ability to enter into credit derivatives or have entered into credit derivatives that meet the definition of a guarantee (in this case, the sale of credit protection). Since most of these securities could potentially have embedded credit derivatives that would meet the definition of a guarantee, Merrill Lynch includes all of its investments in these securities in the table above.

The carrying value of these instruments equals Merrill Lynch’s maximum exposure to loss. Merrill Lynch is not obligated to make any payments to the entities under the terms of the securities owned. Merrill Lynch discloses internal categorizations (i.e., investment grade, non-investment grade) consistent with how risk is managed for these instruments.

Other derivative contracts

Other derivative contracts in the guarantees table above primarily include OTC written interest rate options and written currency options. For such contracts the maximum payout could theoretically be unlimited, because, for example, the rise in interest rates or changes in foreign exchange rates could theoretically be unlimited. Merrill Lynch does not monitor its exposure to derivatives based on the theoretical maximum payout because that measure does not take into consideration the probability of the occurrence. As such, rather than including the maximum payout, the notional value of these contracts has been included to provide information about the magnitude of involvement with these types of contracts. However, it should be noted that the notional value is not a reliable indicator of Merrill Lynch’s exposure to these contracts. Instead, as previously noted, a risk framework is used to define risk tolerances and establish limits to help ensure that certain risk-related losses occur within acceptable, predefined limits.

As the fair value and risk of payment under these derivative contracts are based upon market factors, such as changes in interest rates or foreign exchange rates, the carrying values in the table above reflect the best estimate of Merrill Lynch’s performance risk under these transactions at March 31, 2011 and December 31, 2010. Merrill Lynch economically hedges its exposure to these contracts by entering into a variety of offsetting derivative contracts and security positions.

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

Merrill Lynch enters into International Swaps and Derivatives Association, Inc. (“ISDA”) master agreements or their equivalent (“master netting agreements”) with almost all derivative counterparties. Master netting agreements provide protection in bankruptcy in certain circumstances and, where legally enforceable, enable receivables and payables with the same counterparty to be offset for accounting and risk management purposes. Netting agreements are generally negotiated bilaterally and can require complex terms. While Merrill Lynch makes reasonable efforts to execute such agreements, it is possible that a counterparty may be unwilling to sign such an agreement and, as a result, would subject Merrill Lynch to additional credit risk.

Where Merrill Lynch has entered into legally enforceable netting agreements with counterparties, it reports derivative assets and liabilities, and any related cash collateral, net in the Condensed Consolidated Balance Sheets in accordance with ASC 210-20, Balance Sheet-Offsetting. At March 31, 2011 and December 31, 2010, cash collateral received of $26.3 billion and $28.6 billion, respectively, and cash collateral paid of $26.0 billion and $29.0 billion, respectively, was netted against derivative assets and liabilities. The enforceability of master netting agreements under bankruptcy laws in certain countries or in certain industries is not free from doubt, and receivables and payables with counterparties in these countries or industries are accordingly reported on a gross basis.

Merrill Lynch considers the impact of counterparty credit risk on the valuation of derivative contracts. Factors used to determine the credit valuation adjustments on the derivatives portfolio include current exposure levels (i.e., fair value prior to credit valuation adjustments) and expected exposure levels profiled over the maturity of the contracts. CDS market information, including either quoted single name CDS or index or other proxy CDS, is also considered. In addition, the credit valuation adjustments also take into account the netting and credit provisions of relevant agreements including collateral margin agreements and master netting agreements. During the three months ended March 31, 2011 and March 31, 2010, valuation adjustments (net of hedges) of approximately $0.5 billion of losses and $0.1 billion of gains, respectively, were recognized in principal transactions for counterparty credit risk. At March 31, 2011 and December 31, 2010, the cumulative counterparty credit risk valuation adjustment that was reflected in derivative assets was $5.8 billion and $5.9 billion, respectively. In addition, the fair value of derivative liabilities is adjusted to reflect the impact of Merrill Lynch’s credit quality. During the three months ended March 31, 2011 and March 31, 2010, valuation adjustments (net of hedges) of approximately $0.2 billion in losses and $0.1 billion in gains were recognized in principal transactions for changes in Merrill Lynch’s credit risk. At March 31, 2011 and December 31, 2010, the cumulative credit risk valuation adjustment that was reflected in the derivative liabilities balance was $0.4 billion and $0.6 billion, respectively.

Monoline derivative credit exposure at March 31, 2011 had a notional value of $32.8 billion compared with $32.0 billion at December 31, 2010. Mark-to-market monoline derivative credit exposure was $8.0 billion at March 31, 2011 compared with $8.8 billion at December 31, 2010. This decrease was driven by positive valuation adjustments on legacy assets and terminated monoline contracts. At March 31, 2011, the counterparty credit valuation adjustment related to monoline derivative exposure was $5.1 billion compared with $5.0 billion at December 31, 2010, which reduced Merrill Lynch’s net mark-to-market exposure to $3.0 billion at March 31, 2011, of which 62% related to a single counterparty. Other monoline related write-downs for the quarter were $427 million, which consists of changes in valuation adjustments driven by reductions in recovery expectations, as well as hedge losses due to a breakdown in correlations during the quarter.

Bank of America has guaranteed the performance of Merrill Lynch on certain derivative transactions. The aggregate amount of such derivative liabilities was approximately $2.5 billion and $2.1 billion at March 31, 2011 and December 31, 2010, respectively.

Credit-risk related contingent features

The majority of Merrill Lynch’s derivative contracts contain credit-risk-related contingent features, primarily within the ISDA agreements, that help to reduce the credit risk of these instruments as compared to other obligations of the respective counterparty with whom Merrill Lynch has transacted (e.g., other senior debt). These contingent features, which include collateral requirements, may be for the benefit of Merrill Lynch or may benefit Merrill Lynch’s counterparties in respect of changes in Merrill Lynch’s creditworthiness. At March 31, 2011 and December 31, 2010, Merrill Lynch posted collateral of $30.9 billion and $33.8 billion, respectively, under derivative contracts that were in a liability position, of which $26.0 billion and $29.0 billion, respectively, represented cash collateral, as noted above.

In connection with certain OTC derivatives transactions and other trading agreements, Merrill Lynch could be required to provide additional collateral to or terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of ML & Co. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or an amount related to the market value of the exposure. At both March 31, 2011 and December 31, 2010, the amount of additional collateral and termination payments that would be required for such derivatives transactions and trading agreements was approximately $0.8 billion in the event of a downgrade to low single-A by all credit agencies. A further downgrade of ML & Co.’s long-term senior debt credit rating to the BBB+ or equivalent level would require approximately $0.7 billion of additional collateral at both March 31, 2011 and December 31, 2010.

Note 7.  Securities Financing Transactions

Merrill Lynch enters into secured borrowing and lending transactions in order to meet customers’ needs and earn residual interest rate spreads, obtain securities for settlement and finance trading inventory positions.

Under these transactions, Merrill Lynch either receives or provides collateral, including U.S. Government and agency securities, asset-backed, corporate debt, equity, and non-U.S. government and agency securities. Merrill Lynch receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and other loans. Under most agreements, Merrill Lynch is permitted to sell or repledge the securities received (e.g., use the securities to secure repurchase agreements, enter into securities lending transactions, or deliver to counterparties to cover short positions). At March 31, 2011 and December 31, 2010, the fair value of securities received as collateral where Merrill Lynch is permitted to sell or repledge the securities was $484 billion and

$439 billion, respectively, and the fair value of the portion that had been sold or repledged was $377 billion and $332 billion, respectively. Merrill Lynch may use securities received as collateral for resale agreements to satisfy regulatory requirements such as Rule 15c3-3 of the Securities Exchange Act of 1934.

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

Merrill Lynch pledges assets to collateralize repurchase agreements and other secured financings. Pledged securities that can be sold or repledged by the secured party are parenthetically disclosed in trading assets on the Condensed Consolidated Balance Sheets. The carrying value and classification of securities owned by Merrill Lynch that have been pledged to counterparties where those counterparties do not have the right to sell or repledge at March 31, 2011 and December 31, 2010 are as follows:

(dollars in millions)
	March 31, 2011	December 31, 2010

Trading asset category
Equities and convertible debentures	$7,963	$8,199
Corporate debt and preferred stock	8,872	14,320
U.S. Government and agencies	7,471	26,381
Non-U.S. governments and agencies	2,109	1,424
Mortgages, mortgage-backed, and asset-backed securities	3,070	3,480
Municipals and money markets	824	1,980

Total	$30,309	$55,784

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

Note 8.  Investment Securities

Investment securities on the Condensed Consolidated Balance Sheets include:

•	Investments within the scope of Investment Accounting that are held by ML & Co. and certain of its non-broker-dealer subsidiaries consist of debt securities held-for-investment and liquidity and collateral management purposes that are classified as available-for-sale, and debt securities that Merrill Lynch intends to hold until maturity.

•	Non-qualifying investments are those that are not within the scope of Investment Accounting and consist principally of equity investments, including investments in partnerships and joint ventures. Included in non-qualifying investments are investments accounted for under the equity method of accounting, which consist of investments in (i) partnerships and certain limited liability corporations where Merrill Lynch has more than a minor influence (generally defined as three to five percent interest) and (ii) corporate entities where Merrill Lynch has the ability to exercise significant influence over the investee (generally defined as ownership and voting interest of 20% to 50%). Also included in non-qualifying investments are private equity investments that Merrill Lynch holds for capital appreciation and/or current income and which are accounted for at fair value in accordance with the Investment Company Guide, as well as private equity investments accounted for at fair value under the fair value option election. The fair value of such private equity investments reflects expected exit values based upon market prices or other valuation methodologies, including market comparables of similar companies and discounted expected cash flows.

Investment securities reported on the Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010 are presented below.

(dollars in millions)
	March 31, 2011	December 31, 2010

Investment securities
Available-for-sale	$3,303	$5,091
Held-to-maturity	250	245
Non-qualifying(1)
Equity investments(2)	10,357	10,437
Other investments	2,216	1,996

Total	$16,126	$17,769

(1)	Investments that are non-qualifying for Investment Accounting purposes.

(2)	Includes Merrill Lynch’s investment in BlackRock, Inc., which consisted of approximately 13.6 million preferred shares. The carrying value of this investment was $2.2 billion at both March 31, 2011 and December 31, 2010, and its fair value was $2.7 billion and $2.6 billion at March 31, 2011 and December 31, 2010, respectively. Merrill Lynch’s investment in BlackRock, Inc. is recorded at cost due to restrictions that affect the marketability of the preferred shares.

For the three months ended March 31, 2011 and March 31, 2010, OTTI losses related to non-agency mortgage-backed available-for-sale securities were $38 million and $105 million, respectively. Net impairment losses recognized in earnings represent the credit component of OTTI losses on AFS debt securities and total OTTI losses for AFS debt securities that Merrill Lynch does not intend to hold to recovery. Those amounts were $37 million and $86 million, respectively. Refer to Note 1 for Merrill Lynch’s accounting policy regarding other-than-temporary-impairment of investment securities.

Information regarding investment securities subject to Investment Accounting follows.

(dollars in millions)
	March 31, 2011

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale
Mortgage-backed securities:
Agency residential mortgage backed securities	$2,291	$-	$(56)	$2,235
Agency collateralized mortgage obligations	56	-	-	56
Non-agency	577	46	(41)	582

Subtotal	2,924	46	(97)	2,873
U.S. Government and agencies	430	-	-	430

Total Available-for-Sale Securities	3,354	46	(97)	3,303

Held-to-Maturity
Corporate debt and municipal	250	-	-	250

Total	$3,604	$46	$(97)	$3,553

(dollars in millions)
	December 31, 2010

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale
Mortgage-backed securities:
Agency residential mortgage backed securities	$3,918	$-	$(49)	$3,869
Agency collateralized mortgage obligations	61	-	-	61
Non-agency	739	68	(76)	731

Subtotal	4,718	68	(125)	4,661
U.S. Government and agencies	430	-	-	430

Total Available-for-Sale Securities	5,148	68	(125)	5,091

Held-to-Maturity
Corporate debt and municipal	245	-	-	245

Total	$5,393	$68	$(125)	$5,336

The following table presents fair value and unrealized losses, after hedges, for available-for-sale securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2011.

(dollars in millions)
	Less Than 1 Year		More than 1 Year		Total
		Unrealized		Unrealized		Unrealized
Asset Category	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Agency residential mortgage backed securities	$2,235	$(56)	$-	$-	$2,235	$(56)
Non-agency	35	(2)	151	(39)	186	(41)

Total	$2,270	$(58)	$151	$(39)	$2,421	$(97)

The following table presents fair value and unrealized losses, after hedges, for available-for-sale securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2010.

(dollars in millions)
	Less than 1 Year		More than 1 Year		Total
		Unrealized		Unrealized		Unrealized
Asset Category	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Agency residential mortgage backed securities	$3,869	$(49)	$-	$-	$3,869	$(49)
Non-agency	53	(3)	230	(73)	283	(76)

Total	$3,922	$(52)	$230	$(73)	$4,152	$(125)

The amortized cost and fair value of available-for-sale debt securities by expected maturity for mortgage-backed securities and contractual maturity for other debt securities at March 31, 2011 are as follows:

(dollars in millions)
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$445	$440	$-	$-
Due after one year	1,811	1,788	250	250
through five years
Due after five years	517	501	-	-
through ten years
Due after ten years	581	574	-	-

Total(1)	$3,354	$3,303	$250	$250

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay their obligations with or without prepayment penalties.

The proceeds and gross realized gains/(losses) from the sale of available-for-sale securities during the three months ended March 31, 2011 and March 31, 2010 are as follows:

(dollars in millions)
	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010

Proceeds	$1,587	$13,427
Gross realized gains	44	346
Gross realized losses	-	(2)

At March 31, 2011 and December 31, 2010, Merrill Lynch held certain investments that were accounted for under the equity method of accounting, none of which were individually material.

Note 9.  Securitizations and Other Variable Interest Entities

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

The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and consolidates the VIE. In accordance with the consolidation accounting guidance effective January 1, 2010, Merrill Lynch is deemed to have a controlling financial interest and is the primary beneficiary of a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

The tables below present the assets and liabilities of consolidated and unconsolidated VIEs if Merrill Lynch has continuing involvement with transferred assets or if Merrill Lynch otherwise has a variable interest in the VIE. For consolidated VIEs, these amounts are net of intercompany balances. The tables also present Merrill Lynch’s maximum exposure to loss resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which Merrill Lynch holds a variable interest as of March 31, 2011 and December 31, 2010. Merrill Lynch’s maximum exposure to loss is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on Merrill Lynch’s Condensed Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. Merrill Lynch’s maximum exposure to loss does not include losses previously recognized.

Merrill Lynch invests in asset-backed securities issued by third party VIEs with which it has no other form of involvement. These securities are described in more detail in Note 8. In addition, Merrill Lynch uses VIEs such as trust preferred securities trusts in connection with its funding activities (see Note 12.)

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

Securitization activity for residential and commercial mortgages was not material for the three months ended March 31, 2011 and March 31, 2010.

The following table summarizes certain information related to Loan VIEs in which Merrill Lynch is either the transferor, servicer or sponsor and holds a variable interest as of March 31, 2011 and December 31, 2010.

(dollars in millions)
			Non-Agency
	Agency		Prime		Subprime		Commercial Mortgage

	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010	2011	2010	2011	2010

Unconsolidated VIEs:
Maximum loss exposure(1)	$418	$-	$27	$28	$139	$168	$136	$187

Senior securities held(2)
Trading assets	$418	$-	$6	$6	$-	$23	$27	$74
Investment securities	-	-	6	6	18	22	-	-
Subordinated securities held(2)
Trading assets	-	-	-	-	3	11	-	-
Residual interests held	-	-	5	6	-	-	61	50

Total retained securities	$418	$-	$17	$18	$21	$56	$88	$124

Principal balance outstanding(3)	$1,866	$-	$618	$636	$7,506	$18,857	$18,132	$24,891

Consolidated VIEs:
Maximum loss exposure(1)	$-	$-	$36	$46	$12	$12	$-	$-

Derivative contracts	$-	$-	$31	$41	$-	$-	$-	$-
Other assets	-	-	5	5	12	12	-	-

Total assets	$-	$-	$36	$46	$12	$12	$-	$-

Other liabilities	$-	$-	$11	$9	$-	$-	$-	$-

Total liabilities	$-	$-	$11	$9	$-	$-	$-	$-

(1)	Maximum loss exposure excludes liabilities for representations and warranties.
(2)	Substantially all of the securities were in Level 2 in the fair value hierarchy.
(3)	Principal balance outstanding includes those loans that Merrill Lynch transferred and with which it has continuing involvement.

In accordance with consolidation guidance, Merrill Lynch consolidates Loan VIEs in which it has a controlling financial interest. For loan securitizations, Merrill Lynch is considered to have a controlling financial interest (i.e., is the primary beneficiary) when it is the servicer of the loans and also holds a financial interest that could potentially be significant to the entity. If Merrill Lynch is not the servicer of an entity or does not hold a financial interest that could be significant to the entity, Merrill Lynch does not have a controlling financial interest and does not consolidate the entity. Merrill Lynch does not have a controlling financial interest in and does not consolidate agency trusts unless Merrill Lynch holds all of the issued securities and has the unilateral right to liquidate the trust.

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

Municipal Bond Securitizations

Merrill Lynch sponsors municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds, some of which are callable prior to maturity. A majority of the bonds are rated AAA or AA and some benefit from insurance provided by third parties. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a frequent basis to third party investors. Merrill Lynch may serve as remarketing agent and/or liquidity provider for the trusts. The floating-rate investors have the right to tender the certificates at specified dates, often with as little as seven days’ notice. Should Merrill Lynch be unable to remarket the tendered certificates, it is generally obligated to purchase them at par under standby liquidity facilities unless the bond’s credit rating has declined below investment grade or there has been an event of default or bankruptcy of the issuer and insurer.

Merrill Lynch also provides default protection or credit enhancement to investors in certain municipal bond trusts whereby Merrill Lynch guarantees the payment of interest and principal on floating-rate certificates issued by these trusts. If an investor holds the residual interest, that investor typically has the unilateral ability to liquidate the trust at any time, while Merrill Lynch typically has the ability to trigger the liquidation of that trust only if the market value of the bonds held in the trust declines below a specified threshold. The weighted average remaining life of bonds held in the trusts at March 31, 2011 was 10.39 years.

The following table summarizes certain information related to municipal bond trusts in which Merrill Lynch holds a variable interest as of March 31, 2011 and December 31, 2010.

(dollars in millions)
	March 31, 2011			December 31, 2010
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Maximum Loss Exposure	$4,747	$1,400	$6,147	$4,451	$1,543	$5,994

On-balance sheet assets
Trading assets	$4,747	$219	$4,966	$4,451	$255	$4,706

Total	$4,747	$219	$4,966	$4,451	$255	$4,706

On-balance sheet liabilities
Short-term borrowings	$4,868	$-	$4,868	$4,642	$-	$4,642
Payables to Bank of America	5	-	5	2	-	2

Total	$4,873	$-	$4,873	$4,644	$-	$4,644

Total assets of VIEs	$4,747	$1,571	$6,318	$4,451	$1,706	$6,157

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

In the three months ended March 31, 2011 and March 31, 2010, Merrill Lynch was the transferor of assets into unconsolidated municipal bond trusts and received cash proceeds from new securitizations of $67 million and $413 million, respectively. At March 31, 2011 and December 31, 2010, the principal balance outstanding for unconsolidated municipal bond securitization trusts for which Merrill Lynch was the transferor was $1.6 billion and $1.7 billion, respectively.

Merrill Lynch’s liquidity commitments to unconsolidated municipal bond trusts totaled $1.2 billion and $1.3 billion at March 31, 2011 and December 31, 2010, respectively.

CDOs

CDO vehicles hold diversified pools of fixed income securities, typically corporate debt or asset-backed securities, which they fund by issuing multiple tranches of debt and equity securities. Synthetic CDOs enter into a portfolio of credit default swaps to synthetically create exposure to fixed income securities. CLOs are a subset of CDOs that hold pools of loans, typically corporate loans or commercial mortgages. CDOs are typically managed by third party portfolio managers. Merrill Lynch transfers assets to these CDOs, holds securities issued by the CDOs, and may be a derivative counterparty to the CDOs, including credit default swap counterparty for synthetic CDOs. Merrill Lynch has also entered into total return swaps with certain CDOs whereby Merrill Lynch will absorb the economic returns generated by specified assets held by the CDO. Merrill Lynch receives fees for structuring CDOs and providing liquidity support for super senior tranches of securities issued by certain CDOs.

The following table summarizes certain information related to CDO vehicles in which Merrill Lynch holds a variable interest as of March 31, 2011 and December 31, 2010.

(dollars in millions)
	March 31, 2011			December 31, 2010
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Maximum Loss Exposure	$2,262	$2,641	$4,903	$2,216	$2,987	$5,203

On-balance sheet assets
Trading assets	$2,752	$421	$3,173	$2,727	$569	$3,296
Derivative contracts	-	812	812	-	890	890
Other assets	39	120	159	3	123	126

Total	$2,791	$1,353	$4,144	$2,730	$1,582	$4,312

On-balance sheet liabilities
Derivative contracts	$-	$-	$-	$-	$8	$8
Long-term borrowings	3,207	-	3,207	3,161	-	3,161

Total	$3,207	$-	$3,207	$3,161	$8	$3,169

Total assets of VIEs	$2,791	$36,027	$38,818	$2,730	$42,782	$45,512

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

At March 31, 2011, Merrill Lynch had $920 million notional amount of super senior CDO liquidity exposure including derivatives and other exposures with third parties that hold super senior cash positions on Merrill Lynch’s behalf and to certain synthetic CDOs through which Merrill Lynch is obligated to purchase super senior CDO securities at par value if the CDO vehicles need cash to make payments due under credit default swaps written by the CDO vehicles.

Liquidity-related commitments also include $1.9 billion notional amount of derivative contracts with unconsolidated VIEs, principally CDO vehicles, which hold non-super senior CDO debt securities. These derivatives are included in the $1.9 billion notional amount of derivative contracts through which Merrill Lynch obtains funding from third party VIEs, discussed in Note 6.

Merrill Lynch’s $2.8 billion of aggregate liquidity exposure to CDOs at March 31, 2011 is included in the above table to the extent that Merrill Lynch sponsored the CDO vehicle or the liquidity exposure to the CDO vehicle is more than insignificant as compared to total assets of the CDO vehicle. Liquidity exposure included in the table is reported net of previously recorded losses.

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

The following table summarizes certain information related to customer vehicles in which Merrill Lynch holds a variable interest as of March 31, 2011 and December 31, 2010.

(dollars in millions)
	March 31, 2011			December 31, 2010
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated(1)	Total

Maximum Loss Exposure	$3,617	$2,274	$5,891	$3,457	$2,083	$5,540

On-balance sheet assets
Trading assets	$3,623	$510	$4,133	$3,397	$217	$3,614
Derivative contracts	-	672	672	-	728	728
Other assets	1,322	-	1,322	1,430	-	1,430

Total	$4,945	$1,182	$6,127	$4,827	$945	$5,772

On-balance sheet liabilities
Derivative contracts	$23	$13	$36	$1	$24	$25
Long-term borrowings	3,847	-	3,847	3,430	-	3,430
Other liabilities	8	1,211	1,219	-	750	750

Total	$3,878	$1,224	$5,102	$3,431	$774	$4,205

Total assets of VIEs	$4,945	$6,947	$11,892	$4,827	$5,952	$10,779

(1)	Maximum loss exposure, trading assets and other liabilities have been revised from $2,603 million, $737 million and $140 million, respectively (as previously reported) to $2,083 million, $217 million and $750 million, respectively.

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

Merrill Lynch is typically the counterparty for the credit and equity derivatives, and it may invest in securities issued by the vehicles. Merrill Lynch may also enter into interest rate and foreign currency derivatives with the vehicles. Merrill Lynch had approximately $369 million of other liquidity commitments, including written put options and collateral value guarantees, with unconsolidated credit-linked and equity-linked note vehicles at March 31, 2011.

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

The following table summarizes certain information related to Real Estate and other VIEs in which Merrill Lynch holds a variable interest as of March 31, 2011 and December 31, 2010.

(dollars in millions)
	March 31, 2011			December 31, 2010
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated(1)	Total

Maximum Loss Exposure	$734	$2,861	$3,595	$857	$3,389	$4,246

On-balance sheet assets
Trading assets	$290	$929	$1,219	$263	$1,326	$1,589
Derivative contracts	-	169	169	-	227	227
Investment securities	281	71	352	309	73	382
Loans, notes, and mortgages	102	1,328	1,430	221	1,368	1,589
Other assets	121	364	485	147	395	542

Total	$794	$2,861	$3,655	$940	$3,389	$4,329

On-balance sheet liabilities
Long-term borrowings	$59	$-	$59	$83	$-	$83
Other liabilities	209	-	209	44	-	44

Total	$268	$-	$268	$127	$-	$127

Total assets of VIEs	$794	$16,066	$16,860	$940	$20,614	$21,554

(1)	Maximum loss exposure, trading assets and total assets of VIEs have been revised from $2,150 million, $86 million and $6,391 million, respectively (as previously reported), to $3,389 million, $1,326 million and $20,614 million, respectively.

Merrill Lynch consolidates real estate and other VIEs in which it has a controlling financial interest. Merrill Lynch has established real estate investment funds designed to provide returns to clients through limited partnership holdings. Merrill Lynch was originally the general partner and the investment advisor, making management decisions. In 2010, Merrill Lynch transferred its management responsibilities to third parties but retained a limited partnership interest in these funds.

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

Other Transactions

Prior to 2011, Merrill Lynch transferred pools of securities to certain independent third parties and provided financing for approximately 75 percent of the purchase price under asset-backed financing arrangements. At March 31, 2011 and December 31, 2010, Merrill Lynch’s maximum loss exposure under these financing arrangements was $6.5 billion, substantially all of which was recorded as loans, notes and mortgages on Merrill Lynch’s Condensed Consolidated Balance Sheet. All principal and interest payments have been received when due in accordance with their contractual terms. These arrangements are not included in the tables above because the purchasers are not VIEs.

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

The table below presents information on Merrill Lynch’s loans outstanding at March 31, 2011 and December 31, 2010.

Age Analysis of Outstanding Loans
(dollars in millions)
	March 31, 2011
				Total Current or
	30-89 Days	90 Days or Greater	Total Past	Less Than 30 Days	Nonperforming	Total
	Past Due	Than 90 Days	Due	Past Due	Loans	Outstanding

Consumer loans
Residential mortgage	$22	$-	$22	$437	$31	$490
Home equity	1	-	1	124	5	130

Total consumer	23	-	23	561	36	620

Commercial
Commercial — U.S.	1	6	7	5,177	169	5,353
Commercial real estate	-	-	-	1,326	206	1,532
Commercial — non-U.S.	-	-	-	2,695	84	2,779

Total commercial loans	1	6	7	9,198	459	9,664
Commercial loans measured at fair value	-	-	-	474	-	474

Total commercial	1	6	7	9,672	459	10,138

Other(1)	-	-	-	13,560	-	13,560

Total loans	$24	$6	$30	$23,793	$495	24,318

Allowance for loan losses						(78)

Total loans, net						$24,240

(dollars in millions)
	December 31, 2010
				Total Current or
	30-89 Days	90 Days or Greater	Total Past	Less Than 30 Days	Nonperforming	Total
	Past Due	Than 90 Days	Due	Past Due	Loans	Outstanding

Consumer loans
Residential mortgage	$23	$-	$23	$451	$30	$504
Home equity	1	-	1	126	5	132

Total consumer	24	-	24	577	35	636

Commercial
Commercial — U.S.	2	19	21	5,591	210	5,822
Commercial real estate	-	-	-	1,632	212	1,844
Commercial — non-U.S.	-	-	-	2,824	161	2,985

Total commercial loans	2	19	21	10,047	583	10,651
Commercial loans measured at fair value	-	-	-	318	-	318

Total commercial	2	19	21	10,365	583	10,969

Other(2)	-	-	-	14,368	-	14,368

Total loans	$26	$19	$45	$25,310	$618	$25,973

Allowance for loan losses						(170)

Total loans, net						$25,803

(1)	Includes asset-backed loans and loans held-for-sale of $9.6 billion and $4.0 billion, respectively, as of March 31, 2011.
(2)	Includes asset-backed loans and loans held-for-sale of $9.2 billion and $5.2 billion, respectively, as of December 31, 2010.

Merrill Lynch monitors the credit quality of its loans on an ongoing basis. Merrill Lynch’s commercial loans are evaluated using pass rated or reservable criticized as the primary credit quality indicator. The term reservable criticized refers to those commercial loans that are internally classified or listed by Merrill Lynch as special mention, substandard or doubtful. These assets pose an elevated risk and may have a high probability of default or total loss. Pass rated refers to all loans not considered criticized. The table below presents credit quality indicators on Merrill Lynch’s commercial loan portfolio at March 31, 2011 and December 31, 2010.

(dollars in millions)
	March 31, 2011
	Commercial —	Commercial Real	Commercial —
	U.S.(1)	Estate	non-U.S.(1)

Risk Ratings
Pass	$4,840	$1,380	$2,468
Criticized	513	152	311

Total Commercial Credit	$5,353	$1,532	$2,779

(dollars in millions)
	December 31, 2010
	Commercial —	Commercial Real	Commercial —
	U.S.(1)	Estate	non-U.S.(1)

Risk Ratings
Pass	$5,192	$1,582	$2,581
Criticized	630	262	404

Total Commercial Credit	$5,822	$1,844	$2,985

(1)	Excludes commercial loans measured at fair value.

Activity in the allowance for loan losses, which is primarily associated with commercial loans, is presented below:

(dollars in millions)
	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010

Allowance for loan losses, at beginning of period	$170	$33
Provision for loan losses	(28)	1
Charge-offs	(66)	(1)
Recoveries	1	-

Net charge-offs	(65)	(1)
Other	1	1

Allowance for loan losses, at end of period	$78	$34

Consumer loans, substantially all of which are collateralized, consisted of approximately 77,000 individual loans at March 31, 2011. Commercial loans consisted of approximately 6,000 separate loans.

Merrill Lynch’s outstanding loans include $4.0 billion and $5.2 billion of loans held for sale at March 31, 2011 and December 31, 2010, respectively. Loans held for sale are loans that Merrill Lynch expects to sell prior to maturity. At March 31, 2011, such loans consisted of $1.2 billion of consumer loans, primarily residential mortgages, and $2.8 billion of commercial loans. At December 31, 2010, such loans consisted of $1.7 billion of consumer loans, primarily residential mortgages, and $3.5 billion of commercial loans.

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

In some cases, Merrill Lynch enters into single name and index credit default swaps to mitigate credit exposure related to funded and unfunded commercial loans. The notional value of these swaps totaled $2.8 billion and $2.9 billion at March 31, 2011 and December 31, 2010, respectively.

The following tables provide information regarding Merrill Lynch’s net credit default protection associated with its funded and unfunded commercial loans as of March 31, 2011 and December 31, 2010:

Net Credit Default Protection by Maturity Profile
	March 31,	December 31,
	2011	2010

Less than or equal to one year	26%	23%
Greater than one year and less than or equal to five years	62	67
Greater than five years	12	10

Total net credit default protection	100%	100%

Net Credit Default Protection by Credit Exposure Debt Rating
(dollars in millions)
	March 31, 2011		December 31, 2010
	Net		Net
Ratings(1)	Notional	Percent	Notional	Percent

AA	$(410)	14.6%	$(450)	15.5%
A	(1,081)	38.5	(1,029)	35.3
BBB	(624)	22.2	(655)	22.5
BB	(286)	10.2	(359)	12.3
B	(224)	8.0	(224)	7.7
CCC and below	(181)	6.5	(194)	6.7

Total net credit default protection	$(2,806)	100.0%	$(2,911)	100.0%

(1)	Merrill Lynch considers ratings of BBB- or higher to meet the definition of investment grade.

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

In connection with Merrill Lynch’s acquisition by Bank of America, loans within the scope of Acquired Impaired Loan Accounting had an unpaid principal balance of $5.6 billion ($2.7 billion consumer and $2.9 billion commercial) and a carrying value of $4.2 billion ($2.3 billion consumer and $1.9 billion commercial) as of January 1, 2009. These loans, primarily commercial real estate, had an unpaid principal balance of $0.7 billion and a carrying value of $0.2 billion as of March 31, 2011 and December 31, 2010.

Note 11.  Goodwill and Intangible Assets

Goodwill

Goodwill is the cost of an acquired company in excess of the fair value of identifiable net assets at the acquisition date. Goodwill is tested annually (or more frequently under certain conditions) for impairment at the reporting unit level in accordance with ASC 350, Intangibles — Goodwill and Other (“Goodwill and Intangible Assets Accounting”). If the fair value of the reporting unit exceeds its carrying value, its goodwill is not deemed to be impaired. If the fair value is less than the carrying value, a further analysis is required to determine the amount of impairment, if any. Merrill Lynch’s next annual impairment test date will be as of June 30, 2011.

The carrying amount of goodwill was $5.7 billion at March 31, 2011 and December 31, 2010.

Intangible Assets

Intangible assets with definite lives at March 31, 2011 and December 31, 2010 consisted primarily of value assigned to customer relationships. Intangible assets with definite lives are tested for impairment in accordance with ASC 360, Property, Plant and Equipment whenever certain conditions exist which would indicate the carrying amounts of such assets may not be recoverable. Intangible assets with definite lives are amortized over their respective estimated useful lives. Intangible assets with indefinite lives consist of value assigned to the Merrill Lynch brand and are tested for impairment in accordance with Goodwill and Intangible Assets Accounting. Intangible assets with indefinite lives are not amortized.

The gross carrying amount of intangible assets with definite lives was $3.1 billion at March 31, 2011 and December 31, 2010. Accumulated amortization of intangible assets was $695 million and $618 million at March 31, 2011 and December 31, 2010, respectively. The carrying amount of intangible assets with indefinite lives was $1.5 billion as of March 31, 2011 and December 31, 2010.

Amortization expense was $77 million for the three months ended March 31, 2011 and March 31, 2010.

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

Beginning late in the third quarter of 2009, in connection with the update or renewal of certain Merrill Lynch international securities offering programs, Bank of America agreed to guarantee debt securities, warrants and/or certificates issued by certain subsidiaries of ML & Co. on a going forward basis. All existing ML & Co. guarantees of securities issued by those same Merrill Lynch subsidiaries under various international securities offering programs will remain in full force and effect as long as those securities are outstanding, and Bank of America has not assumed any of those prior ML & Co. guarantees or otherwise guaranteed such securities. There were approximately $5.7 billion of securities guaranteed by Bank of America at March 31, 2011.

Following the completion of Bank of America’s acquisition of Merrill Lynch, ML & Co. became a subsidiary of Bank of America and established intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these intercompany agreements is a $75 billion one-year revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America at a spread to LIBOR that is reset periodically and is consistent with other intercompany agreements. This credit line was renewed effective January 1, 2011 with a maturity date of January 1, 2012. The credit line will automatically be extended by one year to the succeeding January 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. The agreement does not contain any financial or other covenants. There were no outstanding borrowings against the line of credit at March 31, 2011.

In addition to the $75 billion unsecured line of credit, a $25 billion 364-day revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America was established on February 15, 2011. Interest on the line of credit is based on prevailing short-term market rates. The agreement does not contain any financial or other covenants. The line of credit matures on February 14, 2012. There were no outstanding borrowings against the line of credit at March 31, 2011.

Following the merger of BAS into MLPF&S, Bank of America agreed to guarantee the short-term, senior unsecured obligations issued by MLPF&S under its short-term master note program on a going forward basis. This issuance program was previously maintained by BAS to provide short-term funding for its broker-dealer operations. At March 31, 2011, approximately $8.2 billion of borrowings under the program were outstanding and guaranteed by Bank of America.

Also in connection with the merger of BAS into MLPF&S, MLPF&S either assumed or established the following agreements:

•	MLPF&S assumed an approximately $1.5 billion subordinated loan agreement with Bank of America, which bears interest based on a spread to LIBOR, and has a scheduled maturity date of December 31, 2012. The loan agreement contains a provision that automatically extends the loan’s maturity by one year unless Bank of America provides 13 months written notice not to extend prior to the scheduled maturity date.

•	MLPF&S assumed a $7 billion revolving subordinated line of credit with Bank of America. The subordinated line of credit bears interest based on a spread to LIBOR, and has a scheduled maturity date of October 1, 2012. The revolving subordinated line of credit contains a provision that automatically extends the maturity by one year unless Bank of America provides 13 months written notice not to extend prior to the scheduled maturity date. At March 31, 2011, $1.1 billion was outstanding on the subordinated line of credit.

•	On November 1, 2010, a $4 billion one-year revolving unsecured line of credit that allows MLPF&S to borrow funds from Bank of America was established. Interest on the line of credit is based on prevailing short-term market rates. The credit line will automatically be extended by one year to the succeeding November 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. At March 31, 2010, there were no borrowings outstanding on the line of credit.

•	On February 22, 2011, a $15 billion 364-day revolving unsecured line of credit that allows MLPF&S to borrow funds from Bank of America was established. Interest on the line of credit is based on prevailing short-term market rates. The line of credit matures on February 21, 2012. At March 31, 2011, approximately $1.8 billion was outstanding on the line of credit.

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

The tables below exclude Merrill Lynch’s intercompany borrowings from Bank of America, see Note 2 for further information. Total borrowings at March 31, 2011 and December 31, 2010, which are comprised of short-term borrowings, long-term borrowings and junior subordinated notes (related to trust preferred securities), consisted of the following:

(dollars in millions)
	March 31,	December 31,
	2011	2010

Senior debt	$77,981	$80,130
Senior structured notes	41,923	40,678
Subordinated debt	11,404	11,358
Junior subordinated notes (related to trust preferred securities)	3,582	3,576
Other subsidiary financing	355	617
Debt issued by consolidated VIEs	11,981	11,316

Total	$147,226	$147,675

Borrowings and deposits at March 31, 2011 and December 31, 2010, are presented below:

(dollars in millions)
	March 31,	December 31,
	2011	2010

Short-term borrowings
Other unsecured short-term borrowings	$10,811	$10,606
Short-term debt issued by consolidated VIEs(1)	4,868	4,642

Total	$15,679	$15,248

Long-term borrowings(2)
Fixed-rate obligations(3)	$64,590	$64,611
Variable-rate obligations(4)(5)	56,262	57,566
Long-term debt issued by consolidated VIEs(1)	7,113	6,674

Total	$127,965	$128,851

Deposits
Non-U.S.	$13,416	$12,826

(1)	See Note 9 for additional information on debt issued by consolidated VIEs.
(2)	Excludes junior subordinated notes (related to trust preferred securities).
(3)	Fixed-rate obligations are generally swapped to variable rates.
(4)	Variable interest rates are generally based on rates such as LIBOR, the U.S. Treasury Bill Rate, or the Federal Funds Rate.
(5)	Includes structured notes.

See Note 5 for additional information on the fair value of long-term borrowings.

The weighted-average interest rates for borrowings at March 31, 2011 and December 31, 2010 (excluding structured products) were as follows:

	March 31,	December 31,
	2011	2010

Short-term borrowings	0.3%	0.3%
Long-term borrowings	3.8	3.8
Junior subordinated notes (related to trust preferred securities)	6.9	6.9

Merrill Lynch also obtains standby letters of credit from issuing banks to satisfy various counterparty collateral requirements, in lieu of depositing cash or securities collateral. Such standby letters of credit aggregated $1.9 billion and $1.4 billion at March 31, 2011 and December 31, 2010, respectively.

Long-Term Borrowings

At March 31, 2011, long-term borrowings mature as follows:

(dollars in millions)
	Amount	Percentage of Total

Less than 1 year	$30,486	24%
1 – 2 years	16,276	13
2 – 3 years	23,067	18
3 – 4 years	15,111	12
4 – 5 years	2,801	2
Greater than 5 years	40,224	31

Total	$127,965	100%

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

See Note 12 to the Consolidated Financial Statements contained in the 2010 Annual Report for additional information on Borrowings.

Note 13.  Stockholder’s Equity and Earnings Per Share

Common Stock

As of the completion of the acquisition of Merrill Lynch by Bank of America on January 1, 2009, there have been 1,000 shares of ML & Co. common stock outstanding, all of which are held by Bank of America.

Earnings Per Share

Earnings per share data is not provided for the three months ended March 31, 2011 and March 31, 2010 as Merrill Lynch was a wholly-owned subsidiary of Bank of America during those periods.

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

In accordance with applicable accounting guidance, Merrill Lynch establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, Merrill Lynch does not establish an accrued liability. As a litigation or regulatory matter develops, Merrill Lynch, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, Merrill Lynch will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. Merrill Lynch will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding fees paid to external legal service providers, litigation-related expenses of approximately $63 million were recognized for the three months ended March 31, 2011 as compared with approximately $16 million for the three months ended March 31, 2010.

For a limited number of the matters disclosed in this Note and in Note 14 to the Consolidated Financial Statements included in the 2010 Annual Report (the “prior commitments and contingencies disclosures”), for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, Merrill Lynch is able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, Merrill Lynch reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter, in light of potentially relevant factual and legal developments. These may include information learned through the discovery process, rulings on dispositive motions, settlement discussions, and other rulings by courts, arbitrators or others. In cases in which Merrill Lynch possesses sufficient appropriate information to develop an estimate of loss or range of possible loss, that estimate is aggregated and disclosed below. There may be other disclosed matters for which a loss is probable or reasonably possible but such an estimate may not be possible. For those matters where an estimate is possible, management currently estimates the aggregate range of possible loss is $0 to $780 million in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, this estimated range of possible loss represents what Merrill Lynch believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent Merrill Lynch’s maximum loss exposure. Information is provided below, or in the prior commitments and contingencies disclosures, regarding the nature of all of these contingencies and, where specified, the amount of the claim associated with these loss contingencies. Based on current knowledge, management does not believe that loss contingencies arising from pending matters, including the matters described herein or in the prior commitments and contingencies disclosures, will have a material adverse effect on the consolidated financial position or liquidity of Merrill Lynch. However, in light of the inherent uncertainties involved in these matters, some of which are beyond Merrill Lynch’s control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to Merrill Lynch’s results of operations or cash flows for any particular reporting period.

Auction Rate Securities Litigation

On February 24, 2011, the U.S. District Court for the Northern District of California dismissed the complaint in Bondar v. Bank of America Corporation, which was filed by a putative class of ARS purchasers against ML & Co. and BAS. Plaintiffs’ time to decide whether to file an amended complaint is stayed pending the U.S. Court of Appeals for the Second Circuit’s decision in In Re Merrill Lynch Auction Rate Securities Litigation.

Mortgage-Backed Securities Litigation

Allstate Litigation

On March 1, 2011, Allstate Insurance Company, Allstate Life Insurance Company, Allstate Bank, Allstate Life Insurance Company of New York, Agents Pension Plan, and Allstate Retirement Plan filed an action against ML & Co., MLPF&S, Merrill Lynch Mortgage Investors, Inc., and Merrill Lynch Mortgage Lending, Inc. in the Supreme Court of New York, County of New York, entitled Allstate Insurance Company, et al., v. Merrill Lynch & Co., et al. Plaintiffs allege that they purchased MBS issued by Merrill Lynch related entities in ten offerings between March 2006 and March 2007. In addition to certain other alleged false and misleading statements about the MBS in the offerings, plaintiffs contend that defendants made false and misleading statements regarding: (i) the percentage of known non-conforming loans in the loan pools; (ii) the number of borrowers who used the properties securing the mortgage loans as their primary residence; (iii) the purpose and use of approving exceptions for loans that did not meet certain criteria; (iv) the ratings of the certificates; and (v) the credit enhancements utilized for each offering. Plaintiffs seek unspecified compensatory damages, interest and legal fees, or alternatively rescission and recovery of the consideration paid for the MBS certificates. On April 1, 2011, defendants removed the case to the U.S. District Court for the Southern District of New York.

FHLB Boston Litigation

The Federal Home Loan Bank of Boston (“FHLB Boston”) filed a complaint on April 20, 2011 against numerous defendants, including ML & Co., MLPF&S and several affiliated entities, in Massachusetts Superior Court, Suffolk County, entitled Federal Home Loan Bank of Boston v. Ally Financial, Inc.,

et al. FHLB Boston alleges that it purchased MBS issued by numerous entities in 115 public offerings, including MBS issued by Countrywide Financial Corporation-related entities in seven offerings between January 2005 and July 2007, and MBS issued by Bank of America Funding Corporation in two offerings and by MLPF&S-related entities in two offerings between October 2005 and April 2007. FHLB Boston also asserts claims against Countrywide Securities Corporation and MLPF&S in connection with MBS issued by third parties which they underwrote. FHLB Boston contends, among other allegations, that defendants made false and misleading statements regarding the process by which (i) the properties that served as collateral for the mortgage loans underlying the MBS were appraised; and (ii) the underwriting practices by which those mortgage loans were originated. FHLB Boston also alleges false and misleading statements regarding: (i) the credit ratings of the securities; (ii) compliance with state and federal lending statutes; (iii) the scope of review performed by third-party due diligence firms; and (iv) the transfer and assignment of the mortgages to the trusts.

Commitments

At March 31, 2011, Merrill Lynch’s commitments had the following expirations:

(dollars in millions)
		Commitment expiration
		Less than	1 - 3	3 - 5	Over 5
	Total	1 year	years	years	years

Lending commitments	$8,113	$1,880	$4,389	$1,667	$177
Purchasing and other commitments	5,621	3,276	1,061	714	570
Operating leases	3,296	750	1,237	603	706
Commitments to enter into forward dated resale and securities borrowing agreements	96,517	96,517	-	-	-
Commitments to enter into forward dated repurchase and securities lending agreements	65,091	65,091	-	-	-

Total	$178,638	$167,514	$6,687	$2,984	$1,453

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

Purchasing and Other Commitments

Merrill Lynch had commitments to purchase partnership interests, primarily related to private equity and principal investing activities, of $0.6 billion at both March 31, 2011 and December 31, 2010. Merrill Lynch also has entered into agreements with providers of market data, communications, systems consulting, and other office-related services. At both March 31, 2011 and December 31, 2010, minimum fee commitments over the remaining life of these agreements totaled $1.7 billion. Merrill Lynch entered into commitments to purchase loans of $2.7 billion, which, upon settlement of the commitment, will be included in trading assets, loans held for investment or loans held for sale at March 31, 2011. Such commitments totaled $2.6 billion at December 31, 2010. Other purchasing commitments amounted to $0.6 billion and $0.8 billion at March 31, 2011 and December 31, 2010, respectively.

In the normal course of business, Merrill Lynch enters into commitments for underwriting transactions. Settlement of these transactions as of March 31, 2011 would not have a material effect on the Condensed Consolidated Balance Sheet of Merrill Lynch.

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

Guarantees

Merrill Lynch issues various guarantees to counterparties in connection with certain transactions. Merrill Lynch’s guarantee arrangements and their expiration at March 31, 2011 are summarized as follows (see Note 6 for information related to derivative financial instruments within the scope of Guarantees Accounting):

(dollars in millions)
	Expiration
	Maximum	Less than 1				Carrying
	Payout	year	1 - 3 years	3 - 5 years	Over 5 years	Value

Standby liquidity facilities	$1,201	$582	$599	$-	$20	$-
Residual value guarantees	415	95	320	-	-	1
Standby letters of credit and other guarantees	684	346	314	5	19	-

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

Residual Value Guarantees

At March 31, 2011, residual value guarantees of $415 million consist of amounts associated with certain power plant facilities. Payments under these guarantees would only be required if the fair value of such assets declined below their guaranteed value. As of March 31, 2011, no payments have been made under these guarantees and the carrying value of the associated liabilities was not material, as Merrill Lynch believes that the estimated fair value of such assets was in excess of their guaranteed value.

Standby Letters of Credit and Other Guarantees

Merrill Lynch provides guarantees to certain counterparties in the form of standby letters of credit in the amount of $0.7 billion. Payment risk is evaluated based upon historical payment activity.

Representations and Warranties

In prior years, Merrill Lynch and certain of its subsidiaries, including First Franklin Financial Corporation (“First Franklin”), sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations or in the form of whole loans. Many of the loans sold in the form of whole loans were subsequently pooled with other mortgages into private-label securitizations issued or sponsored by the third-party buyer of the whole loans. In addition, Merrill Lynch and First Franklin securitized first-lien residential mortgage loans generally in the form of mortgage-backed securities guaranteed by the GSEs. In connection with these transactions, Merrill Lynch and certain of its subsidiaries made various representations and warranties (these representations and warranties are not included in the guarantees table above). These representations and warranties, as governed by the agreements, related to, among other things, the ownership of the loan, the validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, the process used to select the loan for inclusion in a transaction, the loan’s compliance with any applicable loan criteria, including underwriting standards, and the loan’s compliance with applicable federal, state and local laws. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to a whole-loan buyer or securitization trust (collectively, repurchase claims). In such cases, Merrill Lynch would be exposed to any subsequent credit loss on the repurchased mortgage loans.

Merrill Lynch’s credit loss would be reduced by any recourse it may have to organizations (e.g., correspondents) that, in turn, had sold such loans to Merrill Lynch. When a loan is originated by a correspondent or other third party, Merrill Lynch typically has the right to seek a recovery of related repurchase losses from that originator.

Subject to the requirements and limitations of the applicable agreements, these representations and warranties can be enforced by the securitization trustee or the whole loan buyer as governed by the applicable agreement or, in certain first lien and home equity securitizations where monoline insurers have insured all or some of the related bonds issued, by the monoline insurer at any time over the life of the loan. Importantly, in the case of non-GSE loans, the contractual liability to repurchase arises if there is a breach of the representations and warranties that materially and adversely affects the interest of investors. Merrill Lynch believes that the longer a loan performs prior to default, the less likely it is that an alleged underwriting breach of representations and warranties had a material impact on the loan’s performance. Historically, most demands for repurchase have occurred within the first several years after origination, generally after a loan has defaulted. However, in recent periods the time horizon has lengthened due to increased repurchase claim activity across all vintages.

Certain securitizations include guarantees written to protect certain purchasers of the loans from credit losses up to a specified amount. The fair value of the obligations to be absorbed under the representations and warranties and the guarantees provided is recorded as an accrued liability when the loans are sold. This liability is updated for probable losses by accruing a representations and warranties provision in the Condensed Consolidated Statement of Earnings. This is done throughout the life of the loan as necessary when additional relevant information becomes available. The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, which include, depending on the counterparty, actual defaults, estimated future defaults, historical loss experience, estimated home prices, other economic conditions, estimated probability that a repurchase claim will be received, including consideration of whether presentation thresholds will be met, number of payments made by the borrower prior to default and estimated probability that a loan will be required to be repurchased. Changes to any one of these factors could significantly impact the estimate of Merrill Lynch’s liability. Given that these factors vary by counterparty, Merrill Lynch analyzes representations and warranties obligations based on the specific counterparty, or type of counterparty, with whom the sale was made. Merrill Lynch performs a loan by loan review of all properly presented repurchase requests. Merrill Lynch has vigorously contested any request for repurchase when it concludes that a valid basis for a repurchase claim did not exist and will continue to do so in the future. In addition, Merrill Lynch may reach one or more bulk settlements, including settlement amounts which could be material with counterparties (in lieu of the loan-by-loan review process), if opportunities arise on terms determined to be advantageous to Merrill Lynch.

The liability for representations and warranties recorded at March 31, 2011 and March 31, 2010 was $130 million and $303 million, respectively. The table below presents a roll forward of the liability for representations and warranties and corporate guarantees:

(dollars in millions)
	March 31
	2011	2010

Balance, beginning of period	$213	$378
Charge-offs	(61)	(1)
Provision	(22)	(74)

Balance, end of period	$130	$303

The liability for representations and warranties is established when those obligations are both probable and reasonably estimable. The representations and warranties provision may vary significantly each period as the methodology used to estimate the provision continues to be refined based on the level and type of repurchase claims presented, defects identified, the latest experience gained on repurchase claims and other relevant facts and circumstances, which could have a material adverse impact on Merrill Lynch’s earnings for any particular period.

Although Merrill Lynch’s experience with non-GSE repurchase claims is limited, Merrill Lynch expects additional activity in this area going forward and that the volume of repurchase claims from monoline insurers, whole loan investors and investors in non-GSE securitizations will increase in the future. It is reasonably possible that future representations and warranties losses may occur and Merrill Lynch currently estimates that the upper range of possible loss related to non-GSE sales as of March 31, 2011 could be $1.5 billion to $2.5 billion over existing accruals. The increase in the estimated range previously disclosed as of December 31, 2010, resulted from an increase in estimated repurchase rates and Home Price Index deterioration during the three months ended March 31, 2011. This estimate of the range of possible loss for representations and warranties does not represent a probable loss, is based on currently available information, significant judgment, and a number of assumptions including those set forth below that are subject to change. This estimate does not include related, reasonably possible litigation losses disclosed elsewhere in this Note 14, nor does it include any potential claims under securities laws or potential indemnity or other claims against Merrill Lynch. Merrill Lynch is not able to reasonably estimate the amount of any possible loss with respect to any such securities or other claims against Merrill Lynch; however, such loss could be material.

The methodology used to estimate this non-GSE range of possible loss for representations and warranties considers a variety of factors including Merrill Lynch’s experience related to actual defaults, estimated future defaults, historical loss experience and GSE experience of one or more affiliates of Merrill Lynch with estimated repurchase rates by product. It also considers Merrill Lynch’s assumptions regarding economic conditions, including estimated first quarter 2011 home prices. Merrill Lynch applies judgment and adjustments in order to determine the range of possible loss for non-GSE securitizations.

These adjustments made by Merrill Lynch include: (1) contractual loss causation requirements, (2) the representations and warranties provided, and (3) the requirement to meet certain presentation thresholds. The first adjustment is based on Merrill Lynch’s belief that a contractual liability to repurchase a loan generally arises only if the counterparties prove there is a breach of representations and warranties that materially and adversely affects the interest of the investor or all investors in a securitization trust and, accordingly, Merrill Lynch believes that in most cases the repurchase claimants must prove that the alleged representations and warranties breach was the cause of the loss. The second adjustment is related to the fact that non-GSE securitizations have different types of representations and warranties provided. Merrill Lynch believes the non-GSE securitizations’ representations and warranties are generally less rigorous and actionable than comparable agreements with GSEs, although some of the agreements generally include a representation that underwriting practices were prudent and customary. The third adjustment is related to the fact that certain presentation thresholds need to be met in order for any repurchase claim to be asserted under the non-GSE contracts. A securitization trustee may investigate or demand repurchase on its own action, and most agreements contain a threshold, for example 25% of the voting rights per trust, that allows investors to declare a servicing event of default under certain circumstances or to request certain action, such as requesting loan files, that the trustee may choose to accept and follow, exempt from liability, provided the trustee is acting in good faith. If there is an uncured servicing event of default, and the trustee fails to bring suit during a 60-day period, then, under most agreements, investors may file suit. In addition to this, most agreements also allow investors to direct the securitization trustee to investigate loan files or demand the repurchase of loans, if security holders hold a specified percentage, for example, 25% of the voting rights of each tranche of the outstanding securities. This estimated range of possible loss assumes that this presentation threshold is met for some but significantly less than all of the non-GSE securitization transactions. The foregoing factors, individually and in the aggregate, require Merrill Lynch to use significant judgment in estimating the range of possible loss for non-GSE representations and warranties. The adjustments have been developed assuming a loan-level analysis and consider age, number of payments made, and type of security, loan originator and sponsor.

Future provisions and/or ranges of possible loss for non-GSE representations and warranties may be significantly impacted if actual results are different from Merrill Lynch’s assumptions in its predictive models, including without limitation, those regarding estimated repurchase rates, economic conditions, home prices, consumer and counterparty behavior and a variety of judgmental factors. Developments with respect to one or more of the assumptions underlying the estimated range of possible loss for non-GSE representations and warranties could result in significant increases to this range of loss estimate. For example, Merrill Lynch believes that the contractual requirement typically included in non-GSE securitization agreements, that a representations and warranties breach materially and adversely affect the interest of the investor or all investors in the securitization trust in order to give rise to the repurchase obligation means in most cases repurchase claimants must prove that the representations and warranties breach was the cause of the loss. If a court or courts were to disagree with Merrill Lynch’s interpretations of these agreements, it could impact this estimated range of possible loss. Additionally, certain recent court rulings related to monoline litigation, including one related to one or more affiliates of Merrill Lynch, have allowed for sampling of loan files to determine if a breach of representations and warranties occurred instead of requiring a review of each loan file. If this sampling approach is upheld more generally in the courts, private-label investors may view litigation as a more attractive alternative as compared to a loan-by-loan review. In addition, although Merrill Lynch believes that the representations and warranties typically given in non-GSE securitization transactions are generally less rigorous and actionable than those given in GSE transactions, Merrill Lynch does not have significant loan level experience to measure the impact of these differences on the probability that a loan will be required to be repurchased. Finally, as mentioned previously, the trustee is empowered to have access to the loan files without a request by the investors. If additional private-label investors organize and meet the presentation threshold, such as 25% of the voting rights per trust, then the investors will be able to request the trustee to obtain loan files to investigate breaches of representations and warranties or other matters and the trustee may choose to follow that request, exempt from liability, provided that the trustee is acting in good faith. It is difficult to predict how a trustee may act or how many investors may be able to meet the prerequisite presentation thresholds. In this regard, Merrill Lynch’s model reflects an adjustment to reduce the range of possible loss for the presentation threshold for all private-label securitizations of approximately $1.0 billion to arrive at the $1.5 billion to $2.5 billion range. Although Merrill Lynch’s evaluation of these factors results in lowering the estimated range of possible loss for non-GSE representations and warranties, any adverse developments in contractual interpretations of causation or level of representations, or the presentation threshold, could each have a significant impact on future provisions and the estimate of range of possible loss.

The techniques used to arrive at Merrill Lynch’s non-GSE range of possible loss for representations and warranties have a basis in historical market behavior, and are also based to a large degree on management’s judgment. Merrill Lynch cannot provide assurance that its modeling assumptions, techniques, strategies or management judgment will at all times prove to be accurate and effective.

Merrill Lynch has vigorously contested any request for repurchase when it concludes that a valid basis for repurchase claim did not exist and will continue to do so in the future. In addition, Merrill Lynch may reach one or more bulk settlements, including settlement amounts which could be material, with counterparties (in lieu of the loan-by-loan review process) if opportunities arise on terms determined to be advantageous to Merrill Lynch.

Merrill Lynch, including First Franklin, sold loans originated from 2004 to 2008 (primarily subprime and alt-A) with a principal balance of $132 billion through securitizations or whole loan sales that were subject to representations and warranties liabilities. Approximately $61 billion in principal has been paid off. During the three months ended March 31, 2011, Merrill Lynch paid $54 million in indemnification payments to whole loan investors to resolve $248 million of indemnification claims for losses that they incurred. There were no indemnification payments or claims resolved for the three months ended March 31, 2010. There were no repurchases for the three months ended March 31, 2011 and March 31, 2010.

At March 31, 2011, the unpaid principal balance of loans related to unresolved repurchase claims was approximately $575 million, including $538 million in repurchase requests that have been reviewed where it is believed a valid defect has not been identified which would constitute an actionable breach of representations and warranties and $37 million in repurchase requests that are in the process of review. The table below presents outstanding representations and warranties claims by counterparty as of March 31, 2011 and December 31, 2010:

Outstanding Claims by Counterparty
(dollars in millions)
	March 31,	December 31,
	2011	2010

GSEs	$55	$59
Monoline	64	48
Others(1)	456	517

Total	$575	$624

(1)	The majority of these repurchase claims are from whole loan buyers on subprime loans.

See Note 14 to the Consolidated Financial Statements contained in the 2010 Annual Report for additional information on guarantees.

Note 15.  Employee Benefit Plans

Merrill Lynch provides pension and other postretirement benefits to its employees worldwide through defined contribution pension, defined benefit pension and other postretirement plans. These plans vary based on the country and local practices. Effective January 1, 2009, the Bank of America Corporation Corporate Benefits Committee assumed overall responsibility for the administration of all of Merrill Lynch’s employee benefit plans. Merrill Lynch continues as the plan sponsor. Refer to Note 15 to the

Consolidated Financial Statements contained in the 2010 Annual Report for a complete discussion of employee benefit plans.

Defined Benefit Pension Plans

In 1988, Merrill Lynch purchased a group annuity contract that guarantees the payment of benefits vested under the terminated U.S. pension plan. Merrill Lynch, under a supplemental agreement, may be responsible for, or benefit from, actual experience and investment performance of the annuity assets. Merrill Lynch made no contribution under this agreement for the three months ended March 31, 2011 and 2010. Additional contributions may be required in the future under this agreement.

The net periodic benefit cost of Merrill Lynch’s plans for the three months ended March 31, 2011 and 2010 included the following components:

(dollars in millions)
	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
		Non-U.S.			Non-U.S.
	U.S. Defined	Defined		U.S. Defined	Defined
	Benefit	Benefit		Benefit	Benefit
	Pension	Pension	Postretirement	Pension	Pension	Postretirement
	Plans	Plans	Plans(1)	Plans	Plans	Plans(1)

Service cost	$-	$10	$1	$-	$7	$1
Interest cost	25	21	4	25	20	4
Expected return on plan assets	(35)	(25)	-	(35)	(22)	-
Amortization of prior service cost (gains) losses	-	-	2	-	-	-
Amortization of net actuarial (gains) losses	2	-	2	-	-	2

Total defined benefit pension cost	$(8)	$6	$9	$(10)	$5	$7

(1)	Approximately 97% and 96% of the postretirement benefit obligation at March 31, 2011 and March 31, 2010, respectively, relates to the U.S. postretirement plan.

For the full year 2011, Merrill Lynch expects to contribute approximately $1 million to its nonqualified pension plans, $82 million to its non-U.S. pension plans, and $22 million to its postretirement health and life plans. Through the first quarter of 2011, Merrill Lynch has contributed $60 million to the non-U.S. pension plans and $5 million to its postretirement health and life plans.

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

Securities Regulation

As a registered broker-dealer and futures commission merchant, MLPF&S is subject to the uniform net capital requirements of the U.S. Securities and Exchange Commission’s (“SEC”) Rule 15c3-1, and the Commodity Futures Trading Commission’s (“CFTC”) Regulation 1.17. MLPF&S has elected to compute the minimum capital requirement in accordance with the “Alternative Net Capital Requirement” as permitted by SEC Rule 15c3-1. At March 31, 2011, MLPF&S’s regulatory net capital as defined by Rule 15c3-1 was approximately $10.1 billion and exceeded the minimum requirement of $833 million by approximately $9.3 billion.

In accordance with the Alternative Net Capital Requirement, MLPF&S is required to maintain tentative net capital in excess of $1 billion, net capital in excess of $500 million, and notify the SEC in the event its tentative net capital is less than $5 billion. As of March 31, 2011, MLPF&S had tentative net capital and net capital in excess of the minimum and notification requirements.

Merrill Lynch International (“MLI”), a U.K. regulated investment firm, is subject to capital requirements of the U.K.’s Financial Services Authority (“FSA”). Financial resources, as defined, must exceed the total financial resources requirement set by the FSA. At March 31, 2011, MLI’s financial resources were $20.4 billion, exceeding the minimum requirement by $4.2 billion.

Merrill Lynch Japan Securities Co., Ltd. (“MLJS”), a Japan-based regulated broker-dealer, is subject to capital requirements of the Japanese Financial Services Agency (“JFSA”). Net capital, as defined, must exceed 120% of the total risk equivalents requirement of the JFSA. At March 31, 2011, MLJS’s net capital was $1.6 billion, exceeding the minimum requirement by $1.0 billion.

Banking Regulation

Merrill Lynch International Bank Limited (“MLIB”), an Ireland-based regulated bank, is subject to the capital requirements of the Central Bank of Ireland. MLIB is required to meet minimum regulatory capital requirements under the European Union (“EU”) banking law as implemented in Ireland by the Central Bank of Ireland. At March 31, 2011, MLIB’s financial resources were $14.1 billion, exceeding the minimum requirement by $3.2 billion.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report on Form 10-Q, the documents that it incorporates by reference and the documents into which it may be incorporated by reference may contain, and from time to time Merrill Lynch & Co., Inc. (“ML & Co. and, together with its subsidiaries, “Merrill Lynch,” the “Company,” the “Corporation,” “we,” “our” or “us”) and its management may make certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, “we,” “us” and “our” may refer to ML & Co. individually, ML & Co. and its subsidiaries, or certain of ML & Co.’s subsidiaries or affiliates. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “expects,” “anticipates,” “believes,” “estimates,” “targets,” “intends,” “plans,” “goal” and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.” The forward-looking statements made represent the current expectations, plans or forecasts of Merrill Lynch regarding its future results and revenues and future business and economic conditions more generally, including statements concerning: representations and warranties liabilities and range of possible loss estimates, expenses and repurchase claims and resolution of those claims; the potential assertion and impact of additional representation and warranties claims; the charge to income tax expense resulting from reductions in the United Kingdom (“U.K.”) corporate income tax rate; credit trends and conditions, including credit losses, credit reserves, charge-offs, delinquency trends and nonperforming asset levels; the higher level of intercompany service fees; liquidity; the revenue impact resulting from, and any mitigation actions taken in response to, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”), including the impact of the Volcker Rule, the credit risk retention rules and derivatives regulations; the range of possible loss estimates related to, and the financial impact on Merrill Lynch, of the various legal proceedings discussed in Part II, Item I of this report on Form 10-Q and in Note 14 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”); and other matters relating to Merrill Lynch. The foregoing is not an exclusive list of all forward-looking statements we make. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond control. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, in Item 1A. “Risk Factors” in our 2010 Annual Report, and in any of ML & Co.’s subsequent Securities and Exchange Commission (“SEC”) filings: our ability to resolve any representations and warranties obligations with private-label securitization investors, whole-loan investors, monolines and the government-sponsored enterprises (“GSEs”); the adequacy of the liability and/or range of possible loss estimates for representations and warranties exposures to private-label securitization and other investors, monolines and the GSEs; negative economic conditions generally, including continued weakness in the U.S. housing market, high unemployment in the U.S., economic challenges in many non-U.S. countries in which we operate and sovereign debt challenges; the level and volatility of the capital markets, interest rates, currency values and other market indices; changes in consumer, investor and counterparty confidence in, and the related impact on, financial markets and institutions, including Merrill Lynch as well as its business partners; Merrill Lynch’s credit ratings; the impact resulting from international and domestic sovereign credit uncertainties; estimates of the fair value of certain of our assets and liabilities; legislative and regulatory actions in the U.S. (including the impact of the Financial Reform Act and related regulations and interpretations) and internationally; the identification and effectiveness of any initiatives to mitigate the negative impact of the Financial Reform Act; the impact of litigation and regulatory investigations, including costs, expenses, settlements and judgments as well as any collateral effects on our ability to conduct our business and access the capital markets; various monetary and fiscal policies and regulations of the U.S. and non-U.S. governments; changes in accounting standards, rules and interpretations (including new consolidation guidance), inaccurate estimates or assumptions in the application of accounting policies, including in determining reserves, applicable guidance regarding goodwill accounting and the impact on Merrill Lynch’s financial statements; increased globalization of the financial services industry and competition with other U.S. and international financial institutions; the adequacy of Merrill Lynch’s risk management framework; Merrill Lynch’s ability to attract new employees and retain and motivate existing employees; technology changes instituted by Merrill Lynch, its counterparties or competitors; Merrill Lynch’s ability to integrate with Bank of America; Merrill Lynch’s reputation, including the effects of continuing intense public and regulatory scrutiny of Merrill Lynch and the financial services sector; the effects of any unauthorized disclosures of our or our customers’ private or confidential information and any negative publicity directed toward Merrill Lynch; and decisions to downsize, sell or close units or otherwise change the business mix of Merrill Lynch.

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

Introduction

Merrill Lynch was formed in 1914 and became a publicly traded company on June 23, 1971. In 1973, we created the holding company, ML & Co., a Delaware corporation that, through its subsidiaries, is one of the world’s leading capital markets, advisory and wealth management companies. We are a leading global trader and underwriter of securities and derivatives across a broad range of asset classes, and we serve as a strategic advisor to corporations, governments, institutions and individuals worldwide. In addition, as of March 31, 2011, we owned an approximately 7% economic interest in BlackRock, Inc. (“BlackRock”), one of the world’s largest publicly traded investment management companies with approximately $3.6 trillion in assets under management at March 31, 2011.

Bank of America Acquisition and Basis of Presentation

On January 1, 2009, Merrill Lynch was acquired by Bank of America Corporation (“Bank of America”) through the merger of a wholly-owned subsidiary of Bank of America with and into ML & Co. with ML & Co. continuing as the surviving corporation and a wholly-owned subsidiary of Bank of America. Upon completion of the acquisition, each outstanding share of ML & Co. common stock was converted into 0.8595 shares of Bank of America common stock. As of the completion of the acquisition, ML & Co. Series 1 through Series 8 preferred stock were converted into Bank of America preferred stock with substantially identical terms to the corresponding series of Merrill Lynch preferred stock (except for additional voting rights provided to the Bank of America securities). The Merrill Lynch 9.00% Mandatory Convertible Non-Cumulative Preferred Stock, Series 2, and 9.00% Mandatory Convertible Non-Cumulative Preferred Stock, Series 3 that remained issued and outstanding subsequent to the completion of the acquisition were automatically converted into Bank of America common stock on October 15, 2010 in accordance with the terms of these securities.

As discussed below, on November 1, 2010, Banc of America Securities Holdings Corporation (“BASH”), a wholly-owned subsidiary of Bank of America, merged into ML & Co., with ML & Co. as the surviving corporation (the “BASH Merger”). In accordance with Accounting Standards Codification (“ASC”) 805-10, Business Combinations, Merrill Lynch’s Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Form 10-Q include the historical results of BASH and subsidiaries as if the BASH Merger had occurred as of January 1, 2009, the date at which both entities were first under common control of Bank of America. Merrill Lynch has recorded the assets and liabilities acquired in connection with the BASH Merger at their historical carrying values.

Merger With BASH

On November 1, 2010, ML & Co. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BASH and completed the BASH Merger. In addition, as a result of the BASH Merger, Banc of America Securities LLC (“BAS”), a wholly-owned broker-dealer subsidiary of BASH, became a wholly-owned broker-dealer subsidiary of ML & Co. Pursuant to the Merger Agreement, all of the issued and outstanding capital stock of ML & Co. remained outstanding and all of the issued and outstanding capital stock of BASH was cancelled, with no consideration paid with respect thereto. Subsequently, on November 1, 2010, BAS was merged into Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned broker-dealer subsidiary of ML & Co., with MLPF&S as the surviving corporation in this merger (the “MLPF&S Merger”). As a result of the MLPF&S Merger, all of the issued and outstanding capital stock of MLPF&S remained outstanding and all of the issued and outstanding membership interests of BAS were cancelled with no consideration paid with respect thereto. In addition, as a result of the MLPF&S Merger, MLPF&S remained a direct wholly-owned broker-dealer subsidiary of ML & Co. and an indirect wholly-owned broker-dealer subsidiary of Bank of America.

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

Form 10-Q Presentation

As a result of the acquisition of Merrill Lynch by Bank of America, certain information is not required in this Form 10-Q as permitted by general Instruction H of Form 10-Q. We have also abbreviated Management’s Discussion and Analysis of Financial Condition and Results of Operations as permitted by general Instruction H.

Executive Overview

Company Results

We reported net earnings for the quarter ended March 31, 2011 of $406 million compared with net earnings of $2.1 billion for the quarter ended March 31, 2010. Revenues, net of interest expense (“net revenues”) for the first quarter of 2011 were $7.9 billion compared with $9.5 billion in 2010. Pre-tax earnings were $621 million in the first quarter of 2011 as compared with $3.2 billion for the first quarter of 2010.

The decline in net revenues for the quarter ended March 31, 2011 primarily reflected lower principal transaction revenues associated with our trading activities. In addition, revenues associated with the valuation of certain of our long-term debt liabilities declined by $0.5 billion as compared with the prior year period. During the quarter ended March 31, 2011, we recorded net losses of $0.3 billion due to the impact of the narrowing of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities, primarily structured notes, while in the quarter ended March 31, 2010, we recorded net gains of $0.2 billion due to the widening of our credit spreads. These decreases were partially offset by higher investment banking and other revenues. Higher compensation and benefits and other non-interest expenses also contributed to the decline in net earnings for the quarter ended March 31, 2011.

Our net earnings applicable to our common shareholder for the first quarter of 2011 were $406 million as compared with $2.1 billion for the first quarter of 2010. There were no preferred stock dividends recorded during the quarter ended March 31, 2011 as a result of the conversion of ML & Co.’s Series 2 and Series 3 Mandatory Convertible Preferred Stock into shares of Bank of America common stock in October 2010. Preferred stock dividends of $38 million were recorded in the quarter ended March 31, 2010.

Transactions with Bank of America

Merrill Lynch has entered into various transactions with Bank of America, primarily in connection with certain sales and trading and financing activities. Total net revenues and non-interest expenses related to transactions with Bank of America for the quarter ended March 31, 2011 were $354 million and $552 million, respectively, and were $65 million and $248 million, respectively, for the quarter ended March 31, 2010. Net revenues for the quarters ended March 31, 2011 and March 31, 2010 included gains of approximately $42 million and $280 million, respectively, from the sale of approximately $1.4 billion and $11.2 billion, respectively, of available-for-sale securities to Bank of America. See Note 2 to the Condensed Consolidated Financial Statements for further information.

Merger with BASH

See “Introduction — Merger With BASH” for further information on this transaction.

U.K. Corporate Income Tax Rate Change

On March 29, 2011, the U.K. House of Commons approved a budget resolution to reduce the U.K. corporate income tax rate to 26% beginning on April 1, 2011, which would be incremental to the 1% rate decrease enacted in July 2010. The resolution, along with an additional reduction of the corporate income tax rate to 25% to take effect beginning April 1, 2012, is expected to be enacted in July 2011. These reductions would favorably affect income tax expense on future U.K. earnings, but also would require us to remeasure our U.K. net deferred tax assets using the lower tax rates. Upon enactment, expected in the third quarter of 2011, we would record a charge to income tax expense of approximately $800 million for this revaluation. If rates were to be reduced to 23% by 2014 as suggested in U.K. Treasury announcements and assuming no change in the deferred tax asset balance, a charge to income tax expense for approximately $400 million for each 1% reduction in the rate would result in each period of enactment.

U.K. Bank Levy

During 2010, the U.K. government announced its intention to introduce an annual levy on banks operating in the U.K. The legislation for the bank levy is expected to be enacted in the third quarter of 2011. The rate has been set at 7.5 basis points (“bps”) for short-term liabilities and 3.75 bps for long-

term liabilities for 2011 and will increase to 7.8 bps for short-term liabilities and 3.9 bps for long-term liabilities beginning in 2012. We currently estimate that the cost of the U.K. bank levy will be approximately $100 million annually beginning in 2011, which we expect will be fully accrued in the second half of 2011.

Financial Reform Act

On July 21, 2010, the Financial Reform Act was signed into law. The Financial Reform Act enacts sweeping financial regulatory reform and will alter the way in which we conduct certain businesses, increase our costs and reduce our revenues.

Background

Provisions in the Financial Reform Act limit banking organizations from engaging in proprietary trading and certain investment activity regarding hedge funds and private equity funds. The Financial Reform Act increases regulation of the derivative markets. The Financial Reform Act also provides for resolution authority to establish a process to unwind large systemically important financial companies; creates a new regulatory body to set requirements regarding the terms and conditions of consumer financial products and expands the role of state regulators in enforcing consumer protection requirements over banks; includes new minimum leverage and risk-based capital requirements for large financial institutions; and requires securitizers to retain a portion of the risk that would otherwise be transferred to investors in certain securitization transactions. Many of these provisions have begun to be phased-in or will be phased-in over the next several months or years and will be subject both to further rulemaking and the discretion of applicable regulatory bodies. The Financial Reform Act may have a significant and negative impact on our earnings through reduced revenues, higher costs and new restrictions, as well as a reduction in available capital. The ultimate impact of the Financial Reform Act on our businesses and results of operations will depend on regulatory interpretation and rulemaking, as well as the success of any of our actions to mitigate the negative earnings impact of certain provisions.

Limitations on Certain Activities

We anticipate that the final regulations associated with the Financial Reform Act will include limitations on proprietary trading, as will be defined by various regulators (the “Volcker Rule”). The Volcker Rule will include clarifications to the definition of “proprietary trading,” and distinctions between permitted and prohibited activities have not yet been finalized. The final regulations are required to be in place by October 21, 2011, and the Volcker Rule becomes effective twelve months after such rules are final or on July 21, 2012, whichever is earlier. The Volcker Rule then gives certain financial institutions two years from the effective date, with opportunities for additional extensions, to bring activities and investments into conformance. In anticipation of the adoption of the final regulations, we have begun winding down our proprietary trading operations, with completion expected later this year. The ultimate impact of the Volcker Rule’s prohibition on proprietary trading continues to remain uncertain, including any additional significant operational and compliance costs we may incur. We continue to work with regulators to develop appropriate procedures and metrics that may be used to distinguish proprietary trading from permissible activities. For additional information about our proprietary trading business, see “Results of Operations.”

Derivatives

The Financial Reform Act includes measures to broaden the scope of derivative instruments subject to regulation by requiring clearing and exchange trading of certain derivatives, imposing new capital and margin reporting, registration and business conduct requirements for certain market participants and imposing position limits on certain over-the-counter derivatives. The Financial Reform Act grants the U.S. Commodity Futures Trading Commission (the “CFTC”) and the SEC substantial new authority and requires numerous rulemakings by these agencies. Generally, the CFTC and SEC have until July 16, 2011 to promulgate the rulemakings necessary to implement these regulations. The ultimate impact of these derivatives regulations, and the time it will take to comply, continues to remain uncertain. The final regulations will impose additional operational and compliance costs on us and may require us to restructure certain businesses, thereby negatively impacting our revenues and results of operations.

Credit Risk Retention

On March 29, 2011, numerous federal regulators jointly issued a proposed rule regarding credit risk retention that would, among other things, require sponsors of mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”) to retain at least five percent of the credit risk of the assets underlying the securities and would not permit sponsors to transfer or hedge that credit risk. The proposed rule would provide sponsors with various options for meeting the five percent risk-retention requirements of the Financial Reform Act, including by vertical (i.e., pro rata) or horizontal (i.e., by credit tranche) retention of MBS and ABS securities sponsored. The proposal also includes descriptions of loans that would not be subject to the risk-retention requirements, including MBS and ABS that are collateralized by residential mortgages that meet the definition of a qualified residential mortgage, certain commercial, auto and other loans that meet specified underwriting criteria and certain loans guaranteed by government agencies or pooled with the GSEs. The federal regulators seek public comment on the proposed rule by June 10, 2011 and we expect a final rule to be issued in the third quarter of 2011.

The proposed rule as currently written would likely have an adverse impact on our ability to engage in many types of MBS and ABS securitization transactions. However, it remains unclear what requirements will be included in the final rule and what will be the ultimate impact of the final rule on our businesses or our consolidated results of operations. The proposed rule would impose additional operational and compliance costs on us and could negatively impact our revenue and results of operations. Adoption of the proposed rule could also negatively influence the value, liquidity and transferability of certain MBS and ABS, loans and other assets.

Earthquake in Japan

On March 11, 2011, Japan experienced a major earthquake and tsunami. The operations for many companies located in Japan were negatively impacted as a result of this disaster. Merrill Lynch Japan Securities Co., Ltd., one of our broker-dealer subsidiaries, is located in Tokyo, Japan. Its operations were not affected by these events; however, we continue to evaluate potential disruptions in global supply chains and related economic impacts.

Results of Operations

(dollars in millions)
			% Change between the
			Three Months Ended
	Three Months	Three Months	Mar. 31, 2011 and
	Ended	Ended	the Three Months
	March 31,	March 31,	Ended Mar. 31,
	2011	2010	2010

Revenues
Principal transactions	$1,171	$4,048	(71)%
Commissions	1,590	1,488	7
Managed account and other fee-based revenues	1,291	1,051	23
Investment banking	1,532	1,209	27
Earnings from equity method investments	138	281	(51)
Other revenues(1)	2,113	1,094	93

Subtotal	7,835	9,171	(15)
Interest and dividend revenues	2,400	2,756	(13)
Less interest expense	2,353	2,460	(4)

Net interest income	47	296	(84)

Revenues, net of interest expense	7,882	9,467	(17)

Non-interest expenses:
Compensation and benefits	4,610	4,329	6
Communications and technology	428	486	(12)
Occupancy and related depreciation	336	346	(3)
Brokerage, clearing, and exchange fees	300	286	5
Advertising and market development	121	95	27
Professional fees	227	178	28
Office supplies and postage	32	44	(27)
Other	1,207	480	151

Total non-interest expenses	7,261	6,244	16

Pre-tax earnings	621	3,223	(81)
Income tax expense	215	1,130	(81)

Net earnings	$406	$2,093	(81)

Preferred stock dividends	-	38	N/M

Net earnings applicable to common stockholder	$406	$2,055	(80)

(1)	2011 and 2010 amounts include other income and other-than-temporary impairment losses on available-for-sale debt securities. The other-than-temporary impairment losses were $37 million and $86 million for the quarters ended March 31, 2011 and March 31, 2010, respectively.
N/M = Not meaningful.

Quarterly Consolidated Results of Operations

Our net earnings for the quarter ended March 31, 2011 were $406 million compared with net earnings of $2.1 billion for the quarter ended March 31, 2010. Net revenues for the first quarter of 2011 were $7.9 billion compared with $9.5 billion for the prior year period.

Quarter Ended March 31, 2011 Compared With Quarter Ended March 31, 2010

Principal transactions revenues include both realized and unrealized gains and losses on trading assets and trading liabilities and investment securities classified as trading. Principal transactions revenues were $1.2 billion for the quarter ended March 31, 2011 compared with $4.0 billion for the quarter ended March 31, 2010. The decrease in principal transactions revenues primarily reflected a decline in trading revenues across most of our businesses as compared with the prior year period. In the quarter ended March 31, 2011, market conditions continued to be affected by investor concerns about the global economic outlook, including concerns about the economic recovery in the U.S., European sovereign debt, political unrest in the Middle East, and the impact of the recent earthquake and related events in Japan. The decline in principal transactions revenues also included a $0.5 billion reduction in revenues associated with the valuation of certain of our long-term debt liabilities. During the quarter ended March 31, 2011, we recorded net losses of $0.3 billion due to the impact of the narrowing of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities, primarily structured notes, as compared with net gains of $0.2 billion from such long-term debt liabilities due to the widening of our credit spreads in the quarter ended March 31, 2010. Revenues from our mortgage product business declined due to losses from credit spread tightening during the quarter ended March 31, 2011, as well as increased credit valuation adjustments related to financial guarantors. The decline in revenues from our rates and currencies business was driven by less favorable market conditions, as there was increased uncertainty in the market arising from the continuation of the European sovereign debt crisis and increased political unrest in the Middle East. Revenues from credit products declined and also reflected less favorable market conditions as compared with the prior year, including reduced spread movements and increased market uncertainty.

Included in principal transactions revenues are net revenues associated with activities we have identified as “proprietary trading,” which is conducted separately from our customer trading activities. Our proprietary trading operations have engaged in trading activities in a variety of products, including stocks, bonds, currencies and commodities. In anticipation of the Volcker Rule’s prohibitions against proprietary trading becoming effective, we have begun winding down our proprietary trading operations, with completion expected later this year. The revenues from these operations for the quarters ended March 31, 2011 and March 31, 2010 were $208 million and $456 million, respectively, of which $192 million and $414 million were included within principal transactions revenues. The remainder of the revenues for these operations were primarily recorded within net interest revenues. See also “Executive Overview — Financial Reform Act — Limitations on Certain Activities.”

Net interest income is a function of (i) the level and mix of total assets and liabilities, including trading assets, deposits, financing and lending transactions, and trading strategies associated with our businesses, and (ii) the prevailing level, term structure and volatility of interest rates. Net interest income is an integral component of trading activity. In assessing the profitability of our client facilitation and trading activities, we view principal transactions and net interest income in the aggregate as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause the mix of principal transactions and net interest income to fluctuate from period to period. Net interest income was $47 million for the quarter ended March 31, 2011 as compared with $296 million in the quarter ended March 31, 2010. The decline was primarily due to lower net interest revenues generated from our trading activities.

Commissions revenues primarily arise from agency transactions in listed and over-the-counter (“OTC”) equity securities and commodities and options. Commissions revenues also include distribution fees for promoting and distributing mutual funds. Commissions revenues were $1.6 billion for the quarter ended March 31, 2011, an increase of 7% from the prior year period. The majority of the increase was attributable to our global equity products business, primarily reflecting increased single-stock trading volumes in the U.S. and the Europe, Middle East and Africa (“EMEA”) region, which increased 4.4% and 11.6%, respectively. Such increases more than offset a decline in revenues due to lower electronic trading volumes, which declined 5.6% in the U.S. and 14.5% in EMEA.

Managed account and other fee-based revenues primarily consist of asset-priced portfolio service fees earned from the administration of separately managed and other investment accounts for retail investors, annual account fees, and certain other account-related fees. Managed account and other fee-based revenues were $1.3 billion for the quarter ended March 31, 2011, an increase of 23% from the prior year period. The increase was driven by higher fee-based revenues from our global wealth management activities, reflecting higher levels of fee-based assets from which such revenues are generated as well as increased revenues from fees on new accounts and asset management fees. The increase in fee-based assets was due to both strong client flows into long-term products and market appreciation.

Investment banking revenues include (i) origination revenues representing fees earned from the underwriting of debt, equity and equity-linked securities, as well as loan syndication and commitment fees and (ii) advisory services revenues including merger and acquisition and other investment banking advisory fees. Total investment banking revenues were $1.5 billion for the quarter ended March 31, 2011, an increase of 27% from the prior year period. Underwriting revenues increased 17% to $1.2 billion, which reflected higher revenues from both equity and fixed income underwriting transactions. Revenues from advisory services increased 91% to $319 million, reflecting an increase in merger and acquisition transaction activity.

Earnings from equity method investments include our pro rata share of income and losses associated with investments accounted for under the equity method of accounting. Earnings from equity method investments were $138 million for the quarter ended March 31, 2011 compared with $281 million for the quarter ended March 31, 2010. The decrease was primarily attributable to a decline in revenues from our investment in BlackRock. In November 2010, we sold a substantial portion of our investment in BlackRock, which resulted in a reduction of our economic interest in BlackRock from approximately 34% to approximately 7%. As a result of the reduction of our economic interest, we no longer account for the investment in BlackRock under the equity method of accounting. Refer to Note 8 to the Consolidated Financial Statements included in the 2010 Annual Report for further information on equity method investments.

Other revenues include gains and losses on investment securities, including certain available-for-sale securities, gains and losses on private equity investments, and gains and losses on loans and other miscellaneous items. Other revenues were $2.1 billion for the quarter ended March 31, 2011 compared with $1.1 billion in the prior year period. The increase in other revenues was primarily associated with a $1.1 billion gain associated with a private equity investment that underwent an initial public offering during the quarter ended March 31, 2011. The results for the quarter ended March 31, 2011 included gains of $44 million from the sale of certain available-for-sale securities, primarily to Bank of America. The results for the quarter ended March 31, 2010 included gains of approximately $340 million from the sale of certain available-for-sale securities, which included gains of approximately $280 million associated with sales to Bank of America.

Compensation and benefits expenses were $4.6 billion for the quarter ended March 31, 2011, an increase of 6% from the prior year period. The increase included a $260 million increase in amortization expense associated with stock-based compensation awards, including awards granted to retirement-eligible employees, as compared with the prior year. In addition, salary and other employee compensation costs were higher as compared with the prior year period related to increased headcount levels from investments in infrastructure and personnel associated with further development of the business. These increases were partially offset by lower incentive-based compensation accruals.

Non-compensation expenses were $2.7 billion for the quarter ended March 31, 2011 and $1.9 billion in the prior year period. Communications and technology expenses were $428 million, a decrease of 12%, primarily reflecting lower systems consulting costs. Advertising and market development costs were $121 million, an increase of 27% primarily due to higher travel and entertainment and promotion expenses. Professional fees were $227 million, which increased 28% primarily due to higher legal and consulting fees. Other expenses were $1.2 billion for the quarter ended March 31, 2011 as compared with $480 million in the prior year period. The increase was primarily driven by higher net intercompany service fees from Bank of America. Such net intercompany service fees were approximately $550 million in the quarter ended March 31, 2011, an increase of approximately $350 million from the prior year period. Higher expense associated with non-controlling interests of certain principal investments and higher litigation-related expense also contributed to the increase.

As discussed above, included within Merrill Lynch’s non-interest expenses are intercompany service fees from Bank of America. Beginning in 2011, Bank of America and Merrill Lynch integrated their methodologies for allocating expenses associated with shared services to their subsidiaries. As a result of this integration, during 2011 Merrill Lynch is likely to incur a higher level of intercompany service fees from Bank of America as compared with the prior year.

Income tax expense was $215 million for the quarter ended March 31, 2011 compared with $1.1 billion for the quarter ended March 31, 2010. The effective income tax rate was 34.6% for the first quarter of 2011 as compared with 35.1% for first quarter of 2010. Items such as the U.K. corporate income tax rate change referred to below, possible valuation allowance release benefits and recognition of certain previously unrecognized non-U.S. tax benefits may materially affect income tax expense later this year.

On March 29, 2011, the U.K. House of Commons approved a budget resolution to reduce the U.K. corporate income tax rate to 26% beginning on April 1, 2011. For additional information, see “Executive Overview — U.K. Corporate Income Tax Rate Change.”

Off-Balance Sheet Exposures

As a part of our normal operations, we enter into various off-balance sheet arrangements that may require future payments. The table and discussion below outline our significant off-balance sheet arrangements, as well as their future expirations, as of March 31, 2011. Refer to Note 14 to the Condensed Consolidated Financial Statements for further information.

	Expiration
	Maximum	Less than	1-3	3-5	Over 5	Carrying
(dollars in millions)	Payout	1 Year	Years	Years	Years	Value

Standby liquidity facilities	$1,201	$582	$599	$-	$20	$-
Residual value guarantees	415	95	320	-	-	1
Standby letters of credit and other guarantees	684	346	314	5	19	-

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

Residual Value Guarantees

At March 31, 2011, residual value guarantees of $415 million consisted of amounts associated with certain power plant facilities.

Standby Letters of Credit and Other Guarantees

At March 31, 2011, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $0.7 billion.

Representations and Warranties

In prior years, Merrill Lynch and certain of its subsidiaries, including First Franklin Financial Corporation (“First Franklin”), sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations or in the form of whole loans. Many of the loans sold in the form of whole loans were subsequently pooled with other mortgages into private-label securitizations issued or sponsored by the third-party buyer of the whole loans. In addition, Merrill Lynch and First Franklin securitized first-lien residential mortgage loans generally in the form of mortgage-backed securities guaranteed by the GSEs. In connection with these transactions, Merrill Lynch and certain of its subsidiaries made various representations and warranties (these representations and warranties are not included in the guarantees table above). These representations and warranties, as governed by the agreements, related to, among other things, the ownership of the loan, the validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, the process used to select the loan for inclusion in a transaction, the loan’s compliance with any applicable loan criteria, including underwriting standards, and the loan’s compliance with applicable federal, state and local laws. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to a whole loan buyer or securitization trust (collectively, repurchase claims). In such cases, Merrill Lynch would be exposed to any subsequent credit loss on the repurchased mortgage loans.

Merrill Lynch’s credit loss would be reduced by any recourse it may have to organizations (e.g., correspondents) that, in turn, had sold such loans to Merrill Lynch. When a loan is originated by a correspondent or other third party, Merrill Lynch typically has the right to seek a recovery of related repurchase losses from that originator.

Subject to the requirements and limitations of the applicable agreements, these representations and warranties can be enforced by the securitization trustee or the whole loan buyer as governed by the applicable agreement or, in certain first lien and home equity securitizations where monoline insurers have insured all or some of the related bonds issued, by the monoline insurer at any time over the life of the loan.

Certain securitizations include guarantees written to protect certain purchasers of the loans from credit losses up to a specified amount. The fair value of the obligations to be absorbed under the representations and warranties and the guarantees provided is recorded as an accrued liability when the loans are sold. The liability is updated for probable losses by accruing a representations and warranties provision in the Condensed Consolidated Statement of Earnings. This is done throughout the life of the loan as necessary when additional relevant information becomes available. The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, which include, depending on the counterparty, actual defaults, estimated future defaults, historical loss experience, estimated home prices, other economic conditions, estimated probability that a repurchase claim will be received, including consideration of whether presentation thresholds will be met, number of payments made by the borrower prior to default and estimated probability that a loan will be required to be repurchased. Changes to any one of these factors could significantly impact the estimate of Merrill Lynch’s liability. Given that these factors vary by counterparty, Merrill Lynch analyzes representations and warranties obligations based on the specific counterparty, or type of counterparty, with whom the sale was made. Merrill Lynch performs a loan by loan review of all properly presented repurchase requests. Merrill Lynch has vigorously contested any request for repurchase when it concludes that a valid basis for a repurchase claim did not exist and will continue to do so in the future. In addition, Merrill Lynch may reach one or more bulk settlements, including settlement amounts which could be material with counterparties (in lieu of the loan-by-loan review process), if opportunities arise on terms determined to be advantageous to Merrill Lynch.

The liability for representations and warranties recorded at March 31, 2011 and March 31, 2010 was $130 million and $303 million, respectively. The table below presents a roll forward of the liability for representations and warranties and corporate guarantees:

	March 31
(dollars in millions)	2011	2010

Balance, beginning of period	$213	$378
Charge-offs	(61)	(1)
Provision	(22)	(74)

Balance, end of period	$130	$303

The liability for representations and warranties is established when those obligations are both probable and reasonably estimable. The representations and warranties provision may vary significantly each period as the methodology used to estimate the provision continues to be refined based on the level and type of repurchase claims presented, defects identified, the latest experience gained on repurchase claims and other relevant facts and circumstances, which could have a material adverse impact on Merrill Lynch’s earnings for any particular period.

Although Merrill Lynch’s experience with non-GSE repurchase claims is limited, Merrill Lynch expects additional activity in this area going forward and that the volume of repurchase claims from monoline insurers, whole-loan investors and investors in non-GSE securitizations will increase in the future. It is reasonably possible that future representations and warranties losses may occur, and Merrill Lynch currently estimates that the upper range of possible loss related to non-GSE sales as of March 31, 2011 could be $1.5 billion to $2.5 billion over existing accruals. This increase in the estimated range previously disclosed as of December 31, 2010 resulted from an increase in estimated repurchase rates and Home Price Index deterioration during the three months ended March 31, 2011. This estimate of the range of possible loss for representations and warranties does not represent a probable loss, is based on currently available information, significant judgment, and a number of assumptions, including those set forth below that are subject to change. This estimate does not include related, reasonably possible litigation losses disclosed in Note 14 — Commitments, Contingencies and Guarantees, nor does it include any potential claims under securities laws or potential indemnity or other claims against Merrill Lynch. Merrill Lynch is not able to reasonably estimate the amount of any possible loss with respect to any such securities or other claims against Merrill Lynch; however, such loss could be material.

The methodology used to estimate this non-GSE range of possible loss for representations and warranties considers a variety of factors including Merrill Lynch’s experience related to actual defaults, estimated future defaults, historical loss experience and GSE experience of one or more affiliates of Merrill Lynch with estimated repurchase rates by product. It also considers Merrill Lynch’s assumptions regarding economic conditions, including estimated first quarter 2011 home prices. Merrill Lynch applies judgment and adjustments in order to determine the range of possible loss for non-GSE securitizations.

These adjustments made by Merrill Lynch include: (1) contractual loss causation requirements, (2) the representations and warranties provided, and (3) the requirement to meet certain presentation thresholds. The first adjustment is based on Merrill Lynch’s belief that a contractual liability to repurchase a loan generally arises only if the counterparties prove there is a breach of representations and warranties that materially and adversely affects the interest of the investor or all investors in a securitization trust and, accordingly, Merrill Lynch believes in most cases the repurchase claimants must prove that the alleged representations and warranties breach was the cause of the loss. The second adjustment is related to the fact that non-GSE securitizations have different types of representations and warranties provided. Merrill Lynch believes the non-GSE securitizations’ representations and warranties are generally less rigorous and actionable than the comparable agreements with the GSEs, although some of the agreements generally include a representation that underwriting practices were prudent and customary. The third adjustment is related to the fact that certain presentation thresholds need to be met in order for any repurchase claim to be asserted under the non-GSE contracts. A securitization trustee may investigate or demand repurchase on its own action, and most agreements contain a threshold, for example 25% of the voting rights per trust, that allows investors to declare a servicing event of default under certain circumstances or to request certain action, such as requesting loan files, that the trustee may choose to accept and follow, exempt from liability, provided the trustee is acting in good faith. If there is an uncured servicing event of default, and the trustee fails to bring suit during a 60-day period, then, under most agreements, investors may file suit. In addition to this, most agreements also allow investors to direct the securitization trustee to investigate loan files or demand the repurchase of loans, if security holders hold a specified percentage, for example, 25% of the voting rights of each tranche of the outstanding securities. This estimated range of possible loss assumes that this presentation threshold is met for some but significantly less than all of the non-GSE securitization transactions. The foregoing factors, individually and in the aggregate, require Merrill Lynch to use significant judgment in estimating the range of possible loss for non-GSE representations and warranties. The adjustments have been developed assuming a loan-level analysis and consider age, number of payments made, and type of security, loan originator and sponsor.

Future provisions and/or ranges of possible loss for non-GSE representations and warranties may be significantly impacted if actual results are different from Merrill Lynch’s assumptions in its predictive models, including, without limitation, those regarding estimated repurchase rates, economic conditions, home prices, consumer and counterparty behavior, and a variety of judgmental factors. Developments with respect to one or more of the assumptions underlying the estimated range of possible loss for non-GSE representations and warranties could result in significant increases to this range of loss estimate. For example, Merrill Lynch believes that the contractual requirement typically included in non-GSE securitization agreements, that a representations and warranties breach materially and adversely affect the interest of the investor or all investors in the securitization trust in order to give rise to the repurchase obligation means in most cases repurchase claimants must prove that the representations and warranties breach was the cause of the loss. If a court or courts were to disagree with our interpretation of these agreements, it could impact this estimated range of possible loss. Additionally, certain recent court rulings related to monoline litigation, including one related to one or more affiliates of Merrill Lynch, have allowed for sampling of loan files to determine if a breach of representations and warranties occurred instead of requiring a review of each loan file. If this sampling approach is upheld more generally in the courts, private-label investors may view litigation as a more attractive alternative as compared to a loan-by-loan review. In addition, although Merrill Lynch believes that the representations and warranties typically given in non-GSE securitization transactions are generally less rigorous and actionable than those given in GSE transactions, Merrill Lynch does not have significant loan level experience to measure the impact of these differences on the probability that a loan will be required to be repurchased. Finally, as mentioned previously, the trustee is empowered to have access to the loan files without a request by the investors. If additional private-label investors organize and meet the presentation threshold, such as 25% of the voting rights per trust, then the investors will be able to request the trustee to obtain loan files to investigate breaches of representations and warranties or other matters and the trustee may choose to follow that request, exempt from liability, provided that the trustee is acting in good faith. It is difficult to predict how a trustee may act or how many investors may be able to meet the prerequisite presentation thresholds. In this regard, Merrill Lynch’s model reflects an adjustment to reduce the range of possible loss for the presentation threshold for all private-label securitizations of approximately $1.0 billion to arrive at the $1.5 billion to $2.5 billion range. Although Merrill Lynch’s evaluation of these factors results in lowering the estimated range of possible loss for non-GSE representations and warranties, any adverse developments in contractual interpretations of causation or level of representations, or the presentation threshold, could each have a significant impact on future provisions and the estimate of range of possible loss.

The techniques used to arrive at Merrill Lynch’s non-GSE range of possible loss for representations and warranties have a basis in historical market behavior, and are also based to a large degree on management’s judgment. Merrill Lynch cannot provide assurance that its modeling assumptions, techniques, strategies or management judgment will at all times prove to be accurate and effective.

Merrill Lynch has vigorously contested any request for repurchase when it concludes that a valid basis for repurchase claim did not exist and will continue to do so in the future. In addition, Merrill Lynch may reach one or more bulk settlements, including settlement amounts which could be material, with counterparties (in lieu of the loan-by-loan review process) if opportunities arise on terms determined to be advantageous to Merrill Lynch.

As presented in the table below, Merrill Lynch, including First Franklin, sold loans originated from 2004 to 2008 (primarily subprime and alt-A) with a principal balance of $132 billion through securitizations or whole loan sales that were subject to representations and warranties liabilities, of which approximately $61 billion in principal has been paid off, $29 billion has defaulted or are severely delinquent (i.e., 180 days or more past due) and are considered principal at risk and $42 billion remains outstanding as of March 31, 2011.

As it relates to private-label securitizations, a contractual liability to repurchase generally arises only if counterparties prove there is a breach of the representations and warranties that materially and adversely affects the interest of the investor or all investors in a securitization trust. We believe that the longer a loan performs, the less likely it is that an alleged underwriting representations and warranties breach had a material impact on the loan’s performance or that a breach even exists. Because the majority of the borrowers in this population would have made a significant number of payments if they are not yet 180 days or more past due, we believe that the principal balance at the greatest risk for repurchase claims in this population of private-label investors is a combination of loans that have already defaulted and those that are currently 180 days or more past due. Additionally, the obligation to repurchase mortgage loans also requires that counterparties have the contractual right to demand repurchase of the loans.

The following table details the population of loans originated between 2004 and 2008 and the population of loans sold as whole loans or in non-agency securitizations by entity and product together with the principal at-risk stratified by the number of payments the borrower made prior to default or becoming severely delinquent at March 31, 2011. As shown in the table, at least 25 payments have been made on approximately 60% of the loans included in principal at-risk. We believe many of the defaults observed in these securitizations have been, and continue to be, driven by external factors like the substantial depreciation in home prices, persistently high unemployment and other negative economic trends, diminishing the likelihood that any loan defect (assuming one exists at all) was the cause of the loan’s default. As of March 31, 2011, approximately 33% of the loans sold to non-GSEs that were originated between 2004 and 2008 have defaulted or are severely delinquent.

	Principal Balance					Principal at Risk
		Outstanding	Outstanding			Borrower			Borrower
	Original	Principal	Principal	Defaulted		Made Less	Borrower	Borrower	Made More
(dollars in billions)	Principal	Balance	Balance	Principal	Principal	than 13	Made 13 to	Made 25 to	Than 36
Entity	Balance	March 31, 2011	Over 180 Days	Balance	at Risk	Payments	24 Payments	36 Payments	Payments

Merrill Lynch (excluding First Franklin)	$50	$19	$7	$10	$17	$3	$4	$3	$7
First Franklin	82	23	7	19	26	4	6	4	12

Total	$132	$42	$14	$29	$43	$7	$10	$7	$19

During the three months ended March 31, 2011, Merrill Lynch paid $54 million in indemnification payments to whole loan investors to resolve $248 million of indemnification claims for losses that they incurred. There were no indemnification payments or claims resolved for the three months ended March 31, 2010. There were no repurchases for the three months ended March 31, 2011 and March 31, 2010.

At March 31, 2011, the unpaid principal balance of loans related to unresolved repurchase claims was approximately $575 million, including $538 million in repurchase requests that have been reviewed where it is believed a valid defect has not been identified which would constitute an actionable breach of representations and warranties and $37 million in repurchase requests that are in the process of review. The table below presents outstanding representations and warranties claims by counterparty as of March 31, 2011 and December 31, 2010:

(dollars in millions)	March 31, 2011	December 31, 2010

GSEs	$55	$59
Monoline	64	48
Others(1)	456	517

Total	$575	$624

(1)	The majority of these repurchase claims are from whole loan buyers on subprime loans.

Legal Matters

Merrill Lynch has been named as a defendant in various legal actions, including arbitrations, class actions, and other litigation arising in connection with its activities as a global diversified financial services institution. Refer to Note 14 to the Condensed Consolidated Financial Statements for further information, including the estimated aggregate range of possible loss.

Derivatives

We record all derivative transactions at fair value on our Condensed Consolidated Balance Sheets. We do not monitor our exposure to derivatives based on the notional amount because that amount is not a relevant indicator of our exposure to these contracts, as it is generally not indicative of the amount that we would owe on the contract. Instead, a risk framework is used to define risk tolerances and establish limits to help to ensure that certain risk-related losses occur within acceptable, predefined limits. Since derivatives are recorded on the Condensed Consolidated Balance Sheets at fair value the disclosure of the notional amounts is not a relevant indicator of risk. Derivatives that meet the accounting definition of a guarantee and credit derivatives are included in Note 6 to the Condensed Consolidated Financial Statements.

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

Beginning late in the third quarter of 2009, in connection with the update or renewal of certain Merrill Lynch international securities offering programs, Bank of America agreed to guarantee debt securities, warrants and/or certificates issued by certain subsidiaries of ML & Co. on a going forward basis. All existing ML & Co. guarantees of securities issued by those same Merrill Lynch subsidiaries under various international securities offering programs will remain in full force and effect as long as those securities are outstanding, and Bank of America has not assumed any of those prior ML & Co. guarantees or otherwise guaranteed such securities. There were approximately $5.7 billion of securities guaranteed by Bank of America at March 31, 2011.

Following the completion of Bank of America’s acquisition of Merrill Lynch, ML & Co. became a subsidiary of Bank of America and established intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these intercompany agreements is a $75 billion one-year revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America at a spread to LIBOR that is reset periodically and is consistent with other intercompany agreements. This credit line was renewed effective January 1, 2011 with a maturity date of January 1, 2012. The credit line will automatically be extended by one year to the succeeding January 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. The agreement does not contain any financial or other covenants. There were no outstanding borrowings against the line of credit at March 31, 2011.

In addition to the $75 billion unsecured line of credit, a $25 billion 364-day revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America was established on February 15, 2011. Interest on the line of credit is based on prevailing short-term market rates. The agreement does not contain any financial or other covenants. The line of credit matures on February 14, 2012. There were no outstanding borrowings against the line of credit at March 31, 2011.

Following the merger of BAS into MLPF&S, Bank of America agreed to guarantee the short-term, senior unsecured obligations issued by MLPF&S under its short-term master note program on a going forward basis. This issuance program was previously maintained by BAS to provide short-term funding for its broker-dealer operations. At March 31, 2011, approximately $8.2 billion of borrowings under the program were outstanding and guaranteed by Bank of America.

Also in connection with the merger of BAS into MLPF&S, MLPF&S either assumed or established the following agreements:

•	MLPF&S assumed an approximately $1.5 billion subordinated loan agreement with Bank of America, which bears interest based on a spread to LIBOR, and has a scheduled maturity date of December 31, 2012. The loan agreement contains a provision that automatically extends the loan’s maturity by one year unless Bank of America provides 13 months written notice not to extend prior to the scheduled maturity date.

•	MLPF&S assumed a $7 billion revolving subordinated line of credit with Bank of America. The subordinated line of credit bears interest based on a spread to LIBOR, and has a scheduled maturity date of October 1, 2012. The revolving subordinated line of credit contains a provision that automatically extends the maturity by one year unless Bank of America provides 13 months written notice not to extend prior to the scheduled maturity date. At March 31, 2011, $1.1 billion was outstanding on the subordinated line of credit.

•	On November 1, 2010, a $4 billion one-year revolving unsecured line of credit that allows MLPF&S to borrow funds from Bank of America was established. Interest on the line of credit is based on prevailing short-term market rates. The credit line will automatically be extended by one year to the succeeding November 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. At March 31, 2010, there were no borrowings outstanding on the line of credit.

•	On February 22, 2011, a $15 billion 364-day revolving unsecured line of credit that allows MLPF&S to borrow funds from Bank of America was established. Interest on the line of credit is based on prevailing short-term market rates. The line of credit matures on February 21, 2012. At March 31, 2011, approximately $1.8 billion was outstanding on the line of credit.

Credit Ratings

Our borrowing costs and ability to raise funds are directly impacted by our credit ratings. In addition, credit ratings may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions, including OTC derivatives. Thus, it is our objective to maintain high-quality credit ratings. Credit ratings and outlooks are opinions on our creditworthiness and that of our obligations or securities, including long-term debt, short-term borrowings, preferred stock and other securities, including asset securitizations.

Following the acquisition of Merrill Lynch by Bank of America, the major credit ratings agencies have indicated that the primary drivers of Merrill Lynch’s credit ratings are Bank of America’s credit ratings. Bank of America’s credit ratings are subject to ongoing review by the ratings agencies and thus may change from time to time based on a number of factors, including Bank of America’s financial strength, performance, prospects and operations as well as factors not under Bank of America’s control. In light of these factors, there can be no assurance that Bank of America will maintain its current ratings.

During 2010, the three major ratings agencies made negative adjustments to the outlooks for Bank of America’s and Merrill Lynch’s long-term credit ratings. For further information on these rating adjustments, refer to our 2010 Annual Report. Currently, the long-term senior debt ratings and ratings outlooks published by the major ratings agencies for both Bank of America and ML & Co. are as follows: A2 (negative) by Moody’s Investors Services, Inc. (“Moody’s”); A (negative) by Standard and Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc. (“S&P”); and A+ (rating watch negative) by Fitch, Inc. (“Fitch”). These ratings agencies have indicated that, as a systemically important financial institution, our credit ratings currently reflect their expectation that, if necessary, we would receive significant support from the U.S. Government. All three ratings agencies, however, have indicated they will reevaluate, and could reduce the uplift they include in our ratings for government support, for reasons arising from financial services regulatory reform proposals or legislation. In addition to Bank of America’s credit ratings, other factors that influence our credit ratings (as well as those for Bank of America) include changes to the ratings agencies’ methodologies for our industry or certain security types, the ratings agencies’ assessment of the general operating environment for financial services companies, our relative positions in the markets in which we compete, reputation, liquidity position, diversity of funding sources, the level and volatility of earnings, corporate governance and risk management policies, capital position, capital management practices and current or future regulatory and legislative initiatives.

A reduction in certain of our credit ratings or the ratings of certain asset-backed securitizations would likely have a material adverse effect on our liquidity, access to credit markets, the related cost of funds, our businesses and on certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical. Under the terms of certain OTC derivatives contracts and other trading agreements, in the event of a credit ratings downgrade of Bank of America or ML & Co., the counterparties to those agreements may require us to provide additional collateral or to terminate these contracts or agreements. Such collateral calls or terminations could cause us to sustain losses, impair our liquidity, or both, by requiring us to provide the counterparties with additional collateral in the form of cash or highly liquid securities. If Bank of America’s or ML & Co’s commercial paper or short-term credit ratings (which currently have the following ratings: P-1 by Moody’s, A-1 by S&P and F1+ by Fitch) were downgraded by one or more levels, the potential loss of short-term funding sources such as commercial paper or repo financing, and the effect on our incremental cost of funds would be material. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or an amount related to the market value of the exposure. For information regarding the additional collateral and termination payments that would be required in connection with certain OTC derivative contracts and other trading agreements as a result of such a credit ratings downgrade, see Note 6 to the Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required pursuant to General Instruction H(2).

Item 4.	Controls and Procedures

As of the end of the period covered by this report and pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), Merrill Lynch’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of Merrill Lynch’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Merrill Lynch’s disclosure controls and procedures were effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting information required to be disclosed by Merrill Lynch in reports that it files or submits under the Exchange Act, within the time periods specified in the SEC’s rules and forms.

In addition, no change in Merrill Lynch’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, Merrill Lynch’s internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings

Legal and Regulatory Matters

See Note 14 to the Condensed Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory matters that supplement the disclosure in Note 14 to the Consolidated Financial Statements included in Merrill Lynch’s 2010 Annual Report.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in Merrill Lynch’s 2010 Annual Report.

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
Peter D. Taube
Chief Accounting Officer and Controller

Date: May 5, 2011

EXHIBIT INDEX

Exhibit	Description

12*	Statement re: computation of ratios.
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith