Form 10-Q
period 2011-06-30
MERRILL LYNCH & CO., INC.
filed 2011-08-05
CIK 65100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

       YES      X     NO

As of the close of business on August 4, 2011, there were 1,000 shares of Common Stock outstanding, all of which were held by Bank of America Corporation.

The registrant is a wholly-owned subsidiary of Bank of America Corporation and meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format as permitted by Instruction H(2).

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I — Financial Information

Item 1.	Financial Statements (Unaudited)

Merrill Lynch & Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings (Loss) (Unaudited)

	Three Months Ended	Three Months Ended
(dollars in millions)	June 30, 2011	June 30, 2010

Revenues
Principal transactions	$2,173	$2,090
Commissions	1,447	1,477
Managed account and other fee-based revenues	1,331	1,162
Investment banking	1,614	1,265
Earnings from equity method investments	120	96
Other revenues	1,109	1,177
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	(10)	(39)
Less: Portion of other-than-temporary impairment losses recognized in other comprehensive income	2	2

Subtotal	7,786	7,230
Interest and dividend revenues	1,506	1,984
Less interest expense	2,390	2,515

Net interest expense	(884)	(531)

Revenues, net of interest expense	6,902	6,699

Non-interest expenses
Compensation and benefits	3,898	3,757
Communications and technology	478	487
Occupancy and related depreciation	335	357
Brokerage, clearing, and exchange fees	303	268
Advertising and market development	115	103
Professional fees	225	217
Office supplies and postage	32	36
Provision for representations and warranties	2,741	(103)
Other	1,238	722

Total non-interest expenses	9,365	5,844

Pre-tax (loss) earnings	(2,463)	855
Income tax (benefit) expense	(1,021)	42

Net (loss) earnings	$(1,442)	$813

Preferred stock dividends	-	38

Net (loss) earnings applicable to common stockholder	$(1,442)	$775

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (Loss) (Unaudited)

	Six Months Ended	Six Months Ended
(dollars in millions)	June 30, 2011	June 30, 2010

Revenues
Principal transactions	$3,344	$6,138
Commissions	3,037	2,966
Managed account and other fee-based revenues	2,622	2,214
Investment banking	3,146	2,474
Earnings from equity method investments	258	377
Other revenues	3,236	2,280
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	(46)	(125)
Less: Portion of other-than-temporary impairment losses recognized in other comprehensive income	2	2

Subtotal	15,599	16,326
Interest and dividend revenues	3,906	4,740
Less interest expense	4,743	4,976

Net interest expense	(837)	(236)

Revenues, net of interest expense	14,762	16,090

Non-interest expenses
Compensation and benefits	8,508	8,086
Communications and technology	906	972
Occupancy and related depreciation	671	702
Brokerage, clearing, and exchange fees	603	554
Advertising and market development	236	199
Professional fees	452	395
Office supplies and postage	64	80
Provision for representations and warranties	2,719	(179)
Other	2,445	1,203

Total non-interest expenses	16,604	12,012

Pre-tax (loss) earnings	(1,842)	4,078
Income tax (benefit) expense	(806)	1,172

Net (loss) earnings	$(1,036)	$2,906

Preferred stock dividends	-	76

Net (loss) earnings applicable to common stockholder	$(1,036)	$2,830

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except per share amounts)	June 30, 2011	December 31, 2010

ASSETS

Cash and cash equivalents	$14,746	$17,220

Cash and securities segregated for regulatory purposes or deposited with clearing organizations	9,800	12,424

Securities financing transactions
Receivables under resale agreements (includes $91,164 in 2011 and $74,255 in 2010 measured at fair value in accordance with the fair value option election)	154,723	138,219
Receivables under securities borrowed transactions (includes $2,175 in 2011 and $1,672 in 2010 measured at fair value in accordance with the fair value option election)	68,007	60,458

	222,730	198,677

Trading assets, at fair value (includes securities pledged as collateral that can be sold or repledged of $49,743 in 2011 and $33,933 in 2010):
Derivative contracts	34,988	39,371
Equities and convertible debentures	39,623	34,204
Non-U.S. governments and agencies	31,690	22,248
Corporate debt and preferred stock	25,304	27,703
Mortgages, mortgage-backed, and asset-backed	10,334	10,994
U.S. Government and agencies	43,187	41,378
Municipals, money markets, physical commodities and other	17,214	14,759

	202,340	190,657

Investment securities (includes $237 in 2011 and $310 in 2010 measured at fair value in accordance with the fair value option election)	12,587	17,769

Securities received as collateral, at fair value	24,527	20,363

Receivables from Bank of America	64,817	60,655

Other receivables
Customers (net of allowance for doubtful accounts of $15 in 2011 and $8 in 2010)	25,707	22,080
Brokers and dealers	11,474	16,483
Interest and other	9,712	10,633

	46,893	49,196

Loans, notes, and mortgages (net of allowances for loan losses of $64 in 2011 and $170 in 2010) (includes $2,621 in 2011 and $3,190 in 2010 measured at fair value in accordance with the fair value option election)	23,883	25,803

Equipment and facilities (net of accumulated depreciation and amortization of $1,543 in 2011 and $1,320 in 2010)	1,545	1,712

Goodwill and intangible assets	9,559	9,714

Other assets	19,477	17,436

Total Assets	$652,904	$621,626

Assets of Consolidated VIEs Included in Total Assets Above (pledged as collateral)

Trading assets, excluding derivative contracts	$10,794	$10,838
Derivative contracts	26	41
Investment securities	261	309
Receivables from Bank of America	4	-
Loans, notes, and mortgages (net)	111	221
Other assets	2,127	1,597

Total Assets of Consolidated VIEs	$13,323	$13,006

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except per share amounts)	June 30, 2011	December 31, 2010

LIABILITIES

Securities financing transactions
Payables under repurchase agreements (includes $42,453 in 2011 and $37,394 in 2010 measured at fair value in accordance with the fair value option election)	$175,900	$183,758
Payables under securities loaned transactions	19,004	15,251

	194,904	199,009

Short-term borrowings (includes $4,121 in 2011 and $6,472 in 2010 measured at fair value in accordance with the fair value option election)	14,523	15,248

Deposits	13,394	12,826

Trading liabilities, at fair value
Derivative contracts	31,679	32,197
Equities and convertible debentures	14,268	14,026
Non-U.S. governments and agencies	20,178	15,705
Corporate debt and preferred stock	10,125	9,500
U.S. Government and agencies	26,090	24,747
Municipals, money markets and other	362	571

	102,702	96,746

Obligation to return securities received as collateral, at fair value	24,527	20,363
Payables to Bank of America	40,716	23,021

Other payables
Customers	46,171	39,045
Brokers and dealers	13,666	12,895
Interest and other (includes $112 in 2011 and $165 in 2010 measured at fair value in accordance with the fair value option election)	20,150	19,900

	79,987	71,840

Long-term borrowings (includes $41,034 in 2011 and $39,214 in 2010 measured at fair value in accordance with the fair value option election)	128,759	128,851
Junior subordinated notes (related to trust preferred securities)	3,588	3,576

Total Liabilities	603,100	571,480

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY

Common stock (par value $1.33 1/3 per share; authorized: 3,000,000,000 shares; issued: 1,000 shares)	-	-
Paid-in capital	41,099	40,416
Accumulated other comprehensive loss (net of tax)	(243)	(254)
Retained earnings	8,948	9,984

Total Stockholder’s Equity	49,804	50,146

Total Liabilities and Stockholder’s Equity	$652,904	$621,626

Liabilities of Consolidated VIEs Included in Total Liabilities Above
Short-term borrowings	$4,405	$4,642
Derivative contracts	2	1
Payables to Bank of America	3	2
Other payables	180	53
Long-term borrowings	7,461	6,674

Total Liabilities of Consolidated VIEs	$12,051	$11,372

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
(dollars in millions)	June 30, 2011	June 30, 2010

Cash flows from operating activities:
Net (loss) earnings	$(1,036)	$2,906
Adjustments to reconcile net (loss) earnings to cash used for operating activities Provision for representations and warranties	2,719	(179)
Depreciation and amortization	378	470
Share-based compensation expense	1,290	830
Deferred taxes	(740)	551
Earnings from equity method investments	258	(214)
Other	852	884
Changes in operating assets and liabilities:
Trading assets	(11,683)	(14,599)
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	2,624	3,363
Receivables from Bank of America	(4,162)	(14,244)
Receivables under resale agreements	(16,504)	(57,109)
Receivables under securities borrowed transactions	(7,549)	10,769
Customer receivables	(3,634)	10,541
Brokers and dealers receivables	5,009	(1,918)
Proceeds from loans, notes, and mortgages held for sale	3,164	3,571
Other changes in loans, notes, and mortgages held for sale	(1,722)	(1,323)
Trading liabilities	5,921	30,652
Payables under repurchase agreements	(7,858)	46,785
Payables under securities loaned transactions	3,753	(11,414)
Payables to Bank of America	17,695	(4,516)
Customer payables	7,126	(4,309)
Brokers and dealers payables	771	(1,638)
Other, net	(763)	(179)

Cash used for operating activities	(4,091)	(320)

Cash flows from investing activities:
Proceeds from (payments for):
Maturities of available-for-sale securities	689	854
Sales of available-for-sale securities	3,453	14,827
Purchases of available-for-sale securities	(1,116)	(508)
Maturities of held-to-maturity securities	250	-
Equipment and facilities, net	(56)	(154)
Loans, notes, and mortgages held for investment	1,412	1,394
Other investments	3,792	1,406

Cash provided by investing activities	8,424	17,819

Cash flows from financing activities:
Proceeds from (payments for):
Short-term borrowings	(725)	(703)
Issuance and resale of long-term borrowings	6,098	4,548
Settlement and repurchases of long-term borrowings	(12,783)	(18,350)
Deposits	568	(2,226)
Derivative financing transactions	35	-
Dividends	-	(76)

Cash used for financing activities	(6,807)	(16,807)

(Decrease) increase in cash and cash equivalents	(2,474)	692
Cash and cash equivalents, beginning of period	17,220	15,142

Cash and cash equivalents, end of period	$14,746	$15,834

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$107	$1,685
Income taxes refunded	-	(288)
Interest paid	3,725	3,916
Non-cash investing and financing activities:

During the six months ended June 30, 2010, Merrill Lynch received a non-cash capital contribution of approximately $1 billion from Bank of America associated with certain employee stock awards. In addition, as of January 1, 2010, Merrill Lynch assumed assets and liabilities in connection with the consolidation of certain variable interest entities.

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
(dollars in millions)	June 30, 2011	June 30, 2011	June 30, 2010	June 30, 2010

Net (loss) earnings	$(1,442)	$(1,036)	$813	$2,906
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	-	2	1	(58)
Net unrealized gain (loss) on investment securities available-for-sale	11	12	41	(117)
Net deferred (loss) gain on cash flow hedges	(2)	(7)	(9)	8
Defined benefit pension and postretirement plans	-	4	2	3

Total other comprehensive income (loss), net of tax	9	11	35	(164)

Comprehensive (loss) income	$(1,433)	$(1,025)	$848	$2,742

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2011

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

Merger with Banc of America Securities Holdings Corporation (“BASH”)

On November 1, 2010, ML & Co. merged with BASH, a wholly-owned subsidiary of Bank of America, with ML & Co. as the surviving corporation in the merger. In addition, as a result of the BASH merger, Banc of America Securities LLC (“BAS”), a wholly-owned broker-dealer subsidiary of BASH, became a wholly-owned broker-dealer subsidiary of ML & Co. Subsequently, on November 1, 2010, BAS was merged into Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned broker-dealer subsidiary of ML & Co. In accordance with Accounting Standards Codification (“ASC”) 805-10, Business Combinations (“Business Combinations Accounting”), Merrill Lynch’s Condensed Consolidated Financial Statements for the three and six month periods ended June 30, 2011 and June 30, 2010 include the historical results of BASH and subsidiaries as if the BASH merger had occurred as of January 1, 2009, the date at which both entities were first under the common control of Bank of America. Merrill Lynch has recorded the assets and liabilities acquired in connection with the BASH merger at their historical carrying values.

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

VREs — VREs are defined to include entities that have both equity at risk that is sufficient to fund future operations and have equity investors that have a controlling financial interest in the entity through their equity investments. In accordance with ASC 810, Consolidation, (“Consolidation Accounting”), Merrill Lynch generally consolidates those VREs where it has the majority of the voting rights. For investments in limited partnerships and certain limited liability corporations that Merrill Lynch does not control, Merrill Lynch applies ASC 323, Investments — Equity Method and Joint Ventures (“Equity Method Accounting”), which requires use of the equity method of accounting for investors that have more than a minor influence, which is typically defined as an investment of greater than 3% to 5% of the outstanding equity in the entity. For more traditional corporate structures, in accordance with Equity Method Accounting, Merrill Lynch applies the equity method of accounting where it has the ability to exercise significant influence over operating and financing decisions of the investee. Significant influence can be evidenced by a significant ownership interest (which is generally defined as a voting interest of 20% to 50%), significant board of director representation, or other contracts and arrangements.

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

Use of Estimates

In presenting the Condensed Consolidated Financial Statements, management makes estimates including the following:

•	Valuations of assets and liabilities requiring fair value estimates;

•	The allowance for credit losses;

•	Determination of other-than-temporary impairments for available-for-sale investment securities;

•	The outcome of litigation;

•	Determination of the liability for representations and warranties made in connection with the sales of residential mortgage and home equity loans;

•	Determination of whether VIEs should be consolidated;

•	The ability to realize deferred taxes and the recognition and measurement of uncertain tax positions;

•	The carrying amount of goodwill and intangible assets;

•	The amortization period of intangible assets with definite lives;

•	Incentive-based compensation accruals and valuation of share-based payment compensation arrangements; and

•	Other matters that affect the reported amounts and disclosure of contingencies in the Condensed Consolidated Financial Statements.

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

Fair Value Accounting also requires that Merrill Lynch consider its own creditworthiness when determining the fair value of certain instruments, including OTC derivative instruments and certain structured notes carried at fair value under the fair value option election (i.e., debt valuation adjustment or “DVA”). Merrill Lynch’s DVA is measured in the same manner as third party counterparty credit risk. The impact of Merrill Lynch’s DVA is incorporated into the fair value of instruments such as OTC derivative contracts even when credit risk is not readily observable. OTC derivative liabilities are valued based on the net counterparty exposure as described above.

Legal and Representation and Warranty Reserves

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

In addition, Merrill Lynch and certain of its subsidiaries made various representations and warranties in connection with the sale of residential mortgage and home equity loans. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to a whole-loan buyer or securitization trust. Refer to Note 14 for further information.

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

Merrill Lynch’s results of operations are included in the U.S. federal income tax return and certain state income tax returns of Bank of America. The method of allocating income tax expense is determined under the intercompany tax allocation policy of Bank of America. This policy specifies that income tax expense will be computed for all Bank of America subsidiaries generally on a separate pro forma return basis, taking into account the tax position of the consolidated group and the pro forma Merrill Lynch group. Under this policy, tax benefits associated with NOLs (or other tax attributes) of Merrill Lynch are payable to Merrill Lynch upon the earlier of the utilization in Bank of America’s tax returns or the utilization in Merrill Lynch’s pro forma tax returns.

Securities Financing Transactions

Merrill Lynch enters into repurchase and resale agreements and securities borrowed and loaned transactions to accommodate customers and earn interest rate spreads (also referred to as “matched book transactions”), obtain securities for settlement and finance inventory positions. Resale and repurchase agreements are generally accounted for as collateralized financing transactions and may be recorded at their contractual amounts plus accrued interest or at fair value under the fair value option election. In resale and repurchase agreements, typically the termination date of the agreements is before the maturity date of the underlying security. However, in certain situations, Merrill Lynch may enter into agreements where the termination date of the transaction is the same as the maturity date of the underlying security. These transactions are referred to as “repo-to-maturity” transactions. Merrill Lynch enters into repo-to-maturity sales only for high quality, very liquid securities such as U.S. Treasury securities or securities issued by the government-sponsored enterprises (“GSEs”). Merrill Lynch accounts for repo-to-maturity transactions as sales and purchases in accordance with applicable accounting guidance, and accordingly, removes or recognizes the securities from the Condensed Consolidated Balance Sheet and recognizes a gain or loss, as appropriate, in the Condensed Consolidated Statement of Earnings. Repo-to-maturity transactions were not material for the periods presented.

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

Substantially all securities financing activities are transacted under master agreements that give Merrill Lynch the right, in the event of default, to liquidate collateral held and to offset receivables and payables with the same counterparty. Merrill Lynch offsets certain repurchase and resale transactions with the same counterparty on the Condensed Consolidated Balance Sheets where it has such a master agreement, that agreement is legally enforceable and the transactions have the same maturity date.

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

At the end of certain quarterly periods during the year ended December 31, 2009, BAS, which was merged into MLPF&S (see “Merger with Banc of America Securities Holdings Corporation” in this Note for a description of the merger), had recorded certain sales of agency mortgage-backed securities (“MBS”) which, based on an ongoing internal review and interpretation, should have been recorded as secured financings. As a result of the merger with BASH, Merrill Lynch has included the effect of these transactions in its consolidated financial statements. Merrill Lynch is currently conducting a detailed review to determine whether there are additional sales of agency MBS which should have been recorded as secured financings. Upon completion of this detailed review, additional transactions will be identified. These transactions are not expected to have an impact on the current period Condensed Consolidated Statements of Earnings (Loss) or the Condensed Consolidated Balance Sheets.

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

Merrill Lynch has non-controlling investments in the common shares of corporations and in partnerships that do not fall within the scope of Investment Accounting or the Investment Company Guide. Merrill Lynch accounts for these investments using either the cost or the equity method of accounting based on management’s ability to influence the investees or Merrill Lynch may elect the fair value option. See the Consolidation Accounting section of this Note for more information.

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

For investments accounted for at cost, income is recognized when dividends are received, or the investment is sold. Instruments are periodically tested for impairment based on the guidance provided in Investment Accounting, and the cost basis is reduced when impairment is deemed other-than-temporary.

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

Loans held for investment are generally carried at amortized cost, less an allowance for loan losses, which represents Merrill Lynch’s estimate of probable losses inherent in its lending activities. The fair value option election has been made for certain held-for-investment loans, notes and mortgages. Merrill Lynch performs periodic and systematic detailed reviews of its lending portfolios to identify credit risks and to assess overall collectability. These reviews, which are updated on a quarterly basis, consider a variety of factors including, but not limited to, historical loss experience, estimated defaults, delinquencies, economic conditions, credit scores and the fair value of any underlying collateral. Provisions for loan losses are included in interest and dividend revenue in the Condensed Consolidated Statements of Earnings (Loss).

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

In general, loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, including loans that are individually identified as being impaired, are classified as non-performing unless well-secured and in the process of collection. Loans, primarily commercial, whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties are considered troubled debt restructurings (“TDRs”) and are classified as non-performing until the loans have performed for an adequate period of time under the restructured agreement. Interest accrued but not collected is reversed when a commercial loan is considered non-performing. Interest collections on commercial loans for which the ultimate collectability of principal is uncertain are applied as principal reductions; otherwise, such collections are credited to income when received. Commercial loans may be restored to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.

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

New Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on TDRs, including how to determine whether a loan modification represents a concession and whether the debtor is experiencing financial difficulties. This new accounting guidance will be effective for Merrill Lynch’s interim period ending September 30, 2011 with retrospective application back to January 1, 2011. The new accounting guidance is primarily expected to affect disclosures.

In April, 2011, the FASB issued new accounting guidance that addresses effective control in repurchase agreements and eliminates the requirement for entities to consider whether the transferor has the ability to repurchase the financial assets in a repurchase agreement. This new accounting guidance will be effective, on a prospective basis for new transactions or modifications to existing transactions, on January 1, 2012. The adoption of this guidance is not expected to have a material impact on Merrill Lynch’s consolidated financial position or results of operations.

In May 2011, the FASB issued amendments to Fair Value Accounting. The amendments clarify the application of the highest and best use and valuation premise concepts, preclude the application of blockage factors in the valuation of all financial instruments and include criteria for applying the fair value measurement principles to portfolios of financial instruments. The amendments additionally prescribe enhanced financial statement disclosures for Level 3 fair value measurements. The new amendments will be effective for the three months ended March 31, 2012. Merrill Lynch is currently assessing the impact of this guidance on its consolidated financial position and results of operations.

In June 2011, the FASB issued new accounting guidance on the presentation of comprehensive income in financial statements. The new guidance removes current presentation options and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This new accounting guidance will be effective for Merrill Lynch for the three months ended March 31, 2012. The new accounting guidance is primarily expected to affect presentation, but will not impact Merrill Lynch’s consolidated financial position or results of operations.

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

Merger with BASH

See Note 1 — “Merger with Banc of America Securities Holdings Corporation (“BASH”)” for further information on this transaction.

Other Related Party Transactions

Merrill Lynch has entered into various other transactions with Bank of America, primarily in connection with certain sales and trading and financing activities. Details on amounts receivable from and payable to Bank of America as of June 30, 2011 and December 31, 2010 are presented below:

Receivables from Bank of America are comprised of:

(dollars in millions)	June 30, 2011	December 31, 2010

Cash and cash equivalents	$12,274	$14,471
Cash and securities segregated for regulatory purposes	6,741	5,508
Receivables under resale agreements	28,441	31,053
Trading assets	680	643
Net intercompany funding receivable	13,791	7,305
Other receivables	2,890	1,460
Other assets	-	215

Total	$64,817	$60,655

Payables to Bank of America are comprised of:

(dollars in millions)	June 30, 2011	December 31, 2010

Payables under repurchase agreements	$29,654	$12,890
Payables under securities loaned transactions	2,520	2,352
Short-term borrowings	1,546	1,901
Deposits	34	33
Trading liabilities	596	520
Other payables	3,787	2,746
Long-term borrowings(1)	2,579	2,579

Total	$40,716	$23,021

(1)	Amounts are subordinated borrowings from Bank of America (see Note 12).

Total net revenues and non-interest expenses related to transactions with Bank of America for the three months ended June 30, 2011 were $217 million and $677 million, respectively. Such revenues and expenses for the six months ended June 30, 2011 were $571 million and $1,229 million, respectively. Total net revenues and non-interest expenses related to transactions with Bank of America for the three months ended June 30, 2010 were net losses of $82 million and expenses of $203 million, respectively. Such revenues and expenses for the six months ended June 30, 2010 were net losses of $17 million and expenses of $451 million, respectively. Non-interest expenses for the three and six months ended June 30, 2011 reflect increased intercompany service fees resulting from the integration of Bank of America’s and Merrill Lynch’s methodologies for allocating expenses associated with shared services to their subsidiaries. The results for the six months ended June 30, 2011 and June 30, 2010 included gains of $39 million and $282 million, respectively, from the sale of approximately $3.3 billion and $11.2 billion, respectively, of available-for-sale securities to Bank of America. These transfers were made to enable Bank of America or its non-Merrill Lynch subsidiaries to more efficiently manage the existing portfolio of similar available-for-sale securities.

Bank of America and Merrill Lynch have entered into certain intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these arrangements is a $50 billion one-year revolving line of credit that allows Bank of America to borrow funds from Merrill Lynch at a spread to LIBOR that is reset periodically and is consistent with other intercompany agreements. The line of credit matures on January 1, 2012 and will automatically be extended by one year to the succeeding January 1st unless Merrill Lynch provides written notice not to extend at least

45 days prior to the maturity date. Approximately $12.1 billion and $6.1 billion were outstanding under this line of credit as of June 30, 2011 and December 31, 2010, respectively. In addition, on August 3, 2011, Merrill Lynch authorized a short-term (less than 365 days with no automatic renewal) credit facility that will allow Bank of America to borrow up to an additional $25 billion for general corporate and working capital purposes. For information on Merrill Lynch’s other borrowing arrangements with Bank of America, including Bank of America’s guarantees of certain debt securities, warrants and/or other certificates and obligations of certain subsidiaries of ML & Co., refer to Note 12. Bank of America has also guaranteed the performance of Merrill Lynch on certain derivative transactions (see Note 6).

Note 3.  Segment and Geographic Information

Segment Information

Pursuant to ASC 280, Segment Reporting, operating segments represent components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. The business activities of Merrill Lynch are included within certain of the operating segments of Bank of America. Detailed financial information related to the stand-alone operations of Merrill Lynch, however, is not provided to Merrill Lynch’s chief operating decision maker. As a result, Merrill Lynch does not contain any identifiable operating segments under Segment Reporting, and the financial information of Merrill Lynch is presented as a single segment.

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

The information that follows, in management’s judgment, provides a reasonable representation of each region’s contribution to the consolidated net revenues:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
(dollars in millions)	June 30, 2011	June 30, 2011	June 30, 2010	June 30, 2010

Revenues, net of interest expense
Europe, Middle East, and Africa	$1,331	$2,649	$611	$2,732
Pacific Rim	565	1,336	322	1,100
Latin America	395	727	240	580
Canada	74	153	55	128

Total Non-U.S.	2,365	4,865	1,228	4,540
United States(1)(2)	4,537	9,897	5,471	11,550

Total revenues, net of interest expense	$6,902	$14,762	$6,699	$16,090

(1)	U.S. results for the three and six months ended June 30, 2011 included gains of $0.1 billion and losses of $0.2 billion, respectively, due to the impact of changes in Merrill Lynch’s credit spreads on the carrying values of certain long-term borrowings, primarily structured notes. U.S. results for the three and six months ended June 30, 2010 included gains of $1.2 billion and $1.4 billion, respectively, due to the impact of changes in Merrill Lynch’s credit spreads on the carrying values of certain long-term borrowings, primarily structured notes.
(2)	Corporate net revenues and adjustments are reflected in the U.S. region.

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

Investment securities non-qualifying include equity securities that have recently gone through initial public offerings or secondary sales of public positions. These investments are primarily classified as either Level 1 or Level 2 in the fair value hierarchy. Level 2 classifications generally include those publicly traded equity investments that have a legal or contractual transfer restriction. All other investments in private equity, real estate and hedge funds are classified as Level 3 in the fair value hierarchy due to infrequent trading and/or unobservable market prices.

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

Recurring Fair Value

The following tables present Merrill Lynch’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, respectively.

	Fair Value Measurements on a Recurring Basis
	as of June 30, 2011
				Netting
(dollars in millions)	Level 1	Level 2	Level 3	Adj(1)	Total

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations:
Corporate debt	$-	$320	$-	$-	$320
Non-U.S. governments and agencies	-	1,674	-	-	1,674
U.S. Government and agencies	1,073	615	-	-	1,688

Total securities segregated for regulatory purposes or deposited with clearing organizations	1,073	2,609	-	-	3,682

Receivables under resale agreements	-	91,164	-	-	91,164
Receivables under securities borrowed transactions	-	2,175	-	-	2,175
Trading assets, excluding derivative contracts:
Equities	24,576	8,777	163	-	33,516
Convertible debentures	-	5,955	152	-	6,107
Non-U.S. governments and agencies	28,848	2,451	391	-	31,690
Corporate debt	-	20,849	3,846	-	24,695
Preferred stock	-	302	307	-	609
Mortgages, mortgage-backed and asset-backed	-	5,486	4,848	-	10,334
U.S. Government and agencies	24,301	18,886	-	-	43,187
Municipals and money markets	1,165	12,789	2,486	-	16,440
Physical commodities and other	-	774	-	-	774

Total trading assets, excluding derivative contracts	78,890	76,269	12,193	-	167,352

Derivative contracts(2)	2,737	547,052	11,798	(526,599)	34,988
Investment securities available-for-sale:
U.S. Treasury securities and agency debentures	398	-	-	-	398
Mortgage-backed securities — Residential MBS	-	397	-	-	397
— Agency CMOs	-	-	55	-	55
— Non-agency MBS	-	441	96	-	537
Non-U.S. securities	594	-	-	-	594
Corporate/Agency bonds	-	-	86	-	86

Total investment securities available-for-sale	992	838	237	-	2,067

Investment securities non-qualifying	3,124	2,870	1,571	-	7,565

Total investment securities	4,116	3,708	1,808	-	9,632

Securities received as collateral	23,067	1,460	-	-	24,527
Loans, notes and mortgages	-	681	1,940	-	2,621

	Fair Value Measurements on a Recurring Basis
	as of June 30, 2011
				Netting
(dollars in millions)	Level 1	Level 2	Level 3	Adj(1)	Total

Liabilities:
Payables under repurchase agreements	-	42,453	-	-	42,453
Short-term borrowings	-	4,121	-	-	4,121
Trading liabilities, excluding derivative contracts:
Equities	10,504	3,317	-	-	13,821
Convertible debentures	-	447	-	-	447
Non-U.S. governments and agencies	19,424	754	-	-	20,178
Corporate debt	-	9,983	28	-	10,011
Preferred stock	-	91	23	-	114
U.S. Government and agencies	22,935	3,155	-	-	26,090
Municipals, money markets and other	277	82	3	-	362

Total trading liabilities, excluding derivative contracts	53,140	17,829	54	-	71,023

Derivative contracts(2)	1,565	551,290	6,697	(527,873)	31,679
Obligation to return securities received as collateral	23,067	1,460	-	-	24,527
Other payables — interest and other	-	4	108	-	112
Long-term borrowings	-	38,502	2,532	-	41,034

(1)	Represents counterparty and cash collateral netting.
(2)	Refer to Note 6 for product level detail.

During the three months ended June 30, 2011, a private equity investment included within investment securities non-qualifying of approximately $400 million was transferred from Level 2 to Level 1 due the lapse of a contractual transfer restriction on the security.

Level 3 derivative contracts (assets) relate to derivative positions on U.S. ABS CDOs and other mortgage products of $4.6 billion, $2.7 billion of other credit derivatives that incorporate unobservable model valuation inputs, and $4.4 billion of equity, currency, interest rate and commodity derivatives that are long-dated and/or have unobservable model valuation inputs (e.g., unobservable correlation).

Level 3 non-qualifying investment securities primarily relate to certain private equity positions.

Level 3 loans, notes and mortgages primarily relate to residential mortgage and corporate loans.

Level 3 derivative contracts (liabilities) relate to derivative positions on U.S. ABS CDOs and other mortgage products of $1.9 billion, $0.8 billion of other credit derivatives that incorporate unobservable model valuation inputs, and $4.0 billion of equity, currency, interest rate and commodity derivatives that are long-dated and/or have unobservable model valuation inputs (e.g., unobservable correlation).

Level 3 long-term borrowings primarily relate to equity-linked structured notes of $2.0 billion and long-term borrowings of consolidated VIEs of $300 million, both of which have unobservable model valuation inputs (e.g., unobservable correlation).

	Fair Value Measurements on a Recurring Basis
	as of December 31, 2010
				Netting
(dollars in millions)	Level 1	Level 2	Level 3	Adj(1)	Total

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations:
Corporate debt	$-	$306	$-	$-	$306
Non-U.S. governments and agencies	1,652	1,402	-	-	3,054
U.S. Government and agencies	1,419	1,413	-	-	2,832

Total securities segregated for regulatory purposes or deposited with clearing organizations	3,071	3,121	-	-	6,192

Receivables under resale agreements(2)	-	74,255	-	-	74,255
Receivables under securities borrowed transactions	-	1,672	-	-	1,672
Trading assets, excluding derivative contracts:
Equities	20,458	7,673	170	-	28,301
Convertible debentures	-	5,903	-	-	5,903
Non-U.S. governments and agencies	18,393	3,612	243	-	22,248
Corporate debt	-	22,300	4,605	-	26,905
Preferred stock	-	511	287	-	798
Mortgages, mortgage-backed and asset-backed	-	5,247	5,747	-	10,994
U.S. Government and agencies(3)	17,742	23,636	-	-	41,378
Municipals and money markets	732	11,102	2,327	-	14,161
Physical commodities and other	-	598	-	-	598

Total trading assets, excluding derivative contracts	57,325	80,582	13,379	-	151,286

Derivative contracts(4)	1,622	590,020	14,359	(566,630)	39,371
Investment securities available-for-sale:
U.S. Treasury securities and agency debentures	430	-	-	-	430
Mortgage-backed securities — residential MBS	-	3,869	-	-	3,869
Mortgage-backed securities — agency CMOs	-	61	-	-	61
Mortgage-backed securities — non-agency MBS	-	518	213	-	731

Total investment securities available-for-sale	430	4,448	213	-	5,091

Investment securities non-qualifying	2,792	690	3,394		6,876

Total investment securities	3,222	5,138	3,607	-	11,967

Securities received as collateral	19,471	892	-	-	20,363
Loans, notes and mortgages	-	1,423	1,891	-	3,314
Liabilities:
Payables under repurchase agreements	-	37,394	-	-	37,394
Short-term borrowings	-	6,472	-	-	6,472
Trading liabilities, excluding derivative contracts:
Equities	11,706	914	-	-	12,620
Convertible debentures	-	1,406	-	-	1,406
Non-U.S. governments and agencies	14,748	957	-	-	15,705
Corporate debt	-	9,500	-	-	9,500
U.S. Government and agencies	19,860	4,887	-	-	24,747
Municipals, money markets and other	224	347	-	-	571

Total trading liabilities, excluding derivative contracts	46,538	18,011	-	-	64,549

Derivatives contracts(4)	1,142	590,138	7,991	(567,074)	32,197
Obligation to return securities received as collateral	19,471	892	-	-	20,363
Other payables — interest and other	-	39	126	-	165
Long-term borrowings	-	36,818	2,396	-	39,214

(1)	Represents counterparty and cash collateral netting.

(2)	Receivables under resale agreements have been revised from approximately $51 billion (as previously reported) to approximately $74 billion. A similar revision has been made on the balance sheet to the parenthetical disclosure of receivables under resale agreements measured at fair value in accordance with the fair value option election.
(3)	U.S. Government and agencies trading asset amounts shown in Level 1 and Level 2 have been revised from approximately $7 billion and $34 billion, respectively (as previously reported) to approximately $18 billion and $24 billion, respectively.
(4)	Refer to Note 6 for product level detail.

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

The following tables provide a summary of changes in Merrill Lynch’s Level 3 financial assets and liabilities for the three and six months ended June 30, 2011 and June 30, 2010.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Three Months Ended June 30, 2011
					Total Realized
		Total Realized and Unrealized Gains or (Losses)			and Unrealized
		included in Income			Gains or (Losses)	Unrealized
	Beginning	Principal	Other		included in	Gains to					Transfers	Transfers	Ending
	Balance	Transactions	Revenue	Interest	Income	OCI	Sales	Purchases	Issuances	Settlements	In	Out	Balance

Assets:
Trading assets, excluding derivative contracts:
Equities	$215	$1	$-	$-	$1	$-	$(38)	$48	$-	$(63)	$-	$-	$163
Convertible debentures	119	7	-	-	7	-	(84)	110	-	-	-	-	152
Non-U.S. governments and agencies	252	80	-	-	80	-	(11)	74	-	(3)	3	(4)	391
Corporate debt	3,998	42	-	-	42	-	(1,027)	777	-	(69)	151	(26)	3,846
Preferred stock	325	19	-	-	19	-	(93)	27	-	(52)	81	-	307
Mortgages, mortgage-backed and asset-backed	5,433	55	-	-	55	-	(1,572)	952	-	(20)	-	-	4,848
Municipals and money markets	2,350	12	-	-	12	-	(743)	948	-	(149)	68	-	2,486

Total trading assets, excluding derivative contracts	12,692	216	-	-	216	-	(3,568)	2,936	-	(356)	303	(30)	12,193

Derivative contracts, net	5,554	284	-	-	284	-	(250)	296	-	(424)	-	(359)	5,101
Investment securities available-for-sale:
Mortgage-backed securities — agency CMOs	56	-	-	-	-	-	-	-	-	(1)	-	-	55
Mortgage-backed securities — non-agency MBSs	103	-	(6)	-	(6)	(3)	-	2	-	-	-	-	96
Corporate/agency bonds	-	-	-	-	-	-	-	86	-	-	-	-	86

Total investment securities available-for-sale	159	-	(6)	-	(6)	(3)	-	88	-	(1)	-	-	237

Investment securities non-qualifying	1,095	-	125		125		(48)	24	-	-	375	-	1,571

Total investment securities	1,254	-	119	-	119	(3)	(48)	112	-	(1)	375	-	1,808

Loans, notes and mortgages	1,993	-	54	9	63	-	(327)	113	215	(113)	22	(26)	1,940
Liabilities:
Trading liabilities, excluding derivative contracts:
Corporate debt	52	(1)	-	-	(1)	-	20	(45)	-	-	-	-	28
Preferred stock	23	-	-	-	-	-	-	-	-	-	-	-	23
Municipals, money markets and other	22	-	-	-	-	-	-	(19)	-	-	-	-	3

Total trading liabilities, excluding derivative contracts	97	(1)	-	-	(1)	-	20	(64)	-	-	-	-	54

Other payables — interest and other	100	-	1	-	1	-	-	-	9	-	-	-	108
Long-term borrowings	2,364	(10)	20	-	10	-	55	(50)	205	(95)	229	(166)	2,532

Sales of mortgages, mortgage-backed and asset-backed securities primarily relates to the sale of CDO positions in conjunction with the liquidation of a VIE and sales of collateralized loan obligation (“CLO”) positions due to the unwind of the proprietary trading business. Sales and purchases of municipal securities is primarily due to dealer activity in student loan ARS.

Transfers in for corporate debt are primarily due to corporate bond private placements with limited market activity. Transfers out for net derivative contracts primarily relates to increased price observability for certain equity derivative positions. Transfers in for investment securities non-qualifying are due to a change in the valuation methodology for a private equity fund. Transfers in and out related to long-term borrowings are primarily due to changes in the impact of unobservable inputs on the value of certain equity-linked structured notes.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Six Months Ended June 30, 2011
		Total Realized and Unrealized			Total Realized
		Gains or (Losses)			and Unrealized
		included in Income			Gains or (Losses)	Unrealized
	Beginning	Principal	Other		included in	Gains to					Transfers	Transfers	Ending
	Balance	Transactions	Revenue	Interest	Income	OCI	Sales	Purchases	Issuances	Settlements	In	Out	Balance

Assets:
Trading assets, excluding derivative contracts:
Equities	$170	$35	$-	$-	$35	$-	$(86)	$108	$-	$(63)	$-	$(1)	$163
Convertible debentures	-	7	-	-	7	-	(84)	229	-	-	-	-	152
Non-U.S. governments and agencies	243	85	-	-	85	-	(15)	122	-	(3)	3	(44)	391
Corporate debt	4,605	327	-	-	327	-	(2,096)	1,118	-	(108)	247	(247)	3,846
Preferred stock	287	28	-	-	28	-	(106)	30	-	(52)	120	-	307
Mortgages, mortgage-backed and asset-backed	5,747	384	-	-	384	-	(2,408)	1,513	-	(39)	1	(350)	4,848
Municipals and money markets	2,327	31	-	-	31	-	(1,652)	1,884	-	(172)	72	(4)	2,486

Total trading assets, excluding derivative contracts	13,379	897	-	-	897	-	(6,447)	5,004	-	(437)	443	(646)	12,193

Derivative contracts, net	6,368	27	-	-	27	-	(682)	633	-	(862)	299	(682)	5,101
Investment securities available-for-sale:
Mortgage-backed securities — agency CMOs	-	-	-	-	-	-	-	56	-	(1)	-	-	55
Mortgage-backed securities — non-agency MBSs	213	-	(15)	-	(15)	(22)	(82)	2	-	-	-	-	96
Corporate/Agency bonds	-	-	-	-	-	-	-	86	-	-	-	-	86

Total investment securities available-for-sale	213	-	(15)	-	(15)	(22)	(82)	144	-	(1)	-	-	237

Investment securities non-qualifying	3,394	-	345	-	345	-	(852)	46	-	(189)	375	(1,548)	1,571

Total investment securities	3,607	-	330	-	330	(22)	(934)	190	-	(190)	375	(1,548)	1,808

Loans, notes and mortgages	1,891	-	229	17	246	-	(496)	144	215	(155)	135	(40)	1,940
Liabilities:
Trading liabilities, excluding derivative contracts:
Corporate debt	-	(1)	-	-	(1)	-	72	(45)	-	-	-	-	28
Preferred stock	-	-	-	-	-	-	23	-	-	-	-	-	23
Municipals, money markets and other	-	-	-	-	-	-	22	(19)	-	-	-	-	3

Total trading liabilities, excluding derivative contracts	-	(1)	-	-	(1)	-	117	(64)	-	-	-	-	54

Other payables — interest and other	126	-	25	-	25	-	4	(6)	9	-	-	-	108
Long-term borrowings	2,396	(102)	(15)	-	(117)	-	55	(112)	248	(326)	529	(375)	2,532

Sales of corporate debt primarily relates to sales of corporate ARS and distressed loans during the first quarter of 2011. Sales of mortgages, mortgage-backed and asset-backed securities primarily relates to the sale of CDO positions in conjunction with the liquidation of a VIE and sales of CLO positions due to the unwind of the proprietary trading business. Sales and purchases of municipal securities is primarily due to dealer activity in student loan ARS. Sales of investment securities non-qualifying relates to the sale of a private equity investment during the first quarter of 2011.

Transfers in for corporate debt are primarily due to corporate bond private placements with limited market activity. Transfers out for corporate debt primarily relates to increased price observability (e.g., trading comparables) for certain corporate bond positions. Transfers out for mortgages, mortgage-backed and asset-backed securities primarily relates to increased price observability for certain RMBS and consumer ABS portfolios. Transfers in for net derivative contracts primarily relates to changes in the valuation methodology for certain CDO positions. Transfers out for net derivative contracts primarily relates to increased price observability for certain equity and credit derivative positions. Transfers in for investment securities non-qualifying are due to a change in the valuation methodology for a private equity fund. Transfers out related to investment securities non-qualifying are due to a private equity investment that underwent an initial public offering during the first quarter of 2011. Transfers in and out related to long-term borrowings are primarily due to changes in the impact of unobservable inputs on the value of certain equity-linked structured notes.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Three Months Ended June 30, 2010
		Total Realized and Unrealized Gains or (Losses)			Total Realized and		Purchases,
		included in Income			Unrealized Gains	Unrealized	Issuances
	Beginning	Principal	Other		or (Losses)	Gains to	and	Transfers	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	OCI	Settlements	In	Out	Balance

Assets:
Trading assets, excluding derivative contracts:
Equities	$323	$(18)	$-	$-	$(18)	$-	$(1)	$41	$-	$345
Non-U.S. governments and agencies	1,063	(73)	-	-	(73)	-	(51)	4	(3)	940
Corporate debt	6,280	(55)	-	-	(55)	-	(765)	298	(178)	5,580
Preferred stock	210	(23)	-	-	(23)	-	2	-	(1)	188
Mortgages, mortgage-backed and asset-backed	7,298	131	-	-	131	-	(684)	362	(233)	6,874
Municipals and money markets	2,819	(1)	-	-	(1)	-	251	160	(113)	3,116

Total trading assets, excluding derivative contracts	17,993	(39)	-	-	(39)	-	(1,248)	865	(528)	17,043

Derivative contracts, net	7,281	(217)	-	-	(217)	-	(18)	(520)	65	6,591
Investment securities available-for-sale:
Mortgage-backed securities — residential non-agency MBSs	585	-	(47)	-	(47)	(25)	(152)	3	(12)	352

Total investment securities available-for-sale	585	-	(47)	-	(47)	(25)	(152)	3	(12)	352

Investment securities non-qualifying	3,490	-	848	-	848	-	(210)	-	-	4,128

Total investment securities	4,075	-	801	-	801	(25)	(362)	3	(12)	4,480

Loans, notes and mortgages	3,532	-	10	45	55	-	(435)	-	-	3,152
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	369	-	2	-	2	-	9	-	(369)	7

Total trading liabilities, excluding derivative contracts	369	-	2	-	2	-	9	-	(369)	7

Other liabilities — interest and other	148	-	(19)	-	(19)	-	(13)	-	-	154
Long-term borrowings	4,519	472	113	-	585	-	(249)	545	(224)	4,006

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

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Six Months Ended June 30, 2010
		Total Realized and Unrealized Gains or (Losses)			Total Realized and		Purchases,
		included in Income			Unrealized Gains	Unrealized	Issuances
	Beginning	Principal	Other		or (Losses)	Gains to	and	Transfers	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	OCI	Settlements	In	Out	Balance

Assets:
Trading assets, excluding derivative contracts:
Equities	$351	$(11)	$-	$-	$(11)	$-	$5	$72	$(72)	$345
Non-U.S. governments and agencies	1,142	(155)	-	-	(155)	-	(79)	91	(59)	940
Corporate debt	6,790	251	-	-	251	-	(1,516)	652	(597)	5,580
Preferred stock	562	(25)	-	-	(25)	-	(348)	-	(1)	188
Mortgages, mortgage-backed and asset-backed	7,294	76	-	-	76	-	(435)	384	(445)	6,874
Municipals and money markets	2,148	16	-	-	16	-	(169)	1,234	(113)	3,116

Total trading assets, excluding derivative contracts	18,287	152	-	-	152	-	(2,542)	2,433	(1,287)	17,043

Derivative contracts, net	6,866	(636)	-	-	(636)	-	(153)	510	4	6,591
Investment securities available-for-sale:
Mortgage-backed securities - residential non-agency MBSs	473	-	(67)	24	(43)	(52)	(69)	55	(12)	352

Total investment securities available-for-sale	473	-	(67)	24	(43)	(52)	(69)	55	(12)	352

Investment securities non-qualifying	3,696	-	1,211	-	1,211	-	(644)	-	(135)	4,128

Total investment securities	4,169	-	1,144	24	1,168	(52)	(713)	55	(147)	4,480

Loans, notes and mortgages	4,115	-	(141)	91	(50)	-	(913)	-	-	3,152
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and
agencies	386	21	2	-	23	-	24	-	(380)	7

Total trading liabilities, excluding derivative contracts	386	21	2	-	23	-	24	-	(380)	7

Other liabilities — interest and other	186	-	11	-	11	-	(21)	-	-	154
Long-term borrowings	4,683	595	192	-	787	-	203	816	(909)	4,006

Other revenue related to investment securities non-qualifying primarily represents net gains on certain private equity investments.

Decreases in purchases, issuances and settlements related to corporate debt primarily relates to the sale of certain positions (e.g., ARS) during the first and second quarter of 2010.

Transfers in for municipals and money markets relate to reduced price transparency (e.g., lower trading activity) for municipal ARS. Transfers in and transfers out related to long-term borrowings are primarily due to changes in the impact of unobservable inputs on the value of certain equity-linked structured notes

The following tables provide the portion of gains or losses included in income for the three and six months ended June 30, 2011 and June 30, 2010 attributable to unrealized gains or losses relating to those Level 3 assets and liabilities held at June 30, 2011 and June 30, 2010, respectively.

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3 Assets and Liabilities Still Held
	Three Months Ended June 30, 2011				Six Months Ended June 30, 2011
	Principal	Other			Principal	Other
	Transactions	Revenue	Interest	Total	Transactions	Revenue	Interest	Total

Assets:
Trading assets, excluding derivative contracts:
Equities	$(61)	$-	$-	$(61)	$(46)	$-	$-	$(46)
Convertible debentures	3	-	-	3	3	-	-	3
Non-U.S. governments and agencies	67	-	-	67	70	-	-	70
Corporate debt	(44)	-	-	(44)	154	-	-	154
Preferred stock	17	-	-	17	23	-	-	23
Mortgages, mortgage-backed and asset-backed	(42)	-	-	(42)	201	-	-	201
Municipals and money markets	(3)	-	-	(3)	16	-	-	16

Total trading assets, excluding derivative contracts	(63)	-	-	(63)	421	-	-	421

Derivative contracts, net	344	-	-	344	269	-	-	269
Investment securities available-for-sale: Mortgage-backed securities - non-agency MBSs	-	(6)	-	(6)	-	(25)	-	(25)

Total investment securities available-for- sale	-	(6)	-	(6)	-	(25)	-	(25)

Investment securities non-qualifying	-	122	-	122	-	92	-	92

Total investment securities	-	116	-	116	-	67	-	67

Loans, notes and mortgages	-	17	-	17	-	185	-	185
Liabilities:
Trading liabilities, excluding derivative contracts:
Corporate debt	(1)	-	-	(1)	(1)	-	-	(1)

Total trading liabilities, excluding
derivative contracts	(1)	-	-	(1)	(1)	-	-	(1)

Other payables — interest and other	-	(20)	-	(20)	-	2	-	2
Long-term borrowings	(10)	8	-	(2)	(102)	(27)	-	(129)

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3 Assets and Liabilities Still Held
	Three Months Ended June 30, 2010				Six Months Ended June 30, 2010
	Principal	Other			Principal	Other
	Transactions	Revenue	Interest	Total	Transactions	Revenue	Interest	Total

Assets:
Trading assets, excluding derivative contracts:
Equities	$(9)	$-	$-	$(9)	$(23)	$-	$-	$(23)
Non-U.S. governments and agencies	(73)	-	-	(73)	(156)	-	-	(156)
Corporate debt	(105)	-	-	(105)	19	-	-	19
Preferred stock	(23)	-	-	(23)	(25)	-	-	(25)
Mortgages, mortgage-backed and asset-backed	120	-	-	120	56	-	-	56
Municipals and money markets	(1)	-	-	(1)	16	-	-	16

Total trading assets, excluding derivative contracts	(91)	-	-	(91)	(113)	-	-	(113)

Derivative contracts, net	(224)	-	-	(224)	(590)	-	-	(590)
Investment securities available-for-sale:
Mortgage-backed securities - non-agency MBSs	-	(2)	-	(2)	-	(22)	24	2

Total investment securities available-for- sale	-	(2)	-	(2)	-	(22)	24	2

Investment securities non-qualifying	-	688	-	688	-	482	-	482

Total investment securities	-	686	-	686	-	460	24	484

Loans, notes and mortgages	-	(61)	-	(61)	-	(39)	-	(39)
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	2	-	-	2	-	-	-	-
Mortgages, mortgage-backed and asset-backed	-	-	-	-	61	-	-	61

Total trading liabilities, excluding derivative contracts	2	-	-	2	61	-	-	61

Other payables — interest and other	-	(19)	-	(19)	-	11	-	11
Long-term borrowings	384	113	-	497	494	191	-	685

Non-recurring Fair Value

Certain assets and liabilities are measured at fair value on a non-recurring basis and are not included in the tables above. These assets and liabilities primarily include loans and loan commitments held for sale that are reported at lower of cost or fair value and loans held for investment that were initially measured at cost and have been written down to fair value as a result of an impairment. The following tables show the fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2011 and December 31, 2010, respectively.

(dollars in millions)
					Gains/(Losses)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)
					Three Months	Six Months	Three Months	Six Months
	Non-Recurring Basis				Ended	Ended	Ended	Ended
	as of June 30, 2011				June 30,	June 30,	June 30,	June 30,
	Level 1	Level 2	Level 3	Total	2011	2011	2010	2010

Assets:
Investment securities non-qualifying	$-	$-	$83	$83	$(1)	$(5)	$(13)	$(13)
Loans, notes and mortgages	-	53	426	479	9	44	(115)	(192)
Other assets	-	-	105	105	(7)	(7)	-	(5)
Liabilities:
Other payables — interest and other	-	-	21	21	-	(1)	9	7

(dollars in millions)
	Non-Recurring Basis
	as of December 31, 2010
	Level 1	Level 2	Level 3	Total

Assets:
Investment securities non-qualifying	$-	$-	$85	$85
Loans, notes and mortgages	-	25	1,280	1,305
Other assets	-	10	35	45
Liabilities:
Other payables — interest and other	-	-	31	31

Loans, notes, and mortgages includes held for sale loans that are carried at the lower of cost or fair value and for which the fair value was below the cost basis at June 30, 2011 and December 31, 2010. It also includes certain impaired held for investment loans where an allowance for loan losses has been calculated based upon the fair value of the loans or collateral. Level 3 assets as of June 30, 2011 and December 31, 2010 primarily relate to commercial real estate loans that are classified as held for sale where there continues to be significant illiquidity in the loan trading and securitization markets.

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

The following tables provide information about the line items in the Condensed Consolidated Statements of Earnings where changes in fair values of assets and liabilities, for which the fair value option election has been made, are included for the three and six months ended June 30, 2011 and June 30, 2010.

(dollars in millions)
	Changes in Fair Value For the			Changes in Fair Value For the
	Three Months Ended June 30, 2011,			Six Months Ended June 30, 2011,
	for Items Measured			for Items Measured
	at Fair Value Pursuant			at Fair Value Pursuant
	to the Fair Value Option Election			to the Fair Value Option Election
	Gains/	Gains/	Total	Gains/	Gains/	Total
	(Losses)	(Losses)	Changes	(Losses)	(Losses)	Changes
	Principal	Other	in Fair	Principal	Other	in Fair
	Transactions	Revenues	Value	Transactions	Revenues	Value

Assets:
Receivables under resale agreements	$87	$-	$87	$28	$-	$28
Investment securities	-	1	1	-	30	30
Loans, notes and mortgages	-	1	1	-	139	139
Liabilities:
Payables under repurchase agreements	(8)	-	(8)	3	-	3
Short-term borrowings	37	-	37	93	-	93
Other payables — interest and other	-	3	3	-	16	16
Long-term borrowings	(145)	-	(145)	(506)	-	(506)

(dollars in millions)
	Changes in Fair Value For the			Changes in Fair Value For the
	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	for Items Measured			for Items Measured
	at Fair Value Pursuant			at Fair Value Pursuant
	to the Fair Value Option Election			to the Fair Value Option Election
	Gains/	Gains/	Total	Gains/	Gains/	Total
	(Losses)	(Losses)	Changes	(Losses)	(Losses)	Changes
	Principal	Other	in Fair	Principal	Other	in Fair
	Transactions	Revenues	Value	Transactions	Revenues	Value

Assets:
Receivables under resale agreements	$(6)	$-	$(6)	$15	$-	$15
Investment securities	-	49	49	-	46	46
Loans, notes and mortgages	-	66	66	-	94	94
Liabilities:
Payables under repurchase agreements	6	-	6	20	-	20
Short-term borrowings	151	-	151	107	-	107
Other payables — interest and other	-	(29)	(29)	-	2	2
Long-term borrowings(1)	2,582	47	2,629	2,481	(20)	2,461

(1)	Other revenues primarily represent fair value changes on non-recourse long term borrowings issued by consolidated VIEs.

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

Loans, notes and mortgages and loan commitments

Merrill Lynch made the fair value option election for certain corporate loans because the loans are risk managed on a fair value basis. Upon the acquisition of Merrill Lynch by Bank of America, Merrill Lynch also made the fair value option election for certain mortgage, corporate, and leveraged loans and loan commitments. The changes in the fair value of loans, notes and mortgages and loan commitments, for which the fair value option was elected, that were attributable to changes in borrower-specific credit risk were not material for the three and six months ended June 30, 2011 and June 30, 2010.

As of June 30, 2011 and December 31, 2010, the aggregate fair value of loans, notes and mortgages for which the fair value option election has been made that were 90 days or more past due was $35 million and $32 million, respectively, and the aggregate fair value of loans, notes, and mortgages that were in non-accrual status was $138 million and $32 million, respectively. As of both June 30, 2011 and December 31, 2010, the unpaid principal amount due exceeded the aggregate fair value of such loans, notes and mortgages that are 90 days or more past due and/or in non-accrual status by $173 million.

Short-term and long-term borrowings

Merrill Lynch made the fair value option election for certain short-term and long-term borrowings that are risk managed on a fair value basis (e.g., structured notes) and/or for which hedge accounting under Derivatives Accounting had been difficult to obtain. The majority of the fair value changes on long-term borrowings are from structured notes with coupon or repayment terms that are linked to the performance of debt and equity securities, indices, currencies or commodities. Excluding (losses) gains for the three and six months ended June 30, 2011 and June 30, 2010 related to changes in Merrill Lynch’s credit spreads, the majority of the (losses) gains for the respective periods are offset by gains (losses) on derivatives that economically hedge these borrowings and that are accounted for at fair value under Derivatives Accounting. The changes in the fair value of liabilities for which the fair value option election was made that were attributable to changes in Merrill Lynch’s credit spreads were gains of approximately $0.1 billion and losses of approximately $0.2 billion for the three and six months ended June 30, 2011, and gains of approximately $1.2 billion and $1.4 billion for the three and six months ended June 30, 2010. Changes in Merrill Lynch specific credit risk are derived by isolating fair value changes due to changes in Merrill Lynch’s credit spreads as observed in the secondary cash market.

The fair value option election was also made for certain non-recourse long-term borrowings and secured borrowings issued by consolidated VIEs. The fair value of these borrowings is not materially affected by changes in Merrill Lynch’s creditworthiness.

The following tables present the difference between fair values and the aggregate contractual principal amounts of receivables under resale agreements, receivables under securities borrowed transactions, loans, notes, and mortgages and long-term borrowings for which the fair value option election has been made as of June 30, 2011 and December 31, 2010.

(dollars in millions)
		Principal
	Fair Value	Amount
	at	Due Upon
	June 30, 2011	Maturity	Difference

Assets:
Receivables under resale agreements	$91,164	$90,859	$305
Receivables under securities borrowed transactions	2,175	2,269	(94)
Loans, notes and mortgages	2,621	3,962	(1,341)
Liabilities:
Long-term borrowings(1)	41,034	43,224	(2,190)

(1)	The majority of the difference relates to the impact of the widening of Merrill Lynch’s credit spreads since issuance and the change in fair value of non-recourse debt issued by consolidated VIEs.

(dollars in millions)
		Principal
	Fair Value	Amount
	at	Due Upon
	December 31, 2010	Maturity	Difference

Assets:
Receivables under resale agreements(1)	$74,255	$73,941	$314
Receivables under securities borrowed transactions	1,672	1,672	-
Loans, notes and mortgages	3,190	4,518	(1,328)
Liabilities:
Long-term borrowings(2)	39,214	43,014	(3,800)

(1)	The fair value and principal amount due upon maturity of receivables under resale agreements have been revised from approximately $51 billion for each (as previously reported) to approximately $74 billion.

(2)	The majority of the difference relates to the impact of the widening of Merrill Lynch’s credit spreads since issuance and the change in fair value of non-recourse debt issued by consolidated VIEs.

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

The following disclosures represent financial instruments for which the ending balances at June 30, 2011 and December 31, 2010 are not carried at fair value in their entirety on Merrill Lynch’s Condensed Consolidated Balance Sheets.

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

The book and fair values of certain financial instruments at June 30, 2011 and December 31, 2010 were as follows:

(dollars in millions)
	June 30, 2011		December 31, 2010
	Book Value	Fair Value	Book Value	Fair Value

Financial assets
Loans, notes and mortgages(1)	$23,883	$23,213	$25,803	$24,383
Financial liabilities
Deposits	13,394	13,394	12,826	12,826
Long-term borrowings(2)	132,347	133,717	132,427	131,694

(1)	Loans are presented net of the allowance for loan losses.

(2)	Includes junior subordinated notes (related to trust preferred securities).

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

2.	Merrill Lynch uses foreign-exchange forward contracts, foreign-exchange options, and currency swaps to hedge its net investments in foreign operations, as well as other foreign currency exposures (e.g., non-U.S. dollar denominated debt and expenses). These derivatives are used to mitigate the impact of changes in exchange rates. Changes in the fair value of these derivatives are reported in other revenue, unless net investment hedge accounting is applied.

3.	Merrill Lynch enters into futures, swaps, options and forward contracts to manage the price risk of certain commodity inventory and forecasted commodity purchases and sales. Changes in fair value of these derivatives are reported in principal transaction revenues, unless cash flow hedge accounting is applied.

4.	Merrill Lynch enters into CDS to manage the credit risk on certain loans that are not part of trading activities. Changes in the fair value of these derivatives are reported in other revenue.

Derivatives that qualify as accounting hedges under the guidance in Derivatives Accounting are designated as one of the following:

1.	A hedge of the fair value of a recognized asset or liability (“fair value hedge”). Changes in the fair value of derivatives that are designated and qualify as fair value hedges of interest rate risk, foreign exchange risk and commodity price risk, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings as interest expense or principal transactions.

2.	A hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in OCI until earnings are affected by the variability of cash flows of the hedged asset or liability or when the forecasted purchase or sale occurs.

3.	A hedge of a net investment in a foreign operation (“net investment hedge”). Changes in the fair value of derivatives that are designated and qualify as hedges of a net investment in a foreign operation are recorded in the foreign currency translation adjustment account within OCI. Changes in the fair value of the hedging instruments that are associated with the difference between the spot rate and the contracted forward rate are recorded in current period earnings in interest expense.

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

Hedge accounting activity for 2011 and 2010 included the following:

Fair value hedges

(dollars in millions)
	2011			2010
		Hedged	Hedge		Hedged	Hedge
	Derivative(1)	Item(1)(2)	Ineffectiveness(1)	Derivative(1)	Item(1)(2)	Ineffectiveness(1)

For the three months ended June 30:
Interest rate risk on USD denominated long-term debt	$487	$(603)	$(116)	$1,114	$(1,250)	$(136)
Interest rate risk on foreign currency denominated long-term debt	407	(464)	(57)	(692)	562	(130)
Commodity price risk on commodity inventory	20	(20)	-	(15)	15	-
For the six months ended June 30:
Interest rate risk on USD denominated long-term debt	145	(356)	(211)	1,387	(1,626)	(239)
Interest rate risk on foreign currency denominated long-term debt	680	(786)	(106)	(1,252)	1,014	(238)
Commodity price risk on commodity inventory	16	(16)	-	42	(46)	(4)

	2011		2010
	Trading	Trading	Trading	Trading
	Assets	Liabilities	Assets	Liabilities

As of June 30, 2011 and December 31, 2010:
Carrying value of hedging derivatives
Long-term debt	$4,949	$61	$4,442	$484
Commodity inventory	34	3	80	6
Notional amount of hedging derivatives
Long-term debt	57,090	3,174	43,924	13,967
Commodity inventory	155	12	232	14

(1)	Amounts are recorded in interest expense for long-term debt and principal transactions for commodity inventory.
(2)	Excludes the impact of purchase accounting adjustments made to certain long-term borrowings in connection with the acquisition of Merrill Lynch by Bank of America.

Cash flow hedges

(dollars in millions)
	2011			2010
		Gains			Gains	Hedge
	Gains	(losses) in	Hedge	Gains	(losses) in	Ineffectiveness
	(losses)	Income	Ineffectiveness	(losses)	Income	and Amounts
	Recognized in	Reclassified	and Amounts	Recognized in	Reclassified	Excluded
	Accumulated	from	Excluded from	Accumulated	from	from
	OCI on	Accumulated	Effectiveness	OCI on	Accumulated	Effectiveness
	derivatives	OCI(1)	Testing(1)	derivatives	OCI(1)	Testing(1)

For the three months ended June 30:
Commodity price risk on forecasted purchases and sales(2)	$(1)	$1	$-	$(5)	$10	$14
For the six months ended June 30:
Commodity price risk on forecasted purchases and sales(2)	(9)	3	(2)	27	13	14

	2011		2010
	Trading	Trading	Trading	Trading
	Assets	Liabilities	Assets	Liabilities

As of June 30, 2011 and December 31, 2010:
Carrying value of hedging derivatives	$89	$14	$109	$5
Notional amount of hedging derivatives	247	178	255	134

(1)	Amounts are recorded in principal transactions.
(2)	Amount that is expected to be reclassified into earnings in the next 12 months included in principal transactions is $(4) million and $12 million at June 30, 2011 and June 30, 2010, respectively.

Net investment hedges of foreign operations

(dollars in millions)
	2011			2010
		Gains	Hedge		Gains	Hedge
		(losses) in	Ineffectiveness		(losses) in	Ineffectiveness
	Gains	Income	and Amounts	Gains	Income	and Amounts
	(losses)	Reclassified	Excluded	(losses)	Reclassified	Excluded
	Recognized in	from	from	Recognized in	from	from
	Accumulated	Accumulated	Effectiveness	Accumulated	Accumulated	Effectiveness
	OCI	OCI(1)	Testing(2)	OCI	OCI(1)	Testing(2)

For the three months ended June 30:
Foreign exchange risk	$(494)	$-	$(87)	$277	$-	$(52)
For the six months ended June 30:
Foreign exchange risk	(961)	(3)	(157)	847	-	(89)

	2011	2010

As of June 30, 2011 and December 31, 2010:
Carrying value of hedging derivatives
Trading assets	$349	$468
Trading liabilities	896	930
Carrying value of non-derivative hedges
Long-term borrowings	358	536
Notional amount of hedging derivatives
in an asset position	10,011	6,639
in a liability position	18,364	19,180

(1)	Amounts are recorded in other revenue.
(2)	Amounts are recorded in interest expense.

Net gains (losses) on economic hedges

(dollars in millions)
	2011(1)	2010(1)

For the three months ended June 30:
Interest rate risk	$77	$413
Foreign currency risk	1,055	(3,036)
Credit risk	(2)	18
For the six months ended June 30:
Interest rate risk	(4)	469
Foreign currency risk	3,146	(5,730)
Credit risk	(17)	6

(1)	Amounts are recorded in other revenue.

The amounts in the “Net gains (losses) on economic hedges” table above represent net gains (losses) on derivatives that are not used for trading purposes and are not used in accounting hedging relationships. Interest rate risk primarily relates to derivatives used to economically hedge long-term borrowings. Foreign currency risk primarily relates to economic hedges of foreign currency denominated transactions that generate earnings upon remeasurement in accordance with ASC 830-20, Foreign Currency Transactions (“Foreign Currency Transactions”). As both the remeasurement of the foreign currency risk on the transaction and the changes in fair value of the derivative are recorded in earnings, hedge accounting is not applied. Credit risk relates to credit default swaps used to economically manage the credit risk on certain loans not included in trading activities.

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

The following tables identify the primary risk for derivative instruments at June 30, 2011 and December 31, 2010. The primary risk is provided on a gross basis, prior to the application of the impact of counterparty and cash collateral netting.

(dollars in millions)
	As of June 30, 2011
	Contract/	Trading Assets-	Contract/	Trading Liabilities-
	Notional(1)	Derivative Contracts	Notional(1)	Derivative Contracts

Interest rate contracts
Swaps	$9,818,779	$427,697	$9,477,591	$431,509
Futures and forwards	2,077,210	1,120	2,223,339	1,061
Written options	-	-	1,742,318	44,294
Purchased options	1,793,824	46,578	-	-
Foreign exchange contracts
Swaps	88,770	10,237	96,106	11,052
Spot, futures and forwards	105,787	4,598	106,422	5,576
Written options	-	-	280,112	9,645
Purchased options	292,043	8,468	-	-
Equity contracts
Swaps	19,616	1,161	20,835	1,389
Futures and forwards	51,155	2,483	55,918	2,441
Written options	-	-	504,445	16,979
Purchased options	236,117	16,827	-	-
Commodity contracts
Swaps	43,624	5,877	42,690	6,402
Futures and forwards	269,794	4,195	264,696	2,991
Written options	-	-	119,438	7,986
Purchased options	119,231	7,689	-	-
Credit derivatives
Purchased protection:
Credit default swaps	154,457	20,550	111,481	3,152
Total return swaps	4,491	202	2,268	325
Other Credit Derivatives	2,175	16	40	-
Written protection:
Credit default swaps	109,879	3,609	153,347	14,244
Total return swaps	3,185	280	4,938	497
Other Credit Derivatives	-	-	861	9

Gross derivative assets/liabilities	$15,190,137	$561,587	$15,206,845	$559,552

Less: Legally enforceable master netting		(500,613)		(500,613)
Less: Cash collateral applied		(25,986)		(27,260)

Total derivative assets and liabilities		$34,988		$31,679

(1)	These amounts include trading derivatives, non-trading derivatives and bifurcated embedded derivatives.

(dollars in millions)
	As of December 31, 2010
	Contract/	Trading Assets-	Contract/	Trading Liabilities-
	Notional(1)	Derivative Contracts	Notional(1)	Derivative Contracts

Interest rate contracts
Swaps	$8,492,025	$452,115	$8,333,391	$452,564
Futures and forwards	1,916,110	1,549	1,955,861	1,608
Written options	-	-	1,708,493	46,064
Purchased options	1,836,089	48,185	-	-
Foreign exchange contracts
Swaps	93,721	10,396	98,987	11,947
Spot, futures and forwards	118,363	5,637	105,671	5,702
Written options	-	-	280,290	10,673
Purchased options	273,375	10,501	-	-
Equity contracts
Swaps	17,411	1,622	20,764	1,871
Futures and forwards	35,483	2,897	43,257	2,122
Written options	-	-	221,791	15,677
Purchased options	174,313	15,338	-	-
Commodity contracts
Swaps	39,284	8,872	50,710	9,158
Futures and forwards	215,588	4,122	198,130	2,817
Written options	-	-	86,241	6,628
Other Credit Derivatives	84,554	6,565	-	-
Credit derivatives
Purchased protection:
Credit default swaps	322,230	29,670	251,679	8,001
Total return swaps	2,127	301	3,243	208
Other Credit Derivatives	440	8	47	-
Written protection:
Credit default swaps	248,509	7,978	326,448	23,755
Total return swaps	3,802	245	1,607	475
Other Credit Derivatives	-	-	214	1

Gross derivative assets/liabilities	$13,873,424	$606,001	$13,686,824	$599,271

Less: Legally enforceable master netting		(538,055)		(538,055)
Less: Cash collateral applied		(28,575)		(29,019)

Total derivative assets and liabilities		$39,371		$32,197

(1)	These amounts include trading derivatives, non-trading derivatives and bifurcated embedded derivatives.

Trading revenues

Merrill Lynch enters into trading derivatives and non-derivative cash instruments to facilitate client transactions, for trading and financing purposes, and to manage risk exposures arising from trading assets and liabilities. The resulting risk from derivatives and non-derivative cash instruments is managed on a portfolio basis as part of Merrill Lynch’s sales and trading activities and the related revenue is recorded on different income statement line items, including principal transactions, commissions, other revenues and net interest income (expense).

Sales and trading revenue includes changes in fair value and realized gains and losses on the sales of trading and other assets, which are included in principal transactions and other revenues, net interest income, and commissions. Initial trading related revenue is generated by the difference in the client price for an instrument and the price at which the trading desk can execute the trade in the dealer market. That revenue is included within principal transactions on the Condensed Consolidated

Statement of Earnings (Loss). For equity securities, commissions related to purchases and sales are recorded in commissions on the Condensed Consolidated Statement of Earnings (Loss). Changes in the fair value of these equity securities are included in principal transactions. These amounts are reflected in equity risk in the tables below. For debt securities, revenue, with the exception of interest, is typically included in principal transactions. Unlike commissions for equity securities, the initial revenue related to broker/dealer services for debt securities is included in the pricing of the instrument rather than charged through separate fee agreements. Therefore, this revenue is recorded in principal transactions as part of the initial mark to fair value. In transactions where Merrill Lynch acts as an agent, fees are earned and recorded in commissions. In the tables below, most sovereign government debt securities are reflected in interest rate risk. All other government debt securities (including, for example, municipal bonds and emerging markets sovereign debt) and corporate debt securities are included in credit risk.

For derivatives, revenue is typically included in principal transactions. Similar to debt securities, the initial revenue related to dealer services is included in the initial pricing of the instrument rather than charged through separate fee agreements. Therefore, this revenue is recorded in principal transactions as part of the initial mark to fair value. In transactions where Merrill Lynch acts as agent, which includes exchange traded futures and options, fees are earned and recorded in commissions. Derivatives are included in the tables below based on their predominant risk (e.g., credit default swaps are included in credit risk.)

Certain instruments, primarily available-for-sale securities and loans, are not considered trading assets or liabilities. Gains/losses on sales and changes in fair value of these instruments, where applicable (e.g., the fair value option has been elected), are recorded in other revenues. These instruments are typically reflected in credit risk.

Interest revenue for debt securities and loans is included in net interest income (expense).

The following tables identify the amounts in the income statement line items attributable to trading and non-trading activities, including both derivatives and non-derivative cash instruments categorized by primary risk for the three and six months ended June 30, 2011 and June 30, 2010.

Non-trading related amounts include activities in connection with principal investment, wealth management, and certain lending activities; economic hedging activity discussed in the Non-trading derivatives section above; and the impact of changes in Merrill Lynch’s own creditworthiness on borrowings accounted for at fair value.

Trading and Non-Trading Related Revenue for Derivative and Non-Derivative Cash Instruments

(dollars in millions)
For The Three Months	Principal		Other	Net Interest
Ended June 30, 2011	Transactions	Commissions	Revenues(1)	Income (Expense)	Total

Interest Rate Risk	$230	$21	$6	$197	$454
Foreign Exchange Risk	44	-	-	4	48
Equity Risk	1,401	765	28	(905)	1,289
Commodity Risk	174	-	-	(28)	146
Credit Risk	165	14	147	717	1,043

Total trading — related	2,014	800	181	(15)	2,980
Non-trading related	159	647	920	(869)	857

Total	$2,173	$1,447	$1,101	$(884)	$3,837

Trading and Non-Trading Related Revenue for Derivative and Non-Derivative Cash Instruments

(dollars in millions)
For The Six Months	Principal		Other	Net Interest
Ended June 30, 2011	Transactions	Commissions	Revenues(1)	Income (Expense)	Total

Interest Rate Risk	$350	$43	$19	$380	$792
Foreign Exchange Risk	48	-	-	5	53
Equity Risk	1,888	1,666	58	(819)	2,793
Commodity Risk	307	-	(1)	(57)	249
Credit Risk	891	28	357	1,394	2,670

Total trading — related	3,484	1,737	433	903	6,557
Non-trading related	(140)	1,300	2,759	(1,740)	2,179

Total	$3,344	$3,037	$3,192	$(837)	$8,736

Trading and Non-Trading Related Revenue for Derivative and Non-Derivative Cash Instruments

(dollars in millions)
For The Three Months	Principal		Other	Net Interest
Ended June 30, 2010	Transactions	Commissions	Revenues(1)	Income (Expense)	Total

Interest Rate Risk	$119	$24	$23	$167	$333
Foreign Exchange Risk	(15)	-	-	-	(15)
Equity Risk	784	828	133	(658)	1,087
Commodity Risk	(87)	-	2	(31)	(116)
Credit Risk	366	10	157	808	1,341

Total trading — related	1,167	862	315	286	2,630
Non-trading related	923	615	825	(817)	1,546

Total	$2,090	$1,477	$1,140	$(531)	$4,176

Trading and Non-Trading Related Revenue for Derivative and Non-Derivative Cash Instruments

(dollars in millions)
For The Six Months	Principal		Other	Net Interest
Ended June 30, 2010	Transactions	Commissions	Revenues(1)	Income (Expense)	Total

Interest Rate Risk	$930	$42	$41	$350	$1,363
Foreign Exchange Risk	72	-	-	(1)	71
Equity Risk	1,277	1,607	169	(461)	2,592
Commodity Risk	62	-	1	(63)	-
Credit Risk	2,700	20	332	1,666	4,718

Total trading — related	5,041	1,669	543	1,491	8,744
Non-trading related	1,097	1,297	1,614	(1,727)	2,281

Total	$6,138	$2,966	$2,157	$(236)	$11,025

(1)	Includes other income and other-than-temporary impairment losses on available-for-sale debt securities.

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

Merrill Lynch’s derivatives that act as guarantees at June 30, 2011 and December 31, 2010 are summarized below:

(dollars in millions)
	Maximum
	Payout/	Less than				Carrying
	Notional	1 year	1 - 3 years	3 - 5 years	Over 5 years	Value(1)

At June 30, 2011:
Derivative contracts:
Credit derivatives:
Investment grade(2)	$119,603	$12,204	$46,115	$24,125	$37,159	$2,764
Non-investment grade(2)	152,607	16,611	33,918	39,897	62,181	11,986

Total credit derivatives	272,210	28,815	80,033	64,022	99,340	14,750
Credit related notes:
Investment grade(2)	3,306	1	13	410	2,882	3,306
Non-investment grade(2)	1,177	9	13	106	1,049	1,177

Total credit related notes	4,483	10	26	516	3,931	4,483
Other derivatives	1,725,586	435,050	384,460	204,457	701,619	55,534

Total derivative contracts	$2,002,279	$463,875	$464,519	$268,995	$804,890	$74,767

At December 31, 2010:
Derivative contracts:
Credit derivatives:
Investment grade(2)	$394,704	$35,231	$138,666	$98,617	$122,190	$13,742
Non-investment grade(2)	185,876	23,272	61,365	49,556	51,683	10,489

Total credit derivatives	580,580	58,503	200,031	148,173	173,873	24,231
Credit related notes:
Investment grade(2)	3,580	-	132	-	3,448	3,580
Non-investment grade(2)	1,358	9	20	156	1,173	1,358

Total credit related notes(3)	4,938	9	152	156	4,621	4,938
Other derivatives	1,379,874	421,080	296,885	190,062	471,847	50,505

Total derivative contracts	$1,965,392	$479,592	$497,068	$338,391	$650,341	$79,674

(1)	Derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Refers to the creditworthiness of the underlying reference obligations.
(3)	Total credit related note amounts have been revised from approximately $2.4 billion (as previously reported) to approximately $4.9 billion to reflect CDOs and CLOs held by certain consolidated VIEs.

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

Merrill Lynch economically hedges its exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, Merrill Lynch purchases credit protection with identical underlying referenced names to offset its exposure. At June 30, 2011 and December 31, 2010, the notional value and carrying value of credit protection purchased and credit protection sold by Merrill Lynch with identical underlying referenced names was:

(dollars in millions)
	Maximum
	Payout/	Less than				Carrying
	Notional	1 year	1 - 3 years	3 - 5 years	Over 5 years	Value(1)

At June 30, 2011:
Credit derivatives purchased	$239,766	$27,004	$71,672	$62,144	$78,946	$13,068
Credit derivatives sold	247,381	28,056	75,975	62,870	80,480	12,719
At December 31, 2010:
Credit derivatives purchased	$543,233	$53,741	$179,809	$140,764	$168,919	$17,875
Credit derivatives sold	567,828	57,954	198,656	147,121	164,097	21,600

(1)	Derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.

Credit related notes

Credit related notes in the guarantees above include investments in securities issued by CDO, CLO and credit linked note vehicles. These instruments are classified as trading securities. Most of the entities that issue these instruments have either the ability to enter into credit derivatives or have entered into credit derivatives that meet the definition of a guarantee (in this case, the sale of credit protection). Since most of these securities could potentially have embedded credit derivatives that would meet the definition of a guarantee, Merrill Lynch includes all of its investments in these securities above.

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

As the fair value and risk of payment under these derivative contracts are based upon market factors, such as changes in interest rates or foreign exchange rates, the carrying values in the table above reflect the best estimate of Merrill Lynch’s performance risk under these transactions at June 30, 2011 and December 31, 2010. Merrill Lynch economically hedges its exposure to these contracts by entering into a variety of offsetting derivative contracts and security positions.

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

Where Merrill Lynch has entered into legally enforceable netting agreements with counterparties, it reports derivative assets and liabilities, and any related cash collateral, net in the Condensed Consolidated Balance Sheets in accordance with ASC 210-20, Balance Sheet-Offsetting. At June 30, 2011 and December 31, 2010, cash collateral received of $26.0 billion and $28.6 billion, respectively, and cash collateral paid of $27.3 billion and $29.0 billion, respectively, was netted against derivative assets and liabilities. The enforceability of master netting agreements under bankruptcy laws in certain countries or in certain industries is not free from doubt, and receivables and payables with counterparties in these countries or industries are accordingly reported on a gross basis.

Merrill Lynch considers the impact of counterparty credit risk on the valuation of derivative contracts. Factors used to determine the credit valuation adjustments on the derivatives portfolio include current exposure levels (i.e., fair value prior to credit valuation adjustments) and expected exposure levels profiled over the maturity of the contracts. CDS market information, including either quoted single name CDS or index or other proxy CDS, is also considered. In addition, the credit valuation adjustments also take into account the netting and credit provisions of relevant agreements including collateral margin agreements and master netting agreements. During the three and six months ended June 30, 2011 and June 30, 2010, valuation adjustments (net of hedges) of approximately $0.2 billion and $0.7 billion of losses and $0.2 billion and $0.1 billion of losses, respectively, were recognized in principal transactions for counterparty credit risk. At June 30, 2011 and December 31, 2010, the cumulative counterparty credit risk valuation adjustment that was reflected in derivative assets was $6.3 billion and $5.9 billion, respectively. In addition, the fair value of derivative liabilities is adjusted to reflect the impact of Merrill Lynch’s credit quality. During the three and six months ended June 30, 2011, valuation adjustments (net of hedges) of approximately $0.1 billion in gains and $0.1 billion in losses were recognized in principal transactions for changes in Merrill Lynch’s credit risk. For the three months ended June 30, 2010, valuation adjustments were not material. For the six months ended June 30, 2010, approximately $0.1 billion in gains were recognized in principal transactions for changes in Merrill Lynch’s credit risk. At June 30, 2011 and December 31, 2010, the cumulative credit risk valuation adjustment that was reflected in the derivative liabilities balance was $0.5 billion and $0.6 billion, respectively.

Monoline derivative credit exposure at June 30, 2011 had a notional value of $30.2 billion compared with $32.0 billion at December 31, 2010. Mark-to-market monoline derivative credit exposure was $8.6 billion at June 30, 2011 compared with $8.8 billion at December 31, 2010. This decrease was driven by positive valuation adjustments on legacy assets and terminated monoline contracts. At June 30, 2011, the counterparty credit valuation adjustment related to monoline derivative exposure was $5.6 billion compared with $5.0 billion at December 31, 2010, which reduced Merrill Lynch’s net mark-to-market exposure to $3.0 billion at June 30, 2011, of which 60% related to a single counterparty. Monoline related mark-to-market losses for the three and six months ended June 30, 2011 were $258 million and $685 million, respectively, which consist of changes in valuation adjustments driven by reductions in recovery expectations, as well as hedge losses due to a breakdown in correlations during the periods.

Bank of America has guaranteed the performance of Merrill Lynch on certain derivative transactions. The aggregate amount of such derivative liabilities was approximately $2.4 billion and $2.1 billion at June 30, 2011 and December 31, 2010, respectively.

Credit-risk related contingent features

The majority of Merrill Lynch’s derivative contracts contain credit-risk-related contingent features, primarily within the ISDA agreements, that help to reduce the credit risk of these instruments as compared to other obligations of the respective counterparty with whom Merrill Lynch has transacted (e.g., other senior debt). These contingent features, which include collateral requirements, may be for the benefit of Merrill Lynch or may benefit Merrill Lynch’s counterparties in respect of changes in Merrill Lynch’s creditworthiness. At June 30, 2011 and December 31, 2010, Merrill Lynch posted collateral of $32.8 billion and $33.8 billion, respectively, under derivative contracts that were in a liability position, of which $27.3 billion and $29.0 billion, respectively, represented cash collateral, as noted above.

In connection with certain OTC derivatives transactions and other trading agreements, Merrill Lynch could be required to provide additional collateral to or terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of ML & Co. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or an amount related to the market value of the exposure. At June 30, 2011 and December 31, 2010, the amount of additional collateral and termination payments that would be required for such derivatives transactions and trading agreements was approximately $0.9 billion and $0.8 billion, respectively, in the event of a downgrade to low single-A by all credit agencies. A further downgrade of ML & Co.’s long-term senior debt credit rating to the BBB+ or equivalent level would require approximately $0.9 billion and $0.7 billion, respectively, of additional collateral at June 30, 2011 and December 31, 2010. Excluded from these amounts are potential additional collateral requirements due to contingent triggers applicable in certain derivative contracts, primarily with structured VIEs. Merrill Lynch is in the process of evaluating these requirements in the contracts.

Note 7.  Securities Financing Transactions

Merrill Lynch enters into secured borrowing and lending transactions in order to meet customers’ needs and earn residual interest rate spreads, obtain securities for settlement and finance trading inventory positions.

Under these transactions, Merrill Lynch either receives or provides collateral, including U.S. Government and agency, asset-backed, corporate debt, equity, and non-U.S. government and agency securities. Merrill Lynch receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and other loans. Under most agreements, Merrill Lynch is permitted to sell or repledge the securities received (e.g., use the securities to secure repurchase agreements, enter into securities lending transactions, or deliver to counterparties to cover short positions). At June 30, 2011 and December 31, 2010, the fair value of securities received as collateral where Merrill Lynch is permitted to sell or repledge the securities was $486 billion and $439 billion, respectively, and the fair value of the portion that had been sold or repledged was $367 billion and $332 billion, respectively. Merrill Lynch may use securities received as collateral for resale agreements to satisfy regulatory requirements such as Rule 15c3-3 of the Securities Exchange Act of 1934.

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

Merrill Lynch pledges assets to collateralize repurchase agreements and other secured financings. Pledged securities that can be sold or repledged by the secured party are parenthetically disclosed in trading assets on the Condensed Consolidated Balance Sheets. The carrying value and classification of securities owned by Merrill Lynch that have been pledged to counterparties where those counterparties do not have the right to sell or repledge at June 30, 2011 and December 31, 2010 are as follows:

(dollars in millions)
	June 30, 2011	December 31, 2010

Trading asset category
Equities and convertible debentures	$7,467	$8,199
Corporate debt and preferred stock	11,093	14,320
U.S. Government and agencies	16,162	26,381
Non-U.S. governments and agencies	1,667	1,424
Mortgages, mortgage-backed, and asset-backed securities	2,301	3,480
Municipals and money markets	579	1,980

Total	$39,269	$55,784

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

Note 8.  Investment Securities

Investment securities on the Condensed Consolidated Balance Sheets include:

•	Investments within the scope of Investment Accounting that are held by ML & Co. and certain of its non-broker-dealer subsidiaries consist of debt securities held-for-investment and liquidity and collateral management purposes that are classified as available-for-sale, and debt securities that Merrill Lynch intends to hold until maturity.

•	Non-qualifying investments are those that are not within the scope of Investment Accounting and consist principally of equity investments, including investments in partnerships and joint ventures. Included in non-qualifying investments are investments accounted for under the equity method of accounting, which consist of investments in (i) partnerships and certain limited liability corporations where Merrill Lynch has more than a minor influence (generally defined as three to five percent interest) and (ii) corporate entities where Merrill Lynch has the ability to exercise significant influence over the investee (generally defined as ownership and voting interest of 20% to 50%). Also included in non-qualifying investments are private equity investments that Merrill Lynch holds for capital appreciation and/or current income and which are accounted for at fair value in accordance with the Investment Company Guide, as well as private equity investments accounted for at fair value under the fair value option election. The fair value of such private equity investments reflects expected exit values based upon market prices or other valuation methodologies, including market comparables of similar companies and discounted expected cash flows.

Investment securities reported on the Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010 are presented below.

(dollars in millions)
	June 30, 2011	December 31, 2010

Investment securities
Available-for-sale	$2,067	$5,091
Held-to-maturity	-	245
Non-qualifying(1)
Equity investments(2)	8,170	10,437
Other investments	2,350	1,996

Total	$12,587	$17,769

(1)	Investments that are non-qualifying for Investment Accounting purposes.

(2)	The December 31, 2010 balance includes Merrill Lynch’s investment in BlackRock, Inc., which consisted of approximately 13.6 million preferred shares. The carrying value and fair value of this investment was

$2.2 billion and $2.6 billion, respectively, at December 31, 2010. During the second quarter of 2011, Merrill Lynch sold its remaining investment in BlackRock, Inc., resulting in a pre-tax gain of $377 million.

For the three and six months ended June 30, 2011, OTTI losses related to non-agency mortgage-backed available-for-sale securities were $10 million and $46 million, respectively. For the three and six months ended June 30, 2010, OTTI losses related to non-agency mortgage-backed available-for-sale securities were $39 million and $125 million, respectively. Net impairment losses recognized in earnings represent the credit component of OTTI losses on AFS debt securities and total OTTI losses for AFS debt securities that Merrill Lynch does not intend to hold to recovery. Those amounts were $8 million and $44 million for the three and six months ended June 30, 2011 and $37 million and $123 million for the three and six months ended June 30, 2010, respectively. Refer to Note 1 for Merrill Lynch’s accounting policy regarding other-than-temporary-impairment of investment securities.

Information regarding investment securities subject to Investment Accounting follows.

(dollars in millions)
	June 30, 2011

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale
Mortgage-backed securities:
Agency residential mortgage backed securities	$407	$-	$(10)	$397
Agency collateralized mortgage obligations	55	-	-	55
Non-agency	560	34	(57)	537

Subtotal	1,022	34	(67)	989
Non-U.S. securities	594	-	-	594
U.S. Government and agencies	398	-	-	398
Corporate bonds	86	-	-	86

Total Available-for-Sale Securities	$2,100	$34	$(67)	$2,067

(dollars in millions)
	December 31, 2010

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale
Mortgage-backed securities:
Agency residential mortgage backed securities	$3,918	$-	$(49)	$3,869
Agency collateralized mortgage obligations	61	-	-	61
Non-agency	739	68	(76)	731

Subtotal	4,718	68	(125)	4,661
U.S. Government and agencies	430	-	-	430

Total Available-for-Sale Securities	5,148	68	(125)	5,091

Held-to-Maturity
Corporate debt and municipal	245	-	-	245

Total	$5,393	$68	$(125)	$5,336

The following table presents fair value and unrealized losses, after hedges, for available-for-sale securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2011.

(dollars in millions)
	Less Than 1 Year		More than 1 Year		Total
		Unrealized		Unrealized		Unrealized
Asset Category	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Agency residential mortgage backed securities	$397	$(10)	$-	$-	$397	$(10)
Non-agency	92	(6)	127	(51)	219	(57)

Total	$489	$(16)	$127	$(51)	$616	$(67)

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

The amortized cost and fair value of available-for-sale debt securities by expected maturity for mortgage-backed securities and contractual maturity for other debt securities at June 30, 2011 are as follows:

(dollars in millions)
	Available-for-Sale
	Amortized	Fair
	Cost	Value

Due in one year or less	$1,147	$1,136
Due after one year through five years	308	308
Due after five years through ten years	78	65
Due after ten years	567	558

Total(1)	$2,100	$2,067

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay their obligations with or without prepayment penalties.

The proceeds and gross realized gains (losses) from the sale of available-for-sale securities during the three and six months ended June 30, 2011 and June 30, 2010 are as follows:

(dollars in millions)
	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2011	June 30, 2010	June 30, 2010

Proceeds	$1,866	$3,453	$1,400	$14,827
Gross realized gains	-	44	60	406
Gross realized losses	4	4	(253)	(255)

At June 30, 2011 and December 31, 2010, Merrill Lynch held certain investments that were accounted for under the equity method of accounting, none of which were individually material.

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

The tables below present the assets and liabilities of consolidated and unconsolidated VIEs if Merrill Lynch has continuing involvement with transferred assets or if Merrill Lynch otherwise has a variable interest in the VIE. For consolidated VIEs, these amounts are net of intercompany balances. The tables also present Merrill Lynch’s maximum exposure to loss resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which Merrill Lynch holds a variable interest as of June 30, 2011 and December 31, 2010. Merrill Lynch’s maximum exposure to loss is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on Merrill Lynch’s Condensed Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. Merrill Lynch’s maximum exposure to loss does not include losses previously recognized.

Merrill Lynch invests in ABS issued by third party VIEs with which it has no other form of involvement. These securities are described in more detail in Note 8. In addition, Merrill Lynch uses VIEs such as trust preferred securities trusts in connection with its funding activities (see Note 12).

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

Securitization activity for residential and commercial mortgages during the three and six months ended June 30, 2011 included cash proceeds from new securitizations of $1.2 billion. There were no cash proceeds for the three and six months ended June 30, 2010. Cash flows received on residual interests were $3.6 million and $7.1 million for the three and six months ended June 30, 2011, respectively, compared to $6.8 million and $13.6 million for the three and six months ended June 30, 2010, respectively.

The following table summarizes certain information related to Loan VIEs in which Merrill Lynch is either the transferor, servicer or sponsor and holds a variable interest as of June 30, 2011 and December 31, 2010.

(dollars in millions)
			Non-Agency
	Agency		Prime		Subprime		Commercial Mortgage		Alt-A
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Unconsolidated VIEs:
Maximum loss exposure(1)	$2	$-	$25	$28	$150	$168	$193	$187	$15	$-

Senior securities held(2)
Trading assets	$2	$-	$2	$6	$11	$23	$54	$74	$15	$-
Investment securities	-	-	6	6	17	22	-	-	-	-
Subordinated securities held (2)
Trading assets	-	-	-	-	6	11	-	-	-	-
Residual interests held	-	-	6	6	-	-	84	50	-	-

Total retained securities	$2	$-	$14	$18	$34	$56	$138	$124	$15	$-

Principal balance outstanding(3)	$538	$-	$284	$636	$7,135	$18,857	$25,670	$24,891	$210	$-

Consolidated VIEs:
Maximum loss exposure(1)	$-	$-	$32	$46	$12	$12	$-	$-	$-	$-

Derivative contracts	$-	$-	$26	$41	$-	$-	$-	$-	$-	$-
Loans, notes, and mortgages	-	-	-	-	-	-	-	-	-	-
Other assets	-	-	6	5	12	12	-	-	-	-

Total assets	$-	$-	$32	$46	$12	$12	$-	$-	$-	$-

Long-term borrowings	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Derivative contracts	-	-	-	-	-	-	-	-	-	-
Other liabilities	-	-	-	9	-	-	-	-	-	-

Total liabilities	$-	$-	$-	$9	$-	$-	$-	$-	$-	$-

(1)	Maximum loss exposure excludes liabilities for representations and warranties.
(2)	Substantially all of the securities were in Level 2 in the fair value hierarchy.
(3)	Principal balance outstanding includes those loans that Merrill Lynch transferred and with which it has continuing involvement.

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

Merrill Lynch also provides default protection or credit enhancement to investors in certain municipal bond trusts whereby Merrill Lynch guarantees the payment of interest and principal on floating-rate certificates issued by these trusts. If an investor holds the residual interest, that investor typically has the unilateral ability to liquidate the trust at any time, while Merrill Lynch typically has the ability to trigger the liquidation of that trust only if the market value of the bonds held in the trust declines below a specified threshold. The weighted average remaining life of bonds held in the trusts at June 30, 2011 was 11.70 years.

The following table summarizes certain information related to municipal bond trusts in which Merrill Lynch holds a variable interest as of June 30, 2011 and December 31, 2010.

(dollars in millions)
	June 30, 2011			December 31, 2010
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Maximum Loss Exposure	$4,230	$1,302	$5,532	$4,451	$1,543	$5,994

On-balance sheet assets
Trading assets	$4,230	$182	$4,412	$4,451	$255	$4,706

Total	$4,230	$182	$4,412	$4,451	$255	$4,706

On-balance sheet liabilities
Short-term borrowings	$4,175	$-	$4,175	$4,642	$-	$4,642
Payables to Bank of America	3	-	3	2	-	2

Total	$4,178	$-	$4,178	$4,644	$-	$4,644

Total assets of VIEs	$4,230	$1,526	$5,756	$4,451	$1,706	$6,157

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

In the three and six months ended June 30, 2011, Merrill Lynch was the transferor of assets into unconsolidated municipal bond trusts and received cash proceeds from new securitizations of $260 million and $327 million, respectively, as compared with $370 million and $783 million, respectively, in the three and six months ended June 30, 2010. At June 30, 2011 and December 31, 2010, the principal balance outstanding for unconsolidated municipal bond securitization trusts for which Merrill Lynch was the transferor was $1.5 billion and $1.7 billion, respectively.

Merrill Lynch’s liquidity commitments to unconsolidated municipal bond trusts totaled $1.1 billion and $1.3 billion at June 30, 2011 and December 31, 2010, respectively.

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

The following table summarizes certain information related to CDO vehicles in which Merrill Lynch holds a variable interest as of June 30, 2011 and December 31, 2010.

(dollars in millions)
	June 30, 2011			December 31, 2010
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Maximum Loss Exposure	$2,422	$2,530	$4,952	$2,216	$2,987	$5,203

On-balance sheet assets
Trading assets	$2,613	$442	$3,055	$2,727	$569	$3,296
Derivative contracts	-	735	735	-	890	890
Receivables from Bank of America	4	-	4	-	-	-
Other assets	62	121	183	3	123	126

Total	$2,679	$1,298	$3,977	$2,730	$1,582	$4,312

On-balance sheet liabilities
Derivative contracts	$-	$17	$17	$-	$8	$8
Long-term borrowings	3,169	-	3,169	3,161	-	3,161

Total	$3,169	$17	$3,186	$3,161	$8	$3,169

Total assets of VIEs	$2,679	$36,314	$38,993	$2,730	$42,782	$45,512

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

At June 30, 2011, Merrill Lynch had $948 million notional amount of super senior CDO liquidity exposure including derivatives and other exposures with third parties that hold super senior cash positions on Merrill Lynch’s behalf and to certain synthetic CDOs through which Merrill Lynch is obligated to purchase super senior CDO securities at par value if the CDO vehicles need cash to make payments due under CDS written by the CDO vehicles.

Liquidity-related commitments also include $2.0 billion notional amount of derivative contracts with unconsolidated VIEs, principally CDO vehicles, which hold non-super senior CDO debt securities. These derivatives are included in the $2.0 billion notional amount of derivative contracts through which Merrill Lynch obtains funding from third party VIEs, discussed in Note 6.

Merrill Lynch’s $2.9 billion of aggregate liquidity exposure to CDOs at June 30, 2011 is included in the above table to the extent that Merrill Lynch sponsored the CDO vehicle or the liquidity exposure to the CDO vehicle is more than insignificant as compared to total assets of the CDO vehicle. Liquidity exposure included in the table is reported net of previously recorded losses.

Customer Vehicles

Customer vehicles include credit-linked and equity-linked note vehicles and repackaging vehicles, which are typically created on behalf of customers who wish to obtain exposure to a specific company or financial instrument. Credit-linked and equity-linked note vehicles issue notes which pay a return that is linked to the specific credit or equity risk. The vehicles purchase high-grade assets as collateral and enter into CDS or equity derivatives to synthetically create the credit or equity risk required to pay the specified return on the notes issued by the vehicles. Repackaging vehicles issue notes that are designed to incorporate risk characteristics desired by customers of Merrill Lynch. The vehicles hold debt instruments such as corporate bonds, convertible bonds or ABS with the desired credit risk profile. Merrill Lynch enters into derivatives with the vehicles to change the interest rate or currency profile of the debt instruments. If a vehicle holds convertible bonds and Merrill Lynch retains the conversion option, Merrill Lynch is deemed to have a controlling financial interest and consolidates the vehicle.

The following table summarizes certain information related to customer vehicles in which Merrill Lynch holds a variable interest as of June 30, 2011 and December 31, 2010.

(dollars in millions)
	June 30, 2011			December 31, 2010
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated(1)	Total

Maximum Loss Exposure	$3,930	$2,113	$6,043	$3,457	$2,083	$5,540

On-balance sheet assets
Trading assets	$3,838	$224	$4,062	$3,397	$217	$3,614
Derivative contracts	-	746	746	-	728	728
Other assets	1,980	-	1,980	1,430	-	1,430

Total	$5,818	$970	$6,788	$4,827	$945	$5,772

On-balance sheet liabilities
Derivative contracts	$2	$59	$61	$1	$24	$25
Short-term borrowings	230	-	230	-	-	-
Long-term borrowings	4,268	-	4,268	3,430	-	3,430
Other liabilities	2	476	478	-	750	750

Total	$4,502	$535	$5,037	$3,431	$774	$4,205

Total assets of VIEs	$5,818	$5,878	$11,696	$4,827	$5,952	$10,779

(1)	Maximum loss exposure, trading assets and other liabilities have been revised from $2,603 million, $737 million and $140 million, respectively (as previously reported) to $2,083 million, $217 million and $750 million, respectively.

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

Merrill Lynch is typically the counterparty for the credit and equity derivatives, and it may invest in securities issued by the vehicles. Merrill Lynch may also enter into interest rate and foreign currency derivatives with the vehicles. Merrill Lynch had approximately $859 million of other liquidity commitments, including written put options and collateral value guarantees, with unconsolidated credit-linked and equity-linked note vehicles at June 30, 2011.

Merrill Lynch’s maximum exposure to loss from customer vehicles includes the notional amount of the credit or equity derivatives to which it is counterparty, net of losses previously recorded, and Merrill Lynch’s investment, if any, in securities issued by the vehicles. It has not been reduced to reflect the benefit of offsetting swaps with the customers or collateral arrangements.

Real Estate and other VIEs

Real Estate and other VIEs primarily includes a real estate investment fund that is a VIE, investments in VIEs that hold investment property, certain hedge fund investment entities, and residential agency resecuritizations.

The following table summarizes certain information related to Real Estate and other VIEs in which Merrill Lynch holds a variable interest as of June 30, 2011 and December 31, 2010.

(dollars in millions)
	June 30, 2011			December 31, 2010
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated(1)	Total

Maximum Loss Exposure	$527	$2,643	$3,170	$857	$3,389	$4,246

On-balance sheet assets
Trading assets	$113	$749	$862	$263	$1,326	$1,589
Derivative contracts	-	196	196	-	227	227
Investment securities	261	61	322	309	73	382
Loans, notes, and mortgages	111	1,254	1,365	221	1,368	1,589
Other assets	67	383	450	147	395	542

Total	$552	$2,643	$3,195	$940	$3,389	$4,329

On-balance sheet liabilities
Long-term borrowings	$24	$-	$24	$83	$-	$83
Other liabilities	178	-	178	44	-	44

Total	$202	$-	$202	$127	$-	$127

Total assets of VIEs	$552	$18,570	$19,122	$940	$20,614	$21,554

(1)	Maximum loss exposure, trading assets and total assets of VIEs have been revised from $2,150 million, $86 million and $6,391 million, respectively (as previously reported), to $3,389 million, $1,326 million and $20,614 million, respectively.

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

Other Asset-backed Financing Arrangements

Prior to 2011, Merrill Lynch transferred pools of securities to certain independent third parties and provided financing for approximately 75 percent of the purchase price under asset-backed financing arrangements. At June 30, 2011 and December 31, 2010, Merrill Lynch’s maximum loss exposure under these financing arrangements was $6.0 billion and $6.5 billion, respectively, substantially all of which was recorded as loans, notes and mortgages on Merrill Lynch’s Condensed Consolidated Balance Sheet. All principal and interest payments have been received when due in accordance with their contractual terms. These arrangements are not included in the tables above because the purchasers are not VIEs.

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

The table below presents information on Merrill Lynch’s loans outstanding at June 30, 2011 and December 31, 2010.

Age Analysis of Outstanding Loans
(dollars in millions)
	June 30, 2011
					Total Current		Loans
	30-59 Days	60-89 Days	90 Days or more	Total Past	or Less Than	Nonperforming	Measured at	Total
	Past Due	Past Due	Past Due	Due	30 Days Past Due	Loans(1)	Fair Value	Outstanding

Consumer loans
Residential mortgage	$10	$5	$-	$15	$436	$30	$-	$481
Home equity	1	-	-	1	120	4	-	125

Total consumer	11	5	-	16	556	34	-	606

Commercial
Commercial — U.S.	-	-	1	1	4,747	139	-	4,887
Commercial real estate	-	-	-	-	1,278	206	-	1,484
Commercial — non-U.S.	-	-	1	1	3,014	74	-	3,089

Total commercial loans	-	-	2	2	9,039	419	-	9,460
Commercial loans measured at fair value	-	-	-	-	-	-	422	422

Total commercial	-	-	2	2	9,039	419	422	9,882

Other(2)	-	-	-	-	13,459	-	-	13,459

Total loans	$11	$5	$2	$18	$23,054	$453	$422	$23,947

Allowance for loan losses								(64)

Total loans, net								$23,883

Age Analysis of Outstanding Loans
(dollars in millions)
	December 31, 2010
					Total Current		Loans
	30-59 Days	60-89 Days	90 Days or more	Total Past	or Less Than	Nonperforming	Measured at	Total
	Past Due	Past Due	Past Due	Due	30 Days Past Due	Loans(1)	Fair Value	Outstanding

Consumer loans
Residential mortgage	$15	$8	$-	$23	$451	$30	$-	$504
Home equity	1		-	1	126	5	-	132

Total consumer	16	8	-	24	577	35	-	636

Commercial
Commercial — U.S.	1	1	19	21	5,591	210	-	5,822
Commercial real estate	-	-	-	-	1,632	212	-	1,844
Commercial — non-U.S.	-	-	-	-	2,824	161	-	2,985

Total commercial loans	1	1	19	21	10,047	583	-	10,651
Commercial loans measured at fair value	-	-	-	-	-	-	318	318

Total commercial	1	1	19	21	10,047	583	318	10,969

Other(3)	-	-	-	-	14,368	-	-	14,368

Total loans	$17	$9	$19	$45	$24,992	$618	$318	$25,973

Allowance for loan losses								(170)

Total loans, net								$25,803

(1)	Excludes loans measured at fair value.
(2)	Includes asset-backed loans and loans held-for-sale of $9.7 billion and $3.6 billion, respectively, as of June 30, 2011.
(3)	Includes asset-backed loans and loans held-for-sale of $9.2 billion and $5.2 billion, respectively, as of December 31, 2010.

Merrill Lynch monitors the credit quality of its loans on an ongoing basis. Merrill Lynch’s commercial loans are evaluated using pass rated or reservable criticized as the primary credit quality indicator. The term reservable criticized refers to those commercial loans that are internally classified or listed by Merrill Lynch as special mention, substandard or doubtful. These assets pose an elevated risk and may have a high probability of default or total loss. Pass rated refers to all loans not considered reservable criticized. The table below presents credit quality indicators on Merrill Lynch’s commercial loan portfolio, excluding loans accounted for under the fair value option, at June 30, 2011 and December 31, 2010.

(dollars in millions)
	June 30, 2011
	Commercial —	Commercial	Commercial —
	U.S.	Real Estate	non-U.S.

Risk Ratings
Pass rated	$4,565	$1,341	$2,812
Reservable criticized	322	143	277

Total Commercial Credit	$4,887	$1,484	$3,089

(dollars in millions)
	December 31, 2010
	Commercial —	Commercial	Commercial —
	U.S.	Real Estate	non-U.S.

Risk Ratings
Pass rated	$5,192	$1,582	$2,581
Reservable criticized	630	262	404

Total Commercial Credit	$5,822	$1,844	$2,985

Activity in the allowance for loan losses, which is primarily associated with commercial loans, is presented below:

(dollars in millions)
	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010

Allowance for loan losses, at beginning of period	$170	$33
Provision for loan losses	(28)	81
Charge-offs	(80)	(62)
Recoveries	1	-

Net charge-offs	(79)	(62)
Other	1	2

Allowance for loan losses, at end of period	$64	$54

Consumer loans, substantially all of which are collateralized, consisted of approximately 25,000 individual loans at June 30, 2011. Commercial loans consisted of approximately 6,000 separate loans.

Merrill Lynch’s outstanding loans include $3.6 billion and $5.2 billion of loans held for sale at June 30, 2011 and December 31, 2010, respectively. Loans held for sale are loans that Merrill Lynch expects to sell prior to maturity. At June 30, 2011, such loans consisted of $0.9 billion of consumer loans, primarily residential mortgages, and $2.7 billion of commercial loans. At December 31, 2010, such loans consisted of $1.7 billion of consumer loans, primarily residential mortgages, and $3.5 billion of commercial loans.

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

In some cases, Merrill Lynch enters into single name and index credit default swaps to mitigate credit exposure related to funded and unfunded commercial loans. The notional value of these swaps totaled $2.7 billion and $2.9 billion at June 30, 2011 and December 31, 2010, respectively.

The following tables provide information regarding Merrill Lynch’s net credit default protection associated with its funded and unfunded commercial loans as of June 30, 2011 and December 31, 2010:

Net Credit Default Protection by Maturity Profile
	June 30,	December 31,
	2011	2010

Less than or equal to one year	23%	23%
Greater than one year and less than or equal to five years	76	67
Greater than five years	1	10

Total net credit default protection	100%	100%

Net Credit Default Protection by Credit Exposure Debt Rating
(dollars in millions)
	June 30, 2011		December 31, 2010
	Net		Net
Ratings(1)	Notional	Percent	Notional	Percent

AA	$(285)	10.6%	$(450)	15.5%
A	(1,071)	39.9	(1,029)	35.3
BBB	(688)	25.6	(655)	22.5
BB	(262)	9.8	(359)	12.3
B	(194)	7.2	(224)	7.7
CCC and below	(187)	6.9	(194)	6.7

Total net credit default protection	$(2,687)	100.0%	$(2,911)	100.0%

(1)	Merrill Lynch considers ratings of BBB- or higher to meet the definition of investment grade.

Accounting for Acquired Impaired Loans

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

In connection with Merrill Lynch’s acquisition by Bank of America, loans within the scope of Acquired Impaired Loan Accounting had an unpaid principal balance of $5.6 billion ($2.7 billion consumer and $2.9 billion commercial) and a carrying value of $4.2 billion ($2.3 billion consumer and $1.9 billion commercial) as of January 1, 2009. The loans within the scope of Acquired Impaired Loan Accounting, which are primarily commercial real estate loans, had an unpaid principal balance of $0.6 billion and $0.7 billion as of June 30, 2011 and December 31, 2010, respectively, and a carrying value of $0.2 billion as of June 30, 2011 and December 31, 2010.

Note 11.  Goodwill and Intangible Assets

Goodwill

Goodwill is the cost of an acquired company in excess of the fair value of identifiable net assets at the acquisition date. Goodwill is tested annually (or more frequently under certain conditions) for impairment at the reporting unit level in accordance with ASC 350, Intangibles — Goodwill and Other (“Goodwill and Intangible Assets Accounting”). If the fair value of the reporting unit exceeds its carrying value, its goodwill is not deemed to be impaired. If the fair value is less than the carrying value, a further analysis is required to determine the amount of impairment, if any. Merrill Lynch’s next annual impairment test will be performed during the third quarter of 2011, based on financial information as of June 30, 2011.

The carrying amount of goodwill was $5.7 billion at June 30, 2011 and December 31, 2010.

Intangible Assets

Intangible assets with definite lives at June 30, 2011 and December 31, 2010 consisted primarily of value assigned to customer relationships. Intangible assets with definite lives are tested for impairment in accordance with ASC 360, Property, Plant and Equipment whenever certain conditions exist which would indicate the carrying amounts of such assets may not be recoverable. Intangible assets with definite lives are amortized over their respective estimated useful lives. Intangible assets with indefinite lives consist of value assigned to the Merrill Lynch brand and are tested for impairment in accordance with Goodwill and Intangible Assets Accounting. Intangible assets with indefinite lives are not amortized. Merrill Lynch’s next annual impairment test will be performed during the third quarter of 2011, based on financial information as of June 30, 2011.

The gross carrying amount of intangible assets with definite lives was $3.1 billion at June 30, 2011 and December 31, 2010. Accumulated amortization of intangible assets was $772 million and $618 million at June 30, 2011 and December 31, 2010, respectively. The carrying amount of intangible assets with indefinite lives was $1.5 billion as of June 30, 2011 and December 31, 2010.

Amortization expense for the three and six months ended June 30, 2011 and June 30, 2010 was $77 million and $154 million, respectively.

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

Beginning late in the third quarter of 2009, in connection with the update or renewal of certain Merrill Lynch international securities offering programs, Bank of America agreed to guarantee debt securities, warrants and/or certificates issued by certain subsidiaries of ML & Co. on a going forward basis. All existing ML & Co. guarantees of securities issued by those same Merrill Lynch subsidiaries under various international securities offering programs will remain in full force and effect as long as those securities are outstanding, and Bank of America has not assumed any of those prior ML & Co. guarantees or otherwise guaranteed such securities. There were approximately $6.4 billion of securities guaranteed by Bank of America at June 30, 2011.

Following the completion of Bank of America’s acquisition of Merrill Lynch, ML & Co. became a subsidiary of Bank of America and established intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these intercompany agreements is a $75 billion one-year revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America at a spread to LIBOR that is reset periodically and is consistent with other intercompany agreements. This credit line was renewed effective January 1, 2011 with a maturity date of January 1, 2012. The credit line will automatically be extended by one year to the succeeding January 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. The agreement does not contain any financial or other covenants. There were no outstanding borrowings against the line of credit at June 30, 2011.

In addition to the $75 billion unsecured line of credit, a $25 billion 364-day revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America was established on February 15, 2011. Interest on the line of credit is based on prevailing short-term market rates. The agreement does not contain any financial or other covenants. The line of credit matures on February 14, 2012. There were no outstanding borrowings against the line of credit at June 30, 2011.

Following the merger of BAS into MLPF&S, Bank of America agreed to guarantee the short-term, senior unsecured obligations issued by MLPF&S under its short-term master note program on a going forward basis. This issuance program was previously maintained by BAS to provide short-term funding for its broker-dealer operations. At June 30, 2011, approximately $8.6 billion of borrowings under the program were outstanding and guaranteed by Bank of America.

Also in connection with the merger of BAS into MLPF&S, MLPF&S either assumed or established the following agreements:

•	MLPF&S assumed an approximately $1.5 billion subordinated loan agreement with Bank of America, which bears interest based on a spread to LIBOR, and has a scheduled maturity date of December 31, 2012. The loan agreement contains a provision that automatically extends the loan’s maturity by one year unless Bank of America provides 13 months written notice not to extend prior to the scheduled maturity date.

•	MLPF&S assumed a $7 billion revolving subordinated line of credit with Bank of America. The subordinated line of credit bears interest based on a spread to LIBOR, and has a scheduled maturity date of October 1, 2012. The revolving subordinated line of credit contains a provision that automatically extends the maturity by one year unless Bank of America provides 13 months written notice not to extend prior to the scheduled maturity date. At June 30, 2011, $1.1 billion was outstanding on the subordinated line of credit.

•	On November 1, 2010, a $4 billion one-year revolving unsecured line of credit that allows MLPF&S to borrow funds from Bank of America was established. Interest on the line of credit is based on prevailing short-term market rates. The credit line will automatically be extended by one year to the succeeding November 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. At June 30, 2011, there were no borrowings outstanding on the line of credit.

•	On February 22, 2011, a $15 billion 364-day revolving unsecured line of credit that allows MLPF&S to borrow funds from Bank of America was established. Interest on the line of credit is based on prevailing short-term market rates. The line of credit matures on February 21, 2012. At June 30, 2011, approximately $1.5 billion was outstanding on the line of credit.

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

The tables below exclude Merrill Lynch’s intercompany transactions with Bank of America; see Note 2 for further information. Total borrowings at June 30, 2011 and December 31, 2010, which are comprised of short-term borrowings, long-term borrowings and junior subordinated notes (related to trust preferred securities), consisted of the following:

(dollars in millions)
	June 30,	December 31,
	2011	2010

Senior debt	$78,692	$80,130
Senior structured notes	40,231	40,678
Subordinated debt	11,687	11,358
Junior subordinated notes (related to trust preferred securities)	3,588	3,576
Other subsidiary financing	806	617
Debt issued by consolidated VIEs	11,866	11,316

Total	$146,870	$147,675

Borrowings and deposits at June 30, 2011 and December 31, 2010, are presented below:

(dollars in millions)
	June 30,	December 31,
	2011	2010

Short-term borrowings
Other unsecured short-term borrowings	$10,118	$10,606
Short-term debt issued by consolidated VIEs(1)	4,405	4,642

Total	$14,523	$15,248

Long-term borrowings(2)
Fixed-rate obligations(3)	$64,954	$64,611
Variable-rate obligations(4)(5)	56,344	57,566
Long-term debt issued by consolidated VIEs(1)	7,461	6,674

Total	$128,759	$128,851

Deposits
Non-U.S.	$13,394	$12,826

(1)	See Note 9 for additional information on debt issued by consolidated VIEs.
(2)	Excludes junior subordinated notes (related to trust preferred securities).
(3)	Fixed-rate obligations are generally swapped to variable rates.
(4)	Variable interest rates are generally based on rates such as LIBOR, the U.S. Treasury Bill Rate, or the Federal Funds Rate.
(5)	Includes structured notes.

See Note 5 for additional information on the fair value of long-term borrowings.

The weighted-average interest rates for borrowings at June 30, 2011 and December 31, 2010 (excluding structured products) were as follows:

	June 30,	December 31,
	2011	2010

Short-term borrowings	0.2%	0.3%
Long-term borrowings	3.8	3.8
Junior subordinated notes (related to trust preferred securities)	6.9	6.9

Merrill Lynch also obtains standby letters of credit from issuing banks to satisfy various counterparty collateral requirements, in lieu of depositing cash or securities collateral. Such standby letters of credit aggregated $2.3 billion and $1.4 billion at June 30, 2011 and December 31, 2010, respectively.

Long-Term Borrowings

At June 30, 2011, long-term borrowings mature as follows:

(dollars in millions)
	Amount	Percentage of Total

Less than 1 year	$32,364	25%
1 – 2 years	18,500	14
2 – 3 years	23,829	19
3 – 4 years	10,922	8
4 – 5 years	4,976	4
Greater than 5 years	38,168	30

Total	$128,759	100%

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

Earnings Per Share

Earnings per share data is not provided for the three and six months ended June 30, 2011 and June 30, 2010 as Merrill Lynch was a wholly-owned subsidiary of Bank of America during those periods.

Note 14. Commitments, Contingencies and Guarantees

Litigation

The following supplements the disclosure in Note 14 to the Consolidated Financial Statements of Merrill Lynch’s 2010 Annual Report and in Note 14 to the Condensed Consolidated Financial Statements of Merrill Lynch’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (collectively, “the prior commitments, contingencies and guarantees disclosures”).

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

In accordance with applicable accounting guidance, Merrill Lynch establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, Merrill Lynch does not establish an accrued liability. As a litigation or regulatory matter develops, Merrill Lynch, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, Merrill Lynch will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. Merrill Lynch will continue to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding fees paid to external legal service providers, litigation-related expenses of approximately $216 million and $279 million were recognized for the three and six months ended June 30, 2011 as compared with approximately $158 million and $174 million for the three and six months ended June 30, 2010.

For a limited number of the matters disclosed in this Note and in the prior commitments, contingencies and guarantees disclosures, for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, Merrill Lynch is able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, Merrill Lynch reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter, in light of potentially relevant factual and legal developments. These may include information learned through the discovery process, rulings on dispositive motions, settlement discussions, and other rulings by courts, arbitrators or others. In cases in which Merrill Lynch possesses sufficient appropriate information to develop an estimate of loss or range of possible loss, that estimate is aggregated and disclosed below.

There may be other disclosed matters for which a loss is probable or reasonably possible but such an estimate may not be possible. For those matters where an estimate is possible, management currently estimates the aggregate range of possible loss is $0 to $875 million in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, this estimated range of possible loss represents what Merrill Lynch believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent Merrill Lynch’s maximum loss exposure. Information is provided below, or in the prior commitments, contingencies and guarantees disclosures, regarding the nature of all of these contingencies and, where specified, the amount of the claim associated with these loss contingencies. Based on current knowledge, management does not believe that loss contingencies arising from pending matters, including the matters described herein or in the prior commitments, contingencies and guarantees disclosures, will have a material adverse effect on the consolidated financial position or liquidity of Merrill Lynch. However, in light of the inherent uncertainties involved in these matters, some of which are beyond Merrill Lynch’s control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to Merrill Lynch’s results of operations or cash flows for any particular reporting period.

Bank of America Merger Matters

On July 29, 2011, the court in the securities class actions in In re Banc of America Securities, Derivative and Employment Retirement Income Security Act (ERISA) Litigation granted in part and denied in part Bank of America, ML & Co. and their co-defendants’ motion to dismiss the second amended complaint. Among other rulings, the court (i) dismissed plaintiffs’ claim under Section 10(b) of the Securities Exchange Act of 1934 alleging that Bank of America and individual defendants committed securities fraud in connection with the failure to disclose Bank of America’s discussions with government officials in December 2008 regarding the possibility of obtaining government assistance in completing the Merrill Lynch acquisition; (ii) dismissed the claims of certain holders of Bank of America’s preferred shares, purchasers of Bank of America’s bonds, and owners of call options on the ground that such securities holders lacked standing to pursue a claim against Bank of America and the individual defendants; and (iii) sustained plaintiffs’ Section 10(b) claim alleging Bank of America failed to disclose the financial condition and 2008 fourth-quarter losses experienced by Merrill Lynch. On August 2, 2011, the court dismissed plaintiffs’ 10(b) claim alleging that Bank of America failed to make interim disclosure of its 2008 fourth quarter losses.

Benistar Litigation

The plaintiffs and MLPF&S have appealed the court’s January 11, 2011 rulings on damages and sanctions.

Illinois Funeral Directors Association Matters

MLPF&S filed a motion to dismiss in the David Tipsword as Trustee of Mildred E. Tipsword Trust, individually and on behalf of all others similarly situated v. I.F.D.A. Services Inc., et al. action, which was denied on July 1, 2011.

All defendants in the Clancy-Gernon Funeral Home, Inc., et al. v. MLPF&S, et al. matter filed motions to dismiss the complaint. The court denied MLBT-FSB’s motion to dismiss on June 21, 2011.

On March 14, 2011, the Pettett Funeral Home, Ltd., et al. v. MLPF&S, et al. action was ordered consolidated with the Tipsword and Clancy-Gernon matters. On April 5, 2011, the pending motion to dismiss the Pettett third amended complaint was denied without prejudice and ordered to be refiled in the consolidated action, which was done on June 21, 2011.

Lehman Brothers Holdings, Inc. Litigation

On June 4, 2010, defendants filed a motion to dismiss the class action complaint, and on July 27, 2011, the court granted in part and denied in part the motion. Certain of the allegations in the complaint that purported to support the Section 11 claim against the underwriter defendants were dismissed; others were not dismissed relating to alleged misstatements regarding Lehman Brothers Holding Inc.’s leverage and financial condition, risk management and risk concentrations.

MBIA Insurance Corporation CDO Litigation

On July 11, 2011, the parties reached an agreement to settle the litigation. The settlement did not require any payment by Merrill Lynch.

Mortgage-Backed Securities Litigation

Bank of America Corporation and its affiliates and Merrill Lynch entities and their affiliates have been named as defendants in several cases relating to their various roles as issuer, originator, seller, depositor, sponsor, underwriter and/or controlling entity in MBS offerings, pursuant to which the MBS investors were entitled to a portion of the cash flow from the underlying pools of mortgages. These cases generally include purported class action suits and actions by individual MBS purchasers. Although the allegations vary by lawsuit, these cases generally allege that the registration statements, prospectuses and prospectus supplements for securities issued by securitization trusts contained material misrepresentations and omissions, in violation of Sections 11, 12 and 15 of the Securities Act of 1933 and/or state securities laws and other state statutory and common laws.

These cases generally involve allegations of false and misleading statements regarding: (i) the process by which the properties that served as collateral for the mortgage loans underlying the MBS were appraised; (ii) the percentage of equity that mortgage borrowers had in their homes; (iii) the borrowers’ ability to repay their mortgage loans; and (iv) the underwriting practices by which those mortgage loans were originated (collectively “MBS Claims”). In addition, several of the cases discussed below assert claims related to the ratings given to the different tranches of MBS by rating agencies. Plaintiffs in these cases generally seek unspecified compensatory damages, unspecified costs and legal fees and, in some instances, seek rescission.

IndyMac Litigation

On June 21, 2011, the court denied plaintiffs’ motion to amend to add MLPF&S as a defendant.

Merrill Lynch MBS Litigation

On June 15, 2011, the court granted plaintiffs’ motion for class certification.

Federal Home Loan Bank Litigations

In the Federal Home Loan Bank of Chicago v. Banc of America Funding Corp., et al action, the plaintiff filed an amended complaint that adds Merrill Lynch Mortgage Investors as a defendant. Defendants filed a motion to dismiss the amended complaint on May 27, 2011.

The Federal Home Loan Bank of Indianapolis filed a complaint against BAS and others in the Superior Court of Indiana, Marion County, entitled Federal Home Loan Bank of Indianapolis v. Banc of America Mortgage Securities, Inc., et al. Plaintiffs allege that they purchased MBS issued by or underwritten by certain of the defendants from April 2006 to April 2007.

On June 23, 2011 and July 18, 2011, the court denied in part defendants’ motions to dismiss in the Federal Home Loan Bank of Seattle v. Banc of America Securities LLC, et al, and Federal Home Loan Bank of Seattle v. Merrill Lynch, Pierce, Fenner & Smith, Inc., et al. actions.

Regulatory Investigations

Merrill Lynch has received a number of subpoenas and other requests for information from regulators and governmental authorities regarding MBS and other mortgage-related matters, including inquiries and investigations related to a number of transactions involving Merrill Lynch’s underwriting and issuance of MBS and its participation in certain CDO offerings. These inquiries and investigations include, among others: an investigation by the Securities and Exchange Commission (“SEC”) related to Merrill Lynch’s risk control, valuation, structuring, marketing and purchase of CDOs. Merrill Lynch has provided documents and testimony in and continues to cooperate fully with these inquiries and investigations.

Rosen Capital Partners LP & Rosen Capital Institutional LP’s FINRA Arbitration

On May 28, 2008, two former hedge fund clients of Merrill Lynch Professional Clearing Corporation, Rosen Capital Partners LP and Rosen Capital Institutional LP (collectively, the “Rosen Funds”), filed a statement of claim asserting claims for breach of contract, fraud, and negligence against Merrill Lynch Professional Clearing Corporation in connection with alleged losses in the fall of 2008. On July 5, 2011, a FINRA panel awarded the Rosen Funds $64 million plus interest at the rate of 9% per year, accruing from October 7, 2008 until the award is paid in full. The Rosen Funds have moved to confirm the award in the Superior Court of California.

Commitments

At June 30, 2011, Merrill Lynch’s commitments had the following expirations:

(dollars in millions)
		Commitment expiration
		Less than 1	1 - 3	3 - 5	Over 5
	Total	year	years	years	years

Lending commitments	$8,388	$2,522	$2,591	$2,269	$1,006
Purchasing and other commitments	6,818	4,539	1,019	694	566
Operating leases	3,353	787	1,245	613	708
Commitments to enter into forward dated resale and securities borrowing agreements	86,144	86,144	-	-	-
Commitments to enter into forward dated repurchase and securities lending agreements	72,902	72,902	-	-	-

Total	$177,605	$166,894	$4,855	$3,576	$2,280

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

Purchasing and Other Commitments

Merrill Lynch had commitments to purchase partnership interests, primarily related to private equity and principal investing activities, of $0.5 billion and $0.6 billion at June 30, 2011 and December 31, 2010, respectively. Merrill Lynch also has entered into agreements with providers of market data, communications, systems consulting, and other office-related services. At June 30, 2011 and December 31, 2010, minimum fee commitments over the remaining life of these agreements totaled $1.6 billion and $1.7 billion, respectively. Merrill Lynch entered into commitments to purchase loans of $3.5 billion, which, upon settlement of the commitment, will be included in trading assets, loans held for investment or loans held for sale at June 30, 2011. Such commitments totaled $2.6 billion at December 31, 2010. Other purchasing commitments amounted to $1.2 billion and $0.8 billion at June 30, 2011 and December 31, 2010, respectively.

In the normal course of business, Merrill Lynch enters into commitments for underwriting transactions. Settlement of these transactions as of June 30, 2011 would not have a material effect on the Condensed Consolidated Balance Sheet of Merrill Lynch.

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

Guarantees

Merrill Lynch issues various guarantees to counterparties in connection with certain transactions. Merrill Lynch’s guarantee arrangements and their expiration at June 30, 2011 are summarized as follows (see Note 6 for information related to derivative financial instruments within the scope of Guarantees Accounting):

(dollars in millions)
	Expiration
	Maximum	Less than 1				Carrying
	Payout	year	1 - 3 years	3 - 5 years	Over 5 years	Value

Standby liquidity facilities	$1,139	$585	$535	$-	$19	$-
Residual value guarantees	415	95	320	-	-	1
Standby letters of credit and other guarantees	582	387	173	3	19	-

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

Residual Value Guarantees

At June 30, 2011, residual value guarantees of $415 million consist of amounts associated with certain power plant facilities. Payments under these guarantees would only be required if the fair value of such assets declined below their guaranteed value. As of June 30, 2011, no payments have been made under these guarantees and the carrying value of the associated liabilities was not material, as Merrill Lynch believes that the estimated fair value of such assets was in excess of their guaranteed value.

Standby Letters of Credit and Other Guarantees

Merrill Lynch provides guarantees to certain counterparties in the form of standby letters of credit in the amount of $0.6 billion. Payment risk is evaluated based upon historical payment activity.

Representations and Warranties

In prior years, Merrill Lynch and certain of its subsidiaries, including First Franklin Financial Corporation (“First Franklin”) sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations (in a limited number of these securitizations, monolines insured all or some of the securities), or in the form of whole loans. Most of the loans sold in the form of whole loans were subsequently pooled into private-label securitizations sponsored by the third-party buyer of the whole loans. In addition, Merrill Lynch and First Franklin securitized first-lien residential mortgage loans generally in the form of mortgage-backed securities guaranteed by the GSEs. In connection with these transactions, Merrill Lynch made various representations and warranties. These representations and warranties, as governed by the agreements, related to, among other things, the ownership of the loan, the validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, the process used to select the loan for inclusion in a transaction, the loan’s compliance with any applicable loan criteria, including underwriting standards, and the loan’s compliance with applicable federal, state and local laws. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to the GSEs, whole-loan buyers, securitization trusts or monoline insurers (collectively, “repurchases”). In such cases, Merrill Lynch would be exposed to any credit loss on the repurchased mortgage loans.

Subject to the requirements and limitations of the applicable sales and securitization agreements, these representations and warranties can be enforced by the GSEs, the whole-loan buyer, the securitization trustee, or others as governed by the applicable agreement or, in a limited number of first-lien and home equity securitizations where monoline insurers have insured all or some of the securities issued, by the monoline insurer at any time. In the case of loans sold to parties other than the GSEs, the contractual liability to repurchase typically arises only if there is a breach of the representations and warranties that materially and adversely affects the interest of the investor or investors in the loan or of the monoline insurer (as applicable). Contracts with the GSEs do not contain an equivalent requirement. Merrill Lynch believes that the longer a loan performs prior to default, the less likely it is that an alleged breach of representations and warranties had a material impact on the loan’s performance. Historically, most demands for repurchase have occurred within the first several years after origination, generally after a loan has defaulted. However, the time horizon has lengthened due to increased repurchase claim activity across all vintages.

Merrill Lynch’s credit loss would be reduced by any recourse it may have to organizations (e.g., correspondents) that, in turn, had sold such loans to Merrill Lynch based upon its agreements with these organizations. When a loan is originated by a correspondent or other third party, Merrill Lynch typically has the right to seek a recovery of related repurchase losses from that originator. Many of the correspondent originators of loans in 2004 through 2008 are no longer in business and Merrill Lynch is unable to recover valid claims.

The fair value of the obligations to be absorbed under the representations and warranties provided is recorded as an accrued liability when the loans are sold. This liability for probable losses is updated by accruing a representations and warranties provision in non-interest expenses on the Condensed Consolidated Statement of Earnings (Loss). This is done throughout the life of the loan, as necessary when additional relevant information becomes available. The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, which include, depending on the counterparty, actual defaults, estimated future defaults, historical loss experience, estimated home prices, other economic conditions, estimated probability that a repurchase claim will be received, consideration of whether presentation thresholds will be met, number of payments made by the borrower prior to default and estimated probability that a loan will be required to be repurchased. Merrill Lynch also considers bulk settlements, including those of its affiliates, when determining its estimated liability for representations and warranties. The estimate of the liability for representations and warranties is based upon currently available information, significant judgment, and a number of factors, including those set forth above, that are subject to change. Changes to any one of these factors could significantly impact the estimate of the liability and could have a material adverse impact on Merrill Lynch’s results of operations for any particular period. Given that these factors vary by counterparty, Merrill Lynch analyzes representations and warranties obligations based on the specific counterparty, or type of counterparty, with whom the sale was made.

Merrill Lynch has vigorously contested any request for repurchase when it concludes that a valid basis for such repurchase claim did not exist and will continue to do so in the future. Merrill Lynch may reach settlements in the future if opportunities arise on terms determined to be advantageous to Merrill Lynch.

Bank of America BNY Mellon Settlement

On June 28, 2011, Bank of America, and certain of its non-Merrill Lynch subsidiaries entered into a settlement agreement (subject to final court approval and other conditions) with The Bank of New York Mellon (“BNY Mellon”), as trustee, to resolve, among other claims, all outstanding and potential claims related to alleged representations and warranties breaches (including repurchase claims) with respect to the 525 legacy first-lien and five second-lien mortgage-backed securitizations containing loans principally originated between 2004 and 2008 and for which BNY Mellon acts as trustee or indenture trustee (the “BNY Mellon Settlement”). As a result of the experience gained by Bank of America and certain of its non-Merrill Lynch affiliates in the BNY Mellon Settlement, Merrill Lynch determined that is has sufficient experience to record a $2.7 billion liability for representations and warranties related to its repurchase exposure on private-label securitizations in the three months ended June 30, 2011.

Outstanding Claims

The table below presents outstanding representations and warranties claims by counterparty at June 30, 2011 and December 31, 2010.

Outstanding Claims by Counterparty
(dollars in millions)
	June 30,	December 31,
	2011	2010

GSEs	$82	$59
Monoline	119	48
Others(1)	456	517

Total	$657	$624

(1)	The majority of these repurchase claims are from whole loan buyers on subprime loans.

During the three and six months ended June 30, 2011, Merrill Lynch paid $23 million and $25 million, respectively, in indemnification payments to whole loan investors to resolve $25 million of indemnification claims for losses that they incurred. There were no indemnification payments or claims resolved for the three and six months ended June 30, 2010. There were no repurchases for the six months ended June 30, 2011 and June 30, 2010.

Liability for Representations and Warranties

The liability for representations and warranties is included in Interest and other payables on the Condensed Consolidated Balance Sheets and the related provision is included in Non-interest expenses on the Condensed Consolidated Statements of Earnings (Loss). The table below presents a rollforward of the liability for representations and warranties and includes the provisions for non-GSE representation and warranties exposure recorded in the three and six months ended June 30, 2011.

(dollars in millions)
	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Balance, beginning of period	$130	$303	$213	$378
Charge-offs	(24)	(3)	(85)	(2)
Provision	2,741	(103)	2,719	(179)

Balance, end of period	$2,847	$197	$2,847	$197

The liability for representations and warranties is established when those obligations are both probable and reasonably estimable. As noted above, in the three months ended June 30, 2011, Merrill Lynch recorded a provision for representations and warranties related to its repurchase exposure on private-label securitizations of $2.7 billion. The representations and warranties provision may vary significantly each period as the methodology used to estimate the expense continues to be refined based on the level and type of repurchase requests presented, defects identified, the latest experience gained on repurchase requests and other relevant facts and circumstances.

Range of Possible Loss Estimate

Non-GSE Counterparties

Although Merrill Lynch believes it is probable that additional claimants may come forward with credible claims that meet the requirements of the terms of the securitizations, it has experienced limited activity that has met the standards required. Merrill Lynch believes that with the additional $2.7 billion non-GSE representations and warranties provision recorded in the three months ended June 30, 2011, it has provided for a substantial portion of its non-GSE representations and warranties exposures. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. In addition, Merrill Lynch has not recorded any representations and warranties liability for potential monoline exposures and certain potential whole loan exposures. Merrill Lynch currently estimates that the range of possible loss related to non-GSE representations and warranties exposure as of June 30, 2011 could be up to $0.5 billion over existing accruals. This estimate of the range of possible loss for representations and warranties does not represent a probable loss, is based on currently available information, significant judgment, and a number of assumptions, including those set forth below, that are subject to change.

The methodology used to estimate the non-GSE representations and warranties liability and the corresponding range of possible loss considers a variety of factors including our experience related to actual defaults, estimated future defaults and historical loss experience and the experience of Merrill Lynch’s affiliates. Among the factors that impact the non-GSE representations and warranties liability and the corresponding range of possible loss are: (1) contractual loss causation requirements, (2) the representations and warranties provided, and (3) the requirement to meet certain presentation thresholds. The first factor is based on Merrill Lynch’s belief that a non-GSE contractual liability to repurchase a loan generally arises only if the counterparties prove there is a breach of representations and warranties that materially and adversely affects the interest of the investor or all investors, or the monoline insurer (as applicable), in a securitization trust and, accordingly, Merrill Lynch believes that the repurchase claimants must prove that the alleged representations and warranties breach was the cause of the loss. The second factor is related to the fact that non-GSE securitizations include different types of representations and warranties than those provided to the GSEs. Merrill Lynch believes the non-GSE securitizations’ representations and warranties are less rigorous and actionable than the comparable agreements with the GSEs. The third factor is related to the fact that certain presentation thresholds need to be met in order for any repurchase claim to be asserted under the non-GSE agreements. A securitization trustee may investigate or demand repurchase on its own action, and most agreements contain a threshold, for example 25% of the voting rights per trust, that allows investors to declare a servicing event of default under certain circumstances or to request certain action, such as requesting loan files, that the trustee may choose to accept and follow, exempt from liability, provided the trustee is acting in good faith. If there is an uncured servicing event of default, and the trustee fails to bring suit during a 60-day period, then, under most agreements, investors may file suit. In addition to this, most agreements also allow investors to direct the securitization trustee to investigate loan files or demand the repurchase of loans, if security holders hold a specified percentage, for example, 25%, of the voting rights of each tranche of the outstanding securities.

The methodology used to estimate the non-GSE representations and warranties liability and the corresponding range of possible loss was updated in the second quarter of 2011 to consider the experience resulting from the BNY Mellon Settlement and assumes that the conditions to the BNY Mellon Settlement are satisfied. It also considers Merrill Lynch’s assumptions regarding economic conditions, including estimated second quarter 2011 home prices. Since the non-GSE transactions that were included in the BNY Mellon Settlement differ from those that were not included in the BNY Mellon Settlement, Merrill Lynch adjusted the experience implied in the settlement in order to determine the estimated non-GSE representations and warranties liability and corresponding range of possible loss. The judgmental adjustments made include consideration of the differences in the mix of products in the securitizations, loan originator, likelihood of claims differences, the differences in the number of payments that the borrower has made prior to default, and the sponsor of the securitization. Although Merrill Lynch continues to believe that presentation thresholds as described above are a factor in the determination of probable loss, given the BNY Mellon Settlement, the upper end of the estimated range of possible loss assumes that the presentation threshold can be met for all of the non-GSE securitization transactions.

Future provisions and/or ranges of possible loss for non-GSE representations and warranties may be significantly impacted if actual results are different from Merrill Lynch’s assumptions in its predictive models, including, without limitation, those regarding the ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, economic conditions, home prices, consumer and counterparty behavior, and a variety of judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or this range of possible loss estimate. For example, if courts were to disagree with Merrill Lynch’s interpretation that the underlying agreements require a claimant to prove that the representations and warranties breach was the cause of the loss, it could significantly impact this estimated range of possible loss. Additionally, if recent court rulings related to monoline litigation, including one related to an affiliate of Merrill Lynch, that have allowed sampling of loan files instead of a loan-by-loan review to determine if a representations and warranties breach has occurred are followed generally by the courts, private-label counterparties may view litigation as a more attractive alternative as compared to a loan-by-loan review. Finally, although Merrill Lynch believes that the representations and warranties typically given in non-GSE transactions are less rigorous and actionable than those given in GSE transactions, Merrill Lynch does not have significant loan-level experience to measure the impact of these differences on the probability that a loan will be repurchased.

There can be no assurance that final court approval of the BNY Mellon Settlement will be obtained, that all conditions will be satisfied or, if certain conditions into the BNY Mellon Settlement permitting withdrawal are met, that Bank of America and certain of its non-Merrill Lynch subsidiaries will not determine to withdraw from the settlement. If final court approval is not obtained or if Bank of America and such subsidiaries determine to withdraw from the BNY Mellon Settlement in accordance with its terms, Merrill Lynch’s future representations and warranties losses could be substantially greater than existing accruals and the estimated range of possible losses over existing accruals described above.

The liability for obligations under representations and warranties with respect to GSE and non-GSE exposures and the corresponding estimate of the range of possible loss for non-GSE representations and warranties exposures do not include any losses related to litigation matters disclosed in Note 14, nor do they include any potential securities law or fraud claims or potential indemnity or other claims against us. Merrill Lynch is not able to reasonably estimate the amount of any possible loss with respect to any such securities law (except to the extent reflected in the aggregate range of possible loss for litigation and regulatory matters disclosed in Note 14), fraud or other claims against Merrill Lynch; however, such loss could be material.

Whole Loan Sales and Private-label Securitizations Experience

The majority of repurchase claims that Merrill Lynch has received are from third party whole loan investors. In connection with those transactions, Merrill Lynch provided representations and warranties, and the whole loan investors may retain those rights even when the loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. Properly presented repurchase claims for these whole loans are reviewed on a loan-by-loan basis. If, after Merrill Lynch’s review, it does not believe a claim is valid, it will deny the claim and generally indicate a reason for the denial. When the counterparty agrees with Merrill Lynch’s denial of the claim, the counterparty may rescind the claim. When there is disagreement as to the resolution of the claim, meaningful dialogue and negotiation between the parties is generally necessary to reach conclusion on an individual claim. Generally, a whole loan sale claimant is engaged in the repurchase process and Merrill Lynch and the claimant reach resolution, either through loan-by-loan negotiation or at times, through a bulk settlement. Although the timeline for resolution varies, once an actionable breach is identified on a given loan, settlement is generally reached as to that loan within 60 to 90 days. When a claim has been denied and Merrill Lynch does not have communication with the counterparty for six months, Merrill Lynch views these claims as inactive; however, they remain in the outstanding claims balance until resolution.

Merrill Lynch and its affiliates have limited experience with loan-level private-label securitization repurchases as the number of valid repurchase claims received has been limited. In private-label securitizations certain presentation thresholds need to be met in order for any repurchase claim to be asserted by investors. The representations and warranties, as governed by the private-label securitization agreements, generally require that counterparties have the ability to both assert a claim and actually prove that a loan has an actionable defect under the applicable contracts. While Merrill Lynch believes the agreements for private-label securitizations generally contain less rigorous representations and warranties and place higher burdens on investors seeking repurchases than the comparable agreements with the GSEs, the agreements generally include a representation that underwriting practices were prudent and customary.

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

Defined Benefit Pension Plans

In 1988, Merrill Lynch purchased a group annuity contract that guarantees the payment of benefits vested under the terminated U.S. pension plan. Merrill Lynch, under a supplemental agreement, may be responsible for, or benefit from, actual experience and investment performance of the annuity assets. Merrill Lynch made no contribution under this agreement for the three and six months ended June 30, 2011 and 2010. Additional contributions may be required in the future under this agreement.

The net periodic benefit cost of Merrill Lynch’s plans for the three and six months ended June 30, 2011 and 2010 included the following components:

(dollars in millions)
	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
		Non-U.S.			Non-U.S.
	U.S. Defined	Defined		U.S. Defined	Defined
	Benefit	Benefit		Benefit	Benefit
	Pension	Pension	Postretirement	Pension	Pension	Postretirement
	Plans	Plans	Plans(1)	Plans	Plans	Plans(1)

Service cost	$-	$10	$1	$-	$20	$2
Interest cost	23	19	3	48	40	7
Expected return on plan assets	(36)	(25)	-	(71)	(50)	-
Amortization of prior service cost (gains) losses	-	-	-	-	-	2
Amortization of net actuarial (gains) losses	1	-	-	3	-	2

Net periodic benefit cost	$(12)	$4	$4	$(20)	$10	$13

(1)	Approximately 95% of the postretirement benefit obligation at June 30, 2011 relates to the U.S. postretirement plan.

(dollars in millions)
	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
		Non-U.S.			Non-U.S.
	U.S. Defined	Defined		U.S. Defined	Defined
	Benefit	Benefit		Benefit	Benefit
	Pension	Pension	Postretirement	Pension	Pension	Postretirement
	Plans	Plans	Plans(1)	Plans	Plans	Plans(1)

Service cost	$-	$7	$1	$-	$14	$2
Interest cost	28	20	5	53	40	9
Expected return on plan assets	(34)	(22)	-	(69)	(44)	-
Amortization of prior service cost (gains) losses	-	-	3	-	-	3
Amortization of net actuarial (gains) losses	1	-	(1)	1	-	1

Net periodic benefit cost	$(5)	$5	$8	$(15)	$10	$15

(1)	Approximately 96% of the postretirement benefit obligation at June 30, 2010 relates to the U.S. postretirement plan.

For the full year 2011, Merrill Lynch expects to contribute approximately $1 million to its nonqualified pension plans, $84 million to its non-U.S. pension plans, and $22 million to its postretirement health and life plans. Through the second quarter of 2011, Merrill Lynch has contributed $69 million to the non-U.S. pension plans and $11 million to its postretirement health and life plans.

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

Securities Regulation

As a registered broker-dealer and futures commission merchant, MLPF&S is subject to the uniform net capital requirements of SEC Rule 15c3-1, and the Commodity Futures Trading Commission’s (“CFTC”) Regulation 1.17. MLPF&S has elected to compute the minimum capital requirement in accordance with the “Alternative Net Capital Requirement” as permitted by SEC Rule 15c3-1. At June 30, 2011, MLPF&S’s regulatory net capital as defined by Rule 15c3-1 was $10.1 billion and exceeded the minimum requirement of $807 million by $9.3 billion.

In accordance with the Alternative Net Capital Requirement, MLPF&S is required to maintain tentative net capital in excess of $1 billion, net capital in excess of $500 million, and notify the SEC in the event its tentative net capital is less than $5 billion. As of June 30, 2011, MLPF&S had tentative net capital and net capital in excess of the minimum and notification requirements.

Merrill Lynch International (“MLI”), a U.K. regulated investment firm, is subject to capital requirements of the U.K.’s Financial Services Authority (“FSA”). Financial resources, as defined, must exceed the total financial resources requirement set by the FSA. At June 30, 2011, MLI’s financial resources were $20.1 billion, exceeding the minimum requirement by $3.5 billion.

Merrill Lynch Japan Securities Co., Ltd. (“MLJS”), a Japan-based regulated broker-dealer, is subject to capital requirements of the Japanese Financial Services Agency (“JFSA”). Net capital, as defined, must exceed 120% of the total risk equivalents requirement of the JFSA. At June 30, 2011, MLJS’s net capital was $1.7 billion, exceeding the minimum requirement by $1.0 billion.

Banking Regulation

Merrill Lynch International Bank Limited (“MLIB”), an Ireland-based regulated bank, is subject to the capital requirements of the Central Bank of Ireland. MLIB is required to meet minimum regulatory capital requirements under the European Union (“EU”) banking law as implemented in Ireland by the Central Bank of Ireland. At June 30, 2011, MLIB’s financial resources were $14.2 billion, exceeding the minimum requirement by $3.0 billion.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report on Form 10-Q, the documents that it incorporates by reference and the documents into which it may be incorporated by reference may contain, and from time to time Merrill Lynch & Co., Inc. (“ML & Co. and, together with its subsidiaries, “Merrill Lynch,” the “Company,” the “Corporation,” “we,” “our” or “us”) and its management may make certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, “we,” “us” and “our” may refer to ML & Co. individually, ML & Co. and its subsidiaries, or certain of ML & Co.’s subsidiaries or affiliates. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “expects,” “anticipates,” “believes,” “estimates,” “targets,” “intends,” “plans,” “goal” and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.” The forward-looking statements made represent the current expectations, plans or forecasts of Merrill Lynch regarding its future results and revenues and future business and economic conditions more generally, including statements concerning: home price assumptions, the expected repurchase claims on the 2004-2008 loan vintages; Merrill Lynch’s belief that with the $2.7 billion representations and warranties provision recorded in the three months ended June 30, 2011 for non government-sponsored enterprises (“GSEs”) representations and warranties exposures, it will provide for a substantial portion of these non-GSE representations and warranties exposures; representations and warranties liabilities (also commonly referred to as reserves) and range of possible loss estimates, expenses and repurchase claims and resolution of those claims and any related securities, fraud indemnity or other claims; Merrill Lynch’s intention to vigorously contest any requests for repurchase for which it concludes that a valid basis does not exist; the impact on economic conditions and Merrill Lynch arising from any changes to the credit rating or perceived creditworthiness of instruments issued, insured or guaranteed by the U.S. Government, or of institutions, agencies or instrumentalities directly linked to the U.S. Government; charges to income tax expense resulting from reductions in the United Kingdom (“U.K.”) corporate income tax rate; credit trends and conditions, including credit losses, credit reserves, charge-offs, delinquency trends and nonperforming asset levels; the higher level of intercompany service fees from Bank of America in 2011; liquidity; the revenue impact resulting from, and any mitigation actions taken in response to, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”), including the impact of the Volcker Rule, the risk retention rules and derivatives regulations; that it is our objective to maintain high quality credit ratings; the range of possible loss estimates , and the impact on Merrill Lynch, of various legal proceedings discussed in Note 14 to the Condensed Consolidated Financial Statement; and other matters relating to Merrill Lynch. The foregoing is not an exclusive list of all forward-looking statements we make. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond control. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, in Item 1A. “Risk Factors” in our 2010 Annual Report, and in any of ML & Co.’s subsequent Securities and Exchange Commission (“SEC”) filings: the accuracy and variability of estimates and assumptions in determining the estimated liability and/or estimated range of possible loss for representations and warranties exposures to the GSEs, monolines and private-label and other investors; the adequacy of the liability and/or range of possible loss estimates for the representations and warranties exposures to the GSEs, monolines, and private-label securitization and other investors; the ability to resolve any representations and warranties obligations and any related securities, fraud indemnity or other claims with monolines, and private-label investors and other investors, including those monolines and investors from whom we have not yet received claims or with whom we have not yet reached any resolutions; the satisfaction of the conditions to the BNY Mellon Settlement; the risk of a credit rating downgrade of the U.S. Government; negative economic conditions generally, including continued weakness in the U.S. housing market, high unemployment in the U.S., as well as economic challenges in many non-U.S. countries in which we operate and sovereign debt challenges; the level and volatility of the capital markets, interest rates, currency values and other market indices; changes in consumer, investor and counterparty confidence in, and the related impact on, financial markets and institutions, including Merrill Lynch as well as its business partners; Merrill Lynch’s credit ratings; estimates of the fair value of certain of our assets and liabilities; legislative and regulatory actions in the U.S. (including the impact of the Financial Reform Act and related regulations and interpretations) and internationally; the identification and effectiveness of any initiatives to mitigate the negative impact of the Financial Reform Act; the impact of litigation and regulatory investigations, including costs, expenses, settlements and judgments as well as any collateral effects on Merrill Lynch’s ability to do business and access the capital markets; various monetary, tax and fiscal policies and regulations of the U.S. and non-U.S. governments; changes in accounting standards, rules and interpretations, inaccurate estimates or assumptions in the application of accounting policies, including in determining reserves, applicable guidance regarding goodwill accounting and the impact on Merrill Lynch’s financial statements; increased globalization of the financial services industry and competition with other U.S. and international financial institutions; the adequacy of Merrill Lynch’s risk management framework; Merrill Lynch’s ability to attract new employees and retain and motivate existing employees; technology changes instituted by Merrill Lynch, its counterparties or competitors; Merrill Lynch’s ability to integrate with Bank of America; Merrill Lynch’s reputation, including the effects of continuing intense public and regulatory scrutiny of Merrill Lynch and the financial services industry; the effects of any unauthorized disclosures of our or our customers’ private or confidential information and any negative publicity directed toward Merrill Lynch; and decisions to downsize, sell or close units or otherwise change the business mix of Merrill Lynch.

Forward-looking statements speak only as of the date they are made, and Merrill Lynch undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

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

Merger With BASH

On November 1, 2010, ML & Co. merged with BASH. In addition, as a result of the BASH Merger, Banc of America Securities LLC (“BAS”), a wholly-owned broker-dealer subsidiary of BASH, became a wholly-owned broker-dealer subsidiary of ML & Co. Subsequently, on November 1, 2010, BAS was merged into Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned broker-dealer subsidiary of ML & Co., with MLPF&S as the surviving corporation in this merger (the “MLPF&S Merger”). As a result of the MLPF&S Merger, MLPF&S remained a direct wholly-owned broker-dealer subsidiary of ML & Co. and an indirect wholly-owned broker-dealer subsidiary of Bank of America.

Business Segments

Pursuant to ASC 280, Segment Reporting, operating segments represent components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. The business activities of Merrill Lynch are included within certain of the operating segments of Bank of America. Detailed financial information related to the stand-alone operations of Merrill Lynch, however, is not provided to Merrill Lynch’s chief operating decision maker. As a result, Merrill Lynch does not contain any identifiable operating segments under Segment Reporting, and the financial information of Merrill Lynch is presented as a single segment.

Form 10-Q Presentation

As a result of the acquisition of Merrill Lynch by Bank of America, certain information is not required in this Form 10-Q as permitted by general Instruction H of Form 10-Q. We have also abbreviated Management’s Discussion and Analysis of Financial Condition and Results of Operations as permitted by general Instruction H.

Executive Overview

Company Results

We reported a net loss of $1.4 billion and $1.0 billion for three and six months ended June 30, 2011 as compared with net earnings of $813 million and $2.9 billion for the three and six months ended June 30, 2010. Revenues, net of interest expense (“net revenues”) for the three and six months ended

June 30, 2011 were $6.9 billion and $14.8 billion compared with $6.7 billion and $16.1 billion for the three and six months ended June 30, 2010, respectively. Our pre-tax loss was $2.5 billion and $1.8 billion for the three and six months ended June 30, 2011 compared with pre-tax income of $855 million and $4.1 billion for the three and six months ended June 30, 2010, respectively.

Our results for the three months ended June 30, 2011 were adversely affected by a $2.7 billion provision for representations and warranties related to our repurchase exposure on private-label securitizations. On June 28, 2011, Bank of America and certain of its non-Merrill Lynch subsidiaries entered into a settlement agreement (that is subject to court approval and other conditions) to resolve, among other things, certain claims relating to alleged representations and warranties breaches (including repurchase claims) with respect a number of private-label securitizations of such affiliates. As a result of the experience gained by Bank of America and certain of its non-Merrill Lynch affiliates in this settlement, Merrill Lynch determined that is has sufficient experience to record the $2.7 billion liability for representations and warranties related to its repurchase exposure on private-label securitizations in the three months ended June 30, 2011. See “Off-Balance Sheet Exposures — Representations and Warranties” for further information. In addition, revenues associated with the valuation of certain of our long-term debt liabilities declined by $1.1 billion as compared with the prior year period. During the quarter ended June 30, 2011, we recorded net gains of $0.1 billion due to the impact of the widening of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities, primarily structured notes, while in the quarter ended June 30, 2010, we recorded net gains of $1.2 billion due to the widening of our credit spreads. Higher compensation and benefits and other non-interest expenses also contributed to the results for the quarter ended June 30, 2011. The quarter’s results also reflect higher principal transactions revenues associated with our trading activities, higher investment banking revenues, and a pre-tax gain of $377 million from the sale of our remaining investment in BlackRock, Inc. (“BlackRock”).

Our results for the six months ended June 30, 2011 also included the $2.7 billion provision for representations and warranties. In addition, in the six months ended June 30, 2011, we recorded net losses of $0.2 billion due to the impact of the narrowing of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities, while in the six months ended June 30, 2010 we recorded net gains of $1.4 billion due to the widening of our credit spreads. Lower principal transaction revenues associated with our trading activities and higher compensation and benefits and other non-interest expenses also contributed to the results for the six months ended June 30, 2011.

Our net loss applicable to our common shareholder was $1.4 billion and $1.0 billion for the three and six months ended June 30, 2011, respectively, as compared with net earnings of $775 million and $2.8 billion for the three and six month periods of 2010, respectively. There were no preferred stock dividends recorded during the three and six months ended June 30, 2011 as a result of the conversion of ML & Co.’s Series 2 and Series 3 Mandatory Convertible Preferred Stock into shares of Bank of America common stock in October 2010. Preferred stock dividends of $38 million and $76 million were recorded in the three and six months ended June 30, 2010.

Transactions with Bank of America

Merrill Lynch has entered into various transactions with Bank of America, primarily in connection with certain sales and trading and financing activities. Total net revenues and non-interest expenses related to transactions with Bank of America for the three months ended June 30, 2011 were $217 million and $677 million, respectively. Such revenues and expenses for the six months ended June 30, 2011 were $571 million and $1,229 million, respectively. Total net revenues and non-interest expenses related to transactions with Bank of America for the three months ended June 30, 2010 were net losses of $82 million and expenses of $203 million, respectively. Such revenues and expenses for the six months ended June 30, 2010 were net losses of $17 million and expenses of $451 million, respectively. Non-

interest expenses for the three and six months ended June 30, 2011 reflect increased intercompany service fees resulting from the integration of Bank of America’s and Merrill Lynch’s methodologies for allocating expenses associated with shared services to their subsidiaries. The results for the six months ended June 30, 2011 and June 30, 2010 included gains of $39 million and $282 million, respectively, from the sale of approximately $3.3 billion and $11.2 billion, respectively, of available-for-sale securities to Bank of America. These transfers were made to enable Bank of America or its non-Merrill Lynch subsidiaries to more efficiently manage the existing portfolio of similar available-for-sale securities. See Note 2 to the Condensed Consolidated Financial Statements for further information.

Merger with BASH

See “Introduction — Merger With BASH” for further information on this transaction.

U.S. Debt Ceiling and the Risk of U.S. Downgrade; EU Sovereign Risks

The U.S. Government recently increased its borrowing capacity under the federal debt ceiling. However, there continues to be a perceived risk of a sovereign credit ratings downgrade of the U.S. Government, including the ratings of U.S. Treasury securities. In July 2011, Moody’s Investors Services, Inc. (“Moody’s”) placed the U.S. Government under review for a possible credit rating downgrade and on August 2, 2011 it confirmed the U.S. Government’s existing sovereign rating, but stated that the U.S. Government’s rating outlook is negative. Also in July 2011, Standard and Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc. (“S&P”), placed its sovereign credit ratings of the U.S. Government on CreditWatch with negative implications. On August 2, 2011 Fitch Inc. affirmed its existing sovereign rating of the U.S. Government, but stated that the rating is under review. A downgrade of U.S. sovereign credit ratings could correspondingly impact the credit ratings of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. Government. We cannot predict if, when or how any changes to the credit ratings of these organizations will affect economic conditions or the resulting impact on Merrill Lynch. Such ratings actions could result in a significant adverse impact to Merrill Lynch. For additional information about the risks associated with the statutory debt limit and any resulting downgrade of the U.S. Government, see “Risk Factors” in Part II, Item 1A.

In addition, certain European nations continue to experience varying degrees of financial stress, and yields on government-issued bonds in Greece, Ireland, Italy, Portugal and Spain have risen and remain volatile. Despite assistance packages to Greece, Ireland and Portugal, the creation of a joint EU-IMF European Financial Stability Facility in May 2010, and a recently announced plan to expand financial assistance to Greece, uncertainty over the outcome of the European Union (“EU”) governments’ financial support programs and worries about sovereign finances persist. Market concerns over the direct and indirect exposure of European banks and insurers to these EU peripheral nations has resulted in a widening of credit spreads and increased costs of funding for some European financial institutions. For additional information about the risks associated with the financial stability of certain EU sovereigns, see “Risk Factors” in Part II, Item 1A.

U.K. Corporate Income Tax Rate Change

On July 19, 2011, the U.K. 2011 Finance Bill was enacted, which reduced the corporate income tax rate. For additional information, see “Results of Operations — Quarter Ended June 30, 2011 Compared With Quarter Ended June 30, 2010.”

U.K. Bank Levy

The U.K. government bank levy legislation was enacted on July 19, 2011. The rate on banks operating in the U.K. has been set at 7.5 basis points (“bps”) for short-term liabilities and 3.75 bps for long-term liabilities for 2011 and will increase to 7.8 bps for short-term liabilities and 3.9 bps for long-term liabilities beginning in 2012. Based on current estimates, the cost of the bank levy is expected to be approximately $80 million annually, beginning this year, and is non-deductible for U.K. tax purposes.

Sale of Remaining Investment in BlackRock

In June 2011, we sold all of our remaining investment in BlackRock. We received proceeds of approximately $2.5 billion from the sale and recorded a pre-tax gain of $377 million.

Financial Reform Act

The Financial Reform Act, which was signed into law on July 21, 2010, enacts sweeping financial regulatory reform and has altered and will continue to alter the way in which we conduct certain businesses, increase our costs and reduce our revenues.

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

Limitations on Certain Activities

We anticipate that the final regulations associated with the Financial Reform Act will include limitations on proprietary trading, as well as the sponsorship or investment in hedge funds and private equity funds (the “Volcker Rule”), as will be defined by various regulators. The implementing regulations for the Volcker Rule will include clarifications to the definition of “proprietary trading,” and distinctions between permitted and prohibited activities which have not yet been finalized. The final regulations are required to be in place by October 21, 2011, and the Volcker Rule becomes effective twelve months after such rules are final or on July 21, 2012, whichever is earlier. The Volcker Rule then gives certain financial institutions two years from the effective date, with opportunities for additional extensions, to bring activities and investments into conformance. In response to these developments, we have exited our proprietary trading business as of June 30, 2011.

The ultimate impact of the Volcker Rule’s prohibition on proprietary trading and the sponsorship or investment in hedge funds and private equity funds continues to remain uncertain, including any additional significant operational and compliance costs we may incur. For additional information about our proprietary trading business, see “Results of Operations — Quarter Ended June 30, 2011 Compared With Quarter Ended June 30, 2010.”

Derivatives

The Financial Reform Act includes measures to broaden the scope of derivative instruments subject to regulation by requiring clearing and exchange trading of certain derivatives, imposing new capital margins, reporting, registration and business conduct requirements for certain market participants and imposing position limits on certain over-the-counter (“OTC”) derivatives. Although the Financial Reform Act required regulators to promulgate the rulemakings necessary to implement these regulations by July 16, 2011, the regulators have indicated that the rulemaking process will continue through at least the end of 2011. Further, the regulators have granted temporary relief from certain requirements that would have taken effect on July 16, 2011 absent any rulemaking. This temporary relief is effective until final rules relevant to each requirement become effective, or in the case of the Commodity Futures Trading Commission, until the earlier of effectiveness of relevant final rules or December 31, 2011. The ultimate impact of these derivatives regulations, and the time it will take to comply, continues to remain uncertain. The final regulations will impose additional operational and compliance costs on us and may require us to restructure certain businesses, thereby negatively impacting our revenues and results of operations.

Credit Risk Retention

On March 29, 2011, numerous federal regulators jointly issued a proposed rule regarding credit risk retention that would, among other things, require retention by sponsors of at least five percent of the credit risk of the assets underlying certain asset backed securities (“ABS”) and mortgage-backed securities (“MBS”) securitizations and would limit the ability to transfer or hedge that credit risk. The proposed rule as currently written would likely have an adverse impact on our ability to engage in many types of the MBS and ABS securitization transactions, impose additional operational and compliance costs on us, and negatively influence the value, liquidity and transferability of ABS or MBS, loans and other assets. However, it remains unclear what requirements will be included in the final rule and what the ultimate impact of the final rule will be on our businesses or our consolidated results of operations.

Results of Operations

(dollars in millions)
					% Change between the	% Change between the
					Three Months Ended	Six Months Ended
	Three Months	Six Months	Three Months	Six Months	Jun. 30, 2011 and	Jun. 30, 2011 and
	Ended	Ended	Ended	Ended	the Three Months	the Six Months
	June 30,	June 30,	June 30,	June 30,	Ended Jun. 30,	Ended Jun. 30,
	2011	2011	2010	2010	2010	2010

Revenues
Principal transactions	$2,173	$3,344	$2,090	$6,138	4%	(46	) %
Commissions	1,447	3,037	1,477	2,966	(2)	2
Managed account and other fee-based revenues	1,331	2,622	1,162	2,214	15	18
Investment banking	1,614	3,146	1,265	2,474	28	27
Earnings from equity method investments	120	258	96	377	25	(32)
Other revenues(1)	1,101	3,192	1,140	2,157	(3)	48

Subtotal	7,786	15,599	7,230	16,326	8	(4)
Interest and dividend revenues	1,506	3,906	1,984	4,740	(24)	(18)
Less interest expense	2,390	4,743	2,515	4,976	(5)	(5)

Net interest expense	(884)	(837)	(531)	(236)	66	255

Revenues, net of interest expense	6,902	14,762	6,699	16,090	3	(8)

Non-interest expenses:
Compensation and benefits	3,898	8,508	3,757	8,086	4	5
Communications and technology	478	906	487	972	(2)	(7)
Occupancy and related depreciation	335	671	357	702	(6)	(4)
Brokerage, clearing, and exchange fees	303	603	268	554	13	9
Advertising and market development	115	236	103	199	12	19
Professional fees	225	452	217	395	4	14
Office supplies and postage	32	64	36	80	(11)	(20)
Provision for representations and warranties	2,741	2,719	(103)	(179)	N/M	N/M
Other	1,238	2,445	722	1,203	71	103

Total non-interest expenses	9,365	16,604	5,844	12,012	60	38

Pre-tax (loss) earnings	(2,463)	(1,842)	855	4,078	N/M	N/M
Income tax (benefit) expense	(1,021)	(806)	42	1,172	N/M	N/M

Net (loss) earnings	$(1,442)	$(1,036)	$813	$2,906	N/M	N/M

Preferred stock dividends	-	-	38	76	N/M	(100)

Net (loss) earnings applicable to common stockholder	$(1,442)	$(1,036)	$775	$2,830	N/M	N/M

(1)	2011 and 2010 amounts include other income and other-than-temporary impairment losses on available-for-sale debt securities. The other-than-temporary impairment losses were $8 million and $44 million for the three and six months ended June 30, 2011, respectively, and were $37 million and $123 million for the three and six months ended June 30, 2010, respectively.
N/M = Not meaningful.

Quarterly Consolidated Results of Operations

Our net loss for the quarter ended June 30, 2011 was $1.4 billion compared with net earnings of $813 million for the quarter ended June 30, 2010. Net revenues for the second quarter of 2011 were $6.9 billion compared with $6.7 billion in the prior year period.

Quarter Ended June 30, 2011 Compared With Quarter Ended June 30, 2010

Principal transactions revenues include both realized and unrealized gains and losses on trading assets and trading liabilities and investment securities classified as trading. Principal transactions revenues were $2.2 billion for the quarter ended June 30, 2011 compared with $2.1 billion for the quarter ended June 30, 2010. The increase reflected higher trading revenues as compared with the prior year period, primarily in our equity, credit and commodity products businesses. Revenues from equity products increased, primarily driven by certain structured equity financing activities within our global markets financing and servicing business. The effect of the higher principal transaction revenues associated with these structured equity financing activities is offset by higher financing costs, which are included within net interest income (expense). Revenues from equity derivative products also increased and benefited from improved market conditions as compared with the prior year period. Revenues from commodity products increased, primarily reflecting higher revenues from energy products as compared with the prior year. Revenues from credit products increased and reflected more favorable market conditions as compared with the prior year, which included concerns over pending regulatory reform in the U.S. and widening credit spreads as a result of concerns over European sovereign debt. These increases in principal transaction revenues were partially offset by a $1.1 billion decline in revenues associated with the valuation of certain of our long-term debt liabilities. In the quarter ended June 30, 2011, we recorded net gains of $0.1 billion due to the impact of the widening of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities, primarily structured notes, as compared with net gains of $1.2 billion from such long-term debt liabilities recorded in the quarter ended June 30, 2010. In addition, revenues from mortgage products decreased due to the impact of credit valuation adjustments related to financial guarantors. Revenues from our proprietary trading activities also declined and reflected the wind-down of that business.

Included in principal transactions revenues are net revenues associated with activities we have identified as “proprietary trading,” which is conducted separately from our customer trading activities. Our proprietary trading operations have engaged in trading activities in a variety of products, including stocks, bonds, currencies and commodities. In response to developments relating to the Volcker Rule discussed above, we have exited our proprietary trading business as of June 30, 2011. The revenues from these operations for the quarters ended June 30, 2011 and June 30, 2010 were $234 million and $432 million, respectively, of which $226 million and $384 million, respectively, were included within principal transactions revenues. The remainder of the revenues for these operations were primarily recorded within net interest revenues. See also “Executive Overview — Financial Reform Act — Limitations on Certain Activities.”

Net interest income (expense) is a function of (i) the level and mix of total assets and liabilities, including trading assets, deposits, financing and lending transactions, and trading strategies associated with our businesses, and (ii) the prevailing level, term structure and volatility of interest rates. Net interest income (expense) is an integral component of trading activity. In assessing the profitability of our client facilitation and trading activities, we view principal transactions and net interest income (expense) in the aggregate as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause the mix of principal transactions and net interest income (expense) to fluctuate from period to period. Net interest expense was $884 million for the quarter ended June 30, 2011 as compared with $531 million in the quarter ended June 30, 2010. The decline was primarily due to lower net interest revenues generated from our trading activities. In both periods, the results were affected by financing costs associated with certain structured equity financing activities within our global markets financing and servicing business. The effect of the higher financing costs associated with the structured equity financing activities is offset in Principal transactions revenues.

Commissions revenues primarily arise from agency transactions in listed and OTC equity securities and commodities and options. Commissions revenues also include distribution fees for promoting and distributing mutual funds. Commissions revenues were $1.4 billion for the quarter ended June 30, 2011, a decrease of 2% from the prior year period. The majority of the decrease was attributable to our global equity products business, primarily reflecting lower single-stock trading volumes in the U.S. and the Europe, Middle East and Africa (“EMEA”) region, which declined 15% and 12%, respectively.

Managed account and other fee-based revenues primarily consist of asset-priced portfolio service fees earned from the administration of separately managed and other investment accounts for retail investors, annual account fees, and certain other account-related fees. Managed account and other fee-based revenues were $1.3 billion for the quarter ended June 30, 2011, an increase of 15% from the prior year period. The increase was driven by higher fee-based revenues from our global wealth management activities, reflecting higher levels of fee-based assets from which such revenues are generated as well as increased revenues from fees on new accounts and asset management fees. The increase in fee-based assets was due to both strong client flows into long-term products and market appreciation.

Investment banking revenues include (i) origination revenues representing fees earned from the underwriting of debt, equity and equity-linked securities, as well as loan syndication and commitment fees and (ii) advisory services revenues including merger and acquisition and other investment banking advisory fees. Total investment banking revenues were $1.6 billion for the quarter ended June 30, 2011, an increase of 28% from the prior year period. Underwriting revenues increased 20% to $1.2 billion, which reflected higher revenues from both equity and fixed income underwriting transactions. Revenues from advisory services increased 59% to $381 million, reflecting increased merger and acquisition transaction activity.

Earnings from equity method investments include our pro rata share of income and losses associated with investments accounted for under the equity method of accounting. Earnings from equity method investments were $120 million for the quarter ended June 30, 2011 compared with $96 million for the quarter ended June 30, 2010. The increase reflected higher revenues from certain equity method investments. Refer to Note 8 to the Consolidated Financial Statements included in the 2010 Annual Report for further information on equity method investments.

Other revenues include gains and losses on investment securities, including certain available-for-sale securities, gains and losses on private equity investments, and gains and losses on loans and other miscellaneous items. Other revenues were $1.1 billion in both the quarters ended June 30, 2011 and June 30, 2010, as lower revenues from certain private equity investments were partially offset by a gain associated with the sale of our remaining investment in BlackRock. In November 2010, we sold a substantial portion of our investment in BlackRock, which resulted in a reduction of our economic interest in BlackRock from approximately 34% to approximately 7%. In June 2011, we sold all of our remaining shares of BlackRock’s Series B preferred stock, which resulted in a pre-tax gain of $377 million.

Compensation and benefits expenses were $3.9 billion for the quarter ended June 30, 2011, an increase of 4% from the prior year period. The increase was due to higher incentive based compensation accruals as compared with the prior year, reflecting increased net revenues (after giving effect to the impact of the revenues associated with the valuation of certain of our long-term debt liabilities). There was also an increase in salary and other employee compensation costs as compared with the prior year period related to increased headcount levels from investments in infrastructure and personnel associated with further development of the business, as well as higher amortization expense associated with stock-based compensation awards. These increases were partially offset by an incremental payroll tax in the U.K. that was recorded in the prior year. In April 2010, the U.K. enacted a one-time employer payroll tax on bonuses awarded to employees of applicable banking entities between December 9, 2009 and April 5, 2010. The impact of this tax was approximately $330 million and was included in our compensation and benefits expense for the quarter ended June 30, 2010.

Non-compensation expenses were $5.5 billion for the quarter ended June 30, 2011 and $2.1 billion in the prior year period. Non-compensation expenses in 2011 included a charge of $2.7 billion associated with representations and warranties made in connection with certain mortgage and home equity loan transactions. See “Off-Balance Sheet Exposures — Representations and Warranties” for further information. Advertising and market development costs were $115 million, an increase of 12% primarily due to higher travel and entertainment and promotion expenses. Brokerage, clearing and exchange fees were $303 million, an increase of 13%, primarily due to higher brokerage and other fees. Other expenses were $1.2 billion for the quarter ended June 30, 2011 as compared with $0.7 billion in the prior year period. The increase was primarily driven by higher net intercompany service fees from Bank of America. Such net intercompany service fees were approximately $680 million in the quarter ended June 30, 2011, an increase of approximately $520 million from the prior year period. This increase was partially offset by lower expense associated with non-controlling interests of certain principal investments.

As discussed above, included within Merrill Lynch’s non-interest expenses are intercompany service fees from Bank of America. Beginning in 2011, Bank of America and Merrill Lynch integrated their methodologies for allocating expenses associated with shared services to their subsidiaries. As a result of this integration, during 2011 Merrill Lynch will incur a higher level of intercompany service fees from Bank of America as compared with the prior year.

The income tax benefit for the three months ended June 30, 2011 was $1.0 billion compared with an income tax expense of $42 million for the three months ended June 30, 2010. The effective tax rate was 41.4% for the second quarter of 2011 compared with 5.0% in the prior year. The 5.0% effective tax rate for the 2010 quarterly period was driven primarily by the size of net tax preference items (such as tax-exempt income and release of a valuation allowance provided for capital loss carryforward tax benefits) relative to the level of pre-tax income. For the comparable 2011 quarterly period, net tax benefit preference items increased the effective tax rate, but had a smaller relative impact. In addition, the income tax benefit for the quarter ended June 30, 2011 included a $244 million charge to establish a valuation allowance for a portion of certain non-U.S. deferred tax assets.

On July 19, 2011, the U.K. 2011 Finance Bill was enacted, which reduced the corporate income tax rate to 26% beginning on April 1, 2011, and then to 25% effective April 1, 2012. These reductions will favorably affect income tax expense on future U.K. earnings, but also will require us to remeasure our U.K. net deferred tax assets using the lower tax rates. We will record a charge to income tax expense of approximately $800 million for this revaluation in the three months ending September 30, 2011. If corporate income tax rates were to be reduced to 23% by 2014, as suggested in U.K. Treasury announcements and assuming no change in the deferred tax asset balance, a charge to income tax expense of approximately $400 million for each one percent reduction in the rate would result in each period of enactment.

In addition, it is possible that valuation allowance releases may affect the effective income tax rate later this year.

Year-to-Date Consolidated Results of Operations

For the six months ended June 30, 2011, our net loss was $1.0 billion compared with net earnings of $2.9 billion in the prior year period. Our pre-tax loss was $1.8 billion for the six months ended June 30, 2011 compared with pre-tax income of $4.1 billion for the six months ended June 30, 2010.

Six Months Ended June 30, 2011 Compared With Six Months Ended June 30, 2010

Net revenues for the six months ended June 30, 2011 were $14.8 billion compared with $16.1 billion in the prior year period. The decrease primarily reflected lower principal transaction revenues, partially offset by higher investment banking and other revenues. Principal transaction revenues were $3.3 billion for the six months ended June 30, 2011, a decrease of $2.8 billion from the prior year period, which included a $1.6 billion decline in revenues associated with the valuation of certain of our long-term debt liabilities. In the six months ended June 30, 2011, we recorded net losses of $0.2 billion due to the impact of the narrowing of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities, primarily structured notes, as compared with net gains of $1.4 billion from such long-term debt liabilities in the six months ended June 30, 2010 due to the widening of our credit spreads. Lower revenues associated with our trading activities, primarily due to mortgage products as a result of credit valuation adjustments related to financial guarantors, also contributed to the decrease in principal transaction revenues. Investment banking revenues were $3.1 billion, an increase of 27%, reflecting higher revenues from both underwriting and advisory transactions. Other revenues were $3.2 billion, an increase of $1.0 billion from the prior year period. The increase in other revenues was primarily associated with a $1.1 billion gain associated with a private equity investment that underwent an initial public offering during the quarter ended March 31, 2011, as well as the pre-tax gain of $377 million from the sale of our remaining investment in BlackRock, partially offset by lower revenues from certain other private equity investments.

Compensation and benefits expenses were $8.5 billion for the six months ended June 30, 2011, an increase of 5% from the prior year period. The increase included higher amortization expense associated with stock-based compensation awards, including awards granted to retirement-eligible employees, as compared with the prior year. In addition, salary and other employee compensation costs were higher as compared with the prior year period related to increased headcount levels from investments in infrastructure and personnel associated with further development of the business. These increases were partially offset by lower incentive-based compensation accruals and the $330 million charge for the incremental U.K. payroll tax that was recorded in the six months ended June 30, 2010.

Non-compensation expenses were $8.1 billion for the six months ended June 30, 2011 and $3.9 billion in the prior year period. Non-compensation expenses in 2011 included a charge of $2.7 billion associated with representations and warranties made in connection with certain mortgage and home equity loan transactions. See “Off-Balance Sheet Exposures — Representations and Warranties” for further information. Advertising and market development costs were $236 million, an increase of 19% primarily due to higher travel and entertainment and promotion expenses. Professional fees were $452 million, which increased 14% primarily due to higher legal and other professional fees. Other expenses were $2.4 billion compared with $1.2 billion in the prior year period. The increase was primarily driven by higher net intercompany service fees from Bank of America.

The income tax benefit was $806 million for the six months ended June 30, 2011 compared with income tax expense of $1.2 billion for the six months ended June 30, 2010. The effective tax rate for the first half of 2011 was 43.8% compared with 28.7% in the prior year period. The 2011 effective tax rate was higher than for 2010 as the benefits for net tax preference items (such as tax-exempt income and release of a valuation allowance provided for capital loss carryforward tax benefits) increased the income tax benefit recorded on the 2011 pre-tax loss while the impact of such benefits was a decrease in tax expense recorded on pre-tax income for the comparable period in 2010. The $244 million charge referred to above decreased the 2011 effective tax rate compared to what it otherwise would have been.

Off-Balance Sheet Exposures

As a part of our normal operations, we enter into various off-balance sheet arrangements that may require future payments. The table and discussion below outline our significant off-balance sheet arrangements, as well as their future expirations, as of June 30, 2011. Refer to Note 14 to the Condensed Consolidated Financial Statements for further information.

	Expiration
	Maximum	Less than 1	1-3	3-5	Over 5
(dollars in millions)	Payout	Year	Years	Years	Years

Standby liquidity facilities	$1,139	$585	$535	$-	$19
Residual value guarantees	415	95	320	-	-
Standby letters of credit and other guarantees	582	387	173	3	19

Standby Liquidity Facilities

We provide standby liquidity facilities primarily to certain unconsolidated municipal bond securitization variable interest entities (“VIEs”). In these arrangements, we are required to fund these standby liquidity facilities if certain contingent events take place (e.g., a failed remarketing) and in certain cases if the fair value of the assets held by the VIE declines below the stated amount of the liquidity obligation. The potential exposure under the facilities is mitigated by economic hedges and/or other contractual arrangements entered into by Merrill Lynch. Refer to Note 9 to the Condensed Consolidated Financial Statements for further information.

Residual Value Guarantees

At June 30, 2011, residual value guarantees of $415 million consisted of amounts associated with certain power plant facilities.

Standby Letters of Credit and Other Guarantees

At June 30, 2011, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $0.6 billion.

Representations and Warranties

In prior years, Merrill Lynch and certain of its subsidiaries, including First Franklin Financial Corporation (“First Franklin”) sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations (in a limited number of these securitizations, monolines insured all or some of the securities), or in the form of whole loans. Most of the loans sold in the form of whole loans were subsequently pooled into private-label securitizations sponsored by the third-party buyer of the whole loans. In addition, Merrill Lynch and First Franklin securitized first-lien residential mortgage loans generally in the form of mortgage-backed securities guaranteed by the GSEs. In connection with these transactions, Merrill Lynch made various representations and warranties. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to the GSEs, whole-loan buyers, securitization trusts or monoline insurers (collectively, “repurchases”). In such cases, Merrill Lynch would be exposed to any credit loss on the repurchased mortgage loans.

Subject to the requirements and limitations of the applicable sales and securitization agreements, these representations and warranties can be enforced by the GSEs, the whole-loan buyer, the securitization trustee, or others as governed by the applicable agreement or, in a limited number of first-lien and home equity securitizations where monoline insurers have insured all or some of the securities issued, by the monoline insurer at any time. In the case of loans sold to parties other than the GSEs, the contractual liability to repurchase typically arises only if there is a breach of the representations and warranties that materially and adversely affects the interest of the investor or investors in the loan or of the monoline insurer (as applicable). Contracts with the GSEs do not contain an equivalent requirement.

For additional information about accounting for representations and warranties and our representations and warranties claims and exposures, see Note 14 to the Condensed Consolidated Financial Statements and Item 1A. Risk Factors as well as Item 1A. Risk Factors of Merrill Lynch’s 2010 Annual Report on Form 10-K.

Merrill Lynch has vigorously contested any request for repurchase when it concludes that a valid basis for such repurchase claim did not exist and will continue to do so in the future. Merrill Lynch may reach settlements in the future if opportunities arise on terms determined to be advantageous to Merrill Lynch.

Bank of America BNY Mellon Settlement

On June 28, 2011, Bank of America, and certain of its non-Merrill Lynch subsidiaries entered into a settlement agreement (subject to final court approval and other conditions) with The Bank of New York Mellon (“BNY Mellon”), as trustee, to resolve, among other claims, all outstanding and potential claims related to alleged representations and warranties breaches (including repurchase claims) with respect to the 525 legacy first-lien and five second-lien mortgage-backed securitizations containing loans principally originated between 2004 and 2008 and for which BNY Mellon acts as trustee or indenture trustee (the “BNY Mellon Settlement”). As a result of the experience gained by Bank of America and certain of its non-Merrill Lynch affiliates in the BNY Mellon Settlement, Merrill Lynch determined that is has sufficient experience to record a $2.7 billion liability for representations and warranties related to its repurchase exposure on private-label securitizations in the three months ended June 30, 2011.

Unresolved Claims

At June 30, 2011, our total unresolved repurchase claims were approximately $657 million compared with $624 million at December 31, 2010.

Representations and Warranties Liability

The liability for representations and warranties is included in Interest and other payables on the Condensed Consolidated Balance Sheets and the related provision is included in Non-interest expenses on the Condensed Consolidated Statements of Earnings (Loss). The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, which include, depending on the counterparty, actual defaults, estimated future defaults, historical loss experience, estimated home prices, other economic conditions, estimated probability that a repurchase claim will be received, consideration of whether presentation thresholds will be met, number of payments made by the borrower prior to default and estimated probability that a loan will be required to be repurchased as well as other relevant facts and circumstances, such as bulk settlements and identity of the counterparty or type of counterparty, as we believe appropriate. The estimate of the liability for representations and warranties is based on currently available information, significant judgment and a number of factors, including those set forth above, that are subject to change. Changes to any one of these factors could significantly impact the estimate of the liability and could have a material adverse impact on our results of operations for any particular period.

At June 30, 2011 and December 31, 2010, the liability for representations and warranties was $2.8 billion and $213 million, respectively. As noted above, in the three months ended June 30, 2011,

we recorded a provision for representations and warranties related to our repurchase exposure on private-label securitizations of $2.7 billion.

Range of Possible Loss Estimate for Non-GSEs

Although Merrill Lynch believes it is probable that additional claimants may come forward with credible claims that meet the requirements of the terms of the securitizations, Merrill Lynch has experienced limited activity that has met the standards required. Merrill Lynch believes that with the additional $2.7 billion non-GSE representations and warranties provision recorded in the three months ended June 30, 2011, it has provided for a substantial portion of its non-GSE representations and warranties exposures. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. In addition, Merrill Lynch has not recorded any representations and warranties liability for potential monoline exposures and certain potential whole loan exposures. Merrill Lynch currently estimates that the range of possible loss related to non-GSE representations and warranties exposure as of June 30, 2011 could be up to $0.5 billion over existing accruals. This estimate of the range of possible loss for non-GSE representations and warranties does not represent a probable loss, is based on currently available information, significant judgment, and a number of assumptions, including the assumption that conditions to the BNY Mellon Settlement are satisfied and those set forth below, that are subject to change.

The methodology used to estimate the non-GSE representations and warranties liability and the corresponding range of possible loss considers a variety of factors including Merrill Lynch’s experience related to actual defaults, estimated future defaults and historical loss experience and the experience of Merrill Lynch’s affiliates. Among the factors that impact the non-GSE representations and warranties liability and the corresponding range of possible loss are: (1) contractual loss causation requirements, (2) the representations and warranties provided, and (3) the requirement to meet certain presentation thresholds. The first factor is based on our belief that a non-GSE contractual liability to repurchase a loan generally arises only if the counterparties prove there is a breach of representations and warranties that materially and adversely affects the interest of the investor or all investors, or the monoline insurer (as applicable), in a securitization trust and, accordingly, we believe that the repurchase claimants must prove that the alleged representations and warranties breach was the cause of the loss. The second factor is related to the fact that non-GSE securitizations include different types of representations and warranties than those provided to the GSEs. We believe the non-GSE securitizations’ representations and warranties are less rigorous and actionable than those in the comparable agreements with the GSEs. The third factor is related to the fact that certain presentation thresholds need to be met in order for any repurchase claim to be asserted under the non-GSE agreements. A securitization trustee may investigate or demand repurchase on its own action, and most agreements contain a threshold, for example 25% of the voting rights per trust, that allows investors to declare a servicing event of default under certain circumstances or to request certain action, such as requesting loan files, that the trustee may choose to accept and follow, exempt from liability, provided the trustee is acting in good faith. If there is an uncured servicing event of default, and the trustee fails to bring suit during a 60-day period, then, under most agreements, investors may file suit. In addition to this, most agreements also allow investors to direct the securitization trustee to investigate loan files or demand the repurchase of loans, if security holders hold a specified percentage, for example, 25%, of the voting rights of each tranche of the outstanding securities.

The methodology used to estimate the non-GSE representations and warranties liability and the corresponding range of possible loss was updated in the second quarter of 2011 to consider the experience resulting from the BNY Mellon Settlement and assumes that the conditions to the BNY Mellon Settlement are satisfied. It also considers assumptions regarding economic conditions, including estimated second quarter 2011 home prices. Since the non-GSE transactions that were included in the BNY Mellon Settlement differ from those that were not included in the BNY Mellon Settlement,

Merrill Lynch adjusted the experience implied in the settlement in order to determine the estimated non-GSE representations and warranties liability and corresponding range of possible loss. The judgmental adjustments made include consideration of the differences in the mix of products in the securitizations, loan originator, likelihood of claims differences, the differences in the number of payments that the borrower has made prior to default, and the sponsor of the securitization. Although Merrill Lynch continues to believe that presentation thresholds as described above are a factor in the determination of probable loss, given the BNY Mellon Settlement, the upper end of the estimated range of possible loss assumes that the presentation threshold can be met for all of the non-GSE securitization transactions.

Future provisions and/or ranges of possible loss for non-GSE representations and warranties may be significantly impacted if actual results are different from our assumptions in our predictive models, including, without limitation, those regarding the ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, economic conditions, home prices, consumer and counterparty behavior, and a variety of judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or this range of possible loss estimate. For example, if courts were to disagree with our interpretation that the underlying agreements require a claimant to prove that the representations and warranties breach was the cause of the loss, it could significantly impact this estimated range of possible loss. Additionally, if recent court rulings related to monoline litigation, including one related to an affiliate of ours, that have allowed sampling of loan files instead of a loan-by-loan review to determine if a representations and warranties breach has occurred are followed generally by the courts, private-label counterparties may view litigation as a more attractive alternative as compared to a loan-by-loan review. Finally, although Merrill Lynch believes that the representations and warranties typically given in non-GSE transactions are less rigorous and actionable than those given in GSE transactions, Merrill Lynch does not have significant loan-level experience to measure the impact of these differences on the probability that a loan will be required to be repurchased.

There can be no assurance that final court approval of the BNY Mellon Settlement will be obtained, that all conditions will be satisfied or, if certain conditions into the BNY Mellon Settlement permitting withdrawal are met, that Bank of America and certain of its non-Merrill Lynch subsidiaries will not determine to withdraw from the settlement. If final court approval is not obtained or if Bank of America and such subsidiaries determine to withdraw from the BNY Mellon Settlement in accordance with its terms, Merrill Lynch’s future representations and warranties losses could be substantially greater than existing accruals and the estimated range of possible losses over existing accruals described above.

The liability for obligations under representations and warranties with respect to GSE and non-GSE exposures and the corresponding estimate of the range of possible loss for non-GSE representations and warranties exposures do not include any losses related to litigation matters disclosed in Note 14 to the Condensed Consolidated Financial Statements, nor do they include any potential securities law or fraud claims or potential indemnity or other claims against us. Merrill Lynch is not able to reasonably estimate the amount of any possible loss with respect to any such securities law (except to the extent reflected in the aggregate range of possible loss for litigation and regulatory matters disclosed in Note 14 to the Condensed Consolidated Financial Statements), fraud or other claims against us; however, such loss could be material.

Experience with Non-GSE Investors

As presented in the table below, Merrill Lynch, including First Franklin, sold loans originated from 2004 to 2008 (primarily subprime and alt-A) with an original principal balance of $132 billion through private-label securitizations or in the form of whole loan sales that were subject to representations and warranties liabilities, of which approximately $62 billion in principal has been paid off, $45 billion has defaulted or are severely delinquent (i.e., 180 days or more past due) and $39 billion remains outstanding as of June 30, 2011.

As it relates to private-label securitizations, a contractual liability to repurchase loans generally arises only if counterparties prove there is a breach of the representations and warranties that materially and adversely affects the interest of the investor or all investors in a securitization trust or of the monoline insurer (as applicable). Merrill Lynch believes that the longer a loan performs, the less likely it is that an alleged representations and warranties breach had a material impact on the loan’s performance or that a breach even exists. Because the majority of the borrowers in this population would have made a significant number of payments if they are not yet 180 days or more past due, we believe that the principal balance at the greatest risk for repurchase claims in this population of private-label securitization investors is a combination of loans that have already defaulted and those that are currently severely delinquent. Additionally, the obligation to repurchase loans also requires that counterparties have the contractual right to demand repurchase of the loans (presentation thresholds). While Merrill Lynch believes the agreements for private-label securitizations generally contain less rigorous representations and warranties and place higher burdens on investors seeking repurchases than the comparable agreements with the GSEs, the agreements generally include a representation that underwriting practices were prudent and customary.

The following table details the population of loans originated between 2004 and 2008 and the population of loans sold as whole loans or in non-GSE private-label securitizations by entity together with the defaulted and severely delinquent loans stratified by the number of payments the borrower made prior to default or becoming severely delinquent at June 30, 2011. In connection with these transactions, we provided representations and warranties, and the whole loan investors may retain those rights even when the whole loans were aggregated with other collateral into private-label securitizations sponsored by the whole loan investors. As shown in the table, at least 25 payments have been made on approximately 60% of the defaulted and severely delinquent loans. Merrill Lynch believes many of the defaults observed in these securitizations have been, and continue to be, driven by external factors, such as the substantial depreciation in home prices, persistently high unemployment and other negative economic trends, diminishing the likelihood that any loan defect (assuming one exists at all) was the cause of a loan’s default. As of June 30, 2011, approximately 34% of the loans sold to non-GSEs that were originated between 2004 and 2008 have defaulted or are severely delinquent.

	Principal Balance					Defaulted or Severely Delinquent
		Outstanding	Outstanding			Borrower			Borrower
	Original	Principal	Principal	Defaulted	Defaulted	Made Less	Borrower	Borrower	Made More
(dollars in billions)	Principal	Balance	Balance	Principal	or Severely	than 13	Made 13 to	Made 25 to	Than 36
Entity	Balance	June 30, 2011	Over 180 Days	Balance	Delinquent	Payments	24 Payments	36 Payments	Payments

Merrill Lynch (excluding First Franklin)	$50	$17	$7	$11	$18	$4	$4	$2	$8
First Franklin	82	22	7	20	27	4	6	5	12

Total	$132	$39	$14	$31	$45	$8	$10	$7	$20

Private-label securitization investors generally do not have the contractual right to demand repurchase of loans directly or the right to access loan files. The majority of the claims that we have received are from third-party whole-loan investors.

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

Beginning late in the third quarter of 2009, in connection with the update or renewal of certain Merrill Lynch international securities offering programs, Bank of America agreed to guarantee debt securities, warrants and/or certificates issued by certain subsidiaries of ML & Co. on a going forward basis. All existing ML & Co. guarantees of securities issued by those same Merrill Lynch subsidiaries under various international securities offering programs will remain in full force and effect as long as those securities are outstanding, and Bank of America has not assumed any of those prior ML & Co. guarantees or otherwise guaranteed such securities. There were approximately $6.4 billion of securities guaranteed by Bank of America at June 30, 2011. In addition, Bank of America has guaranteed the performance of Merrill Lynch on certain derivative transactions. The aggregate amount of such derivative liabilities was approximately $2.4 billion at June 30, 2011.

Following the completion of Bank of America’s acquisition of Merrill Lynch, ML & Co. became a subsidiary of Bank of America and established intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these intercompany agreements is a $75 billion one-year revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America at a spread to LIBOR that is reset periodically and is consistent with other intercompany agreements. This credit line was renewed effective January 1, 2011 with a maturity date of January 1, 2012. The credit line will automatically be extended by one year to the succeeding January 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. The agreement does not contain any financial or other covenants. There were no outstanding borrowings against the line of credit at June 30, 2011.

In addition to the $75 billion unsecured line of credit, a $25 billion 364-day revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America was established on February 15, 2011. Interest on the line of credit is based on prevailing short-term market rates. The agreement does not contain any financial or other covenants. The line of credit matures on February 14, 2012. There were no outstanding borrowings against the line of credit at June 30, 2011.

Following the merger of BAS into MLPF&S, Bank of America agreed to guarantee the short-term, senior unsecured obligations issued by MLPF&S under its short-term master note program on a going forward basis. This issuance program was previously maintained by BAS to provide short-term funding for its broker-dealer operations. At June 30, 2011, approximately $8.6 billion of borrowings under the program were outstanding and guaranteed by Bank of America.

Also in connection with the merger of BAS into MLPF&S, MLPF&S either assumed or established the following agreements:

•	MLPF&S assumed an approximately $1.5 billion subordinated loan agreement with Bank of America, which bears interest based on a spread to LIBOR, and has a scheduled maturity date of December 31, 2012. The loan agreement contains a provision that automatically extends the loan’s maturity by one year unless Bank of America provides 13 months written notice not to extend prior to the scheduled maturity date.

•	MLPF&S assumed a $7 billion revolving subordinated line of credit with Bank of America. The subordinated line of credit bears interest based on a spread to LIBOR, and has a scheduled maturity date of October 1, 2012. The revolving subordinated line of credit contains a provision that automatically extends the maturity by one year unless Bank of America provides 13 months written notice not to extend prior to the scheduled maturity date. At June 30, 2011, $1.1 billion was outstanding on the subordinated line of credit.

•	On November 1, 2010, a $4 billion one-year revolving unsecured line of credit that allows MLPF&S to borrow funds from Bank of America was established. Interest on the line of credit is based on prevailing short-term market rates. The credit line will automatically be extended by one year to the succeeding November 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. At June 30, 2011, there were no borrowings outstanding on the line of credit.

•	On February 22, 2011, a $15 billion 364-day revolving unsecured line of credit that allows MLPF&S to borrow funds from Bank of America was established. Interest on the line of credit is based on prevailing short-term market rates. The line of credit matures on February 21, 2012. At June 30, 2011, approximately $1.5 billion was outstanding on the line of credit.

In addition to the funding agreements described above, Merrill Lynch has entered into certain lending arrangements with Bank of America. Included in these arrangements is a $50 billion one-year revolving line of credit that allows Bank of America to borrow funds from Merrill Lynch at a spread to LIBOR that is reset periodically and is consistent with other intercompany agreements. The line of credit matures on January 1, 2012 and will automatically be extended by one year to the succeeding January 1st unless Merrill Lynch provides written notice not to extend at least 45 days prior to the maturity date. Approximately $12.1 billion and $6.1 billion were outstanding under this line of credit as of June 30, 2011 and December 31, 2010, respectively. In addition, on August 3, 2011, Merrill Lynch authorized a short-term (less than 365 days with no automatic renewal) credit facility that will allow Bank of America to borrow up to an additional $25 billion for general corporate and working capital purposes.

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

Following the acquisition of Merrill Lynch by Bank of America, the major credit ratings agencies have indicated that the primary drivers of Merrill Lynch’s credit ratings are Bank of America’s credit ratings. Bank of America’s credit ratings are subject to ongoing review by the ratings agencies and thus may change from time to time based on a number of factors, including Bank of America’s financial strength, performance, prospects and operations as well as factors not under Bank of America’s control. In light of the recent difficulties in the financial services industry and financial markets, there can be no assurance that Bank of America will maintain its current ratings.

During 2010, the three major ratings agencies made negative adjustments to the outlooks for Bank of America’s and Merrill Lynch’s long-term credit ratings. For further information on these rating adjustments, refer to our 2010 Annual Report. Currently, the long-term senior debt ratings and ratings outlooks expressed by the ratings agencies for both Bank of America and ML & Co. are as follows: A2 (review for possible downgrade) by Moody’s; A (negative) by S&P; and A+ (Rating Watch Negative) by Fitch, Inc. (“Fitch”). MLPF&S’s long-term senior debt ratings and outlooks are A+ (negative) by S&P and A+ (Rating Watch Negative) by Fitch. Merrill Lynch International (“MLI”) a U.K.-based broker-dealer subsidiary of ML & Co., Inc., has a long-term senior debt rating and outlook of A+ (negative) by S&P. These ratings agencies have indicated that, as a systemically important financial institution, our credit ratings currently reflect their expectation that, if necessary, we would receive significant support from the U.S. Government. All three ratings agencies, however, have indicated they will reevaluate, and could reduce the uplift they include in our ratings for government support, for reasons arising from financial services regulatory reform proposals or legislation. On June 2, 2011, Moody’s placed Bank of America’s and ML & Co.’s ratings on review for possible downgrade from negative outlook due to its view that the current level of U.S. Government support incorporated into its ratings may no longer be appropriate. In addition to Bank of America’s credit ratings, other factors that influence our credit ratings (as well as those for Bank of America) include changes to the ratings agencies’ methodologies for our industry or certain security types, the ratings agencies’ assessment of the general operating environment for financial services companies, our relative positions in the markets in which we compete, reputation, liquidity position, diversity of funding sources, the level and volatility of earnings, corporate governance and risk management policies, capital position, capital management practices and current or future regulatory and legislative initiatives.

A reduction in certain of our credit ratings would likely have a material adverse effect on our liquidity, access to credit markets, the related cost of funds, our businesses and on certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical. Under the terms of certain OTC derivatives contracts and other trading agreements, in the event of a credit ratings downgrade of Bank of America, and consequently ML & Co. or our bank or broker-dealer subsidiaries, the counterparties to those agreements may require us to provide additional collateral or to terminate these contracts or agreements. Such collateral calls or terminations could cause us to sustain losses, impair our liquidity, or both, by requiring us to provide the counterparties with additional collateral in the form of cash or highly liquid securities. If Bank of America’s or ML & Co’s commercial paper or short-term credit ratings (which currently have the following ratings: P-1 by Moody’s, A-1 by S&P and F1+ by Fitch), or those of our bank or broker-dealer subsidiaries, were downgraded by one or more levels, the potential loss of short-term funding sources such as commercial paper or repo financing, and the effect on our incremental cost of funds would be material. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or an amount related to the market value of the exposure. For information regarding the additional collateral and termination payments that would be required in connection with certain OTC derivative contracts and other trading agreements as a result of such a credit ratings downgrade, see Note 6 to the Condensed Consolidated Financial Statements.

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

In addition, no change in Merrill Lynch’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, Merrill Lynch’s internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings

Legal and Regulatory Matters

See Note 14 to the Condensed Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory matters that supplement the disclosure in Note 14 to the Consolidated Financial Statements included in Merrill Lynch’s 2010 Annual Report and in Note 14 to the Condensed Consolidated Financial Statements included in Merrill Lynch’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in Merrill Lynch’s 2010 Annual Report, other than the addition of the following risk factors.

Mortgage and Housing Related Risk

We have been, and expect to continue to be, required to repurchase mortgage loans and/or reimburse monolines from whole loan purchasers, private-label securitization investors and private-label securitization trustees, monolines and others for losses due to claims related to representations and warranties made in connection with sales of RMBS and mortgage loans. We have recorded provisions for certain of these exposures. However, the ultimate resolution of these exposures could have a material adverse effect on our cash flows, financial condition, and results of operations.

In connection with loans sold to investors other than the GSEs as well as to the GSEs, Merrill Lynch and certain of its subsidiaries made various representations and warranties. Breaches of these representations and warranties may result in a requirement that we repurchase mortgage loans, or to otherwise make whole or provide other remedies to counterparties. Merrill Lynch, including First Franklin, sold loans originated from 2004 to 2008 (primarily subprime and alt-A) with an original principal balance of $132 billion through private-label securitizations or whole loan sales that were subject to representations and warranties liabilities. Most of the loans sold in the form of whole loans were subsequently pooled into private-label securitizations sponsored by the third-party buyer of the whole loans. In addition, Merrill Lynch and First Franklin securitized first-lien residential mortgage loans generally in the form of MBS guaranteed by the GSEs.

The amount of our total unresolved repurchase claims from all sources totaled approximately $657 million at June 30, 2011. The total amount of our recorded liability related to representations and warranties exposure was $2.8 billion at June 30, 2011. As a result of the experience gained by Bank of America and certain of its non-Merrill Lynch affiliates in the BNY Mellon Settlement, Merrill Lynch determined that is has sufficient experience to record a $2.7 billion liability for representations and warranties related to its repurchase exposure on private-label securitizations in the three months ended June 30, 2011.

It is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for non-GSE exposures. Our estimated liability and range of possible loss with respect to non-GSE transactions is necessarily dependent on, and limited by, our historical claims experience with non-GSE investors and that of certain of our affiliates and may materially change in the future based on factors beyond our control. We also consider bulk settlements by our affiliates when determining our estimated liability for representations and warranties. Future provisions and/or estimated ranges of possible loss associated with representations and warranties made in non-GSE transactions may be materially impacted if actual results are different from our assumptions in our predictive models, including without limitation, those regarding the ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, economic conditions, home prices, consumer and counterparty behavior, and a variety of judgemental factors. In addition, we have not recorded any representations and warranties liability for potential monoline exposures and certain potential whole loan exposures. After giving effect to the $2.7 billion provision for representations and warranties in the three months ended June 30, 2011, we currently estimate that the range of possible loss related to non-GSE representations and warranties exposure could be up to $0.5 billion over existing accruals at June 30, 2011. This estimate of the range of possible loss for non-GSE representations and warranties does not represent a probable loss, is based on currently available information, significant judgment and a number of other assumptions that are subject to change, including the assumption that the conditions to the BNY Mellon Settlement are satisfied. Adverse developments with respect to one or more of the assumptions underlying the liability for non-GSE representations and warranties and the corresponding range of possible loss could result in significant increases to future provisions and/or this range of possible loss estimate. For example, if courts were to disagree with our interpretation that the underlying agreements require a claimant to prove that the representations and warranties breach was the cause of the loss, it could significantly impact this estimated range of possible loss. Additionally, if recent court rulings related to monoline litigation, including one related to an affiliate of ours, that have allowed sampling of loan files instead of a loan-by-loan review to determine if a representations and warranties breach has occurred are followed generally by the courts, private-label securitization investors may view litigation as a more attractive alternative as compared to a loan-by-loan review. If these or other developments cause our actual future experience to differ materially from the assumptions underlying this estimated range of possible loss, the resolution of our non-GSE representations and warranties exposure could have a material adverse effect on our cash flows, financial condition, and results of operations.

The liability for obligations under representations and warranties with respect to GSE and non-GSE exposures and the corresponding estimate of the range of possible loss for non-GSE representations and warranties exposures do not include any losses related to litigation matters disclosed in Note 14 to the Condensed Consolidated Financial Statements, nor do they include any potential securities law or fraud claims or potential indemnity or other claims against us. We are not able to reasonably estimate the amount of any possible losses with respect to any such securities law (except to the extent reflected in the aggregate range of possible losses for litigation and regulatory matters disclosed in Note 14 to the Condensed Consolidated Financial Statements), fraud or other claims against us; however, such loss could have a material adverse effect on our cash flows, financial condition, and results of operations.

For additional information about our representations and warranties exposure and past activities, including the outstanding principal balance of loans originated between 2004 to 2008 at June 30, 2011, see “Off-Balance Sheet Exposures — Representations and Warranties” and Note 14 to the Condensed Consolidated Financial Statements.

Credit Risk and Market Risk

A downgrade in the U.S. Government’s sovereign credit rating, or in the credit ratings of instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities, could result in risks to Merrill Lynch and general economic conditions that we are not able to predict. In addition, uncertainty about the financial stability of several countries in the EU, the increasing risk that those countries may default on their sovereign debt and related stresses on financial markets could have a significant adverse effect on our business, results of operations and financial condition.

On July 13, 2011, Moody’s placed the U.S. Government under review for a possible credit ratings downgrade, and on August 2, 2011 Moody’s confirmed the U.S. Government’s existing sovereign rating, but stated that the rating outlook is negative. On July 14, 2011, S&P placed its sovereign credit ratings of the U.S. Government on CreditWatch with negative implications. On August 2, 2011 Fitch Inc. affirmed its existing sovereign rating of the U.S. Government, but stated that the rating is under review. There continues to be perceived risk of a sovereign credit ratings downgrade of the U.S. Government, including the ratings of U.S. Treasury Securities. It is foreseeable that the ratings and perceived creditworthiness of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. Government could also be correspondingly affected by any such downgrade. Instruments of this nature are key assets on the balance sheets of financial institutions, including Merrill Lynch, and are widely used as collateral by financial institutions to meet their day-to-day cash flows in the short-term debt market. A downgrade of the sovereign credit ratings of the U.S. Government and perceived creditworthiness of U.S. Government-related obligations could impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments. We cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these organizations will affect economic conditions. Such ratings actions could result in a significant adverse impact to Merrill Lynch.

A downgrade of the sovereign credit ratings of the U.S. Government or the credit ratings of related institutions, agencies and instrumentalities would significantly exacerbate the other risks to which Merrill Lynch is subject and any related adverse effects on our business, financial condition and results of operations, including those described under Risk Factors — Credit Risk — We could suffer losses as a result of the actions of or deterioration in the commercial soundness of our counterparties and other financial services institutions, Risk Factors — Market Risk — Our businesses and results of operations have been, and may continue to be, significantly adversely affected by changes in the levels of market volatility and by other financial or capital market conditions and Risk Factors — Liquidity Risk — Our liquidity, cash flows, financial condition and results of operations, and competitive position could be significantly adversely affected by the inability of ML & Co. or Bank of America to access capital markets or if there is an increase in our borrowing costs in Merrill Lynch’s 2010 Annual Report.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these EU “peripheral nations” to continue to service their sovereign debt obligations. These conditions impacted financial markets and resulted in high and volatile bond yields on the sovereign debt of many EU nations. Certain European nations continue to experience varying degrees of financial stress, and yields on government-issued bonds in Greece, Ireland, Italy, Portugal and Spain have risen and remain volatile. Despite assistance packages to Greece, Ireland and Portugal, the creation of a joint EU-IMF European Financial Stability Facility in May 2010, and a recently announced plan to expand financial assistance to Greece, uncertainty over the outcome of the EU governments’ financial support programs and worries about sovereign finances persist. Market concerns over the direct and indirect exposure of European banks and insurers to the EU peripheral nations has resulted in a widening of credit spreads and increased costs of funding for some European financial institutions.

Risks and ongoing concerns about the debt crisis in Europe could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. Market and economic disruptions have affected, and may continue to affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. There can be no assurance that the market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not spread, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to stabilize the affected countries and markets in Europe or elsewhere. To the extent uncertainty regarding the economic recovery continues to negatively impact consumer confidence and consumer credit factors, our business and results of operations could be significantly and adversely affected. For example, global economic uncertainty, regulatory initiatives and reform have impacted, and will likely continue to impact, non-U.S. credit and trading portfolios. We will continue to monitor and manage this risk but there can be no assurance our efforts in this respect will be sufficient or successful.

Liquidity Risk

Adverse changes to Bank of America’s or our credit ratings from the major credit ratings agencies could have a material adverse effect on our liquidity, cash flows, competitive position, financial condition and results of operations by significantly limiting our access to the funding or capital markets, increasing our borrowing costs, or triggering additional collateral or funding requirements.

Our borrowing costs and ability to obtain funding are directly impacted by our credit ratings. In addition, credit ratings may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions, including OTC derivatives. Credit ratings and outlooks are opinions on our creditworthiness and that of our obligations or securities, including long-term debt, short-term borrowings and other securities.

Following the acquisition of Merrill Lynch by Bank of America, the major credit ratings agencies have indicated that the primary drivers of Merrill Lynch’s credit ratings are Bank of America’s credit ratings. Bank of America’s credit ratings are subject to ongoing review by the ratings agencies and thus may change from time to time based on a number of factors, including Bank of America’s financial strength, performance, prospects and operations as well as factors not under Bank of America’s control, such as rating agency specific criteria or frameworks for the financial services industry or certain security types, which are subject to revision from time to time, and conditions affecting the financial services industry generally. There can be no assurance that Bank of America will maintain its current ratings.

On June 2, 2011, Moody’s placed Bank of America’s and ML & Co.’s ratings on review for possible downgrade from negative outlook due to its view that the current level of U.S. Government support incorporated into our ratings may no longer be appropriate. Moody’s, S&P and Fitch have indicated that, as a systemically important financial institution, our credit ratings currently reflect their expectation that, if necessary, we would receive significant support from the U.S. Government. All three ratings agencies have indicated they will reevaluate, and could reduce the uplift they include in our ratings for government support, for reasons arising from financial services regulatory reform proposals or legislation.

Currently, the long-term senior debt ratings and outlooks expressed by the ratings agencies for both Bank of America and ML & Co. are as follows: A2 (review for possible downgrade) by Moody’s; A (negative) by S&P; and A+ (Rating Watch Negative) by Fitch. A reduction in certain of our credit ratings would likely have a material adverse effect on our liquidity, access to credit markets, the related cost of funds, our businesses and on certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical. If Bank of America’s or ML & Co.’s short-term credit ratings, or those of our bank or broker-dealer subsidiaries, were downgraded by one or more levels, the potential loss of short-term funding sources such as commercial paper or repo financing, and the effect on our incremental cost of funds would be material. While certain potential impacts of a downgrade are contractual and quantifiable, the full scope of consequences to a credit rating downgrade is inherently uncertain, as it depends upon numerous dynamic, complex and inter-related factors and assumptions, including whether any downgrade of our long-term credit ratings precipitates downgrades to our short-term credit ratings, and assumptions about the behavior of various customers, investors and counterparties, whose responses to a downgrade are unknown and not reasonably knowable in advance.

For additional information about our credit ratings and their potential effects to our liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funding and Liquidity” and Note 6 to the Condensed Consolidated Financial Statements.

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
Peter D. Taube
Chief Accounting Officer
and Controller

Date: August 4, 2011

EXHIBIT INDEX

Exhibit	Description

12	Statement re: computation of ratios.(1)
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.(1)
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.(1)
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
101	The following materials from Merrill Lynch & Co., Inc.’s Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings (Loss), (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Comprehensive Income (Loss), and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.(1, 2)

(1)	Included herewith.

(2)	These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.