Form 10-Q
period 2011-09-30
MERRILL LYNCH & CO., INC.
filed 2011-11-03
CIK 65100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

       YES      X     NO

As of the close of business on November 3, 2011, there were 1,000 shares of Common Stock outstanding, all of which were held by Bank of America Corporation.

The registrant is a wholly-owned subsidiary of Bank of America Corporation and meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format as permitted by Instruction H(2).

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I — Financial Information

Item 1.	Financial Statements (Unaudited)

Merrill Lynch & Co., Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings (Loss) (Unaudited)

	Three Months Ended	Three Months Ended
(dollars in millions)	September 30, 2011	September 30, 2010

Revenues
Principal transactions	$2,781	$1,243
Commissions	1,441	1,351
Managed account and other fee-based revenues	1,354	1,114
Investment banking	1,016	1,326
Earnings from equity method investments	70	281
Other revenues	(899)	478
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	(12)	(45)
Less: Portion of other-than-temporary impairment losses recognized in other comprehensive income	7	3

Subtotal	5,758	5,751
Interest and dividend revenues	2,314	2,245
Less interest expense	2,202	2,260

Net interest income (expense)	112	(15)

Revenues, net of interest expense	5,870	5,736

Non-interest expenses
Compensation and benefits	3,638	3,507
Communications and technology	432	493
Occupancy and related depreciation	385	351
Brokerage, clearing, and exchange fees	279	227
Advertising and market development	122	114
Professional fees	266	265
Office supplies and postage	31	38
Provision for representations and warranties	17	34
Other	1,090	973

Total non-interest expenses	6,260	6,002

Pre-tax loss	(390)	(266)
Income tax (benefit) expense	(523)	114

Net earnings (loss)	$133	$(380)

Preferred stock dividends	-	38

Net earnings (loss) applicable to common stockholder	$133	$(418)

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings (Loss) (Unaudited)

	Nine Months Ended	Nine Months Ended
(dollars in millions)	September 30, 2011	September 30, 2010

Revenues
Principal transactions	$6,125	$7,381
Commissions	4,478	4,317
Managed account and other fee-based revenues	3,976	3,328
Investment banking	4,162	3,800
Earnings from equity method investments	328	658
Other revenues	2,337	2,758
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	(59)	(168)
Less: Portion of other-than-temporary impairment losses recognized in other comprehensive income	10	3

Subtotal	21,357	22,077
Interest and dividend revenues	6,220	6,985
Less interest expense	6,945	7,235

Net interest expense	(725)	(250)

Revenues, net of interest expense	20,632	21,827

Non-interest expenses
Compensation and benefits	12,146	11,593
Communications and technology	1,338	1,465
Occupancy and related depreciation	1,056	1,053
Brokerage, clearing, and exchange fees	882	781
Advertising and market development	358	313
Professional fees	718	660
Office supplies and postage	95	118
Provision for representations and warranties	2,736	(145)
Other	3,535	2,177

Total non-interest expenses	22,864	18,015

Pre-tax (loss) earnings	(2,232)	3,812
Income tax (benefit) expense	(1,329)	1,286

Net (loss) earnings	$(903)	$2,526

Preferred stock dividends	-	114

Net (loss) earnings applicable to common stockholder	$(903)	$2,412

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except per share amounts)	September 30, 2011	December 31, 2010

ASSETS

Cash and cash equivalents	$13,301	$17,220

Cash and securities segregated for regulatory purposes or deposited with clearing organizations	13,172	12,424

Securities financing transactions
Receivables under resale agreements (includes $89,119 in 2011 and $74,255 in 2010 measured at fair value in accordance with the fair value option election)	175,640	138,219
Receivables under securities borrowed transactions (includes $1,543 in 2011 and $1,672 in 2010 measured at fair value in accordance with the fair value option election)	61,362	60,458

	237,002	198,677

Trading assets, at fair value (includes securities pledged as collateral that can be sold or repledged of $42,251 in 2011 and $33,933 in 2010):
Derivative contracts	39,233	39,371
Equities and convertible debentures	25,066	34,204
Non-U.S. governments and agencies	28,345	22,248
Corporate debt and preferred stock	20,272	27,703
Mortgages, mortgage-backed, and asset-backed	7,240	10,994
U.S. Government and agencies	43,566	41,378
Municipals, money markets, physical commodities and other	15,089	14,759

	178,811	190,657

Investment securities (includes $201 in 2011 and $310 in 2010 measured at fair value in accordance with the fair value option election)	8,031	17,769

Securities received as collateral, at fair value	12,558	20,363

Receivables from Bank of America	55,658	60,655

Other receivables
Customers (net of allowance for doubtful accounts of $15 in 2011 and $8 in 2010)	23,253	22,080
Brokers and dealers	10,378	16,483
Interest and other	12,504	10,633

	46,135	49,196

Loans, notes, and mortgages (net of allowances for loan losses of $90 in 2011 and $170 in 2010) (includes $2,399 in 2011 and $3,190 in 2010 measured at fair value in accordance with the fair value option election)	21,916	25,803

Equipment and facilities, net	1,471	1,712

Goodwill and intangible assets	9,482	9,714

Other assets	17,745	17,436

Total Assets	$615,282	$621,626

Assets of Consolidated VIEs Included in Total Assets Above (pledged as collateral)

Trading assets, excluding derivative contracts	$8,766	$10,838
Derivative contracts	-	41
Investment securities	264	309
Loans, notes, and mortgages (net)	108	221
Other assets	1,511	1,597

Total Assets of Consolidated VIEs	$10,649	$13,006

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except per share amounts)	September 30, 2011	December 31, 2010

LIABILITIES

Securities financing transactions
Payables under repurchase agreements (includes $36,943 in 2011 and $37,394 in 2010 measured at fair value in accordance with the fair value option election)	$203,220	$183,758
Payables under securities loaned transactions	14,795	15,251

	218,015	199,009

Short-term borrowings (includes $5,527 in 2011 and $6,472 in 2010 measured at fair value in accordance with the fair value option election)	7,104	15,248

Deposits	12,277	12,826

Trading liabilities, at fair value
Derivative contracts	29,538	32,197
Equities and convertible debentures	16,602	14,026
Non-U.S. governments and agencies	16,702	15,705
Corporate debt and preferred stock	9,655	9,500
U.S. Government and agencies	16,677	24,747
Municipals, money markets and other	473	571

	89,647	96,746

Obligation to return securities received as collateral, at fair value	12,558	20,363
Payables to Bank of America	33,587	23,021

Other payables
Customers	42,430	39,045
Brokers and dealers	11,211	12,895
Interest and other (includes $189 in 2011 and $165 in 2010 measured at fair value in accordance with the fair value option election)	19,888	19,900

	73,529	71,840

Long-term borrowings (includes $31,021 in 2011 and $39,214 in 2010 measured at fair value in accordance with the fair value option election)	114,917	128,851
Junior subordinated notes (related to trust preferred securities)	3,594	3,576

Total Liabilities	565,228	571,480

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S EQUITY

Common stock (par value $1.33 1/3 per share; authorized: 3,000,000,000 shares; issued: 1,000 shares)	-	-
Paid-in capital	41,257	40,416
Accumulated other comprehensive loss (net of tax)	(284)	(254)
Retained earnings	9,081	9,984

Total Stockholder’s Equity	50,054	50,146

Total Liabilities and Stockholder’s Equity	$615,282	$621,626

Liabilities of Consolidated VIEs Included in Total Liabilities Above
Short-term borrowings	$5,314	$4,642
Derivative contracts	4	1
Payables to Bank of America	13	2
Other payables	180	53
Long-term borrowings	5,617	6,674

Total Liabilities of Consolidated VIEs	$11,128	$11,372

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
(dollars in millions)	September 30, 2011	September 30, 2010

Cash flows from operating activities:
Net (loss) earnings	$(903)	$2,526
Adjustments to reconcile net earnings to cash provided by operating activities
Provision for representations and warranties	2,736	(145)
Depreciation and amortization	562	692
Share-based compensation expense	1,578	1,039
Deferred taxes	(204)	673
Earnings from equity method investments	(328)	(306)
Other	2,435	1,744
Changes in operating assets and liabilities:
Trading assets	11,846	(17,876)
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	(748)	2,184
Receivables from Bank of America	4,997	(2,674)
Receivables under resale agreements	(37,421)	(75,377)
Receivables under securities borrowed transactions	(904)	5,632
Customer receivables	(1,180)	12,191
Brokers and dealers receivables	6,106	4,999
Proceeds from loans, notes, and mortgages held for sale	3,928	4,989
Other changes in loans, notes, and mortgages held for sale	(2,428)	(2,559)
Trading liabilities	(7,129)	31,664
Payables under repurchase agreements	19,462	43,268
Payables under securities loaned transactions	(456)	(8,216)
Payables to Bank of America	10,566	(2,209)
Customer payables	3,385	385
Brokers and dealers payables	(1,684)	(4,451)
Other, net	(8,159)	9,933

Cash provided by operating activities	6,057	8,106

Cash flows from investing activities:
Proceeds from (payments for):
Maturities of available-for-sale securities	1,442	1,201
Sales of available-for-sale securities	3,876	14,966
Purchases of available-for-sale securities	(1,430)	(771)
Maturities of held-to-maturity securities	250	-
Equipment and facilities, net	(89)	(294)
Loans, notes, and mortgages held for investment	2,111	2,656
Other investments	5,480	2,459

Cash provided by investing activities	11,640	20,217

Cash flows from financing activities:
Proceeds from (payments for):
Commercial paper and short-term borrowings	(8,144)	(5,031)
Issuance and resale of long-term borrowings	7,657	6,440
Settlement and repurchases of long-term borrowings	(20,610)	(29,452)
Deposits	(549)	(1,295)
Derivative financing transactions	30	(1)
Dividends	-	(114)

Cash used for financing activities	(21,616)	(29,453)

Decrease in cash and cash equivalents	(3,919)	(1,130)
Cash and cash equivalents, beginning of period	17,220	15,142

Cash and cash equivalents, end of period	$13,301	$14,012

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$147	$2,460
Interest paid	5,716	5,471
Non-cash investing and financing activities:

During the nine months ended September 30, 2010, Merrill Lynch received a non-cash capital contribution of approximately $1 billion from Bank of America associated with certain employee stock awards. In addition, as of January 1, 2010, Merrill Lynch assumed assets and liabilities in connection with the consolidation of certain variable interest entities.

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
(dollars in millions)	September 30, 2011	September 30, 2011	September 30, 2010	September 30, 2010

Net earnings (loss)	$133	$(903)	$(380)	$2,526
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(27)	(25)	28	(30)
Net unrealized (loss) gain on investment securities available-for-sale	(15)	(3)	68	(49)
Net deferred gain (loss) on cash flow hedges	2	(5)	10	18
Defined benefit pension and postretirement plans	(1)	3	2	5

Total other comprehensive (loss) income, net of tax	(41)	(30)	108	(56)

Comprehensive income (loss)	$92	$(933)	$(272)	$2,470

 See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2011

Note 1.  Summary of Significant Accounting Policies

Merrill Lynch & Co. Inc. (“ML & Co.”) and together with its subsidiaries (“Merrill Lynch”), provides investment, financing and other related services to individuals and institutions on a global basis through its broker, dealer, banking and other financial services subsidiaries. On January 1, 2009, ML & Co. was acquired by Bank of America Corporation (“Bank of America”) in exchange for common and preferred stock with a value of $29.1 billion. ML & Co. is a wholly-owned subsidiary of Bank of America.

Merger with Banc of America Securities Holdings Corporation (“BASH”)

On November 1, 2010, ML & Co. merged with BASH, a wholly-owned subsidiary of Bank of America, with ML & Co. as the surviving corporation in the merger. In addition, as a result of the BASH merger, Banc of America Securities LLC (“BAS”), a wholly-owned broker-dealer subsidiary of BASH, became a wholly-owned broker-dealer subsidiary of ML & Co. Subsequently, on November 1, 2010, BAS was merged into Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned broker-dealer subsidiary of ML & Co., with MLPF&S as the surviving corporation in the merger. In accordance with Accounting Standards Codification (“ASC”) 805-10, Business Combinations (“Business Combinations Accounting”), Merrill Lynch’s Condensed Consolidated Financial Statements for the three and nine month periods ended September 30, 2011 and September 30, 2010 include the historical results of BASH and subsidiaries as if the BASH merger had occurred as of January 1, 2009, the date at which both entities were first under the common control of Bank of America. Merrill Lynch has recorded the assets and liabilities acquired in connection with the BASH merger at their historical carrying values.

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

The Condensed Consolidated Financial Statements include the accounts of Merrill Lynch, whose subsidiaries are generally controlled through a majority voting interest or a controlling financial interest. On January 1, 2010, Merrill Lynch adopted accounting guidance on consolidation of VIEs, which has been deferred for certain investment funds managed on behalf of third parties if Merrill Lynch does not have an obligation to fund losses that could potentially be significant to these funds. Any funds meeting the deferral requirements will continue to be evaluated for consolidation in accordance with the prior guidance.

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

Fair Value Accounting also requires that Merrill Lynch consider its own creditworthiness when determining the fair value of certain instruments, including OTC derivative instruments and certain structured notes carried at fair value under the fair value option election (i.e., debit valuation adjustment or “DVA”). Merrill Lynch’s DVA is measured in the same manner as third party counterparty credit risk. The impact of Merrill Lynch’s DVA is incorporated into the fair value of instruments such as OTC derivative contracts even when credit risk is not readily observable in the instrument. OTC derivative liabilities are valued based on the net counterparty exposure as described above.

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

In addition, Merrill Lynch and certain of its subsidiaries made various representations and warranties in connection with the sale of residential mortgage and home equity loans. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies. Refer to Note 14 for further information.

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

At the end of certain quarterly periods during the year ended December 31, 2009, BAS, which was merged into MLPF&S (see “Merger with Banc of America Securities Holdings Corporation” in this Note for a description of the merger), had recorded as sales certain transfers of agency mortgage-backed securities (“MBS”) which, based on an internal review and interpretation, should have been recorded as secured financings. As a result of the merger with BASH, Merrill Lynch has included the effect of these transactions in its consolidated financial statements. Merrill Lynch has recently completed a detailed review to determine whether there are additional sales of agency MBS that should have been recorded as secured financings and has identified additional transactions. These transactions did not have a material impact on Merrill Lynch’s Condensed Consolidated Financial Statements for any of the affected periods.

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

Marketable Investment Securities

ML & Co. and certain of its non-broker-dealer subsidiaries follow the guidance within Investment Accounting for investments in debt and publicly traded equity securities. Merrill Lynch classifies those debt securities that it does not intend to sell as held-to-maturity securities. Held-to-maturity securities are carried at amortized cost unless a decline in value is deemed other-than-temporary, in which case the carrying value is reduced. For Merrill Lynch, the trading classification under Investment Accounting generally includes those securities that are bought and held principally for the purpose of selling them in the near term, securities that are economically hedged, or securities that may contain a bifurcatable embedded derivative as defined in Derivatives Accounting. Securities classified as trading assets are marked to fair value through earnings. All other qualifying securities are classified as available-for-sale (“AFS”) and are held at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) (“OCI”).

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

Loans, Notes and Mortgages, Net

Merrill Lynch’s lending and related activities include loan originations, syndications and securitizations. Loan originations include corporate and institutional loans, residential and commercial mortgages, asset-backed loans, and other loans to individuals and businesses. Merrill Lynch also engages in secondary market loan trading (see the Trading Assets and Liabilities section of this Note) and margin lending. Loans included in loans, notes and mortgages are classified for accounting purposes as loans held for investment and loans held for sale. Upon completion of the acquisition of Merrill Lynch by Bank of

America, certain loans carried by Merrill Lynch were subject to the requirements of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Acquired Impaired Loan Accounting”).

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

Loans held for sale are carried at lower of cost or fair value. The fair value option election has been made for certain held-for-sale loans, notes and mortgages. Estimation is required in determining these fair values. The fair value of loans made in connection with commercial lending activity, consisting mainly of senior debt, is primarily estimated using the market value of publicly issued debt instruments when available or discounted cash flows.

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

New Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on TDRs, including criteria to determine whether a loan modification represents a concession and whether the debtor is experiencing financial difficulties. This new accounting guidance was effective for Merrill

Lynch’s interim period ended September 30, 2011 with retrospective application back to January 1, 2011. The new accounting guidance was not material to Merrill Lynch.

In April 2011, the FASB issued new accounting guidance that addresses effective control in repurchase agreements and eliminates the requirement for entities to consider whether the transferor has the ability to repurchase the financial assets in a repurchase agreement. This new accounting guidance will be effective, on a prospective basis, for new transactions or modifications to existing transactions, on January 1, 2012. The adoption of this guidance is not expected to have a material impact on Merrill Lynch’s consolidated financial position or results of operations.

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

In June 2011, the FASB issued new accounting guidance on the presentation of comprehensive income in financial statements. The new guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This new accounting guidance will be effective for Merrill Lynch for the three months ended March 31, 2012. The adoption of this guidance, which involves disclosures only, will not impact Merrill Lynch’s consolidated financial position or results of operations.

In September 2011, the FASB issued new accounting guidance that simplifies goodwill impairment testing. The new guidance permits entities to make a qualitative assessment of whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value before applying the two-step impairment test. If it is not more-likely-than-not that the fair value of a reporting unit is less than the carrying amount, an entity would not be required to perform the two-step impairment test. The guidance includes factors for entities to consider when making the qualitative assessment, including macroeconomic and company-specific factors as well as factors relating to a specific reporting unit. Merrill Lynch early adopted the new accounting guidance for the annual goodwill impairment test completed during the three months ended September 30, 2011 and the adoption did not have a material impact on the results of the goodwill impairment test.

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

Merger with BASH

See Note 1 — “Merger with Banc of America Securities Holdings Corporation (“BASH”)” for further information on this transaction.

Other Related Party Transactions

Merrill Lynch has entered into various other transactions with Bank of America, primarily in connection with certain sales and trading and financing activities. Details on amounts receivable from and payable to Bank of America as of September 30, 2011 and December 31, 2010 are presented below:

Receivables from Bank of America are comprised of:

(dollars in millions)	September 30, 2011	December 31, 2010

Cash and cash equivalents	$6,707	$14,471
Cash and securities segregated for regulatory purposes	7,405	5,508
Receivables under resale agreements	29,106	31,053
Trading assets	1,475	643
Net intercompany funding receivable	9,264	7,305
Other receivables	1,701	1,460
Other assets	-	215

Total	$55,658	$60,655

Payables to Bank of America are comprised of:

(dollars in millions)	September 30, 2011	December 31, 2010

Payables under repurchase agreements	$20,210	$12,890
Payables under securities loaned transactions	2,359	2,352
Short-term borrowings	2,395	1,901
Deposits	90	33
Trading liabilities	2,334	520
Other payables	3,620	2,746
Long-term borrowings(1)	2,579	2,579

Total	$33,587	$23,021

(1)	Amounts are subordinated borrowings from Bank of America (see Note 12).

Total net revenues and non-interest expenses related to transactions with Bank of America for the three months ended September 30, 2011 were $288 million and $537 million, respectively. Such revenues and expenses for the nine months ended September 30, 2011 were $822 million and $1,766 million, respectively. Total net revenues and non-interest expenses related to transactions with Bank of America for the three months ended September 30, 2010 were net losses of $111 million and expenses of $365 million, respectively. Such revenues and expenses for the nine months ended September 30, 2010 were net losses of $100 million and expenses of $816 million, respectively. Non-interest expenses for the three and nine months ended September 30, 2011 reflect increased intercompany service fees resulting from the integration of Bank of America’s and Merrill Lynch’s methodologies for allocating expenses associated with shared services to their subsidiaries. The results for the nine months ended September 30, 2011 and September 30, 2010 included gains of $5 million and $282 million, respectively, from the sale of approximately $3.7 billion and $11.2 billion, respectively, of available-for-sale securities to Bank of America. These transfers were made to enable Bank of America or its non-Merrill Lynch subsidiaries to more efficiently manage the existing portfolio of similar available-for-sale securities.

Bank of America and Merrill Lynch have entered into certain intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these arrangements is a $50 billion one-year revolving line of credit that allows Bank of America to borrow funds from Merrill Lynch at a spread to LIBOR that is reset periodically and is consistent with other intercompany agreements. The line of credit matures on January 1, 2012 and will automatically be extended by one year to the succeeding January 1st unless Merrill Lynch provides written notice not to extend at least 45 days prior to the maturity date. Approximately $7.1 billion and $6.1 billion were outstanding under this line of credit as of September 30, 2011 and December 31, 2010, respectively. In addition, in October 2011, Merrill Lynch entered into a short-term revolving credit facility that will allow Bank of America to borrow up to an additional $25 billion. For information on Merrill Lynch’s other borrowing arrangements with Bank of America, including Bank of America’s guarantees of certain debt securities, warrants and/or other certificates and obligations of certain subsidiaries of ML & Co., refer to Note 12. Bank of America has also guaranteed the performance of Merrill Lynch on certain derivative transactions (see Note 6).

Note 3.  Segment and Geographic Information

Segment Information

Pursuant to ASC 280, Segment Reporting, operating segments represent components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. The business activities of Merrill Lynch are included within certain of the operating segments of Bank of America. Detailed financial information related to the operations of Merrill Lynch, however, is not provided to Merrill Lynch’s chief operating decision maker. As a result, Merrill Lynch does not contain any identifiable operating segments under Segment Reporting, and therefore the financial information of Merrill Lynch is presented as a single segment.

Geographic Information

Merrill Lynch conducts its business activities through offices in the following five regions:

•	United States;

•	Europe, Middle East and Africa (“EMEA”);

•	Pacific Rim;

•	Latin America; and

•	Canada.

The principal methodologies used in preparing the geographic information below are as follows:

•	Revenues are generally recorded based on the location of the employee generating the revenue; and

•	Intercompany transfers are based primarily on service agreements.

The information that follows, in management’s judgment, provides a reasonable representation of each region’s contribution to the consolidated net revenues:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
(dollars in millions)	September 30, 2011	September 30, 2011	September 30, 2010	September 30, 2010

Revenues, net of interest expense
Europe, Middle East, and Africa	$568	$3,217	$1,079	$3,811
Pacific Rim	692	2,028	421	1,521
Latin America	312	1,039	203	783
Canada	74	227	49	177

Total Non-U.S.	1,646	6,511	1,752	6,292
United States(1)(2)	4,224	14,121	3,984	15,535

Total revenues, net of interest expense(3)	$5,870	$20,632	$5,736	$21,827

(1)	U.S. results for the three and nine months ended September 30, 2011 included gains of $2.9 billion and $2.7 billion, respectively, due to the impact of changes in Merrill Lynch’s credit spreads on the carrying values of certain long-term borrowings, primarily structured notes. U.S. results for the three and nine months ended September 30, 2010 included losses of $0.3 billion and gains of $1.1 billion, respectively, due to the impact of changes in Merrill Lynch’s credit spreads on the carrying values of certain long-term borrowings, primarily structured notes.
(2)	Corporate net revenues and adjustments are reflected in the U.S. region.
(3)	Results for the three and nine months ended September 30, 2011 included gains of $0.7 billion and $0.6 billion, respectively, associated with the valuation of derivative liabilities due to changes in Merrill Lynch’s credit spreads. Results for the three months ended September 30, 2010 included losses of $0.1 billion associated with the valuation of derivative liabilities due to changes in Merrill Lynch’s credit spreads; the impact on the results for the nine months ended September 30, 2010 was not material.

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

As required by Fair Value Accounting, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Level 1 and 2) and unobservable (Level 3). Therefore gains and losses for such assets and liabilities categorized within the Level 3 reconciliation below may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Further, the following reconciliations do not take into consideration the offsetting effect of Level 1 and 2 financial instruments entered into by Merrill Lynch that economically hedge certain exposures to the Level 3 positions.

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

OTC derivative contracts that do not have readily observable market based pricing parameters are classified as Level 3 in the fair value hierarchy. Examples of derivative contracts classified within Level 3 include contractual obligations that have tenures that extend beyond periods in which inputs to the model would be observable, exotic derivatives with significant inputs into a valuation model that are less transparent in the market and certain credit default swaps (“CDS”) referenced to mortgage-backed securities. For example, derivative instruments, such as certain CDS referenced to RMBS,

CMBS, ABS and collateralized debt obligations (“CDOs”), may be valued based on the underlying mortgage risk where these instruments are not actively quoted. Inputs to the valuation will include available information on similar underlying loans or securities in the cash market. The prepayments and loss assumptions on the underlying loans or securities are estimated using a combination of historical data, prices on recent market transactions, relevant observable market indices such as the Asset Backed Securities Index (“ABX”) or Commercial Mortgage Backed Securities Index (“CMBX”) and prepayment and default scenarios and analyses.

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

Long-term and short-term borrowings

Merrill Lynch and its consolidated VIEs issue structured notes that have coupons or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities. The fair value of structured notes is estimated using valuation models for the combined derivative and debt portions of the notes when the fair value option has been elected. These models incorporate observable, and in some instances unobservable, inputs including security prices, interest rate yield curves, option volatility, currency, commodity or equity rates and correlations between these inputs. The impact of Merrill Lynch’s own credit spreads is also included based on Merrill Lynch’s observed secondary bond market spreads. Structured notes are classified as either Level 2 or Level 3 in the fair value hierarchy.

Recurring Fair Value

The following tables present Merrill Lynch’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, respectively.

	Fair Value Measurements on a Recurring Basis
	as of September 30, 2011
				Netting
(dollars in millions)	Level 1	Level 2	Level 3	Adj(1)	Total

Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations:
Corporate debt	$-	$319	$-	$-	$319
Non-U.S. governments and agencies	-	1,777	-	-	1,777
U.S. Government and agencies	982	765	-	-	1,747

Total securities segregated for regulatory purposes or deposited with clearing organizations	982	2,861	-	-	3,843

Receivables under resale agreements	-	89,119	-	-	89,119
Receivables under securities borrowed transactions	-	1,543	-	-	1,543
Trading assets, excluding derivative contracts:
Equities	13,339	7,078	164	-	20,581
Convertible debentures	-	4,331	154	-	4,485
Non-U.S. governments and agencies	26,144	1,826	375	-	28,345
Corporate debt	-	15,661	4,314	-	19,975
Preferred stock	-	-	297	-	297
Mortgages, mortgage-backed and asset-backed	-	4,020	3,220	-	7,240
U.S. Government and agencies	23,656	19,910	-	-	43,566
Municipals and money markets	1,345	11,031	2,266	-	14,642
Physical commodities and other	-	447	-	-	447

Total trading assets, excluding derivative contracts	64,484	64,304	10,790	-	139,578

Derivative contracts(2)	4,524	803,294	10,895	(779,480)	39,233
Investment securities available-for-sale:
U.S. treasury securities and agency debentures	393	-	-	-	393
Securities, mortgage-backed
and asset-backed — Agency CMOs	-	-	55	-	55
— Non-agency MBSs	-	404	86	-	490
— Corporate ABS	-	-	242	-	242

Total investment securities available-for-sale	393	404	383	-	1,180

Investment securities non-qualifying	2,497	195	1,288	-	3,980

Total investment securities	2,890	599	1,671	-	5,160

Securities received as collateral	11,874	684	-	-	12,558
Loans, notes and mortgages	-	560	1,839	-	2,399
Other Assets	-	-	1,578	-	1,578

	Fair Value Measurements on a Recurring Basis
	as of September 30, 2011
				Netting
(dollars in millions)	Level 1	Level 2	Level 3	Adj(1)	Total

Liabilities:
Payables under repurchase agreements	-	36,943	-	-	36,943
Short-term borrowings	-	5,527	-	-	5,527
Trading liabilities, excluding derivative contracts: Equities	14,228	2,239	-	-	16,467
Convertible debentures	-	135	-	-	135
Non-U.S. governments and agencies	16,092	610	-	-	16,702
Corporate debt	-	9,588	53	-	9,641
Preferred stock	-	-	14	-	14
U.S. Government and agencies	14,216	2,461	-	-	16,677
Municipals, money markets and other	360	110	3	-	473

Total trading liabilities, excluding derivative contracts	44,896	15,143	70	-	60,109

Derivative contracts(2)	4,044	800,649	6,442	(781,597)	29,538
Obligation to return securities received as collateral	11,874	684	-	-	12,558
Other payables — interest and other	-	182	7	-	189
Long-term borrowings	-	28,877	2,144	-	31,021

(1)	Represents counterparty and cash collateral netting.
(2)	Refer to Note 6 for product level detail.

Transfers between Level 1 and Level 2 assets and liabilities were not significant for the three or nine month periods ended September 30, 2011.

Level 3 derivative contracts (assets) relate to derivative positions on U.S. ABS CDOs and other mortgage products of $2.6 billion, $3.5 billion of other credit derivatives that incorporate unobservable model valuation inputs, and $4.7 billion of equity, currency, interest rate and commodity derivatives that are long-dated and/or have unobservable model valuation inputs (e.g., unobservable correlation).

Level 3 non-qualifying investment securities primarily relate to certain private equity positions.

Level 3 loans, notes and mortgages primarily relate to residential mortgage and corporate loans.

Level 3 other assets represent net monoline exposure to a single counterparty. This exposure was reclassified from derivative contracts (assets) during the third quarter of 2011 because of the inherent default risk and given that these contracts no longer provide a hedge benefit (see Note 6).

Level 3 derivative contracts (liabilities) relate to derivative positions on U.S. ABS CDOs and other mortgage products of $1.7 billion, $1.0 billion of other credit derivatives that incorporate unobservable model valuation inputs, and $3.7 billion of equity, currency, interest rate and commodity derivatives that are long-dated and/or have unobservable model valuation inputs (e.g., unobservable correlation).

Level 3 long-term borrowings primarily relate to equity-linked structured notes of $1.7 billion, which have unobservable model valuation inputs (e.g., unobservable correlation).

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

The following tables provide a summary of changes in Merrill Lynch’s Level 3 financial assets and liabilities for the three and nine months ended September 30, 2011 and September 30, 2010.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Three Months Ended September 30, 2011
					Total Realized
		Total Realized and Unrealized Gains or (Losses)			and Unrealized	Unrealized
		included in Income			Gains or (Losses)	Gains or
	Beginning	Principal	Other		included in	(Losses) to					Transfers	Transfers	Ending
	Balance	Transactions	Revenue	Interest	Income	OCI	Sales	Purchases	Issuances	Settlements	In	Out	Balance

Assets:
Trading assets, excluding derivative contracts:
Equities	$163	$(9)	$-	$-	$(9)	$-	$(73)	$73	$-	$(1)	$11	$-	$164

Convertible debentures	152	-	-	-	-	-	(13)	9	-	-	18	(12)	154
Non-U.S. governments and agencies	391	(17)	-	-	(17)	-	(3)	3	-	-	1	-	375
Corporate debt	3,846	(199)	-	-	(199)	-	(433)	925	-	(238)	516	(103)	4,314
Preferred stock	307	1	-	-	1	-	(17)	30	-	(24)	-	-	297
Mortgages, mortgage-backed and asset-backed	4,848	(98)	-	-	(98)	-	(1,281)	83	-	(51)	-	(281)	3,220
Municipals and money markets	2,486	22	-	-	22	-	(158)	52	-	(189)	54	(1)	2,266

Total trading assets, excluding derivative contracts	12,193	(300)	-	-	(300)	-	(1,978)	1,175	-	(503)	600	(397)	10,790

Derivative contracts, net	5,101	988	-	-	988	-	(114)	109	-	(1,912)	285	(4)	4,453
Investment securities available-for-sale:
Mortgage-backed securities — agency CMOs	55	-	-	-	-	-	-	-	-	-	-	-	55
Mortgage-backed securities — non-agency MBSs	96	-	(5)	-	(5)	(13)	(1)	9	-	-	-	-	86
Corporate ABS	86	-	(6)	-	(6)	-	-	162	-	-	-	-	242

Total investment securities available-for-sale	237	-	(11)	-	(11)	(13)	(1)	171	-	-	-	-	383

Investment securities non-qualifying	1,571	-	106	-	106		(286)	6	-	(109)	-	-	1,288

Total investment securities	1,808	-	95	-	95	(13)	(287)	177	-	(109)	-	-	1,671

Loans, notes and mortgages	1,940	-	(61)	8	(53)	-	(154)	2	450	(20)	-	(326)	1,839
Other Assets	-	-	-	-	-	-	-	1,578	-	-	-	-	1,578
Liabilities:
Trading liabilities, excluding derivative contracts:
Corporate debt	28	1	-	-	1	-	12	(10)	-	-	24	-	53
Preferred stock	23	2	-	-	2	-	-	(7)	-	-	-	-	14
Municipals, money markets and other	3	(1)	-	-	(1)	-	-	(1)	-	-	-	-	3

Total trading liabilities, excluding derivative contracts	54	2	-	-	2	-	12	(18)	-	-	24	-	70

Other payables — interest and other	108	-	1	-	1	-	-	-	-	-	-	(100)	7
Long-term borrowings	2,532	344	18	-	362	-	17	(120)	164	(173)	326	(240)	2,144

Net gains in principal transactions related to derivative contracts, net were primarily due to credit spreads widening on short CDS baskets.

Sales of mortgages, mortgage-backed and asset-backed securities primarily relates to the sale of CDO and collateralized loan obligation (“CLO”) positions.

Purchases of corporate debt primarily relates to purchases of non-investment grade and distressed corporate loans and bonds.

The purchases for other assets and settlements for derivative contracts, net reflect the reclassification of approximately $1.6 billion of net monoline exposure from derivative contracts (assets) to other assets because of the inherent default risk and given that these contracts no longer provide a hedge benefit.

Transfers in for corporate debt are primarily due to decreased observability (i.e., decreased market liquidity) for certain corporate loans and bonds. Transfers out for mortgages, mortgage-backed and asset-backed securities primarily relates to increased observability (i.e., trading activity) for certain CMBS positions. Transfers in for derivative contracts, net are primarily due to certain equity derivative positions with unobservable correlation. Transfers out for loans, notes and mortgages and other payables — interest and other primarily relates to increased observability (i.e., liquid comparables) for certain corporate loans and unfunded loan commitments. Transfers in and out related to long-term borrowings are primarily due to changes in the impact of unobservable inputs on the value of certain equity-linked structured notes.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Nine Months Ended September 30, 2011
		Total Realized and Unrealized			Total Realized
		Gains or (Losses)			and Unrealized	Unrealized
		included in Income			Gains or (Losses)	Gains or
	Beginning	Principal	Other		included in	(Losses) to					Transfers	Transfers	Ending
	Balance	Transactions	Revenue	Interest	Income	OCI	Sales	Purchases	Issuances	Settlements	In	Out	Balance

Assets:
Trading assets, excluding derivative contracts:
Equities	$170	$26	$-	$-	$26	$-	$(159)	$181	$-	$(64)	$11	$(1)	$164
Convertible debentures	-	7	-	-	7	-	(97)	238	-	-	18	(12)	154
Non-U.S. governments and agencies	243	68	-	-	68	-	(18)	125	-	(3)	4	(44)	375
Corporate debt	4,605	128	-	-	128	-	(2,529)	2,043	-	(346)	763	(350)	4,314
Preferred stock	287	29	-	-	29	-	(123)	60	-	(76)	120	-	297
Mortgages, mortgage-backed and asset-backed	5,747	286	-	-	286	-	(3,689)	1,596	-	(90)	1	(631)	3,220
Municipals and money markets	2,327	53	-	-	53	-	(1,810)	1,936	-	(361)	126	(5)	2,266

Total trading assets, excluding derivative contracts	13,379	597	-	-	597	-	(8,425)	6,179	-	(940)	1,043	(1,043)	10,790

Derivative contracts, net	6,368	1,015	-	-	1,015	-	(796)	742	-	(2,774)	584	(686)	4,453
Investment securities available-for-sale:
Mortgage-backed securities — agency CMOs	-	-	-	-	-	-	-	56	-	(1)	-	-	55
Mortgage-backed securities — non-agency MBSs	213	-	(20)	-	(20)	(35)	(83)	11	-	-	-	-	86
Corporate ABS	-	-	(6)	-	(6)	-	-	248	-	-	-	-	242

Total investment securities available-for-sale	213	-	(26)	-	(26)	(35)	(83)	315	-	(1)	-	-	383

Investment securities non-qualifying	3,394	-	451	-	451	-	(1,138)	52	-	(298)	375	(1,548)	1,288

Total investment securities	3,607	-	425	-	425	(35)	(1,221)	367	-	(299)	375	(1,548)	1,671

Loans, notes and mortgages	1,891	-	168	25	193	-	(650)	146	665	(175)	135	(366)	1,839
Other Assets	-	-	-	-	-	-	-	1,578	-	-	-	-	1,578
Liabilities:
Trading liabilities, excluding derivative contracts:
Corporate debt	-	-	-	-	-	-	84	(55)	-	-	24	-	53
Preferred stock	-	2	-	-	2	-	23	(7)	-	-	-	-	14
Municipals, money markets and other	-	(1)	-	-	(1)	-	22	(20)	-	-	-	-	3

Total trading liabilities, excluding derivative contracts	-	1	-	-	1	-	129	(82)	-	-	24	-	70

Other payables — interest and other	126	-	26	-	26	-	4	(6)	9	-	-	(100)	7
Long-term borrowings	2,396	242	3	-	245	-	72	(232)	412	(499)	855	(615)	2,144

Net gains in principal transactions related to derivative contracts, net were primarily due to credit spreads widening on short CDS baskets in the third quarter of 2011.

Sales of corporate debt primarily relates to sales of corporate ARS and distressed loans during the first quarter of 2011. Sales of mortgages, mortgage-backed and asset-backed securities primarily relates to the sale of CDO positions in conjunction with the liquidation of a VIE and sales of CLO positions due to the unwind of Merrill Lynch’s proprietary trading business. Purchases of corporate debt primarily relates to purchases of non-investment grade and distressed corporate loans and bonds. Purchases of mortgages, mortgage-backed and asset-backed securities primarily relates to purchases of CDO and CLO positions. Sales and purchases of municipal securities is primarily due to dealer activity in student loan ARS. Sales of investment securities non-qualifying primarily relates to the sale of a private equity investment during the first quarter of 2011.

The purchases for other assets and settlements for derivative contracts, net reflect the reclassification of approximately $1.6 billion of net monoline exposure from derivative contracts (assets) to other assets because of the inherent default risk and given that these contracts no longer provide a hedge benefit.

Transfers in for corporate debt are primarily due to decreased observability (i.e., decreased market liquidity) for certain corporate loans and bonds. Transfers out for corporate debt primarily relates to increased price observability (e.g., trading comparables) for certain corporate bond positions. Transfers out for mortgages, mortgage-backed and asset-backed securities primarily relates to increased price observability for certain RMBS, CMBS and consumer ABS portfolios. Transfers in for derivative contracts, net primarily relates to changes in the valuation methodology for certain CDO positions, in addition to certain equity derivative positions with unobservable correlation. Transfers out for derivative contracts, net primarily relates to increased price observability for certain equity and credit derivative positions. Transfers in for investment securities non-qualifying are due to a change in the valuation methodology for a private equity fund. Transfers out related to investment securities non-qualifying are due to a private equity investment that underwent an initial public offering during the first quarter of 2011. Transfers out for loans, notes and mortgages and other payables — interest and other primarily relates to increased observability (i.e., liquid comparables) for certain corporate loans and unfunded loan commitments. Transfers in and out related to long-term borrowings are primarily due to changes in the impact of unobservable inputs on the value of certain equity-linked structured notes.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Three Months Ended September 30, 2010
							Purchases,
		Total Realized and Unrealized Gains or (Losses)			Total Realized and	Unrealized	Sales,
		Included in Income			Unrealized Gains	Gains or	Issuances
	Beginning	Principal	Other		or (Losses)	(Losses) to	and	Transfers	Transfers	Ending
	Balance	Transactions	Revenue	Interest	included in Income	OCI	Settlements	In	out	Balance

Assets:
Trading assets, excluding derivative contracts:
Equities	$345	$(20)	$-	$-	$(20)	$-	$5	$2	$(4)	$328
Non-U.S. governments and agencies	940	22	-	-	22	-	(52)	11	(653)	268
Corporate debt	5,580	202	-	-	202	-	(442)	260	(555)	5,045
Preferred stock	188	2	-	-	2	-	15	-	-	205
Mortgages, mortgage-backed and asset-backed	6,874	111	-	-	111	-	(226)	20	-	6,779
Municipals and money markets	3,116	28	-	-	28	-	(221)	-	-	2,923

Total trading assets, excluding derivative contracts	17,043	345	-	-	345	-	(921)	293	(1,212)	15,548

Derivative contracts, net	6,591	(246)	-	-	(246)	-	818	182	(551)	6,794
Investment securities available-for-sale:
Mortgage-backed securities — residential non-agency MBSs	352	-	(27)	-	(27)	23	(33)	21	-	336

Total investment securities available-for-sale	352	-	(27)	-	(27)	23	(33)	21	-	336

Investment securities non-qualifying	4,128	-	(249)	-	(249)	-	(104)	-	-	3,775

Total investment securities	4,480	-	(276)	-	(276)	23	(137)	21	-	4,111

Loans, notes and mortgages	3,152	-	289	32	321	-	(196)	11	(66)	3,222
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	7	-	-	-	-	-	(7)	-	-	-

Total trading liabilities, excluding derivative contracts	7	-	-	-	-	-	(7)	-	-	-

Other liabilities — interest and other	154	-	16	-	16	-	-	-	-	138
Long-term borrowings	4,006	(120)	(102)	-	(222)	-	(254)	390	(441)	3,923

Transfers out for non-U.S. governments and agencies primarily relates to increased price testing coverage for certain positions.

Increase in purchases, sales, issuances and settlements related to derivatives contracts, net primarily relates to the termination of certain total return swaps in a liability position.

Transfers out for derivatives contracts, net primarily relates to $1.3 billion of derivatives assets and $700 million of derivative liabilities transferred to Level 2 as a result of increase price observability and price testing coverage for certain positions.

Transfers in and transfers out related to long-term borrowings are primarily due to changes in the impact of unobservable inputs on the value of certain equity-linked structured notes.

(dollars in millions)
	Level 3 Financial Assets and Liabilities
	Nine Months Ended September 30, 2010
		Total Realized and Unrealized Gains or (Losses)			Total Realized and	Unrealized	Purchases,
		Included in Income			Unrealized Gains	Gains or	Sales,
	Beginning	Principal	Other		or (Losses)	(Losses) to	Issuances and	Transfers	Transfers	Ending
	Balance	Transactions	Revenue	Interest	Included in Income	OCI	Settlements	In	Out	Balance

Assets:
Trading assets, excluding derivative contracts:
Equities	$351	$(31)	$-	$-	$(31)	$-	$10	$74	$(76)	$328
Non-U.S. governments and agencies	1,142	(133)	-	-	(133)	-	(131)	102	(712)	268
Corporate debt	6,790	453	-	-	453	-	(1,958)	912	(1,152)	5,045
Preferred stock	562	(23)	-	-	(23)	-	(333)	-	(1)	205
Mortgages, mortgage-backed and asset-backed	7,294	187	-	-	187	-	(661)	404	(445)	6,779
Municipals and money markets	2,148	44	-	-	44	-	(390)	1,234	(113)	2,923

Total trading assets, excluding derivative contracts	18,287	497	-	-	497	-	(3,463)	2,726	(2,499)	15,548

Derivative contracts, net	6,866	(882)	-	-	(882)	-	665	692	(547)	6,794
Investment securities available-for-sale:
Mortgage-backed securities — residential non-agency MBSs	473	-	(94)	24	(70)	(29)	(102)	76	(12)	336

Total investment securities available-for-sale	473	-	(94)	24	(70)	(29)	(102)	76	(12)	336

Investment securities non-qualifying	3,696	-	962	-	962	-	(748)	-	(135)	3,775

Total investment securities	4,169	-	868	24	892	(29)	(850)	76	(147)	4,111

Loans, notes and mortgages	4,115	-	148	123	271	-	(1,109)	11	(66)	3,222
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	386	21	2	-	23	-	17	-	(380)	-

Total trading liabilities, excluding derivative contracts	386	21	2	-	23	-	17	-	(380)	-

Other liabilities — interest and other	186	-	27	-	27	-	(21)	-	-	138
Long-term borrowings	4,683	475	90	-	565	-	(51)	1,206	(1,350)	3,923

Other revenue related to investment securities non-qualifying primarily represents net gains on certain private equity investments.

Decreases in purchases, sales, issuances and settlements related to corporate debt primarily relates to the sale of certain positions (e.g., ARS) during the first and second quarter of 2010. Decreases in purchases, sales, issuances and settlements related to loans, notes and mortgages primarily relates to sales and repayments of sizable positions and portfolios during the first and second quarter of 2010.

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

The following tables provide the portion of gains or losses included in income for the three and nine months ended September 30, 2011 and September 30, 2010 attributable to unrealized gains or losses relating to those Level 3 assets and liabilities held at September 30, 2011 and September 30, 2010, respectively.

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3 Assets and Liabilities Still Held
	Three Months Ended September 30, 2011				Nine Months Ended September 30, 2011
	Principal	Other			Principal	Other
	Transactions	Revenue	Interest	Total	Transactions	Revenue	Interest	Total

Assets:
Trading assets, excluding derivative contracts:
Equities	$(9)	$-	$-	$(9)	$(55)	$-	$-	$(55)
Convertible debentures	-	-	-	-	3	-	-	3
Non-U.S. governments and agencies	16	-	-	16	86	-	-	86
Corporate debt	(206)	-	-	(206)	(52)	-	-	(52)
Preferred stock	(11)	-	-	(11)	12	-	-	12
Mortgages, mortgage-backed and asset-backed	(116)	-	-	(116)	85	-	-	85
Municipals and money markets	1	-	-	1	17	-	-	17

Total trading assets, excluding derivative contracts	(325)	-	-	(325)	96	-	-	96

Derivative contracts, net	875	-	-	875	1,144	-	-	1,144
Investment securities available-for-sale:
Mortgage-backed securities — non-agency MBSs	-	(5)	-	(5)	-	(30)	-	(30)
Corporate/Agency bonds	-	(6)	-	(6)	-	(6)	-	(6)

Total investment securities available-for-sale	-	(11)	-	(11)	-	(36)	-	(36)

Investment securities non-qualifying	-	(54)	-	(54)	-	38	-	38

Total investment securities	-	(65)	-	(65)	-	2	-	2

Loans, notes and mortgages	-	(61)	-	(61)	-	124	-	124
Liabilities:
Trading liabilities, excluding derivative contracts:
Corporate debt	1	-	-	1	-	-	-	-
Preferred stock	2	-	-	2	2	-	-	2
Municipals, money markets and other	(1)	-	-	(1)	(1)	-	-	(1)

Total trading liabilities, excluding derivative contracts	2	-	-	2	1	-	-	1

Other payables — interest and other	-	(1)	-	(1)	-	1	-	1
Long-term borrowings	331	18	-	349	229	(9)	-	220

Net unrealized gains in principal transactions related to derivative contracts, net were primarily due to credit spreads widening on short CDS baskets in the third quarter of 2011.

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3 Assets and Liabilities Still Held
	Three Months Ended September 30, 2010				Nine Months Ended September 30, 2010
	Principal	Other			Principal	Other
	Transactions	Revenue	Interest	Total	Transactions	Revenue	Interest	Total

Assets:
Trading assets, excluding derivative contracts:
Equities	$(3)	$-	$-	$(3)	$(6)	$-	$-	$(6)
Non-U.S. governments and agencies	22	-	-	22	(133)	-	-	(133)
Corporate debt	82	-	-	82	175	-	-	175
Preferred stock	2	-	-	2	(23)	-	-	(23)
Mortgages, mortgage-backed and asset-backed	78	-	-	78	116	-	-	116
Municipals and money markets	28	-	-	28	44	-	-	44

Total trading assets, excluding derivative contracts	209	-	-	209	173	-	-	173

Derivative contracts, net	(189)	-	-	(189)	(779)	-	-	(779)
Investment securities available-for-sale:
Mortgage-backed securities - non-agency MBSs	-	(20)	-	(20)	-	(42)	24	(18)

Total investment securities available-for-sale	-	(20)	-	(20)	-	(42)	24	(18)

Investment securities non-qualifying	-	(249)	-	(249)	-	233	-	233

Total investment securities	-	(269)	-	(269)	-	191	24	215

Loans, notes and mortgages	-	287	-	287	-	248	-	248
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	29	-	-	29	52	-	-	52

Total trading liabilities, excluding derivative contracts	29	-	-	29	52	-	-	52

Other payables — interest and other	-	16	-	16	-	27	-	27
Long-term borrowings	(113)	(103)	-	(216)	381	88	-	469

Non-recurring Fair Value

Certain assets and liabilities are measured at fair value on a non-recurring basis and are not included in the tables above. These assets and liabilities primarily include loans and loan commitments held for sale that are reported at lower of cost or fair value and loans held for investment that were initially measured at cost and have been written down to fair value as a result of an impairment. The following tables show the fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2011 and December 31, 2010, respectively.

(dollars in millions)
					Gains/(Losses)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)
					Three Months	Nine Months	Three Months	Nine Months
	Non-Recurring Basis				Ended	Ended	Ended	Ended
	as of September 30, 2011				September 30,	September 30,	September 30,	September 30,
	Level 1	Level 2	Level 3	Total	2011	2011	2010	2010

Assets:
Investment securities non-qualifying	$-	$-	$34	$34	$-	$(5)	$-	$(13)
Loans, notes and mortgages	-	565	322	887	(43)	1	113	(79)
Other assets	-	-	15	15	-	(7)	(20)	(25)
Liabilities:
Other payables — interest and other	-	-	19	19	-	(1)	-	7

(dollars in millions)
	Non-Recurring Basis
	as of December 31, 2010
	Level 1	Level 2	Level 3	Total

Assets:
Investment securities non-qualifying	$-	$-	$85	$85
Loans, notes and mortgages	-	25	1,280	1,305
Other assets	-	10	35	45
Liabilities:
Other payables — interest and other	-	-	31	31

Loans, notes and mortgages includes held for sale loans that are carried at the lower of cost or fair value and for which the fair value was below the cost basis at September 30, 2011 and December 31, 2010. It also includes certain impaired held for investment loans where an allowance for loan losses has been calculated based upon the fair value of the loans or collateral. Level 3 assets as of September 30, 2011 and December 31, 2010 primarily relate to commercial real estate loans that are classified as held for sale where there continues to be significant illiquidity in the loan trading and securitization markets.

Other payables — interest and other includes amounts recorded for loan commitments at lower of cost or fair value where the funded loan will be held for sale.

Fair Value Option Election

The fair value option election allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Changes in fair value for assets and liabilities for which the election is made will be recognized in earnings as they occur. The fair value option election is permitted on an instrument-by-instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. As discussed above, certain of Merrill Lynch’s financial instruments are required to be accounted for at fair value under Investment Accounting and Derivatives Accounting, as well as industry level guidance. For certain financial instruments that are not accounted for at fair value under other applicable accounting guidance, the fair value option election has been made.

The following tables provide information about the line items in the Condensed Consolidated Statements of Earnings where changes in fair values of assets and liabilities, for which the fair value option election has been made, are included for the three and nine months ended September 30, 2011 and September 30, 2010.

(dollars in millions)
	Changes in Fair Value For the			Changes in Fair Value For the
	Three Months Ended September 30, 2011,			Nine Months Ended September 30, 2011,
	for Items Measured			for Items Measured
	at Fair Value Pursuant			at Fair Value Pursuant
	to the Fair Value Option Election			to the Fair Value Option Election
	Gains/	Gains/	Total	Gains/	Gains/	Total
	(Losses)	(Losses)	Changes	(Losses)	(Losses)	Changes
	Principal	Other	in Fair	Principal	Other	in Fair
	Transactions	Revenues	Value	Transactions	Revenues	Value

Assets:
Receivables under resale agreements	$169	$-	$169	$197	$-	$197
Investment securities	-	(26)	(26)	-	4	4
Loans(1)	(23)	(114)	(137)	(23)	25	2
Liabilities:
Payables under repurchase agreements	(16)	-	(16)	(13)	-	(13)
Short-term borrowings	214	-	214	307	-	307
Other payables — interest and other	-	(65)	(65)	-	(49)	(49)
Long-term borrowings	4,568	134	4,702	4,062	134	4,196

(1)	Effective July 1, 2011, includes certain loans accounted for under the fair value option that were reclassified from loans held for sale to trading assets because they are risk managed on that basis.

(dollars in millions)
	Changes in Fair Value For the			Changes in Fair Value For the
	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	for Items Measured			for Items Measured
	at Fair Value Pursuant			at Fair Value Pursuant
	to the Fair Value Option Election			to the Fair Value Option Election
	Gains/	Gains/	Total	Gains/	Gains/	Total
	(Losses)	(Losses)	Changes	(Losses)	(Losses)	Changes
	Principal	Other	in Fair	Principal	Other	in Fair
	Transactions	Revenues	Value	Transactions	Revenues	Value

Assets:
Receivables under resale agreements(1)	$54	$-	$54	$73	$-	$73
Investment securities	-	16	16	-	62	62
Loans, notes and mortgages	-	302	302	-	396	396
Liabilities:
Payables under repurchase agreements	(2)	-	(2)	18	-	18
Short-term borrowings	5	-	5	112	-	112
Other payables — interest and other	-	2	2	-	4	4
Long-term borrowings(2)	(1,243)	(82)	(1,325)	1,238	(102)	1,136

(1)	Changes in fair value for the three months ended September 30, 2010 were revised from approximately $49 million (as previously reported) to approximately $54 million. Changes in fair value for the nine months ended September 30, 2010 were revised from approximately $50 million (as previously reported) to approximately $73 million.

(2)	Other revenues primarily represent fair value changes on non-recourse long-term borrowings issued by consolidated VIEs.

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

Loans and loan commitments

Merrill Lynch made the fair value option election for certain loans that are risk managed on a fair value basis. Upon the acquisition of Merrill Lynch by Bank of America, Merrill Lynch also made the fair value option election for certain mortgage, corporate, and leveraged loans and loan commitments. The changes in the fair value of loans and commitments, for which the fair value option was elected, that were attributable to changes in borrower-specific credit risk were not material for the three and nine months ended September 30, 2011 and September 30, 2010.

As of September 30, 2011 and December 31, 2010, the aggregate fair value of loans for which the fair value option election has been made that were 90 days or more past due was $26 million and $32 million, respectively, and the aggregate fair value of loans that were in non-accrual status was $26 million and $32 million, respectively. As of September 30, 2011 and December 31, 2010, the unpaid principal amount due exceeded the aggregate fair value of such loans that are 90 days or more past due and/or in non-accrual status by $129 million and $173 million, respectively.

Short-term and long-term borrowings

Merrill Lynch made the fair value option election for certain short-term and long-term borrowings that are risk managed on a fair value basis (e.g., structured notes) and/or for which hedge accounting under Derivatives Accounting had been difficult to obtain. The majority of the fair value changes on long-term borrowings are from structured notes with coupon or repayment terms that are linked to the performance of debt and equity securities, indices, currencies or commodities. Excluding gains (losses) for the three and nine months ended September 30, 2011 and September 30, 2010 related to changes in Merrill Lynch’s credit spreads, the majority of the gains (losses) for the respective periods are offset by gains (losses) on derivatives that economically hedge these borrowings and that are accounted for at fair value under Derivatives Accounting. The changes in the fair value of liabilities for which the fair value option election was made that were attributable to changes in Merrill Lynch’s credit spreads were gains of approximately $2.9 billion and $2.7 billion for the three and nine months ended September 30, 2011, respectively, and losses of approximately $0.3 billion and gains of approximately $1.1 billion for the three and nine months ended September 30, 2010, respectively. Changes in Merrill Lynch specific credit risk are derived by isolating fair value changes due to changes in Merrill Lynch’s credit spreads as observed in the secondary cash market.

The fair value option election was also made for certain non-recourse long-term borrowings and secured borrowings issued by consolidated VIEs. The fair value of these borrowings is not materially affected by changes in Merrill Lynch’s creditworthiness.

The following tables present the difference between fair values and the aggregate contractual principal amounts of receivables under resale agreements, receivables under securities borrowed transactions, loans and long-term borrowings for which the fair value option election has been made as of September 30, 2011 and December 31, 2010.

(dollars in millions)
		Principal
	Fair Value	Amount
	at	Due Upon
	September 30, 2011	Maturity	Difference

Assets:
Receivables under resale agreements	$89,119	$88,644	$475
Receivables under securities borrowed transactions	1,543	1,735	(192)
Loans(1)	2,892	4,230	(1,338)
Liabilities:
Long-term borrowings(2)	31,021	38,554	(7,533)

(1)	Includes $493 million of loans held for sale accounted for under the fair value option that were reclassified to trading assets because they are risk managed on that basis.

(2)	The majority of the difference between the fair value and principal amount due upon maturity at September 30, 2011 relates to the impact of widening of Merrill Lynch’s credit spreads, as well as the fair value of the embedded derivative, where applicable.

(dollars in millions)
		Principal
	Fair Value	Amount
	at	Due Upon
	December 31, 2010	Maturity	Difference

Assets:
Receivables under resale agreements(1)	$74,255	$73,941	$314
Receivables under securities borrowed transactions	1,672	1,672	-
Loans, notes and mortgages	3,190	4,518	(1,328)
Liabilities:
Long-term borrowings(2)	39,214	43,014	(3,800)

(1)	The fair value and principal amount due upon maturity of receivables under resale agreements have been revised from approximately $51 billion for each (as previously reported) to approximately $74 billion.

(2)	The majority of the difference relates to the impact of the widening of Merrill Lynch’s credit spreads since issuance and the change in fair value of non-recourse debt issued by consolidated VIEs.

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

The following disclosures represent financial instruments for which the ending balances at September 30, 2011 and December 31, 2010 are not carried at fair value in their entirety on Merrill Lynch’s Condensed Consolidated Balance Sheets.

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

The book and fair values of certain financial instruments at September 30, 2011 and December 31, 2010 were as follows:

(dollars in millions)
	September 30, 2011		December 31, 2010
	Book Value	Fair Value	Book Value	Fair Value

Financial assets
Loans, notes and mortgages(1)	$21,916	$21,150	$25,803	$24,383
Financial liabilities
Deposits	12,277	12,277	12,826	12,826
Long-term borrowings(2)	118,511	111,781	132,427	131,694

(1)	Loans are presented net of the allowance for loan losses.

(2)	Includes junior subordinated notes (related to trust preferred securities).

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

Changes in the fair value of interest rate and foreign currency derivatives are reported in interest expense or other revenues when hedge accounting is applied; otherwise changes in fair value are reported in other revenue.

2.	Merrill Lynch uses foreign-exchange forward contracts, foreign-exchange options, and currency swaps to hedge its net investments in foreign operations, as well as other foreign currency exposures (e.g., non-U.S. dollar denominated debt and expenses). These derivatives are used to mitigate the impact of changes in exchange rates. Changes in the fair value of these derivatives are reported in

OCI, other revenue and interest expense when net investment hedge accounting is applied; otherwise changes in fair value are reported in other revenues.

3.	Merrill Lynch enters into futures, swaps, options and forward contracts to manage the price risk of certain commodity inventory and forecasted commodity purchases and sales. Changes in fair value of these derivatives are reported in principal transaction revenues, unless cash flow hedge accounting is applied.

4.	Merrill Lynch enters into CDS to manage the credit risk on certain loans that are not part of trading activities. Changes in the fair value of these derivatives are reported in other revenue.

Derivatives that qualify as accounting hedges under the guidance in Derivatives Accounting are designated as one of the following:

1.	A hedge of the fair value of a recognized asset or liability (“fair value hedge”). Changes in the fair value of derivatives that are designated and qualify as fair value hedges of interest rate risk, foreign exchange risk and commodity price risk, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings as interest expense, other revenues, or principal transactions.

2.	A hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in OCI until earnings are affected by the variability of cash flows of the hedged asset or liability or when the forecasted purchase or sale occurs.

3.	A hedge of a net investment in a foreign operation (“net investment hedge”). Changes in the fair value of derivatives that are designated and qualify as hedges of a net investment in a foreign operation are recorded in the foreign currency translation adjustment account within OCI. Changes in the fair value of the hedging instruments that are associated with the difference between the spot rate and the contracted forward rate are recorded in current period earnings in other revenues and in interest expense.

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

Hedge accounting activity for 2011 and 2010 included the following:

Fair value hedges

(dollars in millions)
	2011			2010
		Hedged	Hedge		Hedged	Hedge
	Derivative(1)	Item(1)(2)	Ineffectiveness(1)	Derivative(1)	Item(1)(2)	Ineffectiveness(1)

For the three months ended September 30:
Interest rate risk on USD denominated long-term debt	$1,555	$(1,744)	$(189)	$843	$(986)	$(143)
Interest rate risk on foreign currency denominated long-term debt	(345)	287	(58)	1,311	(1,297)	14
Commodity price risk on commodity inventory	16	(16)	-	25	(23)	2
For the nine months ended September 30:
Interest rate risk on USD denominated long-term debt	1,700	(2,100)	(400)	2,530	(2,913)	(383)
Interest rate risk on foreign currency denominated long-term debt	335	(499)	(164)	59	(284)	(225)
Commodity price risk on commodity inventory	-	-	-	66	(69)	(3)

	2011		2010
	Trading	Trading	Trading	Trading
	Assets	Liabilities	Assets	Liabilities

As of September 30, 2011 and December 31, 2010:
Carrying value of hedging derivatives
Long-term debt	$7,069	$609	$4,442	$484
Commodity inventory	-	6	80	6
Notional amount of hedging derivatives
Long-term debt	45,584	10,544	43,924	13,967
Commodity inventory	1	23	232	14

(1)	Amounts are recorded in interest expense and other revenues for long-term debt and principal transactions for commodity inventory.

(2)	Excludes the impact of purchase accounting adjustments made to certain long-term borrowings in connection with the acquisition of Merrill Lynch by Bank of America.

Cash flow hedges

(dollars in millions)
	2011			2010
		Gains			Gains	Hedge
	Gains	(losses) in	Hedge	Gains	(losses) in	Ineffectiveness
	(losses)	Income	Ineffectiveness	(losses)	Income	and Amounts
	Recognized in	Reclassified	and Amounts	Recognized in	Reclassified	Excluded
	Accumulated	from	Excluded from	Accumulated	from	from
	OCI on	Accumulated	Effectiveness	OCI on	Accumulated	Effectiveness
	derivatives	OCI(1)	Testing(1)	derivatives	OCI(1)	Testing(1)

For the three months ended September 30:
Commodity price risk on forecasted purchases and sales(2)	$5	$2	$2	$20	$3	$4
For the nine months ended September 30:
Commodity price risk on forecasted purchases and sales(2)	(4)	5	-	47	16	6

	2011		2010
	Trading	Trading	Trading	Trading
	Assets	Liabilities	Assets	Liabilities

As of September 30, 2011 and December 31, 2010:
Carrying value of hedging derivatives	$73	$8	$109	$5
Notional amount of hedging derivatives	197	161	255	134

(1)	Amounts are recorded in principal transactions.
(2)	Amount that is expected to be reclassified into earnings in the next 12 months included in principal transactions is $1 million and $22 million at September 30, 2011 and September 30, 2010, respectively.

Net investment hedges of foreign operations

(dollars in millions)
	2011			2010
		Gains	Hedge		Gains	Hedge
		(losses) in	Ineffectiveness		(losses) in	Ineffectiveness
	Gains	Income	and Amounts	Gains	Income	and Amounts
	(losses)	Reclassified	Excluded	(losses)	Reclassified	Excluded
	Recognized in	from	from	Recognized in	from	from
	Accumulated	Accumulated	Effectiveness	Accumulated	Accumulated	Effectiveness
	OCI	OCI(1)	Testing(2)	OCI	OCI(1)	Testing(2)

For the three months ended September 30:
Foreign exchange risk	$1,215	$(18)	$(110)	$(1,356)	$-	$(49)
For the nine months ended September 30:
Foreign exchange risk	254	(21)	(267)	(509)	-	(138)

	2011	2010

As of September 30, 2011 and December 31, 2010:
Carrying value of hedging derivatives
Trading assets	$1,343	$468
Trading liabilities	577	930
Carrying value of non-derivative hedges
Long-term borrowings	64	536
Notional amount of hedging derivatives
in an asset position	22,954	6,639
in a liability position	5,985	19,180

(1)	Amounts are recorded in other revenue.
(2)	Amounts are recorded in other revenues and interest expense.

Net gains (losses) on economic hedges

(dollars in millions)
	2011(1)	2010(1)

For the three months ended September 30:
Interest rate risk	$182	$239
Foreign currency risk	(2,350)	4,507
Credit risk	65	(29)

For the nine months ended September 30:
Interest rate risk	178	708
Foreign currency risk	796	(1,223)
Credit risk	48	(23)

(1)	Amounts are recorded in other revenue.

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

The following tables identify the primary risk for derivative instruments, which includes trading, non-trading and bifurcated embedded derivatives, at September 30, 2011 and December 31, 2010. The

primary risk is provided on a gross basis, prior to the application of the impact of counterparty and cash collateral netting.

(dollars in millions)
	As of September 30, 2011
	Contract/	Trading Assets-	Contract/	Trading Liabilities-
	Notional	Derivative Contracts	Notional	Derivative Contracts

Interest rate contracts
Swaps	$9,552,280	$649,980	$9,247,885	$648,260
Futures and forwards	2,092,306	1,795	2,200,980	1,730
Written options	-	-	1,501,666	63,907
Purchased options	1,483,887	68,715	-	-
Foreign exchange contracts
Swaps	100,834	11,662	123,244	14,160
Spot, futures and forwards	109,094	6,182	101,500	5,731
Written options	-	-	312,446	10,285
Purchased options	294,075	10,156	-	-
Equity contracts
Swaps	26,629	1,866	22,791	2,011
Futures and forwards	45,805	2,541	56,411	2,319
Written options	-	-	341,472	20,749
Purchased options	342,128	21,510	-	-
Commodity contracts
Swaps	39,138	6,334	39,057	6,844
Futures and forwards	277,892	3,756	276,212	2,582
Written options	-	-	136,792	8,348
Purchased options	137,314	8,314	-	-
Credit derivatives
Purchased protection:
Credit default swaps	195,074	23,137	50,789	1,176
Total return swaps	2,602	442	2,234	308
Other Credit Derivatives	864	17	25	-
Written protection:
Credit default swaps	45,458	2,071	202,847	22,085
Total return swaps	2,565	235	2,321	632
Other Credit Derivatives	-	-	203	8

Gross derivative assets/liabilities	$14,747,945	$818,713	$14,618,875	$811,135

Less: Legally enforceable master netting		(747,835)		(747,835)
Less: Cash collateral applied		(31,645)		(33,762)

Total derivative assets and liabilities		$39,233		$29,538

(dollars in millions)
	As of December 31, 2010
	Contract/	Trading Assets-	Contract/	Trading Liabilities-
	Notional	Derivative Contracts	Notional	Derivative Contracts

Interest rate contracts
Swaps	$8,492,025	$452,115	$8,333,391	$452,564
Futures and forwards	1,916,110	1,549	1,955,861	1,608
Written options	-	-	1,708,493	46,064
Purchased options	1,836,089	48,185	-	-
Foreign exchange contracts
Swaps	93,721	10,396	98,987	11,947
Spot, futures and forwards	118,363	5,637	105,671	5,702
Written options	-	-	280,290	10,673
Purchased options	273,375	10,501	-	-
Equity contracts
Swaps	17,411	1,622	20,764	1,871
Futures and forwards	35,483	2,897	43,257	2,122
Written options	-	-	221,791	15,677
Purchased options	174,313	15,338	-	-
Commodity contracts
Swaps	39,284	8,872	50,710	9,158
Futures and forwards	215,588	4,122	198,130	2,817
Written options	-	-	86,241	6,628
Other Credit Derivatives	84,554	6,565	-	-
Credit derivatives
Purchased protection:
Credit default swaps	322,230	29,670	251,679	8,001
Total return swaps	2,127	301	3,243	208
Other Credit Derivatives	440	8	47	-
Written protection:
Credit default swaps	248,509	7,978	326,448	23,755
Total return swaps	3,802	245	1,607	475
Other Credit Derivatives	-	-	214	1

Gross derivative assets/liabilities	$13,873,424	$606,001	$13,686,824	$599,271

Less: Legally enforceable master netting		(538,055)		(538,055)
Less: Cash collateral applied		(28,575)		(29,019)

Total derivative assets and liabilities		$39,371		$32,197

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

The following tables identify the amounts in the income statement line items attributable to trading and non-trading activities, including both derivatives and non-derivative cash instruments categorized by primary risk for the three and nine months ended September 30, 2011 and September 30, 2010.

Non-trading related amounts include activities in connection with principal investment, wealth management, and certain lending activities; economic hedging activity discussed in the Non-trading derivatives section above; and the impact of changes in Merrill Lynch’s own creditworthiness on borrowings accounted for at fair value.

Trading and Non-Trading Related Revenue for Derivatives and Non-Derivative Cash Instruments

(dollars in millions)
For the Three Months	Principal		Other	Net Interest
Ended September 30, 2011	Transactions	Commissions	Revenues(1)	Income (Expense)	Total

Interest Rate Risk	$396	$21	$-	$205	$622
Foreign Exchange Risk	24	-	-	1	25
Equity Risk	132	792	36	104	1,064
Commodity Risk	216	-	1	(29)	188
Credit Risk	(829)	16	33	634	(146)

Total trading — related	(61)	829	70	915	1,753
Non-trading related	2,842	612	(974)	(803)	1,677

Total	$2,781	$1,441	$(904)	$112	$3,430

Trading and Non-Trading Related Revenue for Derivatives and Non-Derivative Cash Instruments

(dollars in millions)
For the Nine Months	Principal		Other	Net Interest
Ended September 30, 2011	Transactions	Commissions	Revenues(1)	Income (Expense)	Total

Interest Rate Risk	$746	$64	$19	$585	$1,414
Foreign Exchange Risk	72	-	-	6	78
Equity Risk	2,020	2,458	94	(715)	3,857
Commodity Risk	523	-	-	(86)	437
Credit Risk	62	44	390	2,028	2,524

Total trading — related	3,423	2,566	503	1,818	8,310
Non-trading related	2,702	1,912	1,785	(2,543)	3,856

Total	$6,125	$4,478	$2,288	$(725)	$12,166

Trading and Non-Trading Related Revenue for Derivatives and Non-Derivative Cash Instruments

(dollars in millions)
For the Three Months	Principal		Other	Net Interest
Ended September 30, 2010	Transactions	Commissions	Revenues(1)	Income (Expense)	Total

Interest Rate Risk	$136	$19	$7	$188	$350
Foreign Exchange Risk	(28)	-	-	-	(28)
Equity Risk	384	716	42	2	1,144
Commodity Risk	138	-	5	(30)	113
Credit Risk	912	12	283	815	2,022

Total trading — related	1,542	747	337	975	3,601
Non-trading related	(299)	604	99	(990)	(586)

Total	$1,243	$1,351	$436	$(15)	$3,015

Trading and Non-Trading Related Revenue for Derivatives and Non-Derivative Cash Instruments

(dollars in millions)
For the Nine Months	Principal		Other	Net Interest
Ended September 30, 2010	Transactions	Commissions	Revenues(1)	Income (Expense)	Total

Interest Rate Risk	$1,066	$60	$49	$538	$1,713
Foreign Exchange Risk	44	-	-	(1)	43
Equity Risk	1,660	2,323	210	(459)	3,734
Commodity Risk	200	-	6	(93)	113
Credit Risk	3,612	32	615	2,480	6,739

Total trading — related	6,582	2,415	880	2,465	12,342
Non-trading related	799	1,902	1,713	(2,715)	1,699

Total	$7,381	$4,317	$2,593	$(250)	$14,041

(1)	Includes other income and OTTI losses on available-for-sale debt securities.

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

Merrill Lynch’s derivatives that act as guarantees at September 30, 2011 and December 31, 2010 are summarized below:

(dollars in millions)
	Maximum
	Payout/	Less than				Carrying
	Notional	1 year	1 - 3 years	3 - 5 years	Over 5 years	Value(1)

At September 30, 2011:
Derivative contracts:
Credit derivatives:
Investment grade(2)	$82,461	$9,330	$27,980	$24,287	$20,864	$4,601
Non-investment grade(2)	170,933	20,346	47,918	50,874	51,795	18,124

Total credit derivatives	253,394	29,676	75,898	75,161	72,659	22,725
Credit related notes:
Investment grade(2)	2,297	138	6	214	1,939	2,297
Non-investment grade(2)	918	-	67	98	753	918

Total credit related notes	3,215	138	73	312	2,692	3,215
Other derivatives	1,680,963	456,047	373,141	197,554	654,221	80,848

Total derivative contracts	$1,937,572	$485,861	$449,112	$273,027	$729,572	$106,788

At December 31, 2010:
Derivative contracts:
Credit derivatives:
Investment grade(2)	$394,704	$35,231	$138,666	$98,617	$122,190	$13,742
Non-investment grade(2)	185,876	23,272	61,365	49,556	51,683	10,489

Total credit derivatives	580,580	58,503	200,031	148,173	173,873	24,231
Credit related notes:
Investment grade(2)	3,580	-	132	-	3,448	3,580
Non-investment grade(2)	1,358	9	20	156	1,173	1,358

Total credit related notes(3)	4,938	9	152	156	4,621	4,938
Other derivatives	1,379,874	421,080	296,885	190,062	471,847	50,505

Total derivative contracts	$1,965,392	$479,592	$497,068	$338,391	$650,341	$79,674

(1)	Derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.
(2)	Refers to the creditworthiness of the underlying reference obligations.
(3)	Total credit related note amounts have been revised from approximately $2.4 billion (as previously reported) to approximately $4.9 billion to reflect CDOs and CLOs held by certain consolidated VIEs.

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

Merrill Lynch economically hedges its exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, Merrill Lynch purchases credit protection with identical underlying referenced names to offset its exposure. At September 30, 2011 and December 31, 2010, the notional value and carrying value of credit protection purchased and credit protection sold by Merrill Lynch with identical underlying referenced names was:

(dollars in millions)
	Maximum
	Payout/	Less than				Carrying
	Notional	1 year	1 - 3 years	3 - 5 years	Over 5 years	Value(1)

At September 30, 2011:
Credit derivatives purchased	$224,462	$26,632	$65,461	$68,785	$63,584	$19,938
Credit derivatives sold	227,788	28,282	63,095	71,526	64,885	19,713
At December 31, 2010:
Credit derivatives purchased	$543,233	$53,741	$179,809	$140,764	$168,919	$17,875
Credit derivatives sold	567,828	57,954	198,656	147,121	164,097	21,600

(1)	Derivative contracts are shown on a gross basis prior to cash collateral or counterparty netting.

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

As the fair value and risk of payment under these derivative contracts are based upon market factors, such as changes in interest rates or foreign exchange rates, the carrying values in the table above reflect the best estimate of Merrill Lynch’s performance risk under these transactions at September 30, 2011 and December 31, 2010. Merrill Lynch economically hedges its exposure to these contracts by entering into a variety of offsetting derivative contracts and security positions.

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

Where Merrill Lynch has entered into legally enforceable netting agreements with counterparties, it reports derivative assets and liabilities, and any related cash collateral, net in the Condensed Consolidated Balance Sheets in accordance with ASC 210-20, Balance Sheet-Offsetting. At September 30, 2011 and December 31, 2010, cash collateral received of $31.6 billion and $28.6 billion, respectively, and cash collateral paid of $33.8 billion and $29.0 billion, respectively, was netted against derivative assets and liabilities. The enforceability of master netting agreements under bankruptcy laws in certain countries or in certain industries is not free from doubt, and receivables and payables with counterparties in these countries or industries are accordingly reported on a gross basis.

Merrill Lynch considers the impact of counterparty credit risk on the valuation of derivative contracts. Factors used to determine the credit valuation adjustments on the derivatives portfolio include current exposure levels (i.e., fair value prior to credit valuation adjustments) and expected exposure levels profiled over the maturity of the contracts. CDS market information, including either quoted single name CDS or index or other proxy CDS, is also considered. In addition, the credit valuation adjustments also take into account the netting and credit provisions of relevant agreements including collateral margin agreements and master netting agreements. During the three and nine months ended September 30, 2011 and September 30, 2010, valuation adjustments (net of hedges) of approximately $0.4 billion and $1.1 billion of losses and $0.2 billion and $0.1 billion of gains, respectively, were recognized in principal transactions for counterparty credit risk. At September 30, 2011 and December 31, 2010, the cumulative counterparty credit risk valuation adjustment that was reflected in derivative assets was $1.6 billion and $5.9 billion, respectively. In addition, the fair value of derivative liabilities is adjusted to reflect the impact of Merrill Lynch’s credit quality. During the three and nine months ended September 30, 2011, valuation adjustments (net of hedges) of approximately $0.7 billion and $0.6 billion in gains were recognized in principal transactions for changes in Merrill Lynch’s credit risk. During the three months ended September 30, 2010, valuation adjustments of approximately $0.1 billion were recognized as losses in principal transactions for changes in Merrill Lynch’s credit risk. For the nine months ended September 30, 2010, valuation adjustments were not material for changes in Merrill Lynch’s credit risk. At September 30, 2011 and December 31, 2010, the cumulative credit risk valuation adjustment that was reflected in the derivative liabilities balance was $1.2 billion and $0.6 billion, respectively.

Monoline derivative credit exposure at September 30, 2011 had a notional value of $16.8 billion compared with $32.0 billion at December 31, 2010. Mark-to-market monoline derivative credit exposure was $1.8 billion at September 30, 2011 compared with $8.8 billion at December 31, 2010. This decrease was driven by terminated monoline contracts and the reclassification of certain exposures. During the three months ended September 30, 2011, Merrill Lynch terminated all of its monoline contracts referencing super senior ABS CDOs. In addition, Merrill Lynch reclassified approximately $1.6 billion ($4.3 billion gross receivable less impairment) of net monoline exposure from trading assets — derivative contracts to other assets, because of the inherent default risk and given that these contracts no longer provide a hedge benefit, they are no longer considered derivative trading instruments. This monoline exposure relates to a single counterparty and is recorded at fair value based on current net recovery projections. The net recovery projections take into account the present value of projected payments expected to be received from the counterparty. At September 30, 2011, the counterparty credit valuation adjustment related to monoline derivative exposure was $442 million compared with $5.0 billion at December 31, 2010, which reduced Merrill Lynch’s net mark-to-market exposure to $1.3 billion at September 30, 2011. Monoline related mark-to-market losses for the three and nine months ended September 30, 2011 were $205 million and $83 million, respectively, which consist of changes in valuation adjustments as well as hedge losses due to a breakdown in correlations during the periods.

Bank of America has guaranteed the performance of Merrill Lynch on certain derivative transactions. The aggregate amount of such derivative liabilities was approximately $3.0 billion and $2.1 billion at September 30, 2011 and December 31, 2010, respectively.

Credit-risk related contingent features

Most of Merrill Lynch’s derivative contracts contain credit risk related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom Merrill Lynch has transacted (e.g., other debt or equity). These contingent features may be for the benefit of Merrill Lynch as well as its counterparties with respect to changes in Merrill Lynch’s creditworthiness and the mark-to-market exposure under the derivative transactions. At September 30, 2011 and December 31, 2010, Merrill Lynch held cash and securities collateral of $44.9 billion and $44.0 billion, and posted collateral of $44.9 billion and $38.2 billion in the normal course of business under derivative agreements.

At September 30, 2011, the amount of collateral, calculated based on the terms of the contracts that Merrill Lynch could be required to post to counterparties but had not yet posted to counterparties was approximately $3.6 billion. That amount included $2.9 billion in collateral that could be required to be posted as a result of the downgrade by Moody’s Investors Service, Inc. (“Moody’s”) on September 21, 2011.

Some counterparties are able to unilaterally terminate certain contracts, or Merrill Lynch may be required to take other action such as find a suitable replacement or obtain a guarantee. At September 30, 2011, the current liability for these derivative contracts was $3.1 billion, against which Merrill Lynch had posted $1.6 billion of collateral for these contracts, resulting in a net uncollateralized liability of approximately $1.5 billion. The amount of additional collateral calculated based on the terms of the contracts Merrill Lynch could be required to post is approximately $2.3 billion, all of which is included in the $3.6 billion figure discussed above.

In addition, if at September 30, 2011, the ratings agencies had downgraded their long-term senior debt ratings for ML & Co. by one incremental notch, the amount of additional collateral and termination payments contractually required by such derivative contracts and other trading agreements would have been up to approximately $1.7 billion. If the ratings agencies had downgraded their long-term senior debt ratings for ML & Co. by a second incremental notch, approximately $0.5 billion in additional collateral and termination payments would have been required.

Note 7.  Securities Financing Transactions

Merrill Lynch enters into secured borrowing and lending transactions in order to meet customers’ needs and earn residual interest rate spreads, obtain securities for settlement and finance trading inventory positions.

Under these transactions, Merrill Lynch either receives or provides collateral, including U.S. Government and agency, asset-backed, corporate debt, equity, and non-U.S. government and agency securities. Merrill Lynch receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and other loans. Under most agreements, Merrill Lynch is permitted to sell or repledge the securities received (e.g., use the securities to secure repurchase agreements, enter into securities lending transactions, or deliver to counterparties to cover short positions). At September 30, 2011 and December 31, 2010, the fair value of securities received as collateral where Merrill Lynch is permitted to sell or repledge the securities was $467 billion and $439 billion, respectively, and the fair value of the portion that had been sold or repledged was $382 billion and $332 billion, respectively. Merrill Lynch may use securities received as collateral for resale agreements to satisfy regulatory requirements such as Rule 15c3-3 of the Securities Exchange Act of 1934. Additionally, Merrill Lynch receives securities as collateral in connection with certain securities transactions in which Merrill Lynch is the lender. In instances where Merrill Lynch is permitted to sell or repledge securities received, Merrill Lynch reports the fair value of such securities received as collateral and the related obligation to return securities received as collateral in the Condensed Consolidated Balance Sheets.

Merrill Lynch pledges assets to collateralize repurchase agreements and other secured financings. Pledged securities that can be sold or repledged by the secured party are parenthetically disclosed in trading assets on the Condensed Consolidated Balance Sheets. The carrying value and classification of securities owned by Merrill Lynch that have been pledged to counterparties where those counterparties do not have the right to sell or repledge at September 30, 2011 and December 31, 2010 are as follows:

(dollars in millions)
	September 30, 2011	December 31, 2010

Trading asset category
Equities and convertible debentures	$3,780	$8,199
Corporate debt and preferred stock	9,285	14,320
U.S. Government and agencies	21,490	26,381
Non-U.S. governments and agencies	1,317	1,424
Mortgages, mortgage-backed, and asset-backed securities	1,932	3,480
Municipals and money markets	444	1,980

Total	$38,248	$55,784

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

Note 8.  Investment Securities

Investment securities on the Condensed Consolidated Balance Sheets include:

•	Investments within the scope of Investment Accounting that are held by ML & Co. and certain of its non-broker-dealer subsidiaries consist of debt securities held-for-investment and liquidity and collateral management purposes that are classified as AFS, and debt securities that Merrill Lynch intends to hold until maturity.

•	Non-qualifying investments are those that are not within the scope of Investment Accounting and consist principally of equity investments, including investments in partnerships and joint ventures. Included in non-qualifying investments are investments accounted for under the equity method of accounting, which consist of investments in (i) partnerships and certain limited liability corporations where Merrill Lynch has more than a minor influence (generally defined as three to five percent interest) and (ii) corporate entities where Merrill Lynch has the ability to exercise significant influence over the investee (generally defined as ownership and voting interest of 20% to 50%). Also included in non-qualifying investments are private equity investments that Merrill Lynch holds for capital appreciation and/or current income and which are accounted for at fair value in accordance with the Investment Company Guide, as well as private equity investments accounted for at fair value under the fair value option election.

Investment securities reported on the Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010 are presented below.

(dollars in millions)
	September 30, 2011	December 31, 2010

Investment securities
Available-for-sale	$1,180	$5,091
Held-to-maturity	-	245
Non-qualifying (1)
Equity investments(2)	4,696	10,437
Other investments	2,155	1,996

Total	$8,031	$17,769

(1)	Investments that are non-qualifying for Investment Accounting purposes.

(2)	The December 31, 2010 balance included Merrill Lynch’s investment in BlackRock, Inc., which consisted of approximately 13.6 million preferred shares. The carrying value and fair value of this investment was $2.2 billion and $2.6 billion, respectively, at December 31, 2010. During the second quarter of 2011, Merrill Lynch sold its remaining investment in BlackRock, Inc., resulting in a pre-tax gain of $377 million.

For the three and nine months ended September 30, 2011, OTTI losses related to non-agency mortgage-backed AFS securities were $12 million and $59 million, respectively. For the three and nine months ended September 30, 2010, OTTI losses related to non-agency mortgage-backed AFS securities were $45 million and $168 million, respectively. Net impairment losses recognized in earnings represent the credit component of OTTI losses on AFS debt securities and total OTTI losses for AFS debt securities that Merrill Lynch does not intend to hold to recovery. Those amounts were $5 million and $49 million for the three and nine months ended September 30, 2011 and $42 million and $165 million for the three and nine months ended September 30, 2010, respectively. Refer to Note 1 for Merrill Lynch’s accounting policy regarding OTTI of investment securities.

Information regarding investment securities subject to Investment Accounting follows.

(dollars in millions)
	September 30, 2011

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale
Securities, mortgage-backed and asset-backed:
Agency collateralized mortgage obligations	$55	$-	$-	$55
Non-agency mortgage-backed securities	548	24	(82)	490
Corporate asset-backed securities	242	-	-	242

Subtotal	845	24	(82)	787
U.S. Government and agencies	393	-	-	393

Total Available-for-Sale Securities	$1,238	$24	$(82)	$1,180

(dollars in millions)
	December 31, 2010

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale
Mortgage-backed securities:
Agency residential mortgage-backed securities	$3,918	$-	$(49)	$3,869
Agency collateralized mortgage obligations	61	-	-	61
Non-agency	739	68	(76)	731

Subtotal	4,718	68	(125)	4,661
U.S. Government and agencies	430	-	-	430

Total Available-for-Sale Securities	5,148	68	(125)	5,091

Held-to-Maturity
Corporate debt and municipal	245	-	-	245

Total	$5,393	$68	$(125)	$5,336

The following table presents fair value and unrealized losses, after hedges, for available-for-sale securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2011.

(dollars in millions)
	Less Than 1 Year		More Than 1 Year		Total
		Unrealized		Unrealized		Unrealized
Asset Category	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Non-agency	$212	$(22)	$119	$(60)	$331	$(82)

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

The amortized cost and fair value of available-for-sale debt securities by expected maturity for mortgage-backed securities and contractual maturity for other debt securities at September 30, 2011 are as follows:

(dollars in millions)
	Available-for-Sale
	Amortized	Fair
	Cost	Value

Due in one year or less	$759	$739
Due after one year through five years	252	242
Due after five years through ten years	61	53
Due after ten years	166	146

Total(1)	$1,238	$1,180

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay their obligations with or without prepayment penalties.

The proceeds and gross realized gains (losses) from the sale of available-for-sale securities during the three and nine months ended September 30, 2011 and September 30, 2010 are as follows:

(dollars in millions)
	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2011	September 30, 2011	September 30, 2010	September 30, 2010

Proceeds	$423	$3,876	$139	$14,966
Gross realized gains	2	46	6	412
Gross realized losses	-	(4)	(15)	(270)

At September 30, 2011 and December 31, 2010, Merrill Lynch held certain investments that were accounted for under the equity method of accounting, none of which were individually material.

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

The tables below present the assets and liabilities of consolidated and unconsolidated VIEs if Merrill Lynch has continuing involvement with transferred assets or if Merrill Lynch otherwise has a variable interest in the VIE. For consolidated VIEs, these amounts are net of intercompany balances. The tables also present Merrill Lynch’s maximum exposure to loss resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which Merrill Lynch holds a variable interest as of September 30, 2011 and December 31, 2010. Merrill Lynch’s maximum exposure to loss is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on Merrill Lynch’s Condensed Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. Merrill Lynch’s maximum exposure to loss does not include losses previously recognized.

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

The following table summarizes certain information related to Loan VIEs in which Merrill Lynch is either the transferor, servicer or sponsor and holds a variable interest as of September 30, 2011 and December 31, 2010.

(dollars in millions)
			Non-Agency
	Agency		Prime		Subprime		Commercial Mortgage
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010	2011	2010	2011	2010

Unconsolidated VIEs:
Maximum loss exposure(1)	$25	$-	$29	$28	$136	$168	$149	$187

Senior securities held(2)
Trading assets	$25	$-	$2	$6	$9	$23	$43	$74
Investment securities	-	-	4	6	9	22	-	-
Subordinated securities held(2)
Trading assets	-	-	-	-	4	11	1	-
Residual interests held	-	-	12	6	-	-	32	50

Total retained securities	$25	$-	$18	$18	$22	$56	$76	$124

Principal balance outstanding(3)	$635	$-	$264	$636	$6,096	$18,857	$29,295	$24,891

Consolidated VIEs:
Maximum loss exposure(1)	$-	$-	$1	$46	$1	$12	$-	$-

Derivative contracts	$-	$-	$-	$41	$-	$-	$-	$-
Other assets	-	-	1	5	1	12	-	-

Total assets	$-	$-	$1	$46	$1	$12	$-	$-

Long-term borrowings	$-	$-	$-	$-	$-	$-	$-	$-
Other liabilities	-	-	-	9	-	-	-	-

Total liabilities	$-	$-	$-	$9	$-	$-	$-	$-

(1)	Maximum loss exposure excludes liabilities for representations and warranties.
(2)	Substantially all of the securities were in Level 2 in the fair value hierarchy.
(3)	Principal balance outstanding includes those loans that Merrill Lynch transferred and with which it has continuing involvement.

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

Merrill Lynch also provides default protection or credit enhancement to investors in certain municipal bond trusts whereby Merrill Lynch guarantees the payment of interest and principal on floating-rate certificates issued by these trusts. If an investor holds the residual interest, that investor typically has the unilateral ability to liquidate the trust at any time, while Merrill Lynch typically has the ability to trigger the liquidation of that trust only if the market value of the bonds held in the trust declines below a specified threshold. The weighted average remaining life of bonds held in the trusts at September 30, 2011 was 10.9 years.

The following table summarizes certain information related to municipal bond trusts in which Merrill Lynch holds a variable interest as of September 30, 2011 and December 31, 2010.

(dollars in millions)
	September 30, 2011			December 31, 2010
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Maximum Loss Exposure	$4,361	$1,476	$5,837	$4,451	$1,543	$5,994

On-balance sheet assets
Trading assets	$4,361	$341	$4,702	$4,451	$255	$4,706

Total	$4,361	$341	$4,702	$4,451	$255	$4,706

On-balance sheet liabilities
Short-term borrowings	$5,274	$-	$5,274	$4,642	$-	$4,642
Payables to Bank of America	13	-	13	2	-	2

Total	$5,287	$-	$5,287	$4,644	$-	$4,644

Total assets of VIEs	$4,361	$1,561	$5,922	$4,451	$1,706	$6,157

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

In the three and nine months ended September 30, 2011, Merrill Lynch was the transferor of assets into unconsolidated municipal bond trusts and received cash proceeds from new securitizations of $182 million and $509 million, respectively, as compared with $226 million and $1.0 billion, respectively, in the three and nine months ended September 30, 2010. At September 30, 2011 and December 31, 2010, the principal balance outstanding for unconsolidated municipal bond securitization trusts for which Merrill Lynch was the transferor was $1.6 billion and $1.7 billion, respectively.

Merrill Lynch’s liquidity commitments to unconsolidated municipal bond trusts totaled $1.1 billion and $1.3 billion at September 30, 2011 and December 31, 2010, respectively.

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

The following table summarizes certain information related to CDO vehicles in which Merrill Lynch holds a variable interest as of September 30, 2011 and December 31, 2010.

(dollars in millions)
	September 30, 2011			December 31, 2010
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total

Maximum Loss Exposure	$1,672	$2,449	$4,121	$2,216	$2,987	$5,203

On-balance sheet assets
Trading assets	$1,791	$412	$2,203	$2,727	$569	$3,296
Derivative contracts	-	771	771	-	890	890
Other assets	11	107	118	3	123	126

Total	$1,802	$1,290	$3,092	$2,730	$1,582	$4,312

On-balance sheet liabilities
Derivative contracts	$-	$13	$13	$-	$8	$8
Long-term borrowings	2,437	-	2,437	3,161	-	3,161

Total	$2,437	$13	$2,450	$3,161	$8	$3,169

Total assets of VIEs	$1,802	$34,082	$35,884	$2,730	$42,782	$45,512

Merrill Lynch’s maximum exposure to loss is significantly less than the total assets of the CDO vehicles in the table above because Merrill Lynch typically has exposure to only a portion of the total assets.

At September 30, 2011, Merrill Lynch had $2.6 billion of aggregate liquidity exposure to CDOs. This amount includes $872 million of commitments to CDOs to provide funding for super senior exposures and $1.7 billion notional amount of derivative contracts with unconsolidated VIEs, principally CDO vehicles, which hold non-super senior CDO debt securities or other debt securities on Merrill Lynch’s behalf. Refer to Note 14 for additional information. Merrill Lynch’s liquidity exposure to CDOs at September 30, 2011 is included in the table above to the extent that Merrill Lynch sponsored the CDO vehicle or the liquidity exposure is more than insignificant compared to total assets of the CDO vehicle. Liquidity exposure included in the table is reported net of previously recorded losses.

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

The following table summarizes certain information related to customer vehicles in which Merrill Lynch holds a variable interest as of September 30, 2011 and December 31, 2010.

(dollars in millions)
	September 30, 2011			December 31, 2010
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated(1)	Total

Maximum Loss Exposure	$1,955	$2,319	$4,274	$3,457	$2,083	$5,540

On-balance sheet assets
Trading assets	$2,583	$244	$2,827	$3,397	$217	$3,614
Derivative contracts	-	1,163	1,163	-	728	728
Other assets	1,437	-	1,437	1,430	-	1,430

Total	$4,020	$1,407	$5,427	$4,827	$945	$5,772

On-balance sheet liabilities
Derivative contracts	$4	$45	$49	$1	$24	$25
Short-term borrowings	40	-	40	-	-	-
Long-term borrowings	3,170	-	3,170	3,430	-	3,430
Other liabilities	-	456	456	-	750	750

Total	$3,214	$501	$3,715	$3,431	$774	$4,205

Total assets of VIEs	$4,020	$5,111	$9,131	$4,827	$5,952	$10,779

(1)	Maximum loss exposure, trading assets and other liabilities have been revised from $2,603 million, $737 million and $140 million, respectively (as previously reported) to $2,083 million, $217 million and $750 million, respectively.

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

Merrill Lynch is typically the counterparty for the credit and equity derivatives, and it may invest in securities issued by the vehicles. Merrill Lynch may also enter into interest rate and foreign currency derivatives with the vehicles. Merrill Lynch had approximately $853 million of other liquidity commitments, including written put options and collateral value guarantees, with unconsolidated credit-linked and equity-linked note vehicles at September 30, 2011.

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

The following table summarizes certain information related to Real Estate and other VIEs in which Merrill Lynch holds a variable interest as of September 30, 2011 and December 31, 2010.

(dollars in millions)
	September 30, 2011			December 31, 2010
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated(1)	Total

Maximum Loss Exposure	$454	$2,163	$2,617	$857	$3,389	$4,246

On-balance sheet assets
Trading assets	$31	$404	$435	$263	$1,326	$1,589
Derivative contracts	-	337	337	-	227	227
Investment securities	264	63	327	309	73	382
Loans, notes, and mortgages	108	1,010	1,118	221	1,368	1,589
Other assets	61	351	412	147	395	542

Total	$464	$2,165	$2,629	$940	$3,389	$4,329

On-balance sheet liabilities
Long-term borrowings	$10	$-	$10	$83	$-	$83
Other liabilities	180	1	181	44	-	44

Total	$190	$1	$191	$127	$-	$127

Total assets of VIEs	$464	$18,424	$18,888	$940	$20,614	$21,554

(1)	Maximum loss exposure, trading assets and total assets of VIEs have been revised from $2,150 million, $86 million and $6,391 million, respectively (as previously reported), to $3,389 million, $1,326 million and $20,614 million, respectively.

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

Other Asset-backed Financing Arrangements

Merrill Lynch transferred pools of securities to certain independent third parties and provided financing for approximately 75 percent of the purchase price under asset-backed financing arrangements. At September 30, 2011 and December 31, 2010, Merrill Lynch’s maximum loss exposure under these financing arrangements was $5.4 billion and $6.5 billion, respectively, substantially all of which was recorded as loans, notes and mortgages on Merrill Lynch’s Condensed Consolidated Balance Sheet. All principal and interest payments have been received when due in accordance with their contractual terms. These arrangements are not included in the tables above because the purchasers are not VIEs.

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

The table below presents information on Merrill Lynch’s loans outstanding at September 30, 2011 and December 31, 2010.

Age Analysis of Outstanding Loans
(dollars in millions)
	September 30, 2011
					Total Current		Loans
	30-59 Days	60-89 Days	90 Days or more	Total Past	or Less Than	Nonperforming	Measured at	Total
	Past Due	Past Due	Past Due	Due	30 Days Past Due	Loans(1)	Fair Value	Outstanding

Consumer loans
Residential mortgage	$9	$4	$-	$13	$433	$30	$-	$476
Home equity	1	1	-	2	118	3	-	123

Total consumer	10	5	-	15	551	33	-	599

Commercial
Commercial — U.S.	-	-	12	12	4,232	110	-	4,354
Commercial real estate	-	-	-	-	496	120	-	616
Commercial — non-U.S.	-	-	1	1	3,192	56	-	3,249

Total commercial loans	-	-	13	13	7,920	286	-	8,219
Commercial loans measured at fair value	-	-	-	-	-	-	892	892

Total commercial	-	-	13	13	7,920	286	892	9,111

Other(2)	-	-	-	-	10,789	-	1,507	12,296

Total loans	$10	$5	$13	$28	$19,260	$319	$2,399	$22,006

Allowance for loan losses								(90)

Total loans, net								$21,916

Age Analysis of Outstanding Loans
(dollars in millions)
	December 31, 2010
					Total Current		Loans
	30-59 Days	60-89 Days	90 Days or more	Total Past	or Less Than	Nonperforming	Measured at	Total
	Past Due	Past Due	Past Due	Due	30 Days Past Due	Loans(1)	Fair Value	Outstanding

Consumer loans
Residential mortgage	$15	$8	$-	$23	$451	$30	$-	$504
Home equity	1		-	1	126	5	-	132

Total consumer	16	8	-	24	577	35	-	636

Commercial
Commercial — U.S.	1	1	19	21	5,591	210	-	5,822
Commercial real estate	-	-	-	-	1,632	212	-	1,844
Commercial — non-U.S.	-	-	-	-	2,824	161	-	2,985

Total commercial loans	1	1	19	21	10,047	583	-	10,651
Commercial loans measured at fair value	-	-	-	-	-	-	318	318

Total commercial	1	1	19	21	10,047	583	318	10,969

Other(3)	-	-	-	-	11,496	-	2,872	14,368

Total loans	$17	$9	$19	$45	$22,120	$618	$3,190	$25,973

Allowance for loan losses								(170)

Total loans, net								$25,803

(1)	Excludes loans measured at fair value.
(2)	Includes asset-backed loans and loans held-for-sale of $9.3 billion and $3.0 billion, respectively, as of September 30, 2011.
(3)	Includes asset-backed loans and loans held-for-sale of $9.2 billion and $5.2 billion, respectively, as of December 31, 2010.

Merrill Lynch monitors the credit quality of its loans on an ongoing basis. Merrill Lynch’s commercial loans are evaluated using pass rated or reservable criticized as the primary credit quality indicators. The term reservable criticized refers to those commercial loans that are internally classified or listed by Merrill Lynch as special mention, substandard or doubtful, which are asset categories defined by regulatory authorities. These assets have an elevated risk and may have a high probability of default or total loss. Pass rated refers to all loans not considered reservable criticized. The table below presents credit quality indicators on Merrill Lynch’s commercial loan portfolio, excluding loans accounted for under the fair value option, at September 30, 2011 and December 31, 2010.

(dollars in millions)
	September 30, 2011
	Commercial —	Commercial Real	Commercial —
	U.S.	Estate	non-U.S.

Risk Ratings
Pass rated	$4,057	$317	$3,050
Reservable criticized	297	299	199

Total Commercial Credit	$4,354	$616	$3,249

(dollars in millions)
	December 31, 2010
	Commercial —	Commercial Real	Commercial —
	U.S.	Estate	non-U.S.

Risk Ratings
Pass rated	$5,192	$1,582	$2,581
Reservable criticized	630	262	404

Total Commercial Credit	$5,822	$1,844	$2,985

Activity in the allowance for loan losses, which is primarily associated with commercial loans, is presented below:

(dollars in millions)
	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010

Allowance for loan losses, at beginning of period	$170	$33
Provision for loan losses	24	227
Charge-offs	(108)	(73)
Recoveries	3	-

Net charge-offs	(105)	(73)
Other	1	2

Allowance for loan losses, at end of period	$90	$189

Consumer loans, substantially all of which are collateralized, consisted of approximately 23,000 individual loans at September 30, 2011. Commercial loans consisted of approximately 6,000 separate loans.

Merrill Lynch’s outstanding loans include $3.0 billion and $5.2 billion of loans held for sale at September 30, 2011 and December 31, 2010, respectively. Loans held for sale are loans that Merrill Lynch expects to sell prior to maturity. At September 30, 2011, such loans consisted of $0.8 billion of consumer loans, primarily residential mortgages, and $2.2 billion of commercial loans. At December 31, 2010, such loans consisted of $1.7 billion of consumer loans, primarily residential mortgages, and $3.5 billion of commercial loans.

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

In some cases, Merrill Lynch enters into single name and index credit default swaps to mitigate credit exposure related to funded and unfunded commercial loans. The notional value of these swaps totaled $3.7 billion and $2.9 billion at September 30, 2011 and December 31, 2010, respectively.

The following tables provide information regarding Merrill Lynch’s net credit default protection associated with its funded and unfunded commercial loans as of September 30, 2011 and December 31, 2010:

Net Credit Default Protection by Maturity Profile
	September 30,	December 31,
	2011	2010

Less than or equal to one year	14%	23%
Greater than one year and less than or equal to five years	84	67
Greater than five years	2	10

Total net credit default protection	100%	100%

Net Credit Default Protection by Credit Exposure Debt Rating
(dollars in millions)
	September 30, 2011		December 31, 2010
	Net		Net
Ratings(1)	Notional	Percent	Notional	Percent

AA	$(647)	17.5%	$(450)	15.5%
A	(1,727)	46.7	(1,029)	35.3
BBB	(716)	19.4	(655)	22.5
BB	(232)	6.3	(359)	12.3
B	(190)	5.1	(224)	7.7
CCC and below	(187)	5.0	(194)	6.7

Total net credit default protection	$(3,699)	100.0%	$(2,911)	100.0%

(1)	Merrill Lynch considers ratings of BBB- or higher to meet the definition of investment grade.

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

In connection with Merrill Lynch’s acquisition by Bank of America, loans within the scope of Acquired Impaired Loan Accounting had an unpaid principal balance of $5.6 billion ($2.7 billion consumer and $2.9 billion commercial) and a carrying value of $4.2 billion ($2.3 billion consumer and $1.9 billion commercial) as of January 1, 2009. The loans within the scope of Acquired Impaired Loan Accounting, which were primarily commercial real estate loans, had an unpaid principal balance of $0.7 billion and a carrying value of $0.2 billion as of December 31, 2010, and were not material as of September 30, 2011.

Note 11. Goodwill and Intangible Assets

Goodwill

Goodwill is the cost of an acquired company in excess of the fair value of identifiable net assets at the acquisition date. Goodwill is tested annually (or more frequently under certain conditions) for impairment at the reporting unit level in accordance with ASC 350, Intangibles — Goodwill and Other (“Goodwill and Intangible Assets Accounting”). If the fair value of the reporting unit exceeds its carrying value, its goodwill is not deemed to be impaired. If the fair value is less than the carrying value, a further analysis is required to determine the amount of impairment, if any. Based on the annual impairment analysis completed during the third quarter of 2011, Merrill Lynch determined that there was no impairment of goodwill as of the June 30, 2011 test date.

The carrying amount of goodwill was $5.7 billion at September 30, 2011 and December 31, 2010.

Intangible Assets

Intangible assets with definite lives at September 30, 2011 and December 31, 2010 consisted primarily of value assigned to customer relationships. Intangible assets with definite lives are tested for impairment in accordance with ASC 360, Property, Plant and Equipment whenever certain conditions exist which would indicate the carrying amounts of such assets may not be recoverable. Intangible assets with definite lives are amortized over their respective estimated useful lives. Intangible assets with indefinite lives consist of value assigned to the Merrill Lynch brand and are tested for impairment in accordance with Goodwill and Intangible Assets Accounting. Intangible assets with indefinite lives are not amortized. Based on an impairment analysis conducted as of June 30, 2011, the Merrill Lynch brand is not impaired.

The gross carrying amount of intangible assets with definite lives was $3.1 billion at September 30, 2011 and December 31, 2010. Accumulated amortization of intangible assets was $850 million and $618 million at September 30, 2011 and December 31, 2010, respectively. The carrying amount of intangible assets with indefinite lives was $1.5 billion as of September 30, 2011 and December 31, 2010.

Amortization expense for the three and nine months ended September 30, 2011 and September 30, 2010 was $78 million and $232 million, respectively.

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

Beginning late in the third quarter of 2009, in connection with the update or renewal of certain Merrill Lynch international securities offering programs, Bank of America agreed to guarantee debt securities, warrants and/or certificates issued by certain subsidiaries of ML & Co. on a going forward basis. All existing ML & Co. guarantees of securities issued by those same Merrill Lynch subsidiaries under various international securities offering programs will remain in full force and effect as long as those securities are outstanding, and Bank of America has not assumed any of those prior ML & Co. guarantees or otherwise guaranteed such securities. There were approximately $5.2 billion of securities guaranteed by Bank of America at September 30, 2011.

Following the completion of Bank of America’s acquisition of Merrill Lynch, ML & Co. became a subsidiary of Bank of America and established intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these intercompany agreements is a $75 billion one-year revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America at a spread to LIBOR that is reset periodically and is consistent with other intercompany agreements. This credit line was renewed effective January 1, 2011 with a maturity date of January 1, 2012. The credit line will automatically be extended by one year to the succeeding January 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. The agreement does not contain any financial or other covenants. There were no outstanding borrowings against the line of credit at September 30, 2011.

In addition to the $75 billion unsecured line of credit, a $25 billion 364-day revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America was established on February 15, 2011. Interest on the line of credit is based on prevailing short-term market rates. The agreement does not contain any financial or other covenants. The line of credit matures on February 14, 2012. There were no outstanding borrowings against the line of credit at September 30, 2011.

Following the merger of BAS into MLPF&S, Bank of America agreed to guarantee the short-term, senior unsecured obligations issued by MLPF&S under its short-term master note program on a going forward basis. In July 2011, Merrill Lynch decided to reduce short-term unsecured obligations. At September 30, 2011, there were no longer any borrowings outstanding under this program.

Also in connection with the merger of BAS into MLPF&S, MLPF&S either assumed or established the following agreements:

•	MLPF&S assumed an approximately $1.5 billion subordinated loan agreement with Bank of America, which bears interest based on a spread to LIBOR, and has a scheduled maturity date of December 31, 2012. The loan agreement contains a provision that automatically extends the loan’s maturity by one year unless Bank of America provides 13 months written notice not to extend prior to the scheduled maturity date.

•	MLPF&S assumed a $7 billion revolving subordinated line of credit with Bank of America. The subordinated line of credit bears interest based on a spread to LIBOR, and has a scheduled maturity date of October 1, 2013. The revolving subordinated line of credit contains a provision that automatically extends the maturity by one year unless Bank of America provides 13 months written notice not to extend prior to the scheduled maturity date. At September 30, 2011, $1.1 billion was outstanding on the subordinated line of credit.

•	On November 1, 2010, a $4 billion one-year revolving unsecured line of credit that allows MLPF&S to borrow funds from Bank of America was established. Interest on the line of credit is based on prevailing short-term market rates. The credit line will mature on November 1, 2012 and may automatically be extended by one year to the succeeding November 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. At September 30, 2011, there were no borrowings outstanding on the line of credit.

•	On February 22, 2011, a $15 billion 364-day revolving unsecured line of credit that allows MLPF&S to borrow funds from Bank of America was established. Interest on the line of credit is based on prevailing short-term market rates. The line of credit matures on February 21, 2012. At September 30, 2011, approximately $2.4 billion was outstanding on the line of credit.

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

The tables below exclude Merrill Lynch’s intercompany transactions with Bank of America; see Note 2 for further information. Total borrowings at September 30, 2011 and December 31, 2010, which are comprised of short-term borrowings, long-term borrowings and junior subordinated notes (related to trust preferred securities), consisted of the following:

(dollars in millions)
	September 30,	December 31,
	2011	2010

Senior debt	$66,115	$80,130
Senior structured notes	30,726	40,678
Subordinated debt	12,235	11,358
Junior subordinated notes (related to trust preferred securities)	3,594	3,576
Other subsidiary financing	2,014	617
Debt issued by consolidated VIEs	10,931	11,316

Total	$125,615	$147,675

Borrowings and deposits at September 30, 2011 and December 31, 2010, are presented below:

(dollars in millions)
	September 30,	December 31,
	2011	2010

Short-term borrowings
Other unsecured short-term borrowings	$1,790	$10,606
Short-term debt issued by consolidated VIEs(1)	5,314	4,642

Total	$7,104	$15,248

Long-term borrowings(2)
Fixed-rate obligations(3)	$63,263	$64,611
Variable-rate obligations(4)(5)	46,037	57,566
Long-term debt issued by consolidated VIEs(1)	5,617	6,674

Total	$114,917	$128,851

Deposits
Non-U.S.	$12,277	$12,826

(1)	See Note 9 for additional information on debt issued by consolidated VIEs.
(2)	Excludes junior subordinated notes (related to trust preferred securities).
(3)	Fixed-rate obligations are generally swapped to variable rates.
(4)	Variable interest rates are generally based on rates such as LIBOR, the U.S. Treasury Bill Rate, or the Federal Funds Rate.
(5)	Includes structured notes.

See Note 5 for additional information on the fair value of long-term borrowings.

The weighted-average interest rates for borrowings at September 30, 2011 and December 31, 2010 (excluding structured products) were as follows:

	September 30,	December 31,
	2011	2010

Short-term borrowings	0.3%	0.3%
Long-term borrowings	3.9	3.8
Junior subordinated notes (related to trust preferred securities)	6.9	6.9

Merrill Lynch also obtains standby letters of credit from issuing banks to satisfy various counterparty collateral requirements, in lieu of depositing cash or securities collateral. Such standby letters of credit aggregated $2.1 billion and $1.4 billion at September 30, 2011 and December 31, 2010, respectively.

Long-Term Borrowings

At September 30, 2011, long-term borrowings mature as follows:

(dollars in millions)
	Amount	Percentage of Total

Less than 1 year	$29,601	26%
1 – 2 years	14,223	12
2 – 3 years	24,161	21
3 – 4 years	5,288	5
4 – 5 years	3,943	3
Greater than 5 years	37,701	33

Total	$114,917	100%

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

Earnings Per Share

Earnings per share data is not provided for the three and nine months ended September 30, 2011 and September 30, 2010 as Merrill Lynch was a wholly-owned subsidiary of Bank of America during those periods.

Note 14. Commitments, Contingencies and Guarantees

Litigation

The following supplements the disclosure in Note 14 to the Consolidated Financial Statements of Merrill Lynch’s 2010 Annual Report and in Note 14 to the Condensed Consolidated Financial Statements of Merrill Lynch’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011 and June 30, 2011 (collectively, “the prior commitments, contingencies and guarantees disclosures”).

In the ordinary course of business, Merrill Lynch and its subsidiaries are routinely defendants in or parties to many pending and threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. These actions and proceedings are generally based on alleged violations of securities, environmental, employment, contract and other laws. In some of these actions and proceedings, claims for substantial monetary damages are asserted against Merrill Lynch and its subsidiaries.

In the ordinary course of business, Merrill Lynch and its subsidiaries are also subject to regulatory examinations, information gathering requests, inquiries and investigations. Certain subsidiaries of Merrill Lynch are registered broker/dealers or investment advisors and are subject to regulation by the SEC, the Financial Industry Regulatory Authority (“FINRA”), the New York Stock Exchange, the U.K.’s Financial Services Authority (“FSA”) and other domestic, international and state securities regulators. In connection with formal and informal inquiries by those agencies, such subsidiaries receive numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of their regulated activities.

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

In accordance with applicable accounting guidance, Merrill Lynch establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, Merrill Lynch does not establish an accrued liability. As a litigation or regulatory matter develops, Merrill Lynch, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, Merrill Lynch will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. Merrill Lynch continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal or external legal service providers, litigation-related expenses of approximately $390 million and $670 million were recognized for the three and nine months ended September 30, 2011 as compared with approximately $250 million and $430 million for the three and nine months ended September 30, 2010.

For a limited number of the matters disclosed in this Note and in the prior commitments, contingencies and guarantees disclosures, for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, Merrill Lynch is able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, Merrill Lynch reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter, in light of potentially relevant factual and legal developments. These may include information learned through the discovery process, rulings on dispositive motions, settlement discussions, and other rulings by courts, arbitrators or others. In cases in which Merrill Lynch possesses sufficient appropriate information to develop an estimate of loss or range of possible loss, that estimate is aggregated and disclosed below. There may be other disclosed matters for which a loss is probable or reasonably possible but such an estimate may not be possible. For those matters where an estimate is possible, management currently estimates the aggregate range of possible loss is $0 to $1.3 billion in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, this estimated range of possible loss represents what Merrill Lynch believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent Merrill Lynch’s maximum loss exposure. Information is provided below, or in the prior commitments, contingencies and guarantees disclosures, regarding the nature of all of these contingencies and, where specified, the amount of the claim associated with these loss contingencies. Based on current knowledge, management does not believe that loss contingencies arising from pending matters, including the matters described herein or in the prior commitments, contingencies and guarantees disclosures, will have a material adverse effect on the consolidated financial position or liquidity of Merrill Lynch. However, in light of the inherent uncertainties involved in these matters, some of which are beyond Merrill Lynch’s control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to Merrill Lynch’s results of operations or cash flows for any particular reporting period.

In re Initial Public Offering Securities Litigation

On August 25, 2011, the district court, on remand from the U.S. Court of Appeals for the Second Circuit, dismissed the objection by the last remaining putative class member. On September 23, 2011, the objector filed a notice of appeal challenging the district court’s dismissal of the objection to the settlement.

Lehman Brothers Holdings, Inc. Litigation

On September 23, 2011, the majority of the underwriter defendants, including BAS, MLPF&S and approximately 40 others, reached an agreement in principle with the lead plaintiffs to settle the securities class action as to the settling underwriters. The settlement is subject to court approval. MLFP&S’s portion of the settlement is not material to Merrill Lynch’s results of operations or financial condition.

Mortgage-Backed Securities Litigation

Merrill Lynch entities and their affiliates have been named as defendants in several cases relating to their various roles as issuer, originator, seller, depositor, sponsor, underwriter and/or controlling entity in MBS offerings, pursuant to which the MBS investors were entitled to a portion of the cash flow from the underlying pools of mortgages. These cases generally include purported class action suits and actions by individual MBS purchasers. Although the allegations vary by lawsuit, these cases generally allege that the registration statements, prospectuses and prospectus supplements for securities issued by securitization trusts contained material misrepresentations and omissions, in violation of Sections 11, 12 and 15 of the Securities Act of 1933, Sections 10(b) and 20 of the Securities Exchange Act of 1934 and/or state securities laws and other state statutory and common laws.

These cases generally involve allegations of false and misleading statements regarding: (i) the process by which the properties that served as collateral for the mortgage loans underlying the MBS were appraised; (ii) the percentage of equity that mortgage borrowers had in their homes; (iii) the borrowers’ ability to repay their mortgage loans; (iv) the underwriting practices by which those mortgage loans were originated; (v) the ratings given to the different tranches of MBS by rating agencies; and (vi) the validity of each issuing trust’s title to the mortgage loans comprising the pool for the securitization (collectively “MBS Claims”). Plaintiffs in these cases generally seek unspecified compensatory damages, unspecified costs and legal fees and, in some instances, seek rescission. A number of other entities (including the National Credit Union Administration) have threatened legal actions against Merrill Lynch and its affiliates concerning MBS offerings.

AIG Litigation

On August 8, 2011, American International Group, Inc. and certain of its affiliates (collectively, “AIG”) filed a complaint in the Supreme Court of the State of New York, New York County, in a case entitled American International Group, Inc. et al. v. Bank of America Corporation et al. AIG has named, among others, Merrill Lynch and a number of its affiliates, subsidiaries and entities as defendants. AIG’s complaint asserts certain MBS Claims under federal securities and common law pertaining to 349 MBS offerings, 145 of which relate to Merrill Lynch entities, in which AIG alleges that it purchased securities between 2005 and 2007. AIG seeks rescission of its purchases or a rescissory measure of damages or, in the alternative, compensatory damages of not less than $10 billion as to all defendants, including the Merrill Lynch defendants; punitive damages; and other unspecified relief. Defendants removed the case to the U.S. District Court for the Southern District of New York, which has denied AIG’s motion to remand the case to state court.

Cambridge Place Investment Management Litigation

Both Cambridge Place Investment Management matters were remanded to the Massachusetts Superior Court for Suffolk County.

Charles Schwab Litigation

The Charles Schwab matter was remanded to the Superior Court of California for the County of San Francisco. On October 13, 2011, plaintiffs dismissed the federal claims with prejudice.

Federal Home Loan Bank Litigations

Both Federal Home Loan Bank of Chicago matters have been remanded to the Circuit Court of Cook County, Illinois and the Superior Court of California for the County of Los Angeles, respectively.

In the Federal Home Loan Bank of Chicago action pending in California, the plaintiff filed an amended complaint on September 15, 2011 adding Bank of America and MLPF&S as defendants and asserting new claims against BAS and Countrywide entities. The amended complaint includes successor liability claims against Bank of America as successor to Countrywide and against MLPF&S as successor to BAS.

In the Federal Home Loan Bank of San Francisco matters, plaintiffs dismissed the federal claims with prejudice on August 11, 2011. On September 8, 2011, the court denied the defendant’s motions to dismiss the state law claims in these actions.

On August 15, 2011, the court denied defendants’ remaining motions to dismiss in the Federal Home Loan Bank of Seattle actions.

Federal Housing Finance Agency Litigation

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed complaints against Bank of America, BAS, MLPF&S and other related entities, and certain current and former officers and directors of these entities in two separate actions. The actions are entitled, Federal Housing Finance Agency v. Bank of America Corporation, et al., and Federal Housing Finance Agency v. Merrill Lynch & Co., Inc., et al., both filed in the U.S. District Court for the Southern District of New York.

The complaints assert certain MBS Claims relating to MBS issued and/or underwritten by Bank of America, BAS, MLPF&S and other entities between 2005 and 2008 and purchased by either Fannie Mae or Freddie Mac in their investment portfolio. The complaints assert claims under both federal securities laws and state common law. The FHFA seeks among other relief rescission of the consideration Fannie Mae and Freddie Mac paid for the securities or alternatively damages allegedly incurred by Fannie Mae and Freddie Mac. The FHFA also seeks recovery of punitive damages in the Merrill Lynch action.

Merrill Lynch MBS Litigation

On October 20, 2011, the parties reached an agreement in principle to settle the action. The settlement is subject to court approval.

Stichting Pensioenfonds ABP (Merrill Lynch) Litigation

On August 19, 2010, Stichting Pensioenfonds ABP (“ABP”) filed a complaint against Merrill Lynch, Merrill Lynch Mortgage Lending, Inc., Merrill Lynch Mortgage Investors, Inc. (“MLMI”), MLPF&S, First Franklin Financial Corporation (“First Franklin”), and certain current and former directors of MLMI, as well as certain other defendants, in the Supreme Court of New York, New York County, entitled Stichting Pensioenfonds v. Merrill Lynch & Co., Inc., et al. Defendants have removed the case to the U.S. District Court for the Southern District of New York. ABP’s original complaint asserted certain MBS Claims relating to 13 offerings of Merrill Lynch-related MBS. On October 12, 2011, ABP filed an amended complaint regarding the same offerings and adding additional federal securities law and state law claims. ABP seeks unspecified compensatory damages, interest and legal fees, or alternatively rescission.

Region of Puglia, Italy Criminal Investigation

On September 2, 2011, the public prosecutor in Bari, Puglia filed a request with the court in Bari for the criminal proceedings against Merrill Lynch’s employee and the other named individuals, as well as the related claim under Law 231 against Merrill Lynch International and another party, to proceed to a preliminary hearing.

Commitments

At September 30, 2011, Merrill Lynch’s commitments had the following expirations:

(dollars in millions)
		Commitment expiration
		Less than 1	1 - 3	3 - 5	Over 5
	Total	year	years	years	years

Lending commitments	$7,444	$2,505	$2,194	$2,324	$421
Purchasing and other commitments	6,879	4,494	1,088	648	649
Operating leases	3,101	765	1,133	573	630
Commitments to enter into forward dated resale and securities borrowing agreements	84,250	84,250	-	-	-
Commitments to enter into forward dated repurchase and securities lending agreements	52,584	52,584	-	-	-

Total	$154,258	$144,598	$4,415	$3,545	$1,700

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

Purchasing and Other Commitments

Merrill Lynch had commitments to purchase partnership interests, primarily related to private equity and principal investing activities, of $0.4 billion and $0.6 billion at September 30, 2011 and December 31, 2010, respectively. Merrill Lynch also has entered into agreements with providers of market data, communications, systems consulting, and other office-related services. At September 30, 2011 and December 31, 2010, minimum fee commitments over the remaining life of these agreements totaled $1.5 billion and $1.7 billion, respectively. Merrill Lynch entered into commitments to purchase loans of $3.4 billion, which, upon settlement of the commitment, will be included in trading assets, loans held for investment or loans held for sale at September 30, 2011. Such commitments totaled $2.6 billion at December 31, 2010. Other purchasing commitments amounted to $1.6 billion and $0.8 billion at September 30, 2011 and December 31, 2010, respectively.

In the normal course of business, Merrill Lynch enters into commitments for underwriting transactions. Settlement of these transactions as of September 30, 2011 would not have a material effect on the Condensed Consolidated Balance Sheet of Merrill Lynch.

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

Guarantees

Merrill Lynch issues various guarantees to counterparties in connection with certain transactions. Merrill Lynch’s guarantee arrangements and their expiration at September 30, 2011 are summarized as follows (see Note 6 for information related to derivative financial instruments within the scope of Guarantees Accounting):

(dollars in millions)
	Expiration
	Maximum	Less than 1				Carrying
	Payout	year	1 - 3 years	3 - 5 years	Over 5 years	Value

Standby liquidity facilities	$1,154	$619	$515	$3	$17	$-
Residual value guarantees	415	95	320	-	-	1
Standby letters of credit and other guarantees	489	363	82	25	19	-

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

Residual Value Guarantees

At September 30, 2011, residual value guarantees of $415 million consist of amounts associated with certain power plant facilities. Payments under these guarantees would only be required if the fair value of such assets declined below their guaranteed value. As of September 30, 2011, no payments have been made under these guarantees and the carrying value of the associated liabilities was not material, as Merrill Lynch believes that the estimated fair value of such assets was in excess of their guaranteed value.

Standby Letters of Credit and Other Guarantees

Merrill Lynch provides guarantees to certain counterparties in the form of standby letters of credit in the amount of $0.5 billion. Payment risk is evaluated based upon historical payment activity.

Representations and Warranties

In prior years, Merrill Lynch and certain of its subsidiaries, including First Franklin sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations (in a limited number of these securitizations, monolines insured all or some of the securities), or in the form of whole loans. Most of the loans sold in the form of whole loans were subsequently pooled into private-label securitizations sponsored by the third-party buyer of the whole loans. In addition, Merrill Lynch and First Franklin securitized first-lien residential mortgage loans generally in the form of mortgage-backed securities guaranteed by the GSEs. In connection with these transactions, Merrill Lynch made various representations and warranties. These representations and warranties, as governed by the agreements, related to, among other things, the ownership of the loan, the validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, the process used to select the loan for inclusion in a transaction, the loan’s compliance with any applicable loan criteria, including underwriting standards, and the loan’s compliance with applicable federal, state and local laws. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to the GSEs, whole-loan buyers, securitization trusts or monoline insurers (collectively, “repurchases”). In such cases, Merrill Lynch would be exposed to any credit loss on the repurchased mortgage loans after accounting for any mortgage insurance or mortgage guaranty payments that it may receive.

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

Merrill Lynch has contested, and will continue to vigorously contest any request for repurchase when it concludes that a valid basis for repurchase does not exist. Merrill Lynch may reach settlements in the future if opportunities arise on terms it believes to be advantageous to Merrill Lynch.

Bank of America BNY Mellon Settlement

On June 28, 2011, Bank of America and certain of its non-Merrill Lynch subsidiaries entered into a settlement agreement (subject to final court approval and certain other conditions) with The Bank of New York Mellon (“BNY Mellon”), as trustee, to resolve, among other claims, all outstanding and potential claims related to alleged representations and warranties breaches (including repurchase claims) with respect to the 525 legacy first-lien and five second-lien non-GSE residential mortgage-backed securitization trusts containing loans principally originated between 2004 and 2008 and for which BNY Mellon acts as trustee or indenture trustee (the “BNY Mellon Settlement”). As a result of the experience gained by Bank of America and certain of its non-Merrill Lynch affiliates in the BNY Mellon Settlement, Merrill Lynch determined that it had sufficient experience to record a $2.7 billion liability for representations and warranties related to its repurchase exposure on private-label securitizations in the nine months ended September 30, 2011.

Unresolved Claims and Payments

The table below presents unresolved repurchase claims by counterparty at September 30, 2011 and December 31, 2010.

Unresolved Claims by Counterparty
(dollars in millions)
	September 30,	December 31,
	2011	2010

GSEs	$42	$59
Monoline	126	48
Others(1)	457	517

Total	$625	$624

(1)	The majority of these repurchase claims are from whole loan buyers on subprime loans.

The pipeline of unresolved claims where Merrill Lynch believes a valid defect has not been identified which would constitute an actionable breach of representations and warranties was $599 million at September 30, 2011. Through September 30, 2011, approximately 9% of unresolved claims that Merrill Lynch initially denied have subsequently been resolved through repurchase or reimbursement payments and 27% have been resolved through rescission. When a claim has been denied and there has not been communication with the counterparty for six months, Merrill Lynch views these claims as inactive; however, they remain in the unresolved claims balance until resolution.

As presented in the table below, during the three and nine months ended September 30, 2011, Merrill Lynch paid $16 million and $41 million to resolve $26 million and $51 million of repurchase claims through repurchase or indemnification payments to investors, resulting in a loss on the related loans at the time of repurchase or indemnification payment of $11 million and $36 million. During both the three and nine months ended September 30, 2010, Merrill Lynch paid $39 million to resolve $50 million of repurchase claims through indemnification payments to investors for losses they incurred, resulting in a loss on the related loans at the time of repurchase or indemnification payment of $34 million. Cash paid for loan repurchases includes the unpaid principal balance of the loan plus past due interest. The amount of loss for loan repurchases is reduced by the fair value of the underlying loan collateral.

(dollars in millions)
	2011		2010
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30	September 30	September 30	September 30

Claims resolved	$26	$51	$50	$50

Repurchase payments	6	6	8	8
Indemnification payments	10	35	31	31

Total payments	$16	$41	$39	$39

The repurchase of loans and indemnification payments related to repurchase claims generally resulted from material breaches of representations and warranties related to the loans’ material compliance with the applicable underwriting standards, including borrower misrepresentation, credit exceptions without sufficient compensating factors and non-compliance with underwriting procedures, although the actual representations and warranties made in a sales transaction and the resulting repurchase and indemnification activity can vary by transaction or investor. A direct relationship between the type of defect that causes the breach of representations and warranties and the severity of the realized loss has not been observed.

Liability for Representations and Warranties

The liability for representations and warranties is included in Interest and other payables on the Condensed Consolidated Balance Sheets, and the related provision is included in Non-interest expenses on the Condensed Consolidated Statements of Earnings (Loss). The table below presents a rollforward of the liability for representations and warranties and includes the provisions for non-GSE representation and warranties exposure recorded in the three and nine months ended September 30, 2011.

(dollars in millions)
	Three Months Ended
	September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Balance, beginning of period	$2,847	$197	$213	$378
Charge-offs	(17)	(45)	(102)	(47)
Provision	17	34	2,736	(145)

Balance, end of period	$2,847	$186	$2,847	$186

The liability for representations and warranties is established when those obligations are both probable and reasonably estimable. As noted above, in the nine months ended September 30, 2011, Merrill Lynch recorded a provision for representations and warranties related to its repurchase exposure on private-label securitizations of $2.7 billion. The representations and warranties provision may vary significantly each period as the methodology used to estimate the expense continues to be refined based on the level and type of repurchase requests presented, defects identified, the latest experience gained on repurchase requests and other relevant facts and circumstances.

Estimated Range of Possible Loss

Non-GSE Counterparties

Merrill Lynch believes it is probable that additional claimants may come forward with credible claims that meet the requirements of the terms of the securitizations. Merrill Lynch believes that with the additional $2.7 billion non-GSE representations and warranties provision recorded in the nine months ended September 30, 2011, related to the BNY Mellon Settlement, it has provided for a substantial portion of its non-GSE representations and warranties exposures. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. In addition, Merrill Lynch has not recorded any representations and warranties liability for potential monoline exposures and certain potential whole loan exposures. Merrill Lynch currently estimates that the range of possible loss related to non-GSE representations and warranties exposure as of September 30, 2011 could be up to $0.5 billion over existing accruals. This estimate of the range of possible loss for non-GSE representations and warranties does not represent a probable loss, is based on currently available information, significant judgment, and a number of assumptions, including those set forth below, that are subject to change.

The methodology used to estimate the non-GSE representations and warranties liability and the corresponding range of possible loss considers a variety of factors including Merrill Lynch’s experience related to actual defaults, projected future defaults, historical loss experience, estimated home prices, other economic conditions and the experience of Merrill Lynch’s affiliates. Among the factors that impact the non-GSE representations and warranties liability and the corresponding range of possible loss are: (1) contractual loss causation requirements, (2) the representations and warranties provided, and (3) the requirement to meet certain presentation thresholds. The first factor is based on Merrill Lynch’s belief that a non-GSE contractual liability to repurchase a loan generally arises only if the counterparties prove there is a breach of representations and warranties that materially and adversely affects the interest of the investor or all investors, or the monoline insurer (as applicable), in a securitization trust and, accordingly, Merrill Lynch believes that the repurchase claimants must prove that the alleged representations and warranties breach was the cause of the loss. The second factor is related to the fact that non-GSE securitizations include different types of representations and warranties than those provided to the GSEs. Merrill Lynch believes the non-GSE securitizations’ representations and warranties are less rigorous and actionable than the explicit provisions of comparable agreements with the GSEs without regard to any variations that may have arisen as a result of dealings with the GSEs. The third factor is related to the fact that certain presentation thresholds need to be met in order for any repurchase claim to be asserted under the non-GSE agreements. A securitization trustee may investigate or demand repurchase on its own action, and most agreements contain a threshold, for example 25% of the voting rights per trust, that allows investors to declare a servicing event of default under certain circumstances or to request certain action, such as requesting loan files, that the trustee may choose to accept and follow, exempt from liability, provided the trustee is acting in good faith. If there is an uncured servicing event of default, and the trustee fails to bring suit during a 60-day period, then, under most agreements, investors may file suit. In addition to this, most agreements also allow investors to direct the securitization trustee to investigate loan files or demand the repurchase of loans, if security holders hold a specified percentage, for example, 25%, of the voting rights of each tranche of the outstanding securities. Although Merrill Lynch continues to believe that presentation thresholds are a factor in the determination of probable loss, given the BNY Mellon Settlement, the upper end of the estimated range of possible loss assumes that the presentation threshold can be met for all of the non-GSE securitization transactions.

In addition, in the case of private-label securitizations, the methodology used to estimate the non-GSE representations and warranties liability and the corresponding range of possible loss considers the experience resulting from the BNY Mellon Settlement and assumes that the conditions to the BNY Mellon Settlement are satisfied. Since the non-GSE transactions that were included in the BNY Mellon Settlement differ from those that were not included in the BNY Mellon Settlement, Merrill Lynch adjusted the experience implied in the settlement in order to determine the estimated non-GSE representations and warranties liability and corresponding range of possible loss. The judgmental adjustments made include consideration of the differences in the mix of products in the securitizations, loan originator, likelihood of claims differences, the differences in the number of payments that the borrower has made prior to default, and the sponsor of the securitization.

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

There can be no assurance that final court approval of the BNY Mellon Settlement will be obtained, that all conditions to the BNY Mellon Settlement will be satisfied or, if certain conditions in the BNY Mellon Settlement permitting withdrawal are met, that Bank of America and certain of its non-Merrill Lynch subsidiaries will not determine to withdraw from the settlement. If final court approval is not obtained or if Bank of America and such subsidiaries determine to withdraw from the BNY Mellon Settlement in accordance with its terms, Merrill Lynch’s future representations and warranties losses could be substantially greater than existing accruals and the estimated range of possible losses over existing accruals described above. Under an order entered by the court in connection with the BNY Mellon Settlement, potentially interested persons had the opportunity to give notice of an intent to object to the settlement (including on the basis that more information was needed) until August 30, 2011. Approximately 44 groups or entities appeared prior to the deadline. Certain of these groups or entities filed notices of intent to object, made motions to intervene or both filed motions to intervene and notices to object. These motions have not yet been ruled on by the court. A number of investors opposed to the settlement removed the proceeding to federal court. In addition, the federal court denied BNY Mellon’s motion to remand the proceeding to state court and BNY Mellon, as well as investors that have intervened in support of the BNY Mellon Settlement, have petitioned to appeal the denial of this motion. It is currently not possible to predict how many of the parties who have appeared in the court proceeding will ultimately object to the BNY Mellon Settlement, whether the objections will prevent receipt of final court approval or the ultimate outcome of the court approval process, which can include appeals and could take a substantial period of time. In particular, the conduct of discovery and the resolution of the objections to the settlement and any appeals could take a substantial period of time and these factors, along with the recent removal of the proceeding to federal court, could materially delay the timing of final court approval. Accordingly, it is not possible to predict when the court approval process will be completed.

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

Whole Loan Sales and Private-label Securitizations Experience

The majority of repurchase claims that Merrill Lynch has received are from third-party whole loan investors. In connection with those transactions, Merrill Lynch provided representations and warranties, and the whole loan investors may retain those rights even when the loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. Properly presented repurchase claims for these whole loans are reviewed on a loan-by-loan basis. If, after Merrill Lynch’s review, it does not believe a claim is valid, it will deny the claim and generally indicate a reason for the denial. When the counterparty agrees with Merrill Lynch’s denial of the claim, the counterparty may rescind the claim. When there is disagreement as to the resolution of the claim, meaningful dialogue and negotiation between the parties is generally necessary to reach conclusion on an individual claim. Generally, a whole loan sale claimant is engaged in the repurchase process and Merrill Lynch and the claimant reach resolution, either through loan-by-loan negotiation or at times, through a bulk settlement. Although the timeline for resolution varies, once an actionable breach is identified on a given loan, settlement is generally reached as to that loan within 60 to 90 days. When a claim has been denied and Merrill Lynch does not have communication with the counterparty for six months, Merrill Lynch views these claims as inactive; however, they remain in the outstanding claims balance until resolution.

Merrill Lynch and its affiliates have limited experience with loan-level private-label securitization repurchases as the number of valid repurchase claims received has been limited. In private-label securitizations certain presentation thresholds need to be met in order for any repurchase claim to be asserted by investors. The representations and warranties, as governed by the private-label securitization agreements, generally require that counterparties have the ability to both assert a claim and actually prove that a loan has an actionable defect under the applicable contracts. While Merrill Lynch believes the agreements for private-label securitizations generally contain less rigorous representations and warranties and place higher burdens on investors seeking repurchases than the express provisions of comparable agreements with the GSEs without regard to any variations that may have arisen as a result of the dealings with the GSEs, the agreements generally include a representation that underwriting practices were prudent and customary.

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

Defined Benefit Pension Plans

In 1988, Merrill Lynch purchased a group annuity contract that guarantees the payment of benefits vested under the terminated U.S. pension plan. Merrill Lynch, under a supplemental agreement, may be responsible for, or benefit from, actual experience and investment performance of the annuity assets. Merrill Lynch made no contribution under this agreement for the three and nine months ended September 30, 2011 and 2010. Additional contributions may be required in the future under this agreement.

The net periodic benefit cost of Merrill Lynch’s plans for the three and nine months ended September 30, 2011 and 2010 included the following components:

(dollars in millions)
	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
		Non-U.S.			Non-U.S.
	U.S. Defined	Defined		U.S. Defined	Defined
	Benefit	Benefit		Benefit	Benefit
	Pension	Pension	Postretirement	Pension	Pension	Postretirement
	Plans	Plans	Plans(1)	Plans	Plans	Plans(1)

Service cost	$-	$11	$1	$-	$31	$3
Interest cost	24	23	4	72	63	11
Expected return on plan assets	(35)	(28)	-	(106)	(78)	-
Amortization of prior service cost	-	-	1	-	-	3
Amortization of net actuarial losses	1	-	1	4	-	3

Net periodic benefit cost	$(10)	$6	$7	$(30)	$16	$20

(1)	Approximately 95% of the postretirement benefit obligation at September 30, 2011 relates to the U.S. postretirement plan.

(dollars in millions)
	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
		Non-U.S.			Non-U.S.
	U.S. Defined	Defined		U.S. Defined	Defined
	Benefit	Benefit		Benefit	Benefit
	Pension	Pension	Postretirement	Pension	Pension	Postretirement
	Plans	Plans	Plans(1)	Plans	Plans	Plans(1)

Service cost	$-	$7	$1	$-	$21	$3
Interest cost	26	20	4	79	60	12
Expected return on plan assets	(34)	(22)	-	(103)	(66)	-
Amortization of prior service cost	-	-	2	-	-	5
Amortization of net actuarial losses	1	-	1	2	-	3

Net periodic benefit cost	$(7)	$5	$8	$(22)	$15	$23

(1)	Approximately 96% of the postretirement benefit obligation at September 30, 2010 relates to the U.S. postretirement plan.

For the full year 2011, Merrill Lynch expects to contribute approximately $1 million to its nonqualified pension plans, $84 million to its non-U.S. pension plans, and $22 million to its postretirement health and life plans. Through the third quarter of 2011, Merrill Lynch has contributed $77 million to the non-U.S. pension plans and $17 million to its postretirement health and life plans.

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

Securities Regulation

As a registered broker-dealer and futures commission merchant, MLPF&S is subject to the uniform net capital requirements of SEC Rule 15c3-1, and the Commodity Futures Trading Commission’s (“CFTC”) Regulation 1.17. MLPF&S has elected to compute the minimum capital requirement in accordance with the “Alternative Net Capital Requirement” as permitted by SEC Rule 15c3-1. At September 30, 2011, MLPF&S’s regulatory net capital as defined by Rule 15c3-1 was $10.8 billion and exceeded the minimum requirement of $864 million by $9.9 billion.

In accordance with the Alternative Net Capital Requirement, MLPF&S is required to maintain tentative net capital in excess of $1 billion, net capital in excess of $500 million, and notify the SEC in the event its tentative net capital is less than $5 billion. As of September 30, 2011, MLPF&S had tentative net capital and net capital in excess of the minimum and notification requirements.

Merrill Lynch International (“MLI”), a U.K. regulated investment firm, is subject to capital requirements of the U.K.’s FSA. Financial resources, as defined, must exceed the total financial resources requirement set by the FSA. At September 30, 2011, MLI’s financial resources were $19.8 billion, exceeding the minimum requirement by $3.2 billion.

Merrill Lynch Japan Securities Co., Ltd. (“MLJS”), a Japan-based regulated broker-dealer, is subject to capital requirements of the Japanese Financial Services Agency (“JFSA”). Net capital, as defined, must exceed 120% of the total risk equivalents requirement of the JFSA. At September 30, 2011, MLJS’s net capital was $1.7 billion, exceeding the minimum requirement by $0.9 billion.

Banking Regulation

Merrill Lynch International Bank Limited (“MLIB”), an Ireland-based regulated bank, is subject to the capital requirements of the Central Bank of Ireland. MLIB is required to meet minimum regulatory capital requirements under the European Union (“EU”) banking law as implemented in Ireland by the Central Bank of Ireland. At September 30, 2011, MLIB’s financial resources were $14.1 billion, exceeding the minimum requirement by $4.2 billion.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report on Form 10-Q, the documents that it incorporates by reference and the documents into which it may be incorporated by reference may contain, and from time to time Merrill Lynch & Co., Inc. (“ML & Co. and, together with its subsidiaries, “Merrill Lynch,” the “Company,” the “Corporation,” “we,” “our” or “us”) and its management may make certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, “we,” “us” and “our” may refer to ML & Co. individually, ML & Co. and its subsidiaries, or certain of ML & Co.’s subsidiaries or affiliates. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “expects,” “anticipates,” “believes,” “estimates,” “targets,” “intends,” “plans,” “goal” and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.” The forward-looking statements made represent the current expectations, plans or forecasts of Merrill Lynch regarding its future results and revenues and future business and economic conditions more generally, including statements concerning: the planned schedule and details for implementation and completion of, and the expected impact from, Phase 1 and Phase 2 of Project New BAC; the potential impact of the European Union (“EU”) financial relief plan; Merrill Lynch’s belief that with the $2.7 billion representations and warranties provision recorded in the nine months ended September 30, 2011 for non-government-sponsored enterprises (“GSEs”) representations and warranties exposures, it will provide for a substantial portion of these non-GSE representations and warranties exposures; representations and warranties liabilities (also commonly referred to as reserves) and estimated range of possible loss, expenses and repurchase claims and resolution of those claims and any related securities, fraud indemnity or other claims; Merrill Lynch’s intention to vigorously contest any requests for repurchase for which it concludes that a valid basis does not exist; the impact on economic conditions and Merrill Lynch arising from any changes to the credit rating or perceived creditworthiness of instruments issued, insured or guaranteed by the U.S. Government, or of institutions, agencies or instrumentalities directly linked to the U.S. Government; charges to income tax expense resulting from reductions in the United Kingdom (“U.K.”) corporate income tax rate; the estimated annual cost of the U.K. bank levy; credit trends and conditions, including credit losses, credit reserves, charge-offs, delinquency trends and nonperforming asset levels; sales and trading revenues; the higher level of intercompany service fees from Bank of America in 2011; liquidity; the revenue impact resulting from, and any mitigation actions taken in response to, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”), including the impact of the Volcker Rule, the risk retention rules and derivatives regulations; that it is our objective to maintain high-quality credit ratings; Merrill Lynch’s ability to substitute or make changes to certain over-the-counter (“OTC”) derivative contracts; the estimated range of possible loss, and the impact on Merrill Lynch, of various legal proceedings discussed in Note 14 to the Condensed Consolidated Financial Statements; and other matters relating to Merrill Lynch. The foregoing is not an exclusive list of all forward-looking statements we make. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond control. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, in Item 1A. “Risk Factors” in our 2010 Annual Report, and in any of ML & Co.’s subsequent Securities and Exchange Commission (“SEC”) filings: Merrill Lynch’s ability to implement, manage and realize the anticipated benefits, revenue increases and cost savings from Project New BAC; the accuracy and variability of estimates and assumptions in determining the estimated liability and/or estimated range of possible loss for representations and warranties exposures to the GSEs, monolines and private-label and other investors; the adequacy of the liability and/or range of possible loss estimates for the representations and warranties exposures to the GSEs, monolines, and private-label securitization and other investors; the ability to resolve any representations and warranties obligations and any related securities, fraud indemnity or other claims with monolines, and private-label investors and other investors, including those monolines and investors from whom we have not yet received claims or with whom we have not yet reached any resolutions; the satisfaction of the conditions to the BNY Mellon Settlement; the risk of a subsequent credit rating downgrade of the U.S. Government; negative economic conditions generally, including continued weakness in the U.S. housing market, high unemployment in the U.S., as well as economic challenges in many non-U.S. countries in which we operate; the level and volatility of the capital markets, interest rates, currency values and other market indices; changes in consumer, investor and counterparty confidence in, and the related impact on, financial markets and institutions, including Merrill Lynch as well as its business partners; Merrill Lynch’s credit ratings, including the risk that Merrill Lynch or its securities will be the subject of additional or further credit rating downgrades in addition to the downgrade by Moody’s Investors Service, Inc. (“Moody’s”) in the third quarter of 2011; Merrill Lynch’s ability to substitute or make changes to certain OTC derivative contracts, including as a result of certain limitations such as counterparty willingness, regulatory limitations or naming Bank of America, N.A. as the new counterparty and the type or amount of collateral required; the impact resulting from international and domestic sovereign credit uncertainties including the effectiveness of the EU financial relief plan; estimates of the fair value of certain of our assets and liabilities; legislative and regulatory actions in the U.S. (including the impact of the Financial Reform Act and related regulations and interpretations) and internationally; the identification and effectiveness of any initiatives to mitigate the negative impact of the Financial Reform Act; the impact of litigation and regulatory investigations, including costs, expenses, settlements and judgments as well as any collateral effects on Merrill Lynch’s ability to do business and access the capital markets; various monetary, tax and fiscal policies and regulations of the U.S. and non-U.S. governments; changes in accounting standards, rules and interpretations, inaccurate estimates or assumptions in the application of accounting policies, including in determining reserves, applicable guidance regarding goodwill accounting and the impact on Merrill Lynch’s financial statements; increased globalization of the financial services industry and competition with other U.S. and international financial institutions; the adequacy of Merrill Lynch’s risk management framework; Merrill Lynch’s ability to attract new employees and retain and motivate existing employees; technology changes instituted by Merrill Lynch, its counterparties or competitors; Merrill Lynch’s ability to integrate with Bank of America; Merrill Lynch’s reputation, including the effects of continuing intense public and regulatory scrutiny of Merrill Lynch and the financial services industry; the effects of any unauthorized disclosures of our or our customers’ private or confidential information and any negative publicity directed toward Merrill Lynch; and decisions to downsize, sell or close units or otherwise change the business mix of Merrill Lynch.

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

Business Segments

Pursuant to ASC 280, Segment Reporting, operating segments represent components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. The business activities of Merrill Lynch are included within certain of the operating segments of Bank of America. Detailed financial information related to the operations of Merrill Lynch, however, is not provided to Merrill Lynch’s chief operating decision maker. As a result, Merrill Lynch does not contain any identifiable operating segments under Segment Reporting, and therefore the financial information of Merrill Lynch is presented as a single segment.

Form 10-Q Presentation

As a result of the acquisition of Merrill Lynch by Bank of America, certain information is not required in this Form 10-Q as permitted by general Instruction H of Form 10-Q. We have also abbreviated

Management’s Discussion and Analysis of Financial Condition and Results of Operations as permitted by general Instruction H.

Executive Overview

Company Results

We reported net earnings of $133 million and a net loss of $903 million for three and nine months ended September 30, 2011 as compared with a net loss of $380 million and net earnings of $2.5 billion for the three and nine months ended September 30, 2010. Revenues, net of interest expense (“net revenues”) for the three and nine months ended September 30, 2011 were $5.9 billion and $20.6 billion compared with $5.7 billion and $21.8 billion for the three and nine months ended September 30, 2010, respectively. Our pre-tax loss was $390 million and $2.2 billion for the three and nine months ended September 30, 2011 compared with a pre-tax loss of $266 million and pre-tax earnings of $3.8 billion for the three and nine months ended September 30, 2010, respectively.

Our results for the three months ended September 30, 2011 included an increase in revenues associated with the valuation of certain of our long-term debt liabilities as compared with the prior year period. During the quarter ended September 30, 2011, we recorded net gains of $2.9 billion due to the impact of the widening of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities, primarily structured notes, while in the quarter ended September 30, 2010, we recorded net losses of $0.3 billion due to the narrowing of our credit spreads. The results for the quarter ended September 30, 2011 also benefited from a more favorable effective income tax rate as compared with the prior year. Such results were partially offset by lower principal transactions revenues associated with our trading activities, lower investment banking revenue due to a decline in underwriting fees, lower other revenues due to a loss from the sale of a private equity investment, and higher non-interest expenses, including higher compensation and benefits and other expense.

Our results for the nine months ended September 30, 2011 included net gains of $2.7 billion due to the impact of the widening of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities, while in the nine months ended September 30, 2010 we recorded net gains of $1.1 billion due to the widening of our credit spreads. Our results for the nine months ended September 30, 2011 were adversely affected by a $2.7 billion provision for representations and warranties related to our repurchase exposure on private-label securitizations. On June 28, 2011, Bank of America and certain of its non-Merrill Lynch subsidiaries entered into a settlement agreement (that is subject to final court approval and certain other conditions) to resolve, among other claims, all outstanding and potential claims related to alleged representations and warranties breaches (including repurchase claims) with respect to a number of non-GSE residential mortgage-backed securitization trusts. As a result of the experience gained by Bank of America and certain of its non-Merrill Lynch affiliates from this settlement agreement, Merrill Lynch determined that it had sufficient experience to record the $2.7 billion liability for representations and warranties related to its repurchase exposure on private-label securitizations during the quarter ended June 30, 2011. See “Off-Balance Sheet Exposures — Representations and Warranties” for further information. Lower principal transaction revenues associated with our trading activities and higher non-interest expenses also contributed to the decline in net earnings for the nine months ended September 30, 2011.

Our net earnings (loss) applicable to our common shareholder was $133 million and $(903) million for the three and nine months ended September 30, 2011, respectively, as compared with net (losses) earnings of $(418) million and $2.4 billion for the three and nine month periods of 2010, respectively. As a result of the conversion of ML & Co.’s Series 2 and Series 3 Mandatory Convertible Preferred Stock into shares of Bank of America common stock in October 2010, there were no preferred stock dividends recorded during the three and nine months ended September 30, 2011. Preferred stock dividends of $38 million and $114 million were recorded in the three and nine months ended September 30, 2010.

Transactions with Bank of America

Merrill Lynch has entered into various transactions with Bank of America, primarily in connection with certain sales and trading and financing activities. Total net revenues and non-interest expenses related to transactions with Bank of America for the three months ended September 30, 2011 were $288 million and $537 million, respectively. Such revenues and expenses for the nine months ended September 30, 2011 were $822 million and $1,766 million, respectively. Total net revenues and non-interest expenses related to transactions with Bank of America for the three months ended September 30, 2010 were net losses of $111 million and expenses of $365 million, respectively. Such revenues and expenses for the nine months ended September 30, 2010 were net losses of $100 million and expenses of $816 million, respectively. Non-interest expenses for the three and nine months ended September 30, 2011 reflect increased intercompany service fees resulting from the integration of Bank of America’s and Merrill Lynch’s methodologies for allocating expenses associated with shared services to their subsidiaries. The results for the nine months ended September 30, 2011 and September 30, 2010 included gains of $5 million and $282 million, respectively, from the sale of approximately $3.7 billion and $11.2 billion, respectively, of available-for-sale securities to Bank of America. These transfers were made to enable Bank of America or its non-Merrill Lynch subsidiaries to more efficiently manage the existing portfolio of similar available-for-sale securities. See Note 2 to the Condensed Consolidated Financial Statements for further information.

Merger with BASH

See “Introduction — Merger With BASH” for further information on this transaction.

Credit Ratings Actions

On September 21, 2011, Moody’s downgraded Bank of America’s and ML & Co.’s long-term senior unsecured debt ratings to Baa1from A2, and short-term debt ratings to Prime-2 from Prime-1. These long-term credit ratings now incorporate two notches of uplift due to systemic support, down from four notches previously. The outlook on the long-term senior unsecured ratings of Bank of America and ML & Co. remained negative. These actions concluded a review for downgrade announced on June 2, 2011.

In addition, the other two major credit ratings agencies, Standard & Poor’s Financial Services LLC (“S&P”) and Fitch, Inc. (“Fitch”) have indicated they will reevaluate, and could reduce the uplift they include in Bank of America’s (and consequently, our) ratings for government support, for reasons arising from financial services regulatory reform proposals or legislation. There can be no assurance that S&P and Fitch will refrain from downgrading Bank of America’s (and consequently, our) credit ratings. While certain potential impacts of a downgrade are contractual and quantifiable, the full scope of consequences of a credit ratings downgrade is inherently uncertain, as it depends upon numerous dynamic, complex and inter-related factors and assumptions, including whether any downgrade of our long-term credit ratings precipitates downgrades to our short-term credit ratings, and assumptions about the behavior of various customers, investors and counterparties, whose responses to a downgrade cannot be determined in advance. Under the terms of certain OTC derivative contracts and other trading agreements, certain counterparties to those agreements have required us to provide additional collateral or to terminate these contracts or agreements or provide other remedies.

For information regarding the risks associated with adverse changes in our credit ratings, see “Executive Overview — Transactions with Affiliates”, “Funding and Liquidity — Credit Ratings”, Note 6 to the Condensed Consolidated Financial Statements, Item 1A. Risk Factors of Merrill Lynch’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 as well as Item 1A. Risk Factors of Merrill Lynch’s 2010 Annual Report on Form 10-K.

Project New BAC

Project New BAC is a two-phase, enterprise-wide initiative to streamline workflows and processes, align businesses and expenses more closely with Bank of America’s overall strategic plan and operating principles, and increase revenues. Phase 1 evaluations focused on Bank of America’s consumer businesses, related support and technology and operations functions. Phase 2 evaluations will focus on businesses and related support and technology and operations functions not subject to evaluation under Phase 1.

Phase 1 evaluations were completed during September 2011 and resulted in Bank of America’s recently-announced management reorganization and clarification of initiatives to align Bank of America’s businesses with specific customer groups. Implementation of Phase 1 recommendations began during the fourth quarter of 2011. Phase 2 evaluations began in October 2011 and are expected to continue through April 2012. Reductions in the areas subject to evaluation for Phase 2 have not yet been fully identified, however, they are expected to be lower than Phase 1. All aspects of New BAC are expected to be implemented by the end of 2014.

When reductions in employment levels associated with the implementation of New BAC are probable of occurring and the amounts can be reasonably estimated, the associated severance costs will be recognized. There were no material expenses related to New BAC recorded in the three and nine months ended September 30, 2011.

European Union Sovereign Risks

In 2010, a financial crisis emerged in Europe, triggered by high sovereign budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these EU countries to continue to service their sovereign debt obligations. These conditions impacted financial markets and resulted in credit ratings downgrades for, and high and volatile bond yields on the sovereign debt of many EU countries. Certain European countries continue to experience varying degrees of financial stress and yields on government-issued bonds in Greece, Ireland, Italy, Portugal and Spain have risen and remain volatile. Despite assistance packages to certain of these countries, the creation of a joint EU-International Monetary Fund European Financial Stability Facility in May 2010 and additional expanded financial assistance to Greece, uncertainty over the outcome of the EU governments’ financial support programs and worries about sovereign finances persisted. Market concerns over the direct and indirect exposure of certain European banks and insurers to these EU countries resulted in a widening of credit spreads and increased costs of funding for these financial institutions. On October 27, 2011, representatives of 17 EU countries announced a financial relief plan that involves a write off of certain sovereign debt by European banks, requirements regarding European bank capital ratios and increases in available rescue funds. Although financial markets initially responded favorably to the announcement of this plan, details remain to be negotiated, and implementation is subject to certain contingencies and risks.

U.K. Corporate Income Tax Rate Change

On July 19, 2011, the U.K. 2011 Finance Bill was enacted, which reduced the corporate income tax rate. As a result of the reduction, we recorded a charge of $774 million due to the remeasurement of our U.K. net deferred tax assets. For additional information, see “Results of Operations — Quarter Ended September 30, 2011 Compared With Quarter Ended September 30, 2010.”

U.K. Bank Levy

The U.K. government bank levy legislation was enacted on July 19, 2011. The rate on banks operating in the U.K. has been set at 7.5 basis points (“bps”) for short-term liabilities and 3.75 bps for long-term liabilities for 2011 and will increase to 7.8 bps for short-term liabilities and 3.9 bps for long-term liabilities beginning in 2012. Based on current estimates, the cost of the bank levy is expected to be approximately $70 million for 2011, of which $50 million was accrued as of September 30, 2011, and is non-deductible for U.K. tax purposes.

Financial Reform Act

The Financial Reform Act, which was signed into law on July 21, 2010, enacts sweeping financial regulatory reform and has altered and will continue to alter the way in which we conduct certain businesses, increase our costs and reduce our revenues. Many aspects of the Financial Reform Act remain subject to final rulemaking and will take effect over several years, making it difficult to anticipate the precise impact on Merrill Lynch, our customers or the financial services industry.

Background

Provisions in the Financial Reform Act limit banking organizations from engaging in proprietary trading and certain investment activity regarding hedge funds and private equity funds as discussed below. The Financial Reform Act increases regulation of the derivative markets. The Financial Reform Act also provides for resolution authority to establish a process to unwind large systemically important financial companies; creates a new regulatory body to set requirements regarding the terms and conditions of consumer financial products and expands the role of state regulators in enforcing consumer protection requirements over banks; includes new minimum leverage and risk-based capital requirements for large financial institutions; and requires securitizers to retain a portion of the risk that would otherwise be transferred to investors in certain securitization transactions. Many of these provisions have begun to be phased-in or will be phased-in over the next several months or years and will be subject both to further rulemaking and the discretion of applicable regulatory bodies. The Financial Reform Act may have a significant and negative impact on our earnings through reduced revenues, higher costs and new restrictions, as well as a reduction in available capital. The ultimate impact of the Financial Reform Act on our businesses and results of operations will depend on regulatory interpretation and rulemaking, as well as the success of any of our actions to mitigate the negative earnings impact of certain provisions.

Limitations on Certain Activities

On October 11, 2011, the Federal Reserve, the Office of the Comptroller of the Currency (the “OCC”), the Federal Deposit Insurance Corporation (the “FDIC”) and the SEC released for comment proposed regulations implementing limitations on proprietary trading as well as the sponsorship of or investment in hedge funds (the “Volcker Rule”) established by the Financial Reform Act. The proposed regulations include clarifications to the definition of proprietary trading and distinctions between permitted and prohibited activities. The comment period ends on January 13, 2012 and sometime thereafter final regulations will be promulgated. However, in light of the complexity of the proposed regulations and the likelihood that a substantial number of comments will be submitted (the proposal requests comments on over 1,300 questions on 400 different topics), it is not possible to predict the content of the final regulations. In addition, the Commodities Futures and Trading Commission has not yet issued its proposed regulations under the Volcker Rule.

The statutory provisions of the Volcker Rule will become effective on July 21, 2012, whether or not the final regulations are adopted, and it gives certain financial institutions two years from the effective date, with opportunities for additional extensions, to bring activities and investments into compliance. Although we completely exited our proprietary trading business as of June 30, 2011 in anticipation of the Volcker Rule, the ultimate impact of the Volcker Rule on us remains uncertain. However, it is possible that the implementation of the Volcker Rule could limit or restrict our remaining trading activities. Implementation of the Volcker Rule could also limit or restrict our ability to sponsor and hold ownership interests in hedge funds, private equity funds and other subsidiary operations. Additionally, implementation of the Volcker Rule could increase our operational and compliance costs and reduce our trading revenues and adversely affect our results of operations. For additional information about our proprietary trading business, see “Results of Operations — Quarter Ended September 30, 2011 Compared With Quarter Ended September 30, 2010.”

Transactions with Affiliates

The terms of certain OTC derivative contracts and other trading agreements of Merrill Lynch provide that upon the occurrence of certain specified events, such as a change in our credit ratings, we may be required to provide additional collateral or to provide other remedies, or our counterparties may have the right to terminate or otherwise diminish our rights under these contracts or agreements. Following the recent downgrade of our credit ratings, we have engaged in discussions with certain derivative and other counterparties regarding their rights under these agreements. In response to counterparties’ inquiries and requests, we have discussed and in some cases substituted derivative contracts and other trading agreements, including naming Bank of America, N.A. as the new counterparty. Our ability to substitute or make changes to these agreements to meet counterparties’ requests may be subject to certain limitations, including counterparty willingness, regulatory limitations on naming Bank of America, N.A. as the new counterparty, and the type or amount of collateral required. It is possible that such limitations on our ability to substitute or make changes to these agreements, including naming Bank of America, N.A. as the new counterparty, could adversely affect our results of operations.

Results of Operations

(dollars in millions)
					% Change between the	% Change between the
					Three Months Ended	Nine Months Ended
	Three Months	Nine Months	Three Months	Nine Months	Sept. 30, 2011 and	Sept. 30, 2011 and
	Ended	Ended	Ended	Ended	the Three Months	the Nine Months
	September 30,	September 30,	September 30,	September 30,	Ended Sept. 30,	Ended Sept. 30,
	2011	2011	2010	2010	2010	2010

Revenues
Principal transactions	$2,781	$6,125	$1,243	$7,381	124%	(17)%
Commissions	1,441	4,478	1,351	4,317	7	4
Managed account and other fee-based revenues	1,354	3,976	1,114	3,328	22	19
Investment banking	1,016	4,162	1,326	3,800	(23)	10
Earnings from equity method investments	70	328	281	658	(75)	(50)
Other revenues(1)	(904)	2,288	436	2,593	N/M	(12)

Subtotal	5,758	21,357	5,751	22,077	-	(3)
Interest and dividend revenues	2,314	6,220	2,245	6,985	3	(11)
Less interest expense	2,202	6,945	2,260	7,235	(3)	(4)

Net interest income (expense)	112	(725)	(15)	(250)	N/M	190

Revenues, net of interest expense	5,870	20,632	5,736	21,827	2	(5)

Non-interest expenses:
Compensation and benefits	3,638	12,146	3,507	11,593	4	5
Communications and technology	432	1,338	493	1,465	(12)	(9)
Occupancy and related depreciation	385	1,056	351	1,053	10	0
Brokerage, clearing, and exchange fees	279	882	227	781	23	13
Advertising and market development	122	358	114	313	7	14
Professional fees	266	718	265	660	-	9
Office supplies and postage	31	95	38	118	(18)	(19)
Provision for representations and warranties	17	2,736	34	(145)	(50)	N/M
Other	1,090	3,535	973	2,177	12	62

Total non-interest expenses	6,260	22,864	6,002	18,015	4	27

Pre-tax (loss) earnings	(390)	(2,232)	(266)	3,812	47	N/M
Income tax (benefit) expense	(523)	(1,329)	114	1,286	N/M	N/M

Net earnings (loss)	$133	$(903)	$(380)	$2,526	N/M	N/M

Preferred stock dividends	-	-	38	114	N/M	N/M

Net earnings (loss) applicable to common stockholder	$133	$(903)	$(418)	$2,412	N/M	N/M

(1)	2011 and 2010 amounts include other income and other-than-temporary impairment losses on available-for-sale debt securities. The other-than-temporary impairment losses were $5 million and $49 million for the three and nine months ended September 30, 2011, respectively, and were $42 million and $165 million for the three and nine months ended September 30, 2010, respectively.
N/M = Not meaningful.

Quarterly Consolidated Results of Operations

Our net earnings for the quarter ended September 30, 2011 were $133 million compared with a net loss of $380 million for the quarter ended September 30, 2010. Net revenues for the third quarter of 2011 were $5.9 billion compared with $5.7 billion in the prior year period.

Quarter Ended September 30, 2011 Compared With Quarter Ended September 30, 2010

Principal transactions revenues include both realized and unrealized gains and losses on trading assets and trading liabilities and investment securities classified as trading. Principal transactions revenues were $2.8 billion for the quarter ended September 30, 2011 compared with $1.2 billion for the quarter ended September 30, 2010. The increase primarily reflected an increase in revenues associated with the valuation of certain of our liabilities. In the quarter ended September 30, 2011, we recorded net gains of $2.9 billion due to the impact of the widening of Merrill Lynch’s credit spreads on the carrying value of certain of our long-term debt liabilities, primarily structured notes, as compared with net losses of $0.3 billion from such long-term debt liabilities recorded in the quarter ended September 30, 2010 due to the narrowing of our credit spreads. In addition, we recorded an increase in revenues as compared with the prior year period of $0.8 billion due to valuation adjustments associated with the consideration of our own creditworthiness in the fair value of certain derivative liabilities, as our credit spreads widened throughout the quarter ended September 30, 2011. These increases were partially offset by lower trading revenues as compared with the prior year period, primarily in our credit, equity and mortgage products businesses. Trading revenue may continue to be adversely affected by lower client activity and adverse market conditions as a result of, among other things, the European sovereign debt crisis, uncertainty regarding the outcome of the evolving domestic regulatory landscape, our credit ratings and market volatility. Revenues from credit products decreased due to adverse market conditions that existed throughout the quarter ended September 30, 2011, including significant levels of volatility in the credit markets and decreased client activity as a result of the European sovereign debt crisis. Revenues from equity products decreased primarily driven by lower revenues within the equity derivatives trading business. Revenues from mortgage products decreased primarily due to a less favorable trading environment as compared with the prior year, including widening credit spreads. In addition, revenues from proprietary trading activities declined and reflected the wind-down of that business.

Included in principal transactions revenues are net revenues associated with activities we have identified as “proprietary trading,” which is conducted separately from our customer trading activities. Our proprietary trading operations have engaged in trading activities in a variety of products, including stocks, bonds, currencies and commodities. In response to developments relating to the Volcker Rule discussed above, we have exited our proprietary trading business as of June 30, 2011. The revenues from these operations for the quarter ended September 30, 2010 were $322 million, of which $277 million were included within principal transactions revenues. The remainder of the revenues for these operations were primarily recorded within net interest revenues. See also “Executive Overview — Financial Reform Act — Limitations on Certain Activities.”

Net interest income (expense) is a function of (i) the level and mix of total assets and liabilities, including trading assets, deposits, financing and lending transactions, and trading strategies associated with our businesses, and (ii) the prevailing level, term structure and volatility of interest rates. Net interest income (expense) is an integral component of trading activity. In assessing the profitability of our client facilitation and trading activities, we view principal transactions and net interest income (expense) in the aggregate as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause the mix of principal transactions and net interest income (expense) to fluctuate from period to period. Net interest income was $112 million for the quarter ended September 30, 2011 as compared with net interest expense of $15 million in the quarter ended September 30, 2010. The increase was primarily due to lower financing costs, partially offset by lower net interest revenues generated from our trading activities.

Commissions revenues primarily arise from agency transactions in listed and OTC equity securities and commodities and options. Commissions revenues also include distribution fees for promoting and distributing mutual funds. Commissions revenues were $1.4 billion for the quarter ended September 30, 2011, an increase of 7% from the prior year period. The majority of the increase was attributable to our global equity products business, primarily reflecting higher single-stock trading volumes in the U.S., which increased 18% from the prior year period.

Managed account and other fee-based revenues primarily consist of asset-priced portfolio service fees earned from the administration of separately managed and other investment accounts for retail investors, annual account fees, and certain other account-related fees. Managed account and other fee-based revenues were $1.4 billion for the quarter ended September 30, 2011, an increase of 22% from the prior year period. The increase was driven by higher fee-based revenues from our global wealth management activities, reflecting higher levels of fee-based assets from which such revenues are generated as well as increased revenues from fees on new accounts and asset management fees. The increase in fee-based assets was due to both strong client flows into long-term products and market appreciation.

Investment banking revenues include (i) origination revenues representing fees earned from the underwriting of debt, equity and equity-linked securities, as well as loan syndication and commitment fees and (ii) advisory services revenues including merger and acquisition and other investment banking advisory fees. Total investment banking revenues were $1.0 billion for the quarter ended September 30, 2011, a decrease of 23% from the prior year period. Underwriting revenues decreased 29% to $747 million, which was primarily due to lower debt and equity underwriting fees consistent with a decline in global fee pools due to weakening markets for debt and equity underwritings. Equity underwriting fees in the quarter ended September 30, 2011 included $125 million of revenues from Bank of America in connection with the sale of a portion of its interest in China Construction Bank. Revenues from advisory services decreased 1% to $269 million.

Earnings from equity method investments include our pro rata share of income and losses associated with investments accounted for under the equity method of accounting. Earnings from equity method investments were $70 million for the quarter ended September 30, 2011 compared with $281 million for the quarter ended September 30, 2010. The decrease reflected lower revenues from certain equity method investments, including BlackRock, Inc. (“BlackRock”), which was sold during the quarter ended June 30, 2011. Refer to Note 8 to the Consolidated Financial Statements included in the 2010 Annual Report for further information on equity method investments.

Other revenues include gains and losses on investment securities, including certain available-for-sale securities, gains and losses on private equity investments, and gains and losses on loans and other miscellaneous items. Other revenues were ($904) million in the quarter ended September 30, 2011 as compared with $436 million in the quarter ended September 30, 2010. The decrease was due to lower revenues from certain investments, including a loss of approximately $975 million recorded in the quarter ended September 30, 2011 resulting from the sale of the majority of our stake in a private equity investment.

Compensation and benefits expenses were $3.6 billion in the quarter ended September 30, 2011, an increase of 4% from the prior year period. The increase reflected higher salary and other employee compensation costs as compared with the prior year period related to increased headcount levels from investments in infrastructure and personnel associated with further development of the business. Amortization expense associated with stock-based compensation awards and severance costs also increased. These increases were partially offset by lower incentive-based compensation accruals as compared with the prior year, reflecting a decline in net revenues (after giving effect to the impact of net revenues associated with the valuation of certain of our long-term debt and derivative liabilities).

Non-compensation expenses were $2.6 billion in the quarter ended September 30, 2011 compared with $2.5 billion in the prior year period. Communications and technology expenses were $432 million, a decrease of 12% primarily due to lower technology equipment and systems consulting costs. Brokerage, clearing and exchange fees were $279 million, an increase of 23% primarily due to higher brokerage and other fees. Other expenses were $1.1 billion for the quarter ended September 30, 2011 as compared with $1.0 billion in the prior year period. The increase was primarily driven by higher net intercompany service fees from Bank of America. Such net intercompany service fees were approximately $560 million in the quarter ended September 30, 2011, an increase of approximately $240 million from the prior year period. Higher litigation costs also contributed to the increase. These increases were partially offset by lower expense associated with non-controlling interests of certain principal investments, as well as a loss of $165 million associated with a real estate private equity fund that was recorded in the quarter ended September 30, 2010.

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

The income tax benefit for the three months ended September 30, 2011 was $523 million compared with an income tax expense of $114 million for the three months ended September 30, 2010. The effective tax rate was 134.1% for the third quarter of 2011 compared with (42.9%) in the prior year. Income tax expense for the third quarter of 2010 included a $388 million charge for the revaluation of our U.K. net deferred tax assets using a lower U.K. corporate income tax rate and would have reflected an income tax benefit on a pre-tax loss without that item. The 134.1% effective tax rate for the quarter ended September 30, 2011 was driven primarily by a $593 million benefit for capital loss deferred tax assets recognized in connection with the liquidation of certain subsidiaries, a $255 million release of a valuation allowance provided for capital loss carryforward tax benefits and by the recognition of $234 million of previously unrecognized tax benefits associated with certain jurisdictions. These benefits were partially offset by the $774 million impact of the U.K. corporate income tax rate reduction referred to below.

On July 19, 2011, the U.K. 2011 Finance Bill was enacted, which reduced the U.K. corporate income tax rate to 26% beginning on April 1, 2011, and then to 25% effective April 1, 2012. These reductions will favorably affect income tax expense on future U.K. earnings, but also required us to remeasure our U.K. net deferred tax assets using the lower tax rates. The income tax benefit for the three and nine months ended September 30, 2011 included a $774 million charge for the remeasurement. If corporate income tax rates were to be reduced to 23% by 2014, as suggested in U.K. Treasury announcements and assuming no change in the deferred tax asset balance, a charge to income tax expense of approximately $400 million for each one percent reduction in the rate would result in each period of enactment.

Year-to-Date Consolidated Results of Operations

For the nine months ended September 30, 2011, our net loss was $903 million compared with net earnings of $2.5 billion in the prior year period. Our pre-tax loss was $2.2 billion for the nine months ended September 30, 2011 compared with pre-tax income of $3.8 billion for the nine months ended September 30, 2010.

Nine Months Ended September 30, 2011 Compared With Nine Months Ended September 30, 2010

Net revenues for the nine months ended September 30, 2011 were $20.6 billion compared with $21.8 billion in the prior year period. The decrease primarily reflected lower principal transaction revenues. Principal transaction revenues were $6.1 billion for the nine months ended September 30, 2011, a decrease of 17% from the prior year period. The decline was primarily driven by lower revenues associated with our trading activities, primarily due to mortgage products as a result of less favorable market conditions and credit valuation adjustments related to financial guarantors. Revenues from credit and rates and currencies products and from proprietary trading activities also declined. These decreases in principal transaction revenues were partially offset by an increase in revenues associated with the valuation of certain of our liabilities. In the nine months ended September 30,

2011, we recorded net revenues of $2.7 billion due to the impact of the widening of our credit spreads on the carrying value of certain of our long-term debt liabilities, primarily structured notes, as compared with net gains of $1.1 billion from such long-term debt liabilities in the nine months ended September 30, 2010. We also recorded increased revenues from the valuation of derivative liabilities due to changes in our credit spreads. Net interest expense was $725 million compared with $250 million in the prior year period primarily due to lower net interest revenues generated from our trading activities. Earnings from equity method investments were $328 million compared with $658 million in the prior year period. The decline was due to lower earnings from certain equity method investments, primarily BlackRock. Other revenues were $2.3 billion, a decrease of $305 million from the prior year period. The decrease in other revenues was primarily associated with lower revenues from certain investments, partially offset by a gain from the sale of our remaining investment in BlackRock. In November 2010, we sold a substantial portion of our investment in BlackRock, which resulted in a reduction of our economic interest in BlackRock from approximately 34% to approximately 7%. In June 2011, we sold all of our remaining shares of BlackRock’s Series B preferred stock, which resulted in a pre-tax gain of $377 million. These decreases in net revenues were partially offset by higher managed account and other fee-based revenues.

Compensation and benefits expenses were $12.1 billion for the nine months ended September 30, 2011, an increase of 5% from the prior year period. The increase included higher amortization expense associated with stock-based compensation awards, including awards granted to retirement-eligible employees, as compared with the prior year. In addition, salary and other employee compensation costs were higher as compared with the prior year period related to increased headcount levels from investments in infrastructure and personnel associated with further development of the business. These increases were partially offset by lower incentive-based compensation accruals and a charge for an incremental U.K. employer payroll tax that was recorded in the nine months ended September 30, 2010. In April 2010, the U.K. enacted into law a one-time employer payroll tax on bonuses awarded to employees of applicable banking entities between December 9, 2009 and April 5, 2010. The impact of this tax was approximately $330 million and was included in our compensation and benefits expense for the quarter ended June 30, 2010.

Non-compensation expenses were $10.7 billion for the nine months ended September 30, 2011 and $6.4 billion in the prior year period. Non-compensation expenses in 2011 included a charge of $2.7 billion associated with representations and warranties made in connection with certain mortgage and home equity loan transactions. See “Off-Balance Sheet Exposures — Representations and Warranties” for further information. Communications and technology expenses were $1.3 billion, a decrease of 9% primarily due to lower technology equipment and systems consulting costs. Brokerage, clearing and exchange fees were $882 million, an increase of 13% primarily due to higher brokerage and other fees. Other expenses were $3.5 billion compared with $2.2 billion in the prior year period. The increase was primarily driven by higher net intercompany service fees from Bank of America.

The income tax benefit was $1.3 billion for the nine months ended September 30, 2011 compared with an income tax expense of $1.3 billion for the prior year period. The effective tax rate for the nine months ended September 30, 2011 was 59.5% compared with 33.7% in the prior year period. The 2011 effective tax rate was higher than for 2010 as the impact of net tax benefit items described above increased the income tax benefit booked on 2011 pre-tax loss whereas for 2010 net tax benefits decreased tax expense booked on pre-tax income.

Off-Balance Sheet Exposures

As a part of our normal operations, we enter into various off-balance sheet arrangements that may require future payments. The table and discussion below outline our significant off-balance sheet arrangements, as well as their future expirations, as of September 30, 2011. Refer to Note 14 to the Condensed Consolidated Financial Statements for further information.

	Expiration
	Maximum	Less than 1	1-3	3-5	Over 5
(dollars in millions)	Payout	year	years	years	years

Standby liquidity facilities	$1,154	$619	$515	$3	$17
Residual value guarantees	415	95	320	-	-
Standby letters of credit and other guarantees	489	363	82	25	19

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

Residual Value Guarantees

At September 30, 2011, residual value guarantees of $415 million consisted of amounts associated with certain power plant facilities.

Standby Letters of Credit and Other Guarantees

At September 30, 2011, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $0.5 billion.

Representations and Warranties

In prior years, Merrill Lynch and certain of its subsidiaries, including First Franklin Financial Corporation (“First Franklin”) sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations (in a limited number of these securitizations, monolines insured all or some of the securities), or in the form of whole loans. Most of the loans sold in the form of whole loans were subsequently pooled into private-label securitizations sponsored by the third-party buyer of the whole loans. In addition, Merrill Lynch and First Franklin securitized first-lien residential mortgage loans generally in the form of mortgage-backed securities guaranteed by the GSEs. In connection with these transactions, Merrill Lynch made various representations and warranties. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to the GSEs, whole-loan buyers, securitization trusts or monoline insurers (collectively, “repurchases”). In such cases, Merrill Lynch would be exposed to any credit loss on the repurchased mortgage loans after accounting for any mortgage insurance or mortgage guaranty payments that it may receive.

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

For additional information about accounting for representations and warranties and our representations and warranties claims and exposures, see Note 14 to the Condensed Consolidated Financial Statements and Item 1A. Risk Factors of Merrill Lynch’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 as well as Item 1A. Risk Factors of Merrill Lynch’s 2010 Annual Report on Form 10-K.

Merrill Lynch has contested, and will continue to vigorously contest any request for repurchase when it concludes that a valid basis for repurchase does not exist. Merrill Lynch may reach settlements in the future if opportunities arise on terms it believes to be advantageous to Merrill Lynch.

Bank of America BNY Mellon Settlement

On June 28, 2011, Bank of America and certain of its non-Merrill Lynch subsidiaries entered into a settlement agreement (subject to final court approval and certain other conditions) with The Bank of New York Mellon (“BNY Mellon”), as trustee, to resolve, among other claims, all outstanding and potential claims related to alleged representations and warranties breaches (including repurchase claims) with respect to the 525 legacy first-lien and five second-lien non-GSE residential mortgage-backed securitization trusts containing loans principally originated between 2004 and 2008 and for which BNY Mellon acts as trustee or indenture trustee (the “BNY Mellon Settlement”). As a result of the experience gained by Bank of America and certain of its non-Merrill Lynch affiliates in the BNY Mellon Settlement, Merrill Lynch determined that it had sufficient experience to record a $2.7 billion liability for representations and warranties related to its repurchase exposure on private-label securitizations in the nine months ended September 30, 2011.

Unresolved Claims and Payments

The table below presents unresolved repurchase claims by counterparty at September 30, 2011 and December 31, 2010.

Unresolved Claims by Counterparty
	September 30,	December 31,
(dollars in millions)	2011	2010

GSEs	$42	$59
Monoline	126	48
Others(1)	457	517

Total	$625	$624

(1)	The majority of these repurchase claims are from whole-loan buyers on subprime loans.

The pipeline of unresolved claims where Merrill Lynch believes a valid defect has not been identified which would constitute an actionable breach of representations and warranties was $599 million at September 30, 2011. Through September 30, 2011, approximately 9% of unresolved claims that Merrill Lynch initially denied have subsequently been resolved through repurchase or reimbursement payments and 27% have been resolved through rescission. When a claim has been denied and there has not been communication with the counterparty for six months, Merrill Lynch views these claims as inactive; however, they remain in the unresolved claims balance until resolution.

As presented in the table below, during the three and nine months ended September 30, 2011, Merrill Lynch paid $16 million and $41 million to resolve $26 million and $51 million of repurchase claims through repurchase or indemnification payments to investors, resulting in a loss on the related loans at the time of repurchase or indemnification payment of $11 million and $36 million. During both the three and nine months ended September 30, 2010, Merrill Lynch paid $39 million to resolve $50 million of repurchase claims through indemnification payments to investors for losses they incurred, resulting in a loss on the related loans at the time of repurchase or indemnification payment of $34 million. Cash paid for loan repurchases includes the unpaid principal balance of the loan plus past due interest. The amount of loss for loan repurchases is reduced by the fair value of the underlying loan collateral.

	2011		2010
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
(dollars in millions)	September 30	September 30	September 30	September 30

Claims resolved	$26	$51	$50	$50

Repurchase payments	6	6	8	8
Indemnification payments	10	35	31	31

Total payments	$16	$41	$39	$39

The repurchase of loans and indemnification payments related to repurchase claims generally resulted from material breaches of representations and warranties related to the loans’ material compliance with the applicable underwriting standards, including borrower misrepresentation, credit exceptions without sufficient compensating factors and non-compliance with underwriting procedures, although the actual representations and warranties made in a sales transaction and the resulting repurchase and indemnification activity can vary by transaction or investor. A direct relationship between the type of defect that causes the breach of representations and warranties and the severity of the realized loss has not been observed.

Liability for Representations and Warranties

The liability for representations and warranties is included in Interest and other payables on the Condensed Consolidated Balance Sheets and the related provision is included in Non-interest expenses on the Condensed Consolidated Statements of Earnings (Loss). The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, which include, depending on the counterparty, actual defaults, estimated future defaults, historical loss experience, estimated home prices, other economic conditions, estimated probability that a repurchase claim will be received, consideration of whether presentation thresholds will be met, number of payments made by the borrower prior to default and estimated probability that a loan will be required to be repurchased as well as other relevant facts and circumstances, such as bulk settlements and identity of the counterparty or type of counterparty, with whom a sale was made. The estimate of the liability for representations and warranties is based on currently available information, significant judgment and a number of factors, including those set forth above, that are subject to change. Changes to any one of these factors could significantly impact the estimate of the liability and could have a material adverse impact on our results of operations for any particular period.

At September 30, 2011 and December 31, 2010, the liability for representations and warranties was $2.8 billion and $213 million, respectively. As noted above, in the nine months ended September 30,

2011, we recorded a provision for representations and warranties related to our repurchase exposure on private-label securitizations of $2.7 billion.

Estimated Range of Possible Loss for Non-GSEs

Merrill Lynch believes it is probable that additional claimants may come forward with credible claims that meet the requirements of the terms of the securitizations. Merrill Lynch believes that with the additional $2.7 billion non-GSE representations and warranties provision recorded in the nine months ended September 30, 2011, related to the BNY Mellon Settlement, it has provided for a substantial portion of its non-GSE representations and warranties exposures. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. In addition, Merrill Lynch has not recorded any representations and warranties liability for potential monoline exposures and certain potential whole loan exposures. Merrill Lynch currently estimates that the range of possible loss related to non-GSE representations and warranties exposure as of September 30, 2011 could be up to $0.5 billion over existing accruals. This estimate of the range of possible loss for non-GSE representations and warranties does not represent a probable loss, is based on currently available information, significant judgment, and a number of assumptions, including those set forth below, that are subject to change.

The methodology used to estimate the non-GSE representations and warranties liability and the corresponding range of possible loss considers a variety of factors including Merrill Lynch’s experience related to actual defaults, projected future defaults, historical loss experience, estimated home prices, other economic conditions and the experience of Merrill Lynch’s affiliates. Among the factors that impact the non-GSE representations and warranties liability and the corresponding range of possible loss are: (1) contractual loss causation requirements, (2) the representations and warranties provided, and (3) the requirement to meet certain presentation thresholds. The first factor is based on our belief that a non-GSE contractual liability to repurchase a loan generally arises only if the counterparties prove there is a breach of representations and warranties that materially and adversely affects the interest of the investor or all investors, or the monoline insurer (as applicable), in a securitization trust and, accordingly, we believe that the repurchase claimants must prove that the alleged representations and warranties breach was the cause of the loss. The second factor is related to the fact that non-GSE securitizations include different types of representations and warranties than those provided to the GSEs. We believe the non-GSE securitizations’ representations and warranties are less rigorous and actionable than the explicit provisions of comparable agreements with the GSEs without regard to any variations that may have arisen as a result of dealings with the GSEs. The third factor is related to the fact that certain presentation thresholds need to be met in order for any repurchase claim to be asserted under the non-GSE agreements. A securitization trustee may investigate or demand repurchase on its own action, and most agreements contain a threshold, for example 25% of the voting rights per trust, that allows investors to declare a servicing event of default under certain circumstances or to request certain action, such as requesting loan files, that the trustee may choose to accept and follow, exempt from liability, provided the trustee is acting in good faith. If there is an uncured servicing event of default, and the trustee fails to bring suit during a 60-day period, then, under most agreements, investors may file suit. In addition to this, most agreements also allow investors to direct the securitization trustee to investigate loan files or demand the repurchase of loans, if security holders hold a specified percentage, for example, 25%, of the voting rights of each tranche of the outstanding securities. Although Merrill Lynch continues to believe that presentation thresholds are a factor in the determination of probable loss, given the BNY Mellon Settlement, the upper end of the estimated range of possible loss assumes that the presentation threshold can be met for all of the non-GSE securitization transactions.

In addition, in the case of private-label securitizations, the methodology used to estimate the non-GSE representations and warranties liability and the corresponding range of possible loss considers the experience resulting from the BNY Mellon Settlement and assumes that the conditions to the BNY

Mellon Settlement are satisfied. Since the non-GSE transactions that were included in the BNY Mellon Settlement differ from those that were not included in the BNY Mellon Settlement, Merrill Lynch adjusted the experience implied in the settlement in order to determine the estimated non-GSE representations and warranties liability and corresponding range of possible loss. The judgmental adjustments made include consideration of the differences in the mix of products in the securitizations, loan originator, likelihood of claims differences, the differences in the number of payments that the borrower has made prior to default, and the sponsor of the securitization.

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

There can be no assurance that final court approval of the BNY Mellon Settlement will be obtained, that all conditions to the BNY Mellon Settlement will be satisfied or, if certain conditions into the BNY Mellon Settlement permitting withdrawal are met, that Bank of America and certain of its non-Merrill Lynch subsidiaries will not determine to withdraw from the settlement. If final court approval is not obtained or if Bank of America and such subsidiaries determine to withdraw from the BNY Mellon Settlement in accordance with its terms, Merrill Lynch’s future representations and warranties losses could be substantially greater than existing accruals and the estimated range of possible losses over existing accruals described above. Under an order entered by the court in connection with the BNY Mellon Settlement, potentially interested persons had the opportunity to give notice of an intent to object to the settlement (including on the basis that more information was needed) until August 30, 2011. Approximately 44 groups or entities appeared prior to the deadline. Certain of these groups or entities filed notices of intent to object, made motions to intervene or both filed motions to intervene and notices to object. These motions have not yet been ruled on by the court. A number of investors opposed to the settlement removed the proceeding to federal court. In addition, the federal court denied BNY Mellon’s motion to remand the proceeding to state court and BNY Mellon, as well as investors that have intervened in support of the BNY Mellon Settlement, have petitioned to appeal the denial of this motion. It is currently not possible to predict how many of the parties who have appeared in the court proceeding will ultimately object to the BNY Mellon Settlement, whether the objections will prevent receipt of final court approval or the ultimate outcome of the court approval process, which can include appeals and could take a substantial period of time. In particular, the conduct of discovery and the resolution of the objections to the settlement and any appeals could take a substantial period of time and these factors, along with the recent removal of the proceeding to federal court, could materially delay the timing of final court approval. Accordingly, it is not possible to predict when the court approval process will be completed.

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

Experience with Non-GSE Investors

As presented in the table below, Merrill Lynch, including First Franklin, sold loans originated from 2004 to 2008 (primarily subprime and alt-A) with an original principal balance of $132 billion through private-label securitizations or in the form of whole loan sales that were subject to representations and warranties liabilities, of which approximately $62 billion in principal has been paid off, $45 billion has defaulted or is severely delinquent (i.e., 180 days or more past due) and $38 billion remains outstanding as of September 30, 2011.

As it relates to private-label securitizations, a contractual liability to repurchase mortgage loans generally arises only if counterparties prove there is a breach of the representations and warranties that materially and adversely affects the interest of the investor or all investors in a securitization trust or of the monoline insurer (as applicable). Merrill Lynch believes that the longer a loan performs, the less likely it is that an alleged representations and warranties breach had a material impact on the loan’s performance or that a breach even exists. Because the majority of the borrowers in this population would have made a significant number of payments if they are not yet 180 days or more past due, we believe that the principal balance at the greatest risk for repurchase claims in this population of private-label securitization investors is a combination of loans that have already defaulted and those that are currently severely delinquent. Additionally, the obligation to repurchase loans also requires that counterparties have the contractual right to demand repurchase of the loans (presentation thresholds). While Merrill Lynch believes the agreements for private-label securitizations generally contain less rigorous representations and warranties and place higher burdens on investors seeking repurchases than the explicit provisions of the comparable agreements with the GSEs without regard to any variations that may have arisen as a result of dealings with the GSEs, the agreements generally include a representation that underwriting practices were prudent and customary.

The following table details the population of loans originated between 2004 and 2008 and the population of loans sold as whole loans or in non-GSE private-label securitizations by entity together with the defaulted and severely delinquent loans stratified by the number of payments the borrower made prior to default or becoming severely delinquent at September 30, 2011. In connection with these transactions, we provided representations and warranties, and the whole loan investors may retain those rights even when the whole loans were aggregated with other collateral into private-label securitizations sponsored by the whole loan investors. As shown in the table, at least 25 payments have been made on approximately 62% of the defaulted and severely delinquent loans. Merrill Lynch believes many of the defaults observed in these securitizations have been, and continue to be, driven by external factors, such as the substantial depreciation in home prices, persistently high unemployment and other negative economic trends, diminishing the likelihood that any loan defect (assuming one exists at all) was the cause of a loan’s default. As of September 30, 2011, approximately 34% of the loans sold to non-GSEs that were originated between 2004 and 2008 have defaulted or are severely delinquent.

	Principal Balance					Defaulted or Severely Delinquent
		Outstanding	Outstanding			Borrower			Borrower
	Original	Principal	Principal	Defaulted	Defaulted	Made Less	Borrower	Borrower	Made More
(dollars in billions)	Principal	Balance	Balance	Principal	or Severely	than 13	Made 13 to	Made 25 to	Than 36
Entity	Balance	September 30, 2011	Over 180 Days	Balance	Delinquent	Payments	24 Payments	36 Payments	Payments

Merrill Lynch (excluding First Franklin)	$50	$17	$6	$11	$17	$3	$4	$3	$7
First Franklin	82	21	7	21	28	4	6	6	12

Total(1)	$132	$38	$13	$32	$45	$7	$10	$9	$19

(1)	Excludes transactions sponsored by Merrill Lynch where no representations or warranties were made.

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

Derivatives

We record all derivative transactions at fair value on our Condensed Consolidated Balance Sheets. We do not monitor our exposure to derivatives based on the notional amount because that amount is not a relevant indicator of our risk to these contracts, as it is generally not indicative of the amount that we would owe on the contract. Instead, a risk framework is used to define risk tolerances and establish limits to help to ensure that certain risk-related losses occur within acceptable, predefined limits. Since derivatives are recorded on the Condensed Consolidated Balance Sheets at fair value, the disclosure of the notional amounts is not a relevant indicator of risk. Derivatives that meet the accounting definition of a guarantee and credit derivatives are included in Note 6 to the Condensed Consolidated Financial Statements.

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

Beginning late in the third quarter of 2009, in connection with the update or renewal of certain Merrill Lynch international securities offering programs, Bank of America agreed to guarantee debt securities, warrants and/or certificates issued by certain subsidiaries of ML & Co. on a going forward basis. All existing ML & Co. guarantees of securities issued by those same Merrill Lynch subsidiaries under various international securities offering programs will remain in full force and effect as long as those securities are outstanding, and Bank of America has not assumed any of those prior ML & Co. guarantees or otherwise guaranteed such securities. There were approximately $5.2 billion of securities guaranteed by Bank of America at September 30, 2011. In addition, Bank of America has guaranteed the performance of Merrill Lynch on certain derivative transactions. The aggregate amount of such derivative liabilities was approximately $3.0 billion at September 30, 2011.

Following the completion of Bank of America’s acquisition of Merrill Lynch, ML & Co. became a subsidiary of Bank of America and established intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these intercompany agreements is a $75 billion one-year revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America at a spread to LIBOR that is reset periodically and is consistent with other intercompany agreements. This credit line was renewed effective January 1, 2011 with a maturity date of January 1, 2012. The credit line will automatically be extended by one year to the succeeding January 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. The agreement does not contain any financial or other covenants. There were no outstanding borrowings against the line of credit at September 30, 2011.

In addition to the $75 billion unsecured line of credit, a $25 billion 364-day revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America was established on February 15, 2011. Interest on the line of credit is based on prevailing short-term market rates. The agreement does not contain any financial or other covenants. The line of credit matures on

February 14, 2012. There were no outstanding borrowings against the line of credit at September 30, 2011.

Following the merger of BAS into MLPF&S, Bank of America agreed to guarantee the short-term, senior unsecured obligations issued by MLPF&S under its short-term master note program on a going forward basis. In July 2011, Merrill Lynch decided to reduce short-term unsecured obligations. At September 30, 2011, there were no longer any borrowings outstanding under this program.

Also in connection with the merger of BAS into MLPF&S, MLPF&S either assumed or established the following agreements:

•	MLPF&S assumed an approximately $1.5 billion subordinated loan agreement with Bank of America, which bears interest based on a spread to LIBOR, and has a scheduled maturity date of December 31, 2012. The loan agreement contains a provision that automatically extends the loan’s maturity by one year unless Bank of America provides 13 months written notice not to extend prior to the scheduled maturity date.

•	MLPF&S assumed a $7 billion revolving subordinated line of credit with Bank of America. The subordinated line of credit bears interest based on a spread to LIBOR, and has a scheduled maturity date of October 1, 2013. The revolving subordinated line of credit contains a provision that automatically extends the maturity by one year unless Bank of America provides 13 months written notice not to extend prior to the scheduled maturity date. At September 30, 2011, $1.1 billion was outstanding on the subordinated line of credit.

•	On November 1, 2010, a $4 billion one-year revolving unsecured line of credit that allows MLPF&S to borrow funds from Bank of America was established. Interest on the line of credit is based on prevailing short-term market rates. The credit line will mature on November 1, 2012 and may automatically be extended by one year to the succeeding November 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. At September 30, 2011, there were no borrowings outstanding on the line of credit.

•	On February 22, 2011, a $15 billion 364-day revolving unsecured line of credit that allows MLPF&S to borrow funds from Bank of America was established. Interest on the line of credit is based on prevailing short-term market rates. The line of credit matures on February 21, 2012. At September 30, 2011, approximately $2.4 billion was outstanding on the line of credit.

In addition to the funding agreements described above, Merrill Lynch has entered into certain lending arrangements with Bank of America. Included in these arrangements is a $50 billion one-year revolving line of credit that allows Bank of America to borrow funds from Merrill Lynch at a spread to LIBOR that is reset periodically and is consistent with other intercompany agreements. The line of credit matures on January 1, 2012 and will automatically be extended by one year to the succeeding January 1st unless Merrill Lynch provides written notice not to extend at least 45 days prior to the maturity date. Approximately $7.1 billion and $6.1 billion were outstanding under this line of credit as of September 30, 2011 and December 31, 2010, respectively. In addition, in October, 2011, Merrill Lynch entered into a short-term revolving credit facility that will allow Bank of America to borrow up to an additional $25 billion.

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

Following the acquisition of Merrill Lynch by Bank of America, the major credit ratings agencies have indicated that the primary drivers of Merrill Lynch’s credit ratings are Bank of America’s credit ratings. Bank of America’s credit ratings are subject to ongoing review by the ratings agencies and thus may change from time to time based on a number of factors, including Bank of America’s financial strength, performance, prospects and operations as well as factors not under Bank of America’s control. There can be no assurance that Bank of America will maintain its current credit ratings, or that additional downgrades will not occur.

The three primary ratings agencies, Moody’s, S&P and Fitch, have indicated that, as a systemically important financial institution, Bank of America’s (and consequently ML & Co.’s) credit ratings currently reflect their expectation that, if necessary, Bank of America would receive significant support from the U.S. government. All three ratings agencies have been reevaluating Bank of America’s ratings and have indicated that they could reduce the uplift they include in those ratings for government support, for reasons arising from financial services regulatory reform proposals or legislation. Moody’s initiated a rating review of Bank of America and ML & Co., placing our ratings on review for possible downgrade due to its view that the current level of U.S. government support incorporated into those ratings may no longer be appropriate. Moody’s concluded its review on September 21, 2011, and downgraded the long term ratings of Bank of America and ML & Co. by two notches due to its decision to lower the amount of uplift for potential support it incorporates into those ratings. Moody’s also downgraded Bank of America’s and ML & Co.’s short-term rating by one notch. In addition, S&P and Fitch have indicated they would reevaluate, and could reduce the uplift they include in Bank of America’s (and consequently, our) ratings for government support, for reasons arising from financial services regulatory reform proposals or legislation. There can be no assurance that S&P and Fitch will refrain from downgrading Bank of America’s (and consequently, our) credit ratings as well.

Currently, the long-term / short-term senior debt ratings and ratings outlooks expressed by the ratings agencies for both Bank of America and ML & Co. are as follows: Baa1/P-2 (negative) by Moody’s; A/A-1 (negative) by S&P; and A+/F1+ (Rating Watch Negative) by Fitch. MLPF&S’s long-term / short-term senior debt ratings and outlooks are A+/A-1 (negative) by S&P and A+/F1+ (Rating Watch Negative) by Fitch. Merrill Lynch International (“MLI”), a U.K.-based broker-dealer subsidiary of ML & Co., has a long-term / short-term senior debt rating and outlook of A+/A-1 (negative) by S&P. Merrill Lynch International Bank Limited an Ireland-based broker-dealer subsidiary of ML & Co., has long-term / short-term senior debt ratings and outlook of A+/F1+ (Rating Watch Negative) by Fitch.

A further reduction in certain of our credit ratings could likely have a material adverse effect on our liquidity, potential loss of access to credit markets, the related cost of funds, our businesses and on certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical. In addition, under the terms of certain OTC derivative contracts and other trading agreements, the counterparties to those agreements may require us to provide additional collateral or to terminate these contracts or agreements which could cause us to sustain losses and/or adversely impact our liquidity. If Bank of America’s or ML & Co’s short-term credit ratings, or those of our bank or broker-dealer subsidiaries, were downgraded by one or more levels, the potential loss of access to short-term funding sources such as repo financing, and the effect on our incremental cost of funds could be material. For information regarding the additional collateral and termination payments that would be required in connection with certain OTC derivative contracts and other trading agreements as a result of such a credit ratings downgrade, see Note 6 to the Condensed Consolidated Financial Statements, Item 1A. Risk Factors of Merrill Lynch’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 and Item 1A. Risk Factors of Merrill Lynch’s 2010 Annual Report on Form 10-K.

In addition to Bank of America’s credit ratings, other factors that influence our credit ratings (as well as those for Bank of America) include changes to the ratings agencies’ methodologies for our industry or certain security types, the ratings agencies’ assessment of the general operating environment for financial services companies, our mortgage exposures, our relative positions in the markets in which we compete, reputation, liquidity position, diversity of funding sources, funding costs, the level and volatility of earnings, corporate governance and risk management policies, capital position, capital management practices and current or future regulatory and legislative initiatives.

During the quarter, Moody’s and S&P placed the sovereign rating of the United States on review for possible downgrade due to the probability of a default on the government’s debt obligations because of a failure to increase the debt limit. On August 2, 2011, Moody’s affirmed its Aaa rating and assigned a negative outlook. On August 5, 2011, S&P downgraded the long-term sovereign credit rating on the United States to AA+ and affirmed the short-term rating; the outlook is negative. On August 16, 2011, Fitch affirmed its long-term ratings on the United States at AAA with a stable outlook. All three ratings agencies have indicated that they will continue to assess fiscal projections and consolidation measures, as well as the medium-term economic outlook for the United States.

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

In addition, no change in Merrill Lynch’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, Merrill Lynch’s internal control over financial reporting.

PART II — Other Information

Item 1.	Legal Proceedings

Legal and Regulatory Matters

See Note 14 to the Condensed Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory matters that supplement the disclosure in Note 14 to the Consolidated Financial Statements included in Merrill Lynch’s 2010 Annual Report and in Note 14 to the Condensed Consolidated Financial Statements included in Merrill Lynch’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011 and June 30, 2011.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in Merrill Lynch’s 2010 Annual Report on Form 10-K and Part II, Item 1A. “Risk Factors” in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.

Item 6.	Exhibits

An exhibit index has been filed as part of this report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Merrill Lynch & Co., Inc.
(Registrant)

By:	/s/ JENNIFER M. HILL
Jennifer M. Hill
Chief Financial Officer

By:	/s/ PETER D. TAUBE
Peter D. Taube
Chief Accounting Officer
and Controller

Date: November 3, 2011

EXHIBIT INDEX

Exhibit	Description

12	Statement re: computation of ratios.(1)
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.(1)
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.(1)
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)
101	The following materials from Merrill Lynch & Co., Inc.’s Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings (Loss), (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Comprehensive Income (Loss), and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.(1)

(1)	Included herewith.