Form 10-K
period 2011-12-31
MERRILL LYNCH & CO., INC.
filed 2012-02-24
CIK 65100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
See the full list of securities listed on the NYSE Arca on the pages directly following this cover.

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
_     YES      X     NO
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
       YES      X     NO
As of the close of business on June 30, 2011, there was no voting common equity of the Registrant ("Common Stock") held by non-affiliates. The Registrant has no non-voting Common Stock.
As of the close of business on February 23, 2012, there were 1,000 shares of Common Stock outstanding, all of which were held by Bank of America Corporation.
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

i

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

Item 13. Certain Relationships and Related Transactions, and Director Independence	168
Item 14. Principal Accountant Fees and Services	168
Part IV
Item 15. Exhibits and Financial Statement Schedules	170
Signatures	171
EX-12
EX-23.1
EX-24.1
EX-24.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101

PART I

Item 1.	Business
Merrill Lynch & Co., Inc. (“ML & Co.” and together with its subsidiaries, “Merrill Lynch”, or the “Company”) is a holding company that, through its subsidiaries, is one of the world's leading capital markets, advisory and wealth management companies. The Company was founded in 1914 and became a publicly traded company on June 23, 1971. In 1973, the holding company ML & Co., a Delaware corporation, was created. Through our subsidiaries, we are a leading global trader and underwriter of securities and derivatives across a broad range of asset classes, and we serve as a strategic advisor to corporations, governments, institutions and individuals worldwide. When used in this report, “we”, “us” and “our” may refer to ML & Co. individually, ML & Co. and its subsidiaries, or certain of ML & Co.'s subsidiaries or affiliates.
We are a wholly-owned subsidiary of Bank of America Corporation (“Bank of America”) and meet the requirements to omit certain information from this Form 10-K as permitted by General Instruction I (2) of Form 10-K. We have also provided a brief description of our business activities in Item 1 as permitted by General Instruction I (2).
Pursuant to Accounting Standards Codification (“ASC”) 280, Segment Reporting (“Segment Reporting”), operating segments represent components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. The business activities of Merrill Lynch are included within certain of the operating segments of Bank of America. Detailed financial information related to the operations of Merrill Lynch, however, is not provided to Merrill Lynch's chief operating decision maker. As a result, Merrill Lynch does not contain any identifiable operating segments under Segment Reporting, and therefore the financial information of Merrill Lynch is presented as a single segment.
The following is a brief discussion of the nature and scope of our activities in 2011.
Capital Markets and Advisory Activities.  We conduct sales and trading activities and act as a market maker in securities, derivatives, currencies, and other financial instruments to satisfy client demands. In addition, we distribute fixed income, currency, commodity and equity products, and derivatives. We also provide clients with financing, securities clearing, settlement, and custody services, and engage in select principal investing activities.
We also assist clients in raising capital through underwritings and private placements of equity, debt and related securities, and loan syndications and offer advisory services to clients on strategic issues, valuation, mergers, acquisitions and restructurings.
In November 2010, Banc of America Securities LLC (“BAS”), a wholly-owned broker-dealer subsidiary of Bank of America, merged into Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned broker-dealer subsidiary of ML & Co., with MLPF&S as the surviving corporation. See Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information.
Wealth and Investment Management Activities.  We provide brokerage, investment advisory and financial planning services, offering a broad range of both proprietary and third-party wealth management products and services globally to individuals, small- to mid-size businesses, and employee benefit plans. We also create and manage wealth management products, including alternative investment products for clients.
At December 31, 2010, we owned an approximately 7% economic interest in BlackRock, Inc. (“BlackRock”), a publicly traded investment management company. In June 2011, we sold our entire economic interest in BlackRock, and therefore as of December 31, 2011 we no longer held an economic interest in BlackRock. See Note 8 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information.
Research.  We also provide a variety of research services on a global basis. These services are at the core of the value proposition we offer to institutional and individual investor clients and are an integral component of our product offerings.
For additional information about our business, see Note 1 to the Consolidated Financial Statements.

Regulation
Certain aspects of our business, and the business of our competitors and the financial services industry in general, are subject to extensive regulation by United States (“U.S.”) federal and state regulatory agencies and securities exchanges and by various non-U.S. government agencies or regulatory bodies, securities exchanges, self-regulatory organizations and central banks.
United States Regulatory Oversight and Supervision
Holding Company Supervision
As a wholly-owned subsidiary of Bank of America, a bank holding company that is also a financial holding company, we are subject to the oversight of, and inspection by, the Board of Governors of the Federal Reserve System (the “Federal Reserve”).
Broker-Dealer Regulation
MLPF&S, Merrill Lynch Professional Clearing Corp. (“ML Pro”) and certain other subsidiaries of ML & Co. are registered as broker-dealers with the Securities Exchange Commission (“SEC”) and, as such, are subject to regulation by the SEC and by self-regulatory organizations, such as the Financial Industry Regulatory Authority. Certain of our subsidiaries and affiliates, including MLPF&S, are registered as investment advisors with the SEC.
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
Financial Reform Act
 On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”) was signed into law. As a result of the Financial Reform Act, several significant regulatory developments occurred in 2011, and additional regulatory developments may occur in 2012 and beyond. The Financial Reform Act has had, and will continue to have, a significant and negative impact on our earnings through revenue reductions, higher costs and new restrictions. For a description of significant developments, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview - Other Events - Financial Reform Act” in Part II, Item 7 of this Form 10-K.

Non-U.S. Regulatory Oversight and Supervision
Our business is also subject to extensive regulation by various non-U.S. regulators including governments, securities exchanges, central banks and regulatory bodies. Certain of our subsidiaries are regulated as broker-dealers under the laws of the jurisdictions in which they operate. Subsidiaries engaged in banking and trust activities outside the U.S. are regulated by various government entities in the particular jurisdiction where they are chartered, incorporated and/or conduct their business activities. In some cases, the legislative and regulatory developments outside the U.S. applicable to these subsidiaries may have an impact on our business and results of operations. Our financial services operations in the United Kingdom (“U.K.”) are subject to regulation by and supervision of the Financial Services Authority (the “FSA”). In July of 2010, the U.K. proposed abolishing the FSA and replacing it with the Financial Policy Committee within the Bank of England (the “FPC”) and two new regulators, the Prudential Regulatory Authority (the “PRA”) and the Consumer Protection and Markets Authority (the “CPMA”). Our U.K. regulated entities will be subject to the supervision of the FPC and the PRA for prudential matters and the CPMA for conduct of business matters. The new financial regulatory structure is intended to be in place by the end of 2012. We continue to monitor the development and potential impact of this regulatory restructuring.

Item 1A.	Risk Factors
In the course of conducting our business operations, we are exposed to a variety of risks, some of which are inherent in the financial services industry and others of which are more specific to our own businesses. The following discussion addresses the most significant factors that could affect our businesses, operations, and financial condition. Additional factors that could affect our financial condition and operations are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements.” However, other factors could also adversely affect our businesses, operations, and financial condition. Therefore, the risk factors below should not be considered a complete list of potential risks that we may face.

General Economic and Market Conditions Risk
Our businesses and results of operations have been, and may continue to be, materially and adversely affected by the U.S. and international financial markets and economic conditions generally.  Our businesses and results of operations are materially affected by the financial markets and general economic conditions in the U.S. and abroad, including factors such as the level and volatility of short-term and long-term interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets, liquidity of the global financial markets, the availability and cost of capital and credit, investor sentiment and confidence in the financial markets, European sovereign debt risks and the strength of the U.S. economy and the non-U.S. economies in which we operate. The deterioration of any of these conditions can adversely affect our business and securities portfolios, our level of charge-offs and provision for credit losses, the carrying value of our deferred tax assets, our capital levels and liquidity and our results of operations.
Although the U.S. economy continued its modest recovery in 2011, elevated unemployment, under-employment and household debt, along with continued stress in the consumer real estate market and certain commercial real estate markets, pose challenges for domestic economic performance and the financial services industry. The sustained high unemployment rate and the lengthy duration of unemployment have directly impaired consumer finances and pose risks to the financial services industry. The U.S. housing market remains weak and elevated levels of distressed and delinquent mortgages pose further risks to the housing market. In addition, the public perception of certain financial services firms and practices appeared to decline during 2011. The current environment of heightened scrutiny of financial institutions has resulted in increased public awareness of and sensitivity to financial services industry fees and practices. Each of these factors may adversely affect our fees and costs.
Liquidity Risk
Liquidity risk is the potential inability to meet our contractual and contingent financial obligations, on- or off-balance sheet, as they become due.
Adverse changes to Bank of America’s or our credit ratings from the major credit rating agencies could have a material adverse effect on our liquidity, cash flows, competitive position, financial condition and results of operations by significantly limiting our access to funding or the capital markets, increasing our borrowing costs, or triggering additional collateral or funding requirements. Our borrowing costs and ability to raise funds are directly impacted by our credit ratings. In addition, credit ratings may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions, including over-the-counter (“OTC”) derivatives.
Credit ratings and outlooks are opinions on our creditworthiness and that of our obligations or securities, including long-term debt, short-term borrowings and other securities, including asset securitizations. Following the acquisition of Merrill Lynch by Bank of America, the major credit rating agencies have indicated that the primary drivers of Merrill Lynch's credit ratings are Bank of America's credit ratings. Bank of America's credit ratings are subject to ongoing review by the rating agencies, which consider a number of factors, including Bank of America's financial strength, performance, prospects and operations as well as factors not under Bank of America's control.

On December 15, 2011, Fitch Ratings ("Fitch") downgraded Bank of America's and ML & Co.'s long-term and short-term debt ratings as a result of Fitch's decision to lower its “support floor” for systemically important U.S. financial institutions. On November 29, 2011, Standard & Poor's Ratings Services ("S&P") downgraded Bank of America's and ML & Co.'s long-term and short-term debt ratings as a result of S&P's implementation of revised methodologies for determining Banking Industry Country Risk Assessments and bank ratings. On September 21, 2011, Moody's Investors Service, Inc. ("Moody's") downgraded Bank of America's and ML & Co.'s long-term and short-term debt ratings as a result of Moody's lowering the amount of uplift for potential U.S. government support it incorporates into ratings. On February 15, 2012, Moody's placed Bank of America's long-term debt ratings on review for possible downgrade as part of their review of financial institutions with global capital markets operations. Any adjustment to Bank of America's (and consequently, our) ratings will be determined based on Moody's review; however, the agency offered guidance that downgrades to Bank of America's ratings, if any, would likely be limited to one notch.

Currently, Bank of America's and ML & Co.'s long-term/short-term senior debt ratings and outlooks expressed by the rating agencies are as follows: Baa1/P-2 (negative) by Moody's; A-/A-2 (negative) by S&P; and A/F1 (stable) by Fitch. The rating agencies could make further adjustments to Bank of America's (and consequently, our) credit ratings at any time. There can be no assurance that additional downgrades will not occur.
A further reduction in certain of our credit ratings may have a material adverse effect on our liquidity, access to credit markets, the related cost of funds, our businesses and on certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical. If Bank of America’s or Merrill Lynch’s (including our bank's or broker dealer subsidiaries') short-term credit ratings were downgraded by one or more levels, the potential loss of access to short-term funding sources such as repurchase agreement financing and the effect on our incremental cost of funds and earnings could be material.
In addition, under the terms of certain OTC derivative contracts and other trading agreements, in the event of a further downgrade of the credit ratings of ML & Co. or certain subsidiaries, counterparties to those agreements may require ML & Co. or certain subsidiaries to provide additional collateral, terminate these contracts or agreements, or provide other remedies. At December 31, 2011, if the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by one incremental notch, the amount of additional collateral contractually required by derivative contracts and other trading agreements would have been approximately $0.4 billion. If the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by a second incremental notch, approximately $0.3 billion in additional collateral would have been required.
Also, if the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by one incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of December 31, 2011 was $0.5 billion, against which $0.3 billion of collateral had been posted. If the rating agencies had downgraded their long-term debt ratings for ML & Co. or certain subsidiaries by a second incremental notch, the derivative liability that would be subject to unilateral termination by the counterparties as of December 31, 2011 was an incremental $3.5 billion, against which $3.4 billion of collateral had been posted.
While certain potential impacts are contractual and quantifiable, the full consequences of a credit ratings downgrade to a financial institution are inherently uncertain, as they depend upon numerous dynamic, complex and inter-related factors and assumptions, including whether any downgrade of a firm's long-term credit ratings precipitates downgrades to its short-term credit ratings, and assumptions about the potential behaviors of various customers, investors and counterparties.
For a further discussion of our liquidity matters, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funding and Liquidity.”
Our liquidity, cash flows, financial condition and results of operations, and competitive position may be significantly adversely affected by the inability of us or Bank of America to access the capital markets or if there is an increase in our borrowing costs.  Liquidity is essential to our business. We fund our assets primarily with a mix of secured and unsecured liabilities through a globally coordinated funding strategy with Bank of America. We have established intercompany lending and borrowing arrangements to facilitate centralized liquidity management. As a result, our liquidity risk is derived in large part from Bank of America’s liquidity risk. Bank of America’s and our liquidity could be significantly adversely affected by an inability to access the capital markets; illiquidity or volatility in the capital markets; unforeseen outflows of cash, including customer deposits, funding for commitments and contingencies; the ability to sell assets on favorable terms; increased liquidity requirements on our banking or nonbanking subsidiaries imposed by their home countries; or negative perceptions about Bank of America’s and our short- or long-term business prospects, including downgrades of credit ratings. Several of these factors may arise due to circumstances that neither we nor Bank of America may be able to control, such as a general market disruption, negative views about the financial services industry generally, changes in the regulatory environment, actions by credit rating agencies or an operational problem that affects third parties, us or Bank of America.
Our and Bank of America’s cost of obtaining funding is directly related to prevailing market interest rates and to credit spreads. Credit spreads are the amount in excess of the interest rate of U.S. Treasury securities, or other benchmark securities, of the same maturity that we or Bank of America need to pay to funding providers. Increases in interest rates and such credit spreads can significantly increase the cost of funding for us and Bank of America. Changes in credit spreads are market-driven and may be influenced by market perceptions of the creditworthiness of us and Bank of America. Changes to interest rates and credit spreads occur continuously and may be unpredictable and highly volatile.
For additional information about our liquidity, including credit ratings and outlooks, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funding and Liquidity.”
Our dependence upon funds from our subsidiaries and our parent could adversely impact our liquidity.  ML & Co. is a holding company that is a separate and distinct legal entity from its parent, Bank of America, and our broker-dealers and other subsidiaries. We evaluate and manage liquidity on a legal entity basis. Legal entity liquidity is an important consideration as there are legal and other limitations on our ability to utilize liquidity from one legal entity to satisfy the liquidity requirements of another, including ML & Co. For instance, ML & Co. depends on dividends, distributions and borrowings or other payments from its subsidiaries and may depend in large part on financing from Bank of America to fund payments on our obligations, including debt obligations. Bank of America may, in some instances, be unable to provide us with the funding we need to fund payments on our obligations. Many of our subsidiaries, including our broker-dealer subsidiaries, are subject to laws that restrict dividend payments to ML & Co. In addition, our broker-dealer subsidiaries are subject to restrictions on their ability to lend or transact with affiliates and to minimum regulatory capital and liquidity requirements, as well as restrictions on their ability to use funds deposited with them in brokerage accounts to fund their businesses. Additional restrictions on related party transactions, increased capital and liquidity requirements and additional limitations on the use of funds on deposit in brokerage accounts, as well as lower earnings, can reduce the amount of funds available to meet the obligations of ML & Co. and even require ML & Co. to provide additional funding to such subsidiaries. Regulatory action of that kind could impede access to funds we need to make payments on our obligations. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. For additional information about regulatory capital requirements and limitations on our subsidiaries' ability to pay dividends, see Note 18 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
Mortgage and Housing Market-Related Risk
We have been, and expect to continue to be, required to repurchase mortgage loans and/or reimburse whole loan buyers, Fannie Mae ("FNMA") and Freddie Mac (collectively, the "GSEs") and monolines for losses due to claims related to representations and warranties made in connection with sales of residential mortgage-backed securities and other loans, and have received similar claims, and may receive additional claims, from private-label securitization investors and private-label securitization trustees, monolines and others. We have recorded provisions for certain of these exposures. However, the ultimate resolution of these exposures could have a material adverse effect on our cash flows, financial condition and results of operations.  In connection with residential loans sold to investors other than the GSEs as well as to the GSEs, Merrill Lynch and certain of its subsidiaries made various representations and warranties. Breaches of these representations and warranties may result in a requirement that we repurchase mortgage loans, or indemnify or provide other remedies to counterparties

(collectively, "repurchases"). Merrill Lynch, including First Franklin Financial Corporation ("First Franklin"), sold loans originated from 2004 to 2008 (primarily subprime and alt-A) with an original principal balance of $132 billion through private-label securitizations or whole loan sales that were subject to representations and warranties liabilities. Most of the loans sold in the form of whole loans were subsequently pooled into private-label securitizations sponsored by the third-party buyer of the whole loans. For the outstanding balance of these loans as of December 31, 2011 and December 31, 2010, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Exposures - Representations and Warranties - Experience with Non-GSE Investors” in Part II, Item 7 of this Form 10-K. In addition, Merrill Lynch and First Franklin securitized first-lien residential mortgage loans, generally in the form of mortgage-backed securities ("MBS") guaranteed by the GSEs.
The amount of our total outstanding repurchase claims from all sources totaled approximately $1.3 billion at December 31, 2011. The total amount of our recorded liability related to representations and warranties repurchase exposure was $2.8 billion at December 31, 2011. For information concerning the provisions recorded in 2011 and 2010 for our repurchase exposure on private-label securitizations, see Note 14 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
Our estimated liability and range of possible loss with respect to non-GSE exposures is necessarily dependent on, and limited by, our historical claims and settlement experience and the experience of our affiliates with non-GSE counterparties and may materially change in the future based on factors beyond our control. Future provisions and/or estimated ranges of possible loss for non-GSE representations and warranties may be significantly impacted if actual experiences are different from our assumptions in our predictive models, including, without limitation, those regarding the ultimate resolution of the Bank of New York Mellon settlement, estimated repurchase rates, economic conditions, home prices, consumer and counterparty behavior, and a variety of judgmental factors. In addition, we have not recorded any representations and warranties liability for certain potential monoline exposures and certain potential whole loan exposures. We currently estimate that the range of possible loss related to non-GSE representations and warranties exposure as of December 31, 2011 could be up to $0.5 billion over existing accruals. This estimated range of possible loss for non-GSE representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions that are subject to change, including the assumption that the conditions of the BNY Mellon Settlement are satisfied.

Adverse developments with respect to one or more of the assumptions underlying the liability for non-GSE representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and our estimated range of possible loss. If future representations and warranties losses occur in excess of our recorded liability and estimated range of possible loss for non-GSE exposures and in excess of our recorded liability for GSE exposures, including as a result of the factors set forth below, such losses could have a material adverse effect on our cash flows, financial condition and results of operations.
The liability for obligations under representations and warranties with respect to GSE and non-GSE exposures and the corresponding estimate of the range of possible loss for non-GSE representations and warranties exposures do not include any losses related to litigation matters disclosed in Note 14 to the Consolidated Financial Statements, nor do they include any potential securities law or fraud claims or potential indemnity or other claims against us. Merrill Lynch is not able to reasonably estimate the amount of any possible loss with respect to any such securities law (except to the extent reflected in the aggregate range of possible loss for litigation and regulatory matters disclosed in Note 14 to the Consolidated Financial Statements), fraud or other claims against us; however, such loss could have a material adverse effect on our cash flows, financial condition and results of operations.
For additional information about our representations and warranties exposure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Exposures — Representations and Warranties” and Note 14 to the Consolidated Financial Statements.
If final court approval is not obtained with respect to the BNY Mellon Settlement or if Bank of America and certain of its non-Merrill Lynch subsidiaries determine to withdraw from the settlement, Merrill Lynch's future representations and warranties losses could substantially exceed our existing accruals and the estimated range of possible loss over existing accruals, and consequently could have a material adverse effect on Merrill Lynch's cash flows, financial condition and results of operations. On June 28, 2011, Bank of America and certain of its non-

Merrill Lynch subsidiaries entered into a settlement agreement with The Bank of New York Mellon (“BNY Mellon”), as trustee, to resolve, among other claims, all outstanding and potential claims related to alleged representations and warranties breaches (including repurchase claims) with respect to the 525 legacy first-lien and five second-lien non-GSE residential mortgage-backed securitization trusts containing loans principally originated between 2004 and 2008 and for which BNY Mellon acts as trustee or indenture trustee (the “BNY Mellon Settlement”). The BNY Mellon Settlement is subject to final court approval and certain other conditions. It is not currently possible to predict the timing or ultimate outcome of the court approval process, which can include appeals and could take a substantial period of time. There can be no assurance that final court approval of the settlement will be obtained, that all conditions will be satisfied (including the receipt of private letter rulings from the Internal Revenue Service (the “IRS”) and other tax rulings and opinions) or that, if certain conditions to the BNY Mellon Settlement permitting withdrawal are met, Bank of America and certain of its non-Merrill Lynch subsidiaries will not determine to withdraw from the BNY Mellon Settlement agreement.

If final court approval is not obtained with respect to the BNY Mellon Settlement or if Bank of America and certain of its non-Merrill Lynch subsidiaries determine to withdraw from the BNY Mellon Settlement agreement in accordance with its terms, Merrill Lynch's future representations and warranties losses with respect to non-GSEs could substantially exceed our non-GSE reserve, together with our estimated range of possible loss related to non-GSE representations and warranties exposure of up to $0.5 billion over existing accruals at December 31, 2011. Developments with respect to one or more of the assumptions underlying the estimated range of possible loss for non-GSE representations and warranties (including the timing and ultimate outcome of the court approval process relating to the BNY Mellon Settlement) could result in significant increases in our non-GSE reserve and/or to this estimated range of possible loss, and such increases could have a material adverse effect on our cash flows, financial condition and results of operations. For additional information regarding the BNY Mellon Settlement, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Exposures - Representations and Warranties”.
Further weakness in the U.S. housing market, including home prices, may adversely affect our asset classes and have a significant adverse effect on our financial condition and results of operations.  Economic weakness in 2011 was accompanied by continued stress in the U.S. housing market, including declines in home prices. These declines in the housing market, with falling home prices and elevated foreclosures, have negatively impacted the credit performance of certain of our portfolios. Continued high unemployment rates in the U.S. have challenged U.S. consumers and further compounded these stresses in the U.S. housing market as employment conditions may be compelling some consumers to delay new home purchases or miss payments on existing mortgages.
Conditions in the U.S. housing market have also resulted in significant write-downs of asset values in several asset classes, notably mortgage-backed securities and exposure to monolines. These conditions may negatively affect the value of real estate, which could negatively affect our exposure to representations and warranties. While there were continued indications throughout the past year that the U.S. economy is stabilizing, the performance of our overall portfolios may not significantly improve in the near future. A protracted continuation or worsening of these difficult U.S. housing market conditions may exacerbate the adverse effects outlined above and have a significant adverse effect on our financial condition and results of operations.

Credit Risk
Credit risk is the risk of loss arising from a borrower, obligor or counterparty default when a borrower, obligor or counterparty does not meet its obligations.
Increased credit risk, due to economic or market disruptions, insufficient credit loss reserves or concentration of credit risk, may necessitate increased provisions for credit losses and could have an adverse effect on our financial condition and results of operations.  When we buy debt securities, loan money, commit to loan money or enter into a letter of credit or other contract with a counterparty, we incur credit risk, or the risk of losses if our borrowers do not repay their loans or our counterparties fail to perform according to the terms of their agreements. A number of our products expose us to credit risk, including loans, lending commitments, derivatives, trading account assets and assets held-for-sale. The credit quality of our portfolios has a significant impact on our earnings.

Global and U.S. economic conditions continue to weigh on our credit portfolios. Economic or market disruptions are likely to increase our credit exposure to customers, obligors or other counterparties due to the increased risk that they may default on their obligations to us.
We estimate and establish an allowance for credit losses for losses inherent in our lending activities (including unfunded lending commitments), excluding those measured at fair value, through a charge to earnings. The amount of allowance is determined based on our evaluation of the potential credit losses included within our loan portfolio. The process for determining the amount of the allowance requires difficult, subjective and complex judgments. Our ability to assess future economic conditions or the creditworthiness of our customers, obligors or other counterparties is imperfect. We may suffer unexpected losses if the models and assumptions we use to establish reserves and make judgments in extending credit to our borrowers and other counterparties become less predictive of future events. In such an event, we might need to increase the size of our allowance, which could adversely affect our financial condition and results of operations.
In the ordinary course of our business, we also may be subject to a concentration of credit risk in a particular industry, country, counterparty, borrower or issuer. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could have a material adverse effect on our businesses, and the processes by which we set limits and monitor the level of our credit exposure to individual entities, industries and countries may not function as we have anticipated. While our activities expose us to many different industries and counterparties, we routinely execute a high volume of transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment funds and insurers. This has resulted in significant credit concentration with respect to this industry.
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

We could suffer losses as a result of the actions of, or deterioration in, the commercial soundness of our counterparties and other financial services institutions.  We could suffer losses and our ability to engage in routine trading and funding transactions could be adversely affected by the actions and commercial soundness of other market participants. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks, mutual and hedge funds and other institutional clients. Financial services institutions and other counterparties are inter-related because of trading, funding, clearing or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to significant future liquidity problems, including losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of a counterparty or client. In addition, our credit risk may be impacted when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivatives exposure due us. Any such losses could materially adversely affect our financial condition and results of operations.
Our derivatives businesses may expose us to unexpected risks and potential losses.  We are party to a large number of derivatives transactions, including credit derivatives. Our derivatives businesses may expose us to unexpected market, credit and operational risks that could cause us to suffer unexpected losses and have an adverse effect on our financial condition and results of operations. Severe declines in asset values, unanticipated credit events or unforeseen circumstances that may cause previously uncorrelated factors to become correlated (and vice versa) may create losses resulting from risks not appropriately taken into account in the development, structuring or pricing of a derivative instrument. The terms of certain of our OTC derivative contracts and other trading agreements provide that upon the occurrence of certain specified events, such as a change in our credit ratings, we may be required to provide additional collateral or to provide other remedies, or our counterparties may have the right to terminate or otherwise diminish our rights under these contracts or agreements.

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
Following the downgrade of the credit ratings of ML & Co. and certain subsidiaries, we have engaged in discussions with certain derivative and other counterparties regarding their rights under these agreements. In response to counterparties' inquiries and requests, we have discussed and in some cases substituted derivative contracts and other trading agreements, including naming our affiliate, Bank of America, N.A. ("BANA") as the new counterparty. Our ability to substitute or make changes to these agreements to meet counterparties' requests may be subject to certain limitations, including counterparty willingness, regulatory limitations on naming BANA as the new counterparty, and the type or amount of collateral required. It is possible that such limitations on our ability to substitute or make changes to these agreements, including naming BANA as the new counterparty, could adversely affect our results of operations.
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
For additional information on our derivatives exposure, see Note 6 to the Consolidated Financial Statements.
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
Our businesses and results of operations have been, and may continue to be, significantly adversely affected by changes in the levels of market volatility and by other financial or capital market conditions.  Our businesses and results of operations may be adversely affected by market risk factors such as changes in interest and currency exchange rates, equity and futures prices, the implied volatility of interest rates, credit spreads and other economic and business factors. These market risks may adversely affect, among other things, (i) the value of our on- and off-balance sheet securities, trading assets, and other financial instruments, (ii) the cost of debt capital and our access to credit markets, (iii) the value of assets under management, which could reduce our fee income relating to those assets, (iv) customer allocation of capital among investment alternatives, (v) the volume of client activity in our trading operations, (vi) investment banking fees, and (vii) the general profitability and risk level of the transactions in which we engage. Any of these developments could have a significant adverse impact on our financial condition and results of operations.
We use various models and strategies to assess and control our market risk exposures but those are subject to inherent limitations. Our models, which rely on historical trends and assumptions, may not be sufficiently predictive of future results due to limited historical patterns, extreme or unanticipated market movements and illiquidity, especially during severe market downturns or stress events. The models that we use to assess and control our market risk exposures also reflect assumptions about the degree of correlation or lack thereof among prices of various asset classes or other market indicators.
In times of market stress or other unforeseen circumstances, such as the market conditions experienced in 2008 and 2009, previously uncorrelated indicators may become correlated, or previously correlated indicators may move in different directions. These types of market movements have at times limited the effectiveness of our hedging strategies and have caused us to incur significant losses, and they may do so in the future. These changes in correlation can be exacerbated where other market participants are using risk or trading models with assumptions or algorithms that are similar to ours. In these and other cases, it may be difficult to reduce our risk positions due to the activity of other market participants or widespread market dislocations, including circumstances where asset values are declining significantly or no market exists for certain assets. To the extent that we own securities that do not have an established liquid trading market or are otherwise subject to restrictions on sale or hedging, we may not be able to reduce our positions and therefore reduce our risk associated with such positions. In addition, challenging market conditions may also adversely affect our investment banking fees.
For additional information about market risk and our market risk management policies and procedures, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of this Form 10-K.
Further downgrades in the U.S. government's sovereign credit rating, or in the credit ratings of instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities, could result in risks to Merrill Lynch and its credit ratings and general economic conditions that we are not able to predict.
On August 2, 2011, Moody's affirmed the U.S. government's existing sovereign rating, but revised the rating outlook to negative. On August 5, 2011, S&P downgraded the U.S. government's long-term sovereign credit rating to AA+ from AAA and stated that the outlook on the long-term rating is negative. On the same day, S&P affirmed its A-1+ short-term rating on the U.S. and removed it from CreditWatch negative. On November 28, 2011, Fitch affirmed its AAA long-term rating on the U.S., but changed the outlook from stable to negative. On the same day, Fitch affirmed its F1+ short-term rating on the U.S. All three rating agencies have indicated that they will continue to assess fiscal projections and consolidation measures, as well as the medium-term economic outlook for the U.S.
There continues to be the perceived risk of a sovereign credit ratings downgrade of the U.S. government, including the ratings of U.S. Treasury securities. It is foreseeable that the ratings and perceived creditworthiness of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. government could also be correspondingly affected by any such downgrade. Instruments of this nature are key assets on the balance sheets of financial institutions, including Merrill Lynch, and are widely used as collateral by financial institutions to meet their day-to-day cash flows in the short-term debt market. A downgrade of the sovereign credit ratings of the U.S. government and perceived creditworthiness of U.S. government-related obligations could impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments.
We cannot predict if, when or how any changes to the credit ratings or perceived creditworthiness of these organizations will affect economic conditions. Such ratings actions could result in a significant adverse impact to us. The credit rating agencies’ ratings for Bank of America (and consequently, Merrill Lynch) could be directly or indirectly impacted by a downgrade of the U.S. government’s sovereign rating because the credit ratings of large systemically important financial institutions currently incorporate a degree of uplift due to assumptions concerning government support.
A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies or instrumentalities would significantly exacerbate the other risks to which Merrill Lynch is subject and any related adverse effects on our business, financial condition and results of operations, including those described under "Risk Factors - Credit Risk - We could suffer losses as a result of the actions of or deterioration in the commercial soundness of our counterparties and other financial services institutions," "Risk Factors - Market Risk - Our business and results of operations have been, and may continue to be, significantly adversely affected by changes in the levels of market volatility and by other financial or capital market conditions" and "Risk Factors - Liquidity Risk - Our liquidity, cash flows, financial condition and results of operations, and competitive position may be significantly adversely affected by the inability of us or Bank of America to access capital markets, or if there is an increase in our borrowing costs."

Uncertainty about the financial stability of several countries in the European Union ("EU"), the increasing risk that those countries may default on their sovereign debt and related stresses on financial markets, the Euro and the EU could have a significant adverse effect on our business, financial condition and results of operations. In 2011, the financial crisis in Europe continued, triggered by high sovereign budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these EU countries to continue to service their sovereign debt obligations. These conditions impacted financial markets and resulted in credit ratings downgrades for, and high and volatile bond yields on, the sovereign debt of many EU countries. Certain European countries continue to experience varying degrees of financial stress, and yields on government-issued bonds in Greece, Ireland, Italy, Portugal and Spain have risen and remain volatile. Despite assistance packages to certain of these countries, the creation of a joint EU-IMF European Financial Stability Facility and additional expanded financial assistance to Greece, uncertainty over the outcome of the EU governments' financial support programs and worries about sovereign finances and the stability of the Euro and the EU persist. Market concerns over the direct and indirect exposure of certain European banks and insurers to these EU countries resulted in a widening of credit spreads and increased costs of funding for these financial institutions. While we have reduced our exposure to European financial institutions, the insolvency of one or more major European financial institutions could adversely impact financial markets and, consequently, our results of operations.

Risks and ongoing concerns about the debt crisis in Europe could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions, and international financial institutions with exposure to the region, including us. Market and economic disruptions have affected, and may continue to affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and residential mortgages, and housing prices, among other factors. There can be no assurance that the market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not spread, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to stabilize the affected countries and markets in Europe or elsewhere. To the extent uncertainty regarding the European economic recovery continues to negatively impact consumer confidence and consumer credit factors, or should the EU enter a deep recession, both the U.S. economy and our business and results of operations could be significantly and adversely affected. Global economic uncertainty, regulatory initiatives and reform have impacted, and will likely continue to impact, non-U.S. credit and trading portfolios. We are seeking to address this risk but there can be no assurance our efforts in this respect will be sufficient or successful. Our total sovereign and non-sovereign exposure to Greece, Italy, Ireland, Portugal, and Spain was $2.7 billion at December 31, 2011. Our total net sovereign and non-sovereign exposure to these countries was $1.1 billion at December 31, 2011, after taking into account net credit default protection. At December 31, 2011, the fair value of net credit default protection purchased was $1.6 billion. Losses could still result because our credit protection contracts pay out only under certain scenarios.
For additional information regarding our direct sovereign and non-sovereign exposures in Europe, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview - Other Events - European Union Sovereign Credit Risks" and “Quantitative and Qualitative Disclosures about Market Risk-Credit Risk Management” in Part II, Item 7A of this Form 10-K.
Declines in the value of certain of our assets could have an adverse effect on our results of operations.  We have a large portfolio of financial instruments, including, among others, certain corporate loans and loan commitments, loans held-for-sale, repurchase agreements, long-term deposits, trading assets and liabilities, derivatives assets and liabilities, available-for-sale securities and certain other assets and liabilities that we measure at fair value. We determine the fair values of these instruments based on the fair value hierarchy under applicable accounting guidance. The fair values of these financial instruments include adjustments for market liquidity, credit quality and other transaction-specific factors, where appropriate.
Gains or losses on these instruments can have a direct and significant impact on our results of operations, unless we have effectively hedged our exposures. Fair values may be impacted by declining values of the underlying assets or the prices at which observable market transactions occur and the continued availability of these transactions. The financial strength of counterparties, such as monolines, with whom we have economically hedged some of our exposure to these assets, also will affect the fair value of these assets. Sudden declines and significant volatility in the prices of assets may substantially curtail or eliminate the trading activity for these assets, which may make it very difficult to sell, hedge or value such assets. The inability to sell or effectively hedge assets reduces our ability to limit losses in such positions and the difficulty in valuing assets may increase our risk-weighted assets, which requires us to maintain additional capital and increases our funding costs.

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
For additional information about fair value measurements, see Note 4 and Note 5 to the Consolidated Financial Statements.
Regulatory and Legal Risk
Government measures to regulate the financial services industry, including the Financial Reform Act, either individually, in combination or in the aggregate, have increased and will continue to increase our compliance costs and could require us to change certain of our business practices, impose significant additional costs on us, limit the products that we offer, limit our ability to pursue business opportunities in an efficient manner, require us to increase our capital, impact the value of assets that we hold, significantly reduce our revenues or otherwise materially and adversely affect our businesses, financial condition and results of operations.  As a financial institution, we are heavily regulated at the state, federal and international levels. As a result of the 2008-2009 financial crisis and related global economic downturn, we have faced and expect to continue to face increased public and legislative scrutiny as well as stricter and more comprehensive regulation of our businesses. These regulatory and legislative measures, either individually, in combination or in the aggregate, could require us to further change certain of our business practices, impose significant additional costs on us, limit the products that we offer, limit our ability to pursue business opportunities in an efficient manner, require us to increase our capital, impact the value of assets that we hold, significantly reduce our revenues or otherwise materially and adversely affect our businesses, financial condition and results of operations.
On October 11, 2011, the Federal Reserve, the Office of the Comptroller of the Currency (the “OCC”), the Federal Deposit Insurance Corporation (the “FDIC”) and the SEC, four of the five regulatory agencies charged with promulgating regulations implementing limitations on proprietary trading as well as the sponsorship of or investment in hedge funds and private equity funds (the “Volcker Rule”) established by the Financial Reform Act, released for comment proposed implementing regulations. On January 11, 2012, the Commodities Futures Trading Commission (the “CFTC”), the fifth agency, released for comment its proposed regulations under the Volcker Rule. The proposed regulations include clarifications to the definition of proprietary trading and distinctions between permitted and prohibited activities. The comment period for the first regulations proposed ended on February 13, 2012 and the comment period for the CFTC regulations will end in March 2012.

The statutory provisions of the Volcker Rule will become effective on July 21, 2012, whether or not the final regulations are adopted, and it gives certain financial institutions two years from the effective date, with opportunities for additional extensions, to bring activities and investments into compliance. Although Merrill Lynch exited its stand-alone proprietary trading business as of June 30, 2011 in anticipation of the Volcker Rule and to further our initiative to optimize our balance sheet, the ultimate impact of the Volcker Rule on us remains uncertain. However, based on the content of the proposed regulations, it is possible that the implementation of the Volcker Rule could limit or restrict our remaining trading activities. Implementation of the Volcker Rule could also limit or restrict our ability to sponsor and hold ownership interests in hedge funds, private equity funds and other subsidiary operations. Additionally, implementation of the Volcker Rule could increase our operational and compliance costs, reduce our trading revenues and adversely affect our results of operations. The date by which final regulations will be issued is uncertain.
Additionally, the Financial Reform Act includes measures to broaden the scope of derivative instruments subject to regulation by requiring clearing and exchange trading of certain derivatives; imposing new capital, margin, reporting, registration and business conduct requirements for certain market participants; and imposing position limits on certain OTC derivatives. The Financial Reform Act grants the CFTC and the SEC substantial new authority and requires numerous rulemakings by these agencies. The Financial Reform Act required regulators to promulgate the rulemakings necessary to implement these regulations by July 16, 2011. However, the rulemaking process was not completed as of that date, and is not expected to conclude until well into 2012. Further, the regulators granted temporary relief from certain requirements that would have taken effect on July 16, 2011 absent any rulemaking. The SEC temporary relief is effective until final rules relevant to each requirement become effective. The CFTC temporary relief is effective until the earlier of July 16, 2012 or the date on which final rules relevant to each requirement become effective. The ultimate impact of these derivatives regulations, and the time it will take to comply, continue to remain uncertain. The final regulations will impose additional operational and compliance costs on us and may require us to restructure certain businesses, thereby negatively impacting our revenues and results of operations.

Similarly, in the U.K., the FSA has issued proposed rules requiring the submission of significant information about certain U.K. incorporated subsidiaries (including information on intra-group dependencies and legal entity separation) to allow the FSA to develop resolution plans. As a result of the FSA review, we could be required to take certain actions over the next several years, which could impose operational costs and potentially could result in the restructuring of certain businesses and subsidiaries.
Many of the provisions under the Financial Reform Act have begun to be phased in or will be phased in over the next several months or years and will be subject both to further rulemaking and the discretion of applicable regulatory bodies. The Financial Reform Act will continue to have a significant and negative impact on our earnings through revenue reductions, higher costs and new restrictions. The ultimate impact of the Financial Reform Act on our businesses and results of operations will depend on regulatory interpretation and rulemaking, as well as the success of any of our actions to mitigate the negative earnings impact of certain provisions.
Changes in the structure of the GSEs and the relationship among the GSEs, the government and the private markets, or the conversion of the current conservatorship of the GSEs into receivership, could adversely impact certain of our operations. Each GSE is currently in a conservatorship, with its primary regulator, the Federal Housing Finance Agency (the "FHFA"), acting as conservator. During these conservatorships the FHFA may increasingly converge certain risk management and other standards and practices of each enterprise, which could result in a more uniform market for delivering agency conforming mortgage loans. We cannot predict if, when or how the conservatorships will end, or any associated changes to the GSEs' business structure that could result. We also cannot predict whether the conservatorships will end in receivership. There are several proposed approaches to reform the GSEs which, if enacted, could change the structure of the GSEs and the relationship among the GSEs, the government and the private markets, including the trading markets for agency conforming mortgage loans and markets for mortgage-related securities in which we participate. We cannot predict the prospects for the enactment, timing or content of legislative or rulemaking proposals regarding the future status of the GSEs. Accordingly, there continues to be uncertainty regarding the future of the GSEs, including whether they will continue to exist in their current form. GSE reform, if enacted, could adversely impact certain of our operations.
We face substantial potential legal liability and significant regulatory action, which could have material adverse effects on our cash flows, financial condition and results of operations or cause significant reputational harm to us.  We face significant legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against us and other financial institutions remain high and are increasing. Increased litigation costs, substantial legal liability or significant regulatory action against us could have material adverse effects on our financial condition and results of operations or cause significant reputational harm to us, which in turn could adversely impact our business prospects. In addition, we continue to face increased litigation risk and regulatory scrutiny. We have continued to experience increased litigation and other disputes with counterparties regarding relative rights and responsibilities. Consumers, clients and other counterparties have grown more litigious. Our experience with certain regulatory authorities suggests a migration towards an increasing supervisory focus on enforcement, including in connection with alleged violations of law and customer harm. The current environment of additional regulation, increased regulatory compliance burdens, and enhanced regulatory enforcement, combined with ongoing uncertainty related to the continuing evolution of the regulatory environment, has resulted in significant operational and compliance costs and may limit our ability to continue providing certain products and services.
These litigation and regulatory matters and any related settlements could have a material adverse effect on our cash flows, financial condition and results of operations. They could also negatively impact our reputation. For information concerning certain litigation-related expenses recognized for 2011 and 2010, the estimated aggregate range of possible losses in excess of the accrued liability (if any) related to litigation matters (where an estimate is possible) at December 31, 2011, as well as a further discussion of litigation risks, see Note 14 to the Consolidated

Financial Statements in Part II, Item 8 of this Form 10-K.
Changes in governmental fiscal and monetary policy could adversely affect our financial condition and results of operations.  Our businesses and earnings are affected by domestic and international fiscal and monetary policy. The Federal Reserve regulates the supply of money and credit in the U.S. and its policies determine in large part our cost of funds for lending, investing and capital raising activities and the return we earn on those loans and investments, both of which affect our net interest revenue. The actions of the Federal Reserve also can materially affect the value of financial instruments and other assets, such as debt securities, and its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans. Our businesses and earnings are also affected by the fiscal or other policies that are adopted by the U.S. government, various U.S. regulatory authorities and non-U.S. governments and regulatory authorities. Changes in domestic and international fiscal and monetary policies are beyond our control and difficult to predict, but could have an adverse impact on our capital requirements and the costs of running our businesses, in turn adversely impacting our financial condition and results of operations.
Changes in U.S. and non-U.S. tax and other laws and regulations could adversely affect our financial condition and results of operations. The U.S. Congress and the Administration have signaled growing interest in reforming the U.S. corporate income tax. While the timing of such reform is unclear, possible approaches include lowering the 35% corporate tax rate, modifying the taxation of income earned outside of the U.S. and limiting or eliminating various other deductions, tax credits and/or other tax preferences. It is not possible at this time to quantify either the one-time impact from remeasuring deferred tax assets and liabilities that might result upon enactment of tax reform or the ongoing impact reform might have on income tax expense, but either of these impacts could adversely affect our financial condition and results of operations.
In addition, the income from certain non-U.S. subsidiaries has not been subject to U.S. income tax as a result of long-standing deferral provisions applicable to income that is derived in the active conduct of a banking and financing business (active finance income). The U.S. Congress has extended the application of these deferral provisions several times, most recently in 2010. These provisions now are set to expire for taxable years beginning on or after January 1, 2012. Absent an extension of these provisions, active financing income earned by certain non-U.S. subsidiaries will generally be subject to a tax provision that considers incremental U.S. income tax. The impact of the expiration of these provisions would depend upon the amount, composition and geographic mix of our future earnings.
Other countries have also proposed and, in some cases, adopted certain regulatory changes targeted at financial institutions or that otherwise affect us. The EU has adopted increased capital requirements and the U.K. has (i) increased liquidity requirements for local financial institutions, including regulated U.K. subsidiaries of non-U.K. bank holding companies and other financial institutions as well as branches of non-U.K. banks located in the U.K; (ii) adopted a Bank Tax Levy which will apply to the aggregate balance sheet of branches and subsidiaries of non-U.K. banks and banking groups operating in the U.K.; and (iii) proposed the creation and production of recovery and resolution plans by U.K.-regulated entities.
On July 19, 2011, the U.K. 2011 Finance Bill was enacted, which reduced the corporate income tax rate by one percent to 26% beginning on April 1, 2011, and then to 25% effective April 1, 2012. These rate reductions will favorably affect income tax expense on future U.K. earnings but also required us to remeasure our U.K. net deferred tax assets using the lower tax rates. The income tax benefit for the year ended December 31, 2011 included a $774 million charge for the remeasurement. If U.K. corporate income tax rates were to be reduced to 23% by 2014, as suggested in U.K. Treasury announcements and assuming no change in the deferred tax asset balance, a charge to income tax expense of approximately $400 million for each one percent reduction in the rate would result in each period of enactment (for a total of approximately $800 million). We are also monitoring other international legislative proposals that could materially impact us, such as changes to corporate income tax laws. Currently, in the U.K., net operating loss carryforwards (“NOLs”) have an indefinite life. Were the U.K. taxing authorities to introduce limitations on the future utilization of NOLs and we were unable to document our continued ability to fully utilize our NOLs, we would be required to establish a valuation allowance by a charge to income tax expense. Depending upon the nature of the limitations, such a charge could be material to our results of operations in the period of enactment.

Risk of the Competitive Environment in Which We Operate
We face significant and increasing competition in the financial services industry.  We operate in a highly competitive environment. Over time, there has been substantial consolidation among companies in the financial services industry, and this trend accelerated in recent years. This trend has also hastened the globalization of the securities and financial services markets. We will continue to experience intensified competition as consolidation and globalization of the financial services industry may produce larger, better-capitalized and more geographically diverse companies that are capable of offering a wider array of financial products and services at more competitive prices. To the extent we expand into new business areas and new geographic regions, we may face competitors with more experience and more established relationships with clients, regulators and industry participants in the relevant market, which could adversely affect our ability to compete. In addition, technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products, and for financial institutions to compete with technology companies in providing electronic and internet-based financial solutions. Increased competition may negatively affect our results of operations by creating pressure to lower prices on our products and services and reducing market share.
Damage to our reputation could significantly harm our businesses, including our competitive position and business prospects.  Our ability to attract and retain customers, clients, investors and employees is impacted by our reputation. Public perception of us and others in the financial services industry appeared to decline in 2011. We continue to face increased public and regulatory scrutiny resulting from the financial crisis and economic downturn, as well as our acquisition by Bank of America and the suitability or reasonableness of recommending particular trading or investment strategies.
Significant harm to our reputation can also arise from other sources, including indirectly as a result of actions by Bank of America or damage to its reputation, employee misconduct, litigation or regulatory outcomes, failing to deliver minimum or required standards of service and quality, compliance failures, unethical behavior, unintended disclosure of confidential information, and the activities of our clients, customers and counterparties, including vendors. Actions by the financial services industry generally or by certain members or individuals in the industry also can significantly adversely affect our reputation.

We are subject to complex and evolving laws and regulations regarding privacy, data protections and other matters.
Principles concerning the appropriate scope of consumer and commercial privacy vary considerably in different jurisdictions, and regulatory and public expectations regarding the definition and scope of consumer and commercial privacy may remain fluid into the future. It is possible that these laws may be interpreted and applied by various jurisdictions in a manner that is inconsistent with our current or future practices, or that is inconsistent with one another. We face regulatory, reputational and operational risks if personal, confidential or proprietary information of customers or clients in our possession is mishandled or misused.
We could suffer significant reputational harm if we fail to properly identify and manage potential conflicts of interest. Management of potential conflicts of interest has become increasingly complex as we expand our business activities through more numerous transactions, obligations and interests with and among our clients. The failure to adequately address, or the perceived failure to adequately address, conflicts of interest could affect the willingness of clients to deal with us, or give rise to litigation or enforcement actions, which could adversely affect our businesses.

Our actual or perceived failure to address these and other issues gives rise to reputational risk that could cause significant harm to us and our business prospects, including failure to properly address operational risks. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions, legal risks and reputational harm, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses.
Our ability to attract and retain qualified employees is critical to the success of our businesses and failure to do so could adversely affect our business prospects, including our competitive position and results of operations.  Our performance is heavily dependent on the talents and efforts of highly skilled individuals. Competition for qualified personnel within the financial services industry and from businesses outside the financial services industry has been, and is expected to continue to be, intense. Our competitors include non-U.S.-based institutions and institutions otherwise not subject to compensation and hiring regulations imposed on U.S. institutions and financial institutions in particular. The difficulty we face in competing for key personnel is exacerbated in emerging markets, where we are often competing for qualified employees with entities that may have a significantly greater presence or more extensive experience in the region.
In order to attract and retain qualified personnel, we must provide market-level compensation. As a subsidiary of Bank of America, we may be subject to limitations on compensation practices (which may or may not affect our competitors) by regulators in the U.S. or around the world. Any future limitations on executive compensation imposed by legislation or regulation could adversely affect our ability to attract and maintain qualified employees. Furthermore, a substantial portion of our annual bonus compensation paid to our senior employees has in recent years taken the form of long-term equity awards. The value of long-term equity awards to senior employees generally has been negatively affected by the significant decline in the market price of Bank of America's common stock. If we are unable to continue to attract and retain qualified individuals, our business prospects, including our competitive position and results of operations, could be adversely affected.
In addition, if we fail to retain the wealth advisors that we employ in our wealth and investment management business, particularly those with significant client relationships, such failure could result in a significant loss of clients or the withdrawal of significant client assets. Any such loss or withdrawal could adversely impact our wealth and investment management business activities and our financial condition, results of operations and cash flows.

We may not be able to achieve expected cost savings from cost-saving initiatives, including from Project New BAC, or in accordance with currently anticipated time frames. We are currently engaged in numerous efforts to achieve certain cost savings, including, among other things, Project New BAC.
Project New BAC is a two-phase, enterprise-wide initiative to simplify and streamline workflows and processes, align businesses and costs more closely with Bank of America's overall strategic plan and operating principles, and increase revenues. Phase 1 focused on Bank of America's consumer businesses and related support, technology and operations functions. Phase 2 focuses on businesses and related support, technology and operations functions not subject to evaluation in Phase 1. All aspects of Project New BAC are expected to be implemented by the end of 2014.
We may be unable to fully realize the cost savings and other anticipated benefits from our cost saving initiatives, or in accordance with currently anticipated timeframes.
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
Risks Related to Risk Management
Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses.  Our risk management framework is designed to minimize risk and loss to us. We seek to identify, measure, monitor, report and control our exposure to the types of risk to which we are subject, including strategic, credit, market, liquidity, compliance, operational and reputational risks, among others. While we employ a broad and diversified set of risk monitoring and mitigation techniques, those techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Recent economic conditions, heightened legislative and regulatory scrutiny of the financial services industry and increases in the overall complexity of our operations, among other developments, have resulted in a heightened level of risk for us. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage these risks, including all correlations and downstream secondary or follow-on effects that occur.

A failure in or breach of our operational or security systems or infrastructure, or those of third parties with which we do business, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses. Any such failure also could have a material adverse effect on our business, financial condition and results of operations.  Our business is highly dependent on our ability to process, record and monitor, on a continuous basis, a large number of transactions, many of which are highly complex, across numerous and diverse markets in many currencies. The potential for operational risk exposure exists throughout our organization, including losses resulting from unauthorized trades by any employees.
Integral to our performance is the continued efficacy of our internal processes, systems, relationships with third parties and the vast array of employees and key executives in our day-to-day and ongoing operations. With regard to the physical infrastructure and systems that support our operations, we have taken measures to implement backup systems and other safeguards, but our ability to conduct business may be adversely affected by any significant and widespread disruption to our infrastructure or systems. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our ability to process these transactions or provide these services. There could be sudden increases in customer transaction volume; electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and cyber attacks. We continuously update these systems to support our operations and growth. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones.
Information security risks for large financial institutions such as Bank of America and Merrill Lynch have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. Our operations rely on the secure processing, transmission and storage of confidential, proprietary and other information in our computer systems and networks. We rely on our digital technologies, computer and email systems, software, and networks to conduct our operations. In addition, to access our products and services, our customers may use personal smartphones, tablet PCs, and other mobile devices that are beyond our control systems. Our technologies, systems, networks, and our customers' devices have been subject to, and are likely to continue to be the target of, cyber attacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers' confidential, proprietary and other information, or otherwise disrupt our or our customers' or other third parties' business operations. Because of our prominence, we believe that such attacks may continue.

Although to date we have not experienced any material losses relating to cyber attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the prominent size and scale of Bank of America and Merrill Lynch and their roles in the financial services industry, their expanded geographic footprint and international presence, the outsourcing of some of their business operations, the continued uncertain global economic environment, and system and customer account conversions. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.
In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. In recent years, there has been significant consolidation among clearing agents, exchanges and clearing houses and increased interconnectivity of multiple financial institutions with central agents, exchanges and clearing houses. This consolidation and interconnectivity increases the risk of operational failure, on both individual and industry-wide bases, as disparate complex systems need to be integrated, often on an accelerated basis. Any such failure, termination or constraint could adversely affect our ability to effect transactions, service our clients, manage our exposure to risk or expand our businesses and could have a significant adverse impact on our liquidity, financial condition and results of operations.

Disruptions or failures in the physical infrastructure or operating systems that support our business and customers, or cyber attacks or security breaches of the networks, systems or devices that our customers use to access our products and services could result in the loss of customers and business opportunities, legal liability, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, any of which could materially adversely affect our business, financial condition and results of operations.
Risk of Being an International Business
We are subject to numerous political, economic, market, reputational, operational, legal, regulatory and other risks in the non-U.S. jurisdictions in which we operate which could adversely impact our businesses, financial condition and results of operations.  We do business throughout the world, including in developing regions of the world commonly known as emerging markets. Our businesses and revenues derived from non-U.S. jurisdictions are subject to risk of loss from currency fluctuations, social or judicial instability, changes in governmental policies or policies of central banks, expropriation, nationalization and/or confiscation of assets, price controls, capital controls, exchange controls, other restrictive actions, unfavorable political and diplomatic developments and changes in legislation. These risks are especially acute in emerging markets. Many non-U.S. jurisdictions in which we do business have been negatively impacted by recessionary conditions. While a number of these jurisdictions are showing signs of recovery, others continue to experience increasing levels of stress. In addition, the increasing potential risk of default on sovereign debt in some non-U.S. jurisdictions could expose us to substantial losses. Risks in one country can affect our operations in another country or countries, including our operations in the U.S. As a result, any such unfavorable conditions or developments could have an adverse impact on our businesses, financial condition and results of operations.
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
We are subject to geopolitical risks, including acts or threats of terrorism, and actions taken by the U.S. or other governments in response thereto and/or military conflicts that could adversely affect business and economic conditions abroad as well as in the U.S.
Risk from Accounting Changes
Changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies could adversely affect our financial condition and results of operations.  Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and results of operations and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. If those assumptions, estimates or judgments were incorrectly made, we could be required to correct and restate prior-period financial statements.

Accounting standard-setters and those who interpret the accounting standards (such as the Financial Accounting Standards Board, the SEC and our independent registered public accounting firm) may also amend or even reverse their previous interpretations or positions on how various standards should be applied. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in Merrill Lynch needing to revise and republish prior-period financial statements. For further information on some of our critical accounting policies and standards and recent accounting changes, see Note 1 to the Consolidated Financial Statements.
Risk of Being a Wholly-Owned Subsidiary
We are a direct wholly-owned subsidiary of Bank of America and therefore are subject to strategic decisions of Bank of America and affected by Bank of America’s performance.  We are fundamentally affected by our relationship with Bank of America. As a direct wholly-owned subsidiary of Bank of America, we are subject to a wide range of possible strategic decisions that Bank of America may make from time to time. Those strategic decisions could include the level and types of financing and other support made available to us by Bank of America. In addition, circumstances and events affecting Bank of America can significantly affect us. For example, the primary drivers of our credit ratings are Bank of America’s credit ratings, and when rating agencies take actions regarding Bank of America’s credit ratings and outlooks, they generally take the same actions with respect to our ratings and outlooks. Also, we have several borrowing arrangements and a globally coordinated funding strategy with Bank of America. Significant changes in Bank of America’s strategy or its relationship with us could have a material adverse effect on our business. Material adverse changes in the performance of Bank of America or its other subsidiaries could have a material adverse effect on our results of operations, financial condition and liquidity. We are indirectly exposed, therefore, to many of the risks to which Bank of America is directly exposed. Bank of America has not assumed or guaranteed the long-term debt that was issued or guaranteed by ML & Co. or its subsidiaries prior to the acquisition of Merrill Lynch by Bank of America.
As a wholly-owned subsidiary of Bank of America, a bank holding company that is also a financial holding company, we are subject to the oversight of, and inspection by, the Federal Reserve. If Bank of America does not comply with regulatory requirements applicable to banking institutions with respect to regulatory capital, capital ratios and liquidity and required increases in the foregoing, our liquidity would be adversely affected. In order to comply with such requirements, Bank of America may be required to liquidate company assets, among other actions. Our activities are limited to those that are permissible for Bank of America under applicable laws and regulations. As a financial holding company, Bank of America (directly or through its subsidiaries) may engage in activities that are “financial in nature.” Bank of America’s status as a financial holding company requires, among other conditions, that each of its subsidiary insured depository institutions be well-capitalized and well-managed. Failure to satisfy these conditions may result in the Federal Reserve limiting the activities of Bank of America, which thereby could restrict our current business activities, require divestiture of certain of our assets and operations or limit potential future strategic plans.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties

As of December 31, 2011, our principal offices and other materially important properties consisted of the following:

Facility Name	Location	General Character of the Physical Property	Property Status	Property Sq. Ft. (1)
4 World Financial Center	New York, NY	34 Story Building	Leased	1,806,365
2 World Financial Center	New York, NY	44 Story Building	Leased	504,896
Hopewell Campus	Hopewell, NJ	8 Building Campus with 4 Ancillary Buildings	Owned	1,787,811
Jacksonville Campus	Jacksonville, FL	4 Building Campus	Owned	577,402
Merrill Lynch Financial Center	London, UK	4 Building Campus	Leased	568,307
Nihonbashi 1-Chome Building	Tokyo, Japan	24 Story Building	Leased	263,723

(1) For leased properties, Property Sq. Ft. represents the square footage occupied by Merrill Lynch.

Our principal executive offices are located at Bank of America Corporate Center in Charlotte, North Carolina, which is owned by one of Bank of America's subsidiaries. In addition, we have employees located at Bank of America Tower at One Bryant Park in New York, New York.

We believe our owned and leased properties are adequate for our business needs and are well maintained. We continue to evaluate our owned and leased real estate and may determine from time to time that certain of our premises and facilities, or ownership structures, are no longer necessary for our operations. In connection therewith, we are evaluating the sale or sale / leaseback of certain properties and we may incur costs in connection with any such transactions.

Item 3.	Legal Proceedings
Refer to "Litigation and Regulatory Matters" in Note 14 to the Consolidated Financial Statements in Part II, Item 8, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
ML & Co. made no purchases of its common stock during the year ended December 31, 2011. There were 1,000 shares of ML & Co. common stock outstanding as of December 31, 2011, all of which were held by Bank of America Corporation.
Dividends Per Common Share
As of the date of this report, Bank of America is the sole holder of the outstanding common stock of ML & Co. There is no trading market for ML & Co. common stock. No cash dividends were declared or paid for the years ended December 31, 2011 and 2010. With the exception of regulatory restrictions on subsidiaries’ abilities to pay dividends, there were no restrictions on ML & Co.’s present ability to pay dividends on common stock, other than ML & Co.’s obligation to make payments on its junior subordinated debt related to trust preferred securities, and the governing provisions of Delaware General Corporation Law.
Securities Authorized for Issuance under Equity Compensation Plans
There are no equity securities of ML & Co. that are authorized for issuance under any equity compensation plans. Refer to Note 15 and Note 16 of the Consolidated Financial Statements for further information on employee benefit and equity compensation plans.

Item 6.	Selected Financial Data
Not required pursuant to General Instruction I (2).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report on Form 10-K, the documents that it incorporates by reference and the documents into which it may be incorporated by reference may contain, and from time to time Merrill Lynch & Co., Inc. (“ML & Co. and, together with its subsidiaries, “Merrill Lynch,” the “Company,” "we,” “our” or “us”) and its management may make certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, “we,” “us” and “our” may refer to ML & Co. individually, ML & Co. and its subsidiaries, or certain of ML & Co.'s subsidiaries or affiliates. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “expects,” “anticipates,” “believes,” “estimates,” “targets,” “intends,” “plans,” “goal” and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.” The forward-looking statements made represent the current expectations, plans or forecasts of Merrill Lynch regarding its future results and revenues and future business and economic conditions more generally, including statements concerning: the potential impacts of the European Union ("EU") sovereign debt crisis; the impact of the United Kingdom (the "U.K.") 2011 Finance Bill and review by the U.K. Financial Services Authority; the charge to income for each one percent reduction in the U.K. corporate income tax rate; the planned schedule and details for implementation and completion of, and the expected impact from, Phase 1 and Phase 2 of Project New BAC, including expected reductions in employment levels; the belief that the representations and warranties provision recorded in the year ended December 31, 2011 has provided for a substantial portion of Merrill Lynch's non-government sponsored enterprises ("GSEs") repurchase claims; the estimated range of possible loss for non-GSE representations and warranties exposure as of December 31, 2011 of up to $0.5 billion over existing accruals; Merrill Lynch's intention to vigorously contest any requests for repurchase for which it concludes that a valid basis does not exist; the net recovery projections for credit default swaps with monoline financial guarantors; the impact on economic conditions and Merrill Lynch arising from further changes to the credit rating or perceived creditworthiness of instruments issued, insured or guaranteed by the U.S. government, or of institutions, agencies or instrumentalities directly linked to the U.S. government; the realizability of deferred tax assets prior to expiration of any carryforward periods; credit trends and conditions, including credit losses, credit reserves, charge-offs, delinquency trends and nonperforming asset levels; investment banking fees; sales and trading revenues; liquidity; the revenue impact resulting from, and any mitigation actions taken in response to, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”), including, but not limited to, the Volcker Rule; that it is our objective to maintain high-quality credit ratings; the estimated range of possible loss from and the impact on Merrill Lynch of various legal proceedings discussed in Note 14 to the Consolidated Financial Statements; our estimates of contributions to be made to pension plans; our interest rate risk management strategies and models; our trading risk management processes; and other matters relating to Merrill Lynch. The foregoing is not an exclusive list of all forward-looking statements we make. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond our control. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, under Item 1A. “Risk Factors” of this report, and in any of ML & Co.'s subsequent Securities and Exchange Commission (“SEC”) filings: Merrill Lynch's ability to resolve its representations and warranties obligations, and any related servicing, securities, fraud, indemnity or other claims with monolines, and private-label investors and other investors, including those monolines and investors from whom Merrill Lynch has not yet received claims or with whom it has not yet reached any resolutions; the identification and effectiveness of any initiatives to mitigate the negative impact of the Financial Reform Act; and decisions to downsize, sell or close units or otherwise change the business mix of Merrill Lynch.

Forward-looking statements speak only as of the date they are made, and Merrill Lynch undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

The Notes to the Consolidated Financial Statements referred to in Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") are incorporated by reference into MD&A. Certain prior-period amounts have been reclassified in order to conform with the current year's presentation.

Introduction

Merrill Lynch was founded in 1914 and became a publicly traded company on June 23, 1971. In 1973, the holding company ML & Co. was created. Through our subsidiaries, we are one of the world's leading capital markets, advisory and wealth management companies. We are a leading global trader and underwriter of securities and derivatives across a broad range of asset classes, and we serve as a strategic advisor to corporations, governments, institutions and individuals worldwide.

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

As discussed below, on November 1, 2010, Banc of America Securities Holdings Corporation (“BASH”), a wholly-owned subsidiary of Bank of America, merged into ML & Co., with ML & Co. as the surviving corporation (the “BASH Merger”). In accordance with Accounting Standards Codification (“ASC”) 805-10, Business Combinations, Merrill Lynch's Consolidated Financial Statements appearing in Part II, Item 8 of this Form 10-K include the historical results of BASH and subsidiaries as if the BASH Merger had occurred as of January 1, 2009, the date at which both entities were first under the common control of Bank of America. Merrill Lynch has recorded the assets and liabilities acquired in connection with the BASH Merger at their historical carrying values.

Merger With BASH

As a result of the BASH Merger, Banc of America Securities LLC (“BAS”), a wholly-owned broker-dealer subsidiary of BASH, became a wholly-owned broker-dealer subsidiary of ML & Co. Subsequently, on November 1, 2010, BAS was merged into Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned broker-dealer subsidiary of ML & Co., with MLPF&S as the surviving corporation in the merger (the “MLPF&S Merger”). As a result of the MLPF&S Merger, MLPF&S remained a direct wholly-owned broker-dealer subsidiary of ML & Co. and an indirect wholly-owned broker-dealer subsidiary of Bank of America.

Business Segments

Pursuant to ASC 280, Segment Reporting, operating segments represent components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. The business activities of Merrill Lynch are included within certain of the operating segments of Bank of America. Detailed financial information related to the operations of Merrill Lynch, however, is not provided to Merrill Lynch's chief operating decision maker. As a result, Merrill Lynch does not contain any identifiable operating segments under Segment Reporting, and therefore the financial information of Merrill Lynch is presented as a single segment.

Form 10-K Presentation

As a result of the acquisition of Merrill Lynch by Bank of America, certain information is not required in this Form 10-K as permitted by General Instruction I (2) of Form 10-K. We have also abbreviated MD&A as permitted by General Instruction I (2).

EXECUTIVE OVERVIEW

We reported a net loss of $1.7 billion for the year ended December 31, 2011 as compared with net earnings of $3.8 billion in the year ended December 31, 2010. Revenues, net of interest expense (“net revenues”) for 2011 were $24.3 billion compared with $27.8 billion in 2010. Our pre-tax loss was $4.7 billion in 2011 compared with pre-tax earnings of $3.9 billion in 2010.

Our results for the year ended December 31, 2011 primarily reflected lower principal transactions revenues associated with our trading activities, lower other revenues, and higher non-interest expenses, including higher intercompany service fees from Bank of America and higher compensation and benefits expense.

Our results for the year ended December 31, 2011 were also adversely affected by a $2.7 billion representations and warranties provision. On June 28, 2011, Bank of America and certain of its non-Merrill Lynch subsidiaries entered into a settlement agreement (that is subject to final court approval and certain other conditions) to resolve, among other claims, all outstanding and potential claims related to alleged representations and warranties breaches (including repurchase claims) with respect to a number of non-GSE residential mortgage-backed securitization trusts. As a result of the experience gained by Bank of America and certain of its non-Merrill Lynch affiliates from this settlement agreement, Merrill Lynch determined that it had sufficient experience to record the $2.7 billion liability for representations and warranties related to its repurchase exposure on private-label securitizations during the quarter ended June 30, 2011. See “Off-Balance Sheet Exposures - Representations and Warranties” for further information.

The declines in net earnings and net revenues for the year ended December 31, 2011 were partially offset by higher managed account and other fee-based revenues. There was also an increase in revenues associated with the valuation of certain of our long-term debt liabilities as compared with the prior year. During the year ended December 31, 2011, we recorded net gains of $2.0 billion due to the impact of the widening of Merrill Lynch's credit spreads on the carrying value of certain of our long-term debt liabilities, primarily structured notes, while in the year ended December 31, 2010, we recorded net losses of $0.1 billion due to the narrowing of our credit spreads.

Our net loss applicable to our common shareholder was $1.7 billion for the year ended December 31, 2011 compared with net earnings of $3.6 billion in the prior year. On October 15, 2010, all of ML & Co.'s outstanding Series 2 and Series 3 Mandatory Convertible Non-Cumulative Preferred Stock automatically converted into Bank of America common stock in accordance with the terms of those securities. Immediately upon conversion, dividends on such shares of preferred stock ceased to accrue, the rights of holders of such preferred stock ceased, and the persons entitled to receive the shares of Bank of America common stock were treated for all purposes as having become the record and beneficial owners of shares of Bank of America common stock. As a result of the conversion, there were no preferred stock dividends recorded during the year ended December 31, 2011. Preferred stock dividends of $134 million were recorded in the year ended December 31, 2010. See Note 13 to the Consolidated Financial Statements for further information.

Transactions with Bank of America

We have entered into various transactions with Bank of America, including transactions in connection with certain sales and trading and financing activities as well as the allocation of certain shared services. Total net revenues and non-interest expenses related to transactions with Bank of America for the year ended December 31, 2011 were $1.3 billion and $2.5 billion, respectively. Such net revenues and non-interest expenses for the year ended December 31, 2010 were $906 million and $807 million, respectively. Net revenues and non-interest expenses for the year ended December 31, 2011 reflect increased intercompany service fee revenues and expenses from Bank of America resulting from the integration of Bank of America's and Merrill Lynch's methodologies for allocating revenues and expenses associated with shared services to their subsidiaries. The net revenues related to transactions with Bank of America for the year ended December 31, 2010 included a gain of $280 million from the sale of approximately $11 billion of available-for-sale securities to Bank of America. These transfers were made to enable Bank of America or its non-Merrill Lynch subsidiaries to more efficiently manage the existing portfolio of similar available-for-sale securities. In addition, as discussed below, net revenues for the year ended December 31, 2010 included a gain of approximately $600 million from the sale of Bloomberg Inc. notes to Bank of America. See Note 2 to the Consolidated Financial Statements for further information.

Merger with BASH

See “Introduction - Merger With BASH” for further information on this transaction.

Sale of Bloomberg Inc. Notes

In July 2008, Merrill Lynch sold its 20% ownership stake in Bloomberg, L.P. to Bloomberg Inc. A portion of the consideration we received was notes issued by Bloomberg Inc., the general partner and owner of substantially all of Bloomberg, L.P. The notes represent senior unsecured obligations of Bloomberg Inc. In December 2010, Merrill Lynch sold the Bloomberg Inc. notes to a subsidiary of Bank of America at fair value. As a result of the sale, we recorded a gain of approximately $600 million, which is included within Other revenues in the Consolidated Statement of (Loss) Earnings for the year ended December 31, 2010.

Other Events

Credit Ratings

On December 15, 2011, Fitch Ratings ("Fitch") downgraded Bank of America's and ML & Co.'s long-term and short-term debt ratings as a result of Fitch's decision to lower its "support floor" for systemically important U.S. financial institutions. On November 29, 2011, Standard & Poor's Ratings Services ("S&P") downgraded Bank of America's and ML & Co.'s long-term and short-term debt ratings as a result of S&P's implementation of revised methodologies for determining Banking Industry Country Risk Assessments and bank ratings. On September 21, 2011, Moody's Investors Service, Inc. ("Moody's") downgraded Bank of America's and ML & Co.'s long-term and short-term debt ratings as a result of Moody's lowering the amount of uplift for potential U.S. government support it incorporates into ratings. On February 15, 2012, Moody's placed Bank of America's long-term debt ratings on review for possible downgrade as part of their review of financial institutions with global capital markets operations. Any adjustment to Bank of America's (and consequently, our) ratings will be determined based on Moody's review; however, the agency offered guidance that downgrades to Bank of America's ratings, if any, would likely be limited to one notch.

Currently, Bank of America's and ML & Co.'s long-term/short-term senior debt ratings and outlooks expressed by the rating agencies are as follows: Baa1/P-2 (negative) by Moody's; A-/A-2 (negative) by S&P; and A/F1 (stable) by Fitch. The rating agencies could make further adjustments to Bank of America's (and consequently, our) credit ratings at any time and there can be no assurance that additional downgrades will not occur.

Under the terms of certain OTC derivative contracts and other trading agreements, in the event of a downgrade of our credit ratings or certain subsidiaries' credit ratings, counterparties to those agreements may require us or certain subsidiaries to provide additional collateral, terminate these contracts or agreements, or provide other remedies.

For information regarding the risks associated with adverse changes in our credit ratings, see “Executive Overview - Other Events - Transactions with Affiliates”, “Funding and Liquidity - Credit Ratings”, Note 6 to the Consolidated Financial Statements, and Item 1A. "Risk Factors" of this Annual Report on Form 10-K.

Retirement of Certain Debt Instruments

As credit spreads for many financial institutions, including Merrill Lynch, have widened during the past year due to uncertainty and volatility in the global financial markets, the fair value of debt previously issued by financial institutions has decreased. This uncertainty in the market, evidenced by, among other things, volatility in credit spreads, makes it economically advantageous to consider purchasing and retiring certain of our outstanding debt instruments. In 2012, we completed a tender offer to purchase and retire certain subordinated notes for approximately $1.2 billion in cash and will consider additional purchases in the future depending upon prevailing market conditions, liquidity and other factors. If the purchase of any debt instruments are at an amount less than the carrying value, such purchases would be accretive to earnings.

European Union Sovereign Credit Risks

Certain European countries, including Greece, Ireland, Italy, Portugal and Spain, continue to experience varying degrees of financial stress. Uncertainty in the progress of debt restructuring negotiations and the lack of a clear resolution to the crisis has led to continued volatility in European as well as global financial markets, and if the situation worsens, may further adversely affect these markets. In December 2011, the European Central Bank (the "ECB") announced initiatives to address European bank liquidity and funding concerns by providing low-cost, three-year loans to banks, and expanding collateral eligibility. While reducing systemic risk, there remains considerable uncertainty as to future developments regarding the European debt crisis. In early 2012, S&P, Fitch and Moody's downgraded the credit ratings of several European countries, and S&P downgraded the credit rating of the European Financial Stability Facility (the “EFSF”), adding to concerns about investor appetite for continued support in stabilizing the affected countries. Our total sovereign and non-sovereign exposure to Greece, Italy, Ireland, Portugal and Spain was $2.7 billion at December 31, 2011. Our total net sovereign and non-sovereign exposure to these countries was $1.1 billion at December 31, 2011, after taking into account net credit default protection. At December 31, 2011, the fair value of net credit default protection purchased was $1.6 billion. Losses could still result because our credit protection contracts pay out only under certain scenarios. For further discussion of our direct sovereign and non-sovereign exposures in Europe, see Item 7A.“Quantitative and Qualitative Disclosures About Market Risk - Credit Risk Management” and for more information about the risks associated with our non-sovereign exposures in Europe, see Item 1A. "Risk Factors".

Project New BAC

Project New BAC is a two-phase, enterprise-wide initiative to simplify and streamline workflows and processes, align businesses and expenses more closely with Bank of America's overall strategic plan and operating principles, and increase revenues. Phase 1 evaluations, which were completed in September 2011, focused on Bank of America's consumer businesses and related support, technology and operations functions. Phase 2 evaluations began in October 2011 and are focused on businesses and related support, technology and operations functions not subject to evaluation in Phase 1. Phase 2 evaluations are expected to continue through April 2012.
Implementation of Phase 1 recommendations began in late 2011. Reductions in the areas subject to evaluation for Phase 2 have not yet been fully identified, and accordingly, potential cost savings are currently uncertain; however, they are expected to be lower than Phase 1. All aspects of New BAC are expected to be implemented by the end of 2014.
When reductions in employment levels associated with the implementation of New BAC are probable of occurring and the amounts can be reasonably estimated, the associated severance costs will be recognized. There were no material expenses related to New BAC recorded in the year ended December 31, 2011.
For further information about the risks associated with New BAC, see Item 1A. "Risk Factors".

U.K. Corporate Income Tax Rate Change

On July 19, 2011, the U.K. 2011 Finance Bill was enacted, which reduced the corporate income tax rate. As a result of the reduction, we recorded a charge of $774 million due to the remeasurement of our U.K. net deferred tax assets. For additional information, see “Results of Operations - Year Ended December 31, 2011 Compared With Year Ended December 31, 2010.”

U.K. Bank Levy

The U.K. government bank levy legislation was enacted on July 19, 2011. The rate on banks operating in the U.K. has been set at 7.5 basis points (“bps”) for short-term liabilities and 3.75 bps for long-term liabilities for 2011 and will increase to 8.8 bps for short-term liabilities and 4.4 bps for long-term liabilities beginning in 2012. The cost of the bank levy was approximately $53 million for 2011, which is non-deductible for U.K. tax purposes.

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

Limitations on Proprietary Trading

On October 11, 2011, the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Office of the Comptroller of the Currency (the “OCC”), the Federal Deposit Insurance Corporation (the “FDIC”) and the SEC, representing four of the five regulatory agencies charged with promulgating regulations implementing limitations on proprietary trading as well as the sponsorship of or investment in hedge funds and private equity funds (the “Volcker Rule”) established by the Financial Reform Act, released for comment proposed implementing regulations. On January 11, 2012, the Commodity Futures Trading Commission (the “CFTC”), the fifth agency, released for comment its proposed regulations under the Volcker Rule. The proposed regulations include clarifications to the definition of proprietary trading and distinctions between permitted and prohibited activities. The comment period for the first regulations proposed ended on February 13, 2012 and the comment period for the CFTC regulations will end in March 2012. However, in light of the complexity of the proposed regulations and the large volume of comments received (the proposal requested comments on over 1,300 questions on 400 different topics), it is not possible to predict the content of the final regulations or when they will be issued.

The statutory provisions of the Volcker Rule will become effective on July 21, 2012, whether or not the final regulations are adopted, and it gives certain financial institutions two years from the effective date, with opportunities for additional extensions, to bring activities and investments into compliance. Although we exited our stand-alone proprietary trading business as of June 30, 2011 in anticipation of the Volcker Rule and further to our initiative to optimize our balance sheet, the ultimate impact of the Volcker Rule on us remains uncertain. However, based upon the content of the proposed regulations, it is possible that the implementation of the Volcker Rule could limit or restrict our remaining trading activities. Implementation of the Volcker Rule could also limit or restrict our ability to sponsor and hold ownership interests in hedge funds, private equity funds and other subsidiary operations, increase our operational and compliance costs, reduce our trading revenues and adversely affect our results of operations. For additional information about our trading business, see “Results of Operations - Year Ended December 31, 2011 Compared With Year Ended December 31, 2010.”

Derivatives
The Financial Reform Act includes measures to broaden the scope of derivative instruments subject to regulation by requiring clearing and exchange trading of certain derivatives; imposing new capital, margin, reporting, registration and business conduct requirements for certain market participants; and imposing position limits on certain OTC derivatives. The Financial Reform Act required regulators to promulgate the rulemakings necessary to implement these regulations by July 16, 2011. However, the rulemaking process was not completed as of this date, and is not expected to conclude until well into 2012. Further, the regulators granted temporary relief from certain requirements that would have taken effect on July 16, 2011 absent any rulemaking. The SEC temporary relief is effective until final rules relevant to each requirement become effective. The CFTC temporary relief is effective until the earlier of July 16, 2012 or the date on which final rules relevant to each requirement become effective. The ultimate impact of these derivatives regulations, and the time it will take to comply, continues to remain uncertain. The final regulations will impose additional operational and compliance costs on us and may require us to restructure certain businesses, thereby negatively impacting our revenues and results of operations.
The Financial Reform Act will continue to have a significant and negative impact on our earnings through revenue reductions, higher costs and new restrictions, as well as reductions to available capital. The ultimate impact of the Financial Reform Act on our businesses and results of operations will depend on regulatory interpretation and rulemaking, as well as the success of any of our actions to mitigate the negative earnings impact of certain provisions.

Transactions with Affiliates

The terms of certain of our OTC derivative contracts and other trading agreements provide that upon the occurrence of certain specified events, such as a change in our credit ratings, we may be required to provide additional collateral or to provide other remedies, or our counterparties may have the right to terminate or otherwise diminish our rights under these contracts or agreements. Following the recent downgrade of our and other non-bank affiliates' credit ratings, we have engaged in discussions with certain derivative and other counterparties regarding their rights under these agreements. In response to counterparties' inquiries and requests, we have discussed and in some cases substituted derivative contracts and other trading agreements, including naming our affiliate, Bank of America, N.A. ("BANA") as the new counterparty. Our ability to substitute or make changes to these agreements to meet counterparties' requests may be subject to certain limitations, including counterparty willingness, regulatory limitations on naming BANA as the new counterparty, and the type or amount of collateral required. It is possible that such limitations on our ability to substitute or make changes to these agreements, including naming BANA as the new counterparty, could adversely affect our results of operations.

Other Matters

Bank of America and Merrill Lynch have established guidelines and policies for managing capital across their respective subsidiaries. The guidance for our subsidiaries with regulatory capital requirements, including branch operations of banking subsidiaries, requires each entity to maintain satisfactory capital levels. In the U.K., the Financial Services Authority (the “FSA”) has issued proposed rules requiring the submission of significant information about certain U.K. incorporated subsidiaries (including information on intra-group dependencies and legal entity separation) to allow the FSA to develop resolution plans. As a result of the FSA review, we could be required to take certain actions over the next several years, which could impose operational costs and potentially could result in the restructuring of certain businesses and subsidiaries.

RESULTS OF OPERATIONS
(dollars in millions, except per share amounts)
	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	% Change between the Year Ended December 31, 2011 and the Year Ended December 31, 2010
Revenues
Principal transactions	$5,928	$7,074	(16)%
Commissions	5,698	5,760	(1)
Managed account and other fee-based revenues	5,203	4,516	15
Investment banking	5,179	5,313	(3)
Earnings from equity method investments	347	898	(61)
Intercompany service fee revenue from BAC	925	279	N/M
Other revenues(1)	1,796	4,324	(58)
Subtotal	25,076	28,164	(11)
Interest and dividend revenues	8,003	9,303	(14)
Less interest expense	8,785	9,621	(9)
Net interest expense	(782)	(318)	N/M
Revenues, net of interest expense	24,294	27,846	(13)
Non-interest expenses:
Compensation and benefits	15,773	15,069	5
Communications and technology	1,771	1,993	(11)
Occupancy and related depreciation	1,367	1,395	(2)
Brokerage, clearing, and exchange fees	1,121	1,022	10
Advertising and market development	500	444	13
Professional fees	1,029	986	4
Office supplies and postage	126	157	(20)
Provision for representations and warranties	2,731	(120)	N/M
Intercompany service fee expense from BAC	2,320	538	N/M
Other	2,250	2,439	(8)
Total non-interest expenses	28,988	23,923	21
Pre-tax (loss) earnings	(4,694)	3,923	N/M
Income tax (benefit) expense	(2,946)	147	N/M
Net (loss) earnings	$(1,748)	$3,776	N/M
Preferred stock dividends	—	134	N/M
Net (loss) earnings applicable to common stockholder	$(1,748)	$3,642	N/M

(1)
Amounts include other income and other-than-temporary impairment losses on available-for-sale debt securities. The other-than-temporary impairment losses were $59 million and $172 million for the years ended December 31, 2011 and December 31, 2010, respectively.

N/M = Not meaningful.

Consolidated Results of Operations

Our net loss for the year ended December 31, 2011 was $1.7 billion compared with net earnings of $3.8 billion for the year ended December 31, 2010. Net revenues for 2011 were $24.3 billion compared with $27.8 billion in 2010.

Year Ended December 31, 2011 Compared With Year Ended December 31, 2010

Principal transactions revenues include both realized and unrealized gains and losses on trading assets and trading liabilities and investment securities classified as trading. Principal transactions revenues were $5.9 billion for the year ended December 31, 2011 compared with $7.1 billion for the year ended December 31, 2010. The decrease primarily reflected lower trading revenues across most of our businesses as compared with the prior year, primarily in our mortgage, credit and rates and currencies businesses, as well as a decline in proprietary trading revenues due to the exit of our stand-alone proprietary trading business. Market conditions were generally difficult throughout 2011 as a result of concerns over global and U.S economic conditions, regulatory uncertainty and the implications of the European sovereign debt crisis. Such conditions contributed to heightened market volatility and increased risk aversion among investors. Revenues from mortgage products declined as a result of losses due to the difficult market conditions that existed during the year ended December 31, 2011, as well as from credit valuation adjustments related to financial guarantors. Revenues from credit products decreased and reflected the more difficult trading environment in 2011, including widening credit spreads, significant levels of volatility in the credit markets and decreased liquidity and client activity as a result of the European sovereign debt crisis. Revenues from rates and currency products declined and were also impacted by the difficult market conditions that existed during the year, including the European sovereign debt crisis and continued concerns about the economic recovery in the U.S. and globally. In addition, as discussed below, principal transaction revenues from proprietary trading declined by $0.8 billion due to the exit of our stand-alone proprietary trading business as of June 30, 2011. These declines in principal transactions revenues were partially offset by an increase in revenue associated with the valuation of certain of our liabilities. In the year ended December 31, 2011, we recorded net gains of $2.0 billion due to the impact of the widening of Merrill Lynch's credit spreads on the carrying value of certain of our long-term debt liabilities, primarily structured notes, as compared with net losses of $0.1 billion from such long-term debt liabilities recorded in the year ended December 31, 2010 due to the narrowing of our credit spreads. In addition, we recorded revenues of $0.5 billion in the year ended December 31, 2011 due to valuation adjustments associated with the consideration of our own creditworthiness in the fair value of certain derivative liabilities, an increase of $0.4 billion from the prior year as our credit spreads widened during 2011.

Included in principal transactions revenues are net revenues associated with activities we have identified as “proprietary trading,” which was conducted separately from our customer trading activities. Our stand-alone proprietary trading operations engaged in trading activities in a variety of products, including stocks, bonds, currencies and commodities. In response to developments relating to the Volcker Rule, we have exited our stand- alone proprietary trading business as of June 30, 2011. The revenues from these operations for the year ended December 31, 2011 were $442 million, of which $418 million were included within principal transactions revenues. The revenues from these operations for the year ended December 31, 2010 were $1.4 billion, of which $1.2 billion were included within principal transactions revenues. The remainder of the revenues for these operations were primarily recorded within net interest revenues. See also “Executive Overview - Other Events - Financial Reform Act - Limitations on Proprietary Trading.”

Net interest income (expense) is a function of (i) the level and mix of total assets and liabilities, including trading assets, deposits, financing and lending transactions, and trading strategies associated with our businesses, and (ii) the prevailing level, term structure and volatility of interest rates. Net interest income (expense) is an integral component of trading activity. In assessing the profitability of our client facilitation and trading activities, we view principal transactions and net interest income (expense) in the aggregate as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause the mix of principal transactions and net interest income (expense) to fluctuate from period to period. Net interest expense was $782 million for the year ended December 31, 2011 as compared with net interest expense of $318 million in the year ended December 31, 2010. The increase in net interest expense was primarily due to lower net interest revenues generated from our trading activities, partially offset by lower financing costs.

Commissions revenues primarily arise from agency transactions in listed and OTC equity securities and commodities and options. Commissions revenues also include distribution fees for promoting and distributing mutual funds. Commissions revenues were $5.7 billion for the year ended December 31, 2011, a decrease of 1% from the prior year. The decline reflected marginally lower revenues from both our global markets and global wealth management businesses.

Managed account and other fee-based revenues primarily consist of asset-priced portfolio service fees earned from the administration of separately managed and other investment accounts for retail investors, annual account fees, and certain other account-related fees. Managed account and other fee-based revenues were $5.2 billion for the year ended December 31, 2011, an increase of 15% from the prior year period. The increase was driven by higher fee-based revenues from our global wealth management activities, reflecting higher levels of fee-based assets from which such revenues are generated as well as increased revenues from fees on new accounts and asset management fees. The increase in fee-based assets was due to both strong client flows into long-term products and market appreciation.

Investment banking revenues include (i) origination revenues representing fees earned from the underwriting of debt, equity and equity-linked securities, as well as loan syndication and commitment fees and (ii) advisory services revenues including merger and acquisition and other investment banking advisory fees. Total investment banking revenues were $5.2 billion for the year ended December 31, 2011, a decrease of 3% from the prior year. Underwriting revenues decreased 8% to $4.0 billion, largely driven by lower fees from debt capital markets, particularly in leveraged finance. Revenues from equity issuances also declined due to difficult market conditions.
Revenues from advisory services increased 22% to $1.2 billion. Investment banking revenues from transactions involving Bank of America were $322 million in the year ended December 31, 2011 and $212 million in the year ended December 31, 2010.

In 2012, our sales and trading revenue and investment banking fees may continue to be adversely affected by lower client activity and challenging market conditions as a result of, among other things, the European sovereign debt crisis, uncertainty regarding the outcome of the evolving domestic regulatory landscape, our credit ratings and market volatility.

Earnings from equity method investments include our pro rata share of income and losses associated with investments accounted for under the equity method of accounting. Earnings from equity method investments were $347 million for the year ended December 31, 2011 compared with $898 million for the year ended December 31, 2010. The decrease reflected lower revenues from certain equity method investments, primarily BlackRock, Inc. (“BlackRock”). In November 2010, we sold a substantial portion of our investment in BlackRock, which reduced our economic interest in BlackRock from approximately 34% to approximately 7%. As a result of this transaction, we no longer accounted for our investment in BlackRock under the equity method. Earnings from equity method investments in 2010 included a gain of $90 million associated with this sale. Refer to Note 8 to the Consolidated Financial Statements for further information on equity method investments.

Intercompany service fee revenues from Bank of America include revenues associated with the provision of certain shared business activities with Bank of America. Intercompany service fee revenues from Bank of America were $925 million in the year ended December 31, 2011 compared with $279 million in the prior year. The increase was driven by higher fees earned from Bank of America in connection with certain shared brokerage and trading activities.

Other revenues include gains and losses on investment securities, including certain available-for-sale securities, gains and losses on private equity investments, and gains and losses on loans and other miscellaneous items. Other revenues were $1.8 billion in the year ended December 31, 2011 as compared with $4.3 billion in the year ended December 31, 2010. The decrease included lower gains from certain private equity and other investments, as well as lower gains associated with the sale of certain available-for-sale securities. In addition, the results for 2010 included a gain of approximately $600 million associated with the sale of Bloomberg Inc. notes to Bank of America. These decreases were partially offset by a pre-tax gain of $377 million resulting from the June 2011 sale of our remaining investment in BlackRock.

Compensation and benefits expenses were $15.8 billion in the year ended December 31, 2011, an increase of 5% from the prior year period. The increase included higher amortization expense associated with stock-based compensation awards, including awards granted to retirement-eligible employees, as compared with the prior year. Salary and other compensation costs also increased, which was related to investments in infrastructure. These increases were partially offset by lower incentive-based compensation expense as compared with the prior year, reflecting a decline in net revenues (adjusted for net revenues associated with the impact of changes in our credit spreads on the valuation of certain of our long-term debt and derivative liabilities). The increase was also partially offset by a charge for an incremental U.K. employer payroll tax that was recorded in 2010. In April 2010, the U.K. enacted into law a one-time employer payroll tax on bonuses awarded to employees of applicable banking entities between December 9, 2009 and April 5, 2010. The impact of this tax was approximately $330 million and was included in our compensation and benefits expense for the year ended December 31, 2010.

Non-compensation expenses were $13.2 billion in the year ended December 31, 2011 compared with $8.9 billion in the prior year period. Non-compensation expenses in 2011 included a $2.7 billion provision for representations and warranties. See “Off-Balance Sheet Exposures - Representations and Warranties” for further information. Communications and technology expenses were $1.8 billion, a decrease of 11% primarily due to lower costs for technology equipment and systems consulting. Brokerage, clearing and exchange fees were $1.1 billion, an increase of 10%, due primarily to higher brokerage and other fees associated with the global markets business. Advertising and market development expenses were $500 million, an increase of 13%, due primarily to higher travel and entertainment and marketing and promotional costs. Intercompany service fee expenses from Bank of America were $2.3 billion in the year ended December 31, 2011 compared with $0.5 billion in the prior year. Beginning in 2011, Bank of America and Merrill Lynch integrated their methodologies for allocating expenses associated with shared services to their subsidiaries. As a result of this integration, during 2011 Merrill Lynch incurred a higher level of intercompany service fees from Bank of America as compared with the prior year. Other expenses were $2.3 billion, a decrease of 8% from the prior year. The decrease included lower expense associated with non-controlling interests of certain principal investments as well as a prior year loss of $190 million associated with a real estate private equity fund that we deconsolidated during the fourth quarter of 2010, partially offset by higher litigation-related expenses.

The income tax benefit for the year ended December 31, 2011 was $2.9 billion compared with an income tax expense of $147 million for the year ended December 31, 2010, resulting in effective tax rates of 62.8% and 3.8%, respectively. The 2011 effective tax rate was higher than for 2010 as the impact of net tax benefit items described below increased the income tax benefit recorded on the 2011 pre-tax loss whereas for 2010 net tax benefits decreased tax expense recorded on pre-tax income.

The income tax rate for 2011 was driven by a $1.0 billion release of the remaining valuation allowance provided for capital loss carryforward tax benefits and a benefit of $593 million for planned realization of previously unrecognized deferred tax assets related to the tax basis in certain subsidiaries. These benefits were partially offset by the $774 million charge due to the U.K. corporate income tax rate reduction discussed below and by a $258 million charge to establish a valuation allowance for a portion of certain non-U.S. deferred tax assets.

The 2010 income tax rate was driven by a $1.7 billion release of a valuation allowance provided for capital loss carryforward tax benefits and recurring tax preference items, partially offset by a $386 million charge for a one percent reduction to the U.K. tax rate enacted during 2010.

On July 19, 2011, the U.K. 2011 Finance Bill was enacted, which reduced the U.K. corporate income tax rate by one percent to 26% beginning on April 1, 2011, and then to 25% effective April 1, 2012. These rate reductions will favorably affect income tax expense on future U.K. earnings but also required us to remeasure our U.K. net deferred tax assets using the lower tax rates. As noted above, the income tax expense for 2011 included a $774 million charge for the remeasurement. If U.K. corporate income tax rates were to be reduced to 23% by 2014, as suggested in U.K Treasury announcements and assuming no change in the deferred tax asset balance, a charge to income tax expense of approximately $400 million for each one percent reduction in the rate would result in each period of enactment (for a total of approximately $800 million).

OFF-BALANCE SHEET EXPOSURES
As a part of our normal operations, we enter into various off-balance sheet arrangements that may require future payments. The table and discussion below outline our significant off-balance sheet arrangements, as well as their future expirations, as of December 31, 2011. Refer to Note 14 to the Consolidated Financial Statements for further information.

(dollars in millions)
	Expiration
	Maximum Payout	Less than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Standby liquidity facilities	$761	$186	$555	$3	$17
Residual value guarantees	320	—	320	—	—
Standby letters of credit and other guarantees	429	280	99	31	19

Standby Liquidity Facilities

We provide standby liquidity facilities primarily to certain unconsolidated municipal bond securitization variable interest entities (“VIEs”). In these arrangements, we are required to fund these standby liquidity facilities if certain contingent events take place (e.g., a failed remarketing) and in certain cases if the fair value of the assets held by the VIE declines below the stated amount of the liquidity obligation. The potential exposure under the facilities is mitigated by economic hedges and/or other contractual arrangements entered into by Merrill Lynch. Refer to Note 9 to the Consolidated Financial Statements for further information.
Residual Value Guarantees
At December 31, 2011, residual value guarantees of $320 million consist of amounts associated with certain power plant facilities. Payments under these guarantees would only be required if the fair value of such assets declined below their guaranteed value. As of December 31, 2011, no payments have been made under these guarantees and the carrying value of the associated liabilities was not material, as Merrill Lynch believes that the estimated fair value of such assets was in excess of their guaranteed value.
Standby Letters of Credit
At December 31, 2011, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $0.4 billion.
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

Subject to the requirements and limitations of the applicable sales and securitization agreements, these representations and warranties can be enforced by the GSEs, the whole-loan buyer, the securitization trustee, or others as governed by the applicable agreement or, in a limited number of first-lien and home equity securitizations where monoline insurers have insured all or some of the securities issued, by the monoline insurer. In the case of loans sold to parties other than the GSEs, the contractual liability to repurchase typically arises only if there is a breach of the representations and warranties that materially and adversely affects the interest of the investor or investors in the loan or of the monoline insurer (as applicable). Contracts with the GSEs do not contain equivalent language.

For additional information about accounting for representations and warranties and our representations and warranties claims and exposures, see Note 14 to the Consolidated Financial Statements.

Merrill Lynch has vigorously contested any request for repurchase when it has concluded that a valid basis for repurchase does not exist and will continue to do so in the future. Merrill Lynch may reach settlements in the future if opportunities arise on terms it believes to be advantageous to Merrill Lynch.

Bank of America BNY Mellon Settlement

On June 28, 2011, Bank of America and certain of its non-Merrill Lynch subsidiaries entered into a settlement agreement (subject to final court approval and certain other conditions) with The Bank of New York Mellon (“BNY Mellon”), as trustee, to resolve, among other claims, all outstanding and potential claims related to alleged representations and warranties breaches (including repurchase claims) with respect to the 525 legacy first-lien and five second-lien non-GSE residential mortgage-backed securitization trusts containing loans principally originated between 2004 and 2008 and for which BNY Mellon acts as trustee or indenture trustee (the “BNY Mellon Settlement”). As a result of the experience gained by Bank of America and certain of its non-Merrill Lynch affiliates in the BNY Mellon Settlement, Merrill Lynch determined that it had sufficient experience to record a $2.7 billion liability for representations and warranties related to its repurchase exposure on private-label securitizations in the year ended December 31, 2011.

There can be no assurance that final court approval of the BNY Mellon Settlement will be obtained, that all conditions to the BNY Mellon Settlement will be satisfied or, if certain conditions to the BNY Mellon Settlement permitting withdrawal are met, that Bank of America and certain of its non-Merrill Lynch subsidiaries will not determine to withdraw from the settlement. If final court approval is not obtained or if Bank of America and such subsidiaries determine to withdraw from the BNY Mellon Settlement in accordance with its terms, although Merrill Lynch is not a party to the proceedings, our future representations and warranties losses could be substantially different than existing accruals and the estimated range of possible losses over existing accruals described above. Under an order entered by the court in connection with the BNY Mellon Settlement, potentially interested persons had the opportunity to give notice of an intent to object to the settlement (including on the basis that more information was needed) until August 30, 2011. Approximately 44 groups or entities appeared prior to the deadline; two of those groups or entities have subsequently withdrawn from the proceeding and one motion to intervene was denied. Certain of these groups or entities filed notices of intent to object, made motions to intervene or both filed notices of intent to object and made motions to intervene.

An investor opposed to the settlement removed the proceeding to federal court. On October 19, 2011, the federal court denied BNY Mellon's motion to remand the proceeding to state court. BNY Mellon, as well as the investors that have intervened in support of the BNY Mellon Settlement, petitioned to appeal the denial of this motion. On November 4, 2011, the district court entered a written order setting a discovery schedule, and discovery is ongoing. On December 27, 2011, the U.S. Court of Appeals for the Second Circuit accepted the appeal, and stated in an amended scheduling order that, pursuant to statute, it would rule on the appeal by February 27, 2012.

It is not currently possible to predict how many of the parties who have appeared in the court proceeding will ultimately object to the BNY Mellon Settlement, whether the objections will prevent receipt of final court approval or the ultimate outcome of the court approval process, which can include appeals and could take a substantial period of time. In particular, conduct of discovery and the resolution of the objections to the settlement and any appeals could take a substantial period of time and these factors could materially delay the timing of final court approval. Accordingly, it is not possible to predict when the court approval process will be completed.

Outstanding Claims

The table below presents outstanding repurchase claims by counterparty at December 31, 2011 and December 31, 2010.

Outstanding Claims by Counterparty
(dollars in millions)
	December 31,
	2011	2010
GSEs	$65	$59
Monoline	136	48
Others(1)	1,101	517
Total	$1,302	$624

(1)	The majority of these repurchase claims are from whole-loan buyers of subprime loans or trustees of private-label securitization trusts through which First Franklin sold subprime loans.

Of the $1.3 billion of outstanding claims as of December 31, 2011, we believe that for $620 million, a valid defect has not been identified which would constitute an actionable breach of representations and warranties. The remaining $682 million of claims are in the process of review.

In 2011, we received $665 million of new repurchase claims from whole-loan and private-label securitization investors, predominately from private-label securitization trustees received in the fourth quarter of 2011. These claims from private-label securitization trustees are still in the process of being evaluated, although we believe it is likely that some of the claims will meet the required standards. When a claim has been denied and there has not been communication with the counterparty for six months, Merrill Lynch views these claims as inactive; however, they remain in the unresolved claims balance until resolution.

As presented in the table below, Merrill Lynch paid $58 million during both the year ended December 31, 2011 and December 31, 2010 to resolve $62 million and $68 million, respectively, of repurchase claims through repurchase or indemnification payments to investors, resulting in a loss on the related loans at the time of repurchase or indemnification payment of $48 million in both periods. Cash paid for loan repurchases includes the unpaid principal balance of the loan plus past due interest. The amount of loss for loan repurchases is reduced by the fair value of the underlying loan collateral. The repurchase of loans and indemnification payments related to repurchase claims generally resulted from material breaches of representations and warranties related to the loans' material compliance with the applicable underwriting standards, including borrower misrepresentation, credit exceptions without sufficient compensating factors and non-compliance with underwriting procedures, although the actual representations and warranties made in a sales transaction and the resulting repurchase and indemnification activity can vary by transaction or investor. A direct relationship between the type of defect that causes the breach of representations and warranties and the severity of the realized loss has not been observed.

dollars in millions
	Year Ended December 31,
	2011	2010
Claims resolved (1)	$62	$68

Repurchases	12	13
Indemnification payments	46	45
Total	$58	$58
(1) Represents unpaid principal balance.

Liability for Representations and Warranties

The liability for representations and warranties is included in Interest and other payables on the Consolidated Balance Sheets, and the related provision is included in Non-interest expenses on the Consolidated Statements of (Loss) Earnings. The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, which include, depending on the counterparty, actual defaults, estimated future defaults, historical loss experience, estimated home prices, other economic conditions, estimated probability that a repurchase claim will be received, consideration of whether presentation thresholds will be met, number of payments made by the borrower prior to default and estimated probability that a loan will be required to be repurchased as well as other relevant facts and circumstances, such as bulk settlements and identity of the counterparty or type of counterparty, with whom a sale was made. The estimate of the liability for representations and warranties is based on currently available information, significant judgment and a number of factors, including those set forth above, that are subject to change. Changes to any one of these factors could significantly impact the estimate of the liability and could have a material adverse impact on our results of operations for any particular period.

At December 31, 2011 and December 31, 2010, the liability for representations and warranties was $2.8 billion and $213 million, respectively. As noted above, in the year ended December 31, 2011, we recorded a provision for representations and warranties related to our repurchase exposure on private-label securitizations of $2.7 billion.

Estimated Range of Possible Loss for Non-GSEs

We believe it is probable that additional claimants in certain types of securitizations may come forward with credible claims that meet the requirements of the terms of the securitizations. As a result of the BNY Mellon Settlement in the second quarter of 2011, we determined that we had sufficient experience to record a liability related to our exposure on certain private-label securitizations. We believe that with the additional $2.7 billion non-GSE representations and warranties provision recorded in the year ended December 31, 2011, we have provided for a substantial portion of our non-GSE representations and warranties exposures.

However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. In addition, the BNY Mellon Settlement did not provide sufficient experience related to certain private-label securitizations sponsored by third-party whole-loan investors. As it relates to certain private-label securitizations sponsored by third-party whole-loan investors and certain whole loan sales, it is not possible to determine whether a loss has occurred or is probable and, therefore, no representations and warranties liability has been recorded in connection with these transactions.

We currently estimate that the range of possible loss for non-GSE representations and warranties exposure as of December 31, 2011 could be up to $0.5 billion over existing accruals. This estimated range of possible loss for non-GSE representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions, including those set forth below, that are subject to change.

The methodology used to estimate the non-GSE representations and warranties liability and the corresponding range of possible loss considers a variety of factors including Merrill Lynch's experience related to actual defaults, projected future defaults, historical loss experience, estimated home prices, other economic conditions and the experience of Merrill Lynch's affiliates. Among the factors that impact the non-GSE representations and warranties liability and the corresponding estimated range of possible loss are: (1) contractual material adverse effect requirements, (2) the representations and warranties provided, and (3) the requirement to meet certain presentation thresholds. The first factor is based on our belief that a non-GSE contractual liability to repurchase a loan generally arises only if the counterparties prove there is a breach of representations and warranties that materially and adversely affects the interest of the investor or all investors, or the monoline insurer (as applicable), in a securitization trust and, accordingly, we believe that the repurchase claimants must prove that the alleged representations and warranties breach was the cause of the loss. The second factor is related to the fact that non-GSE securitizations include different types of representations and warranties than those provided to the GSEs. We believe the non-GSE securitizations' representations and warranties are less rigorous and actionable than the explicit provisions of comparable agreements with the GSEs without regard to any variations that may have arisen as a result of dealings with the GSEs. The third factor is related to the fact that certain presentation thresholds need to be met in order for any repurchase claim to be asserted on the initiative of investors under the non-GSE agreements. A securitization trustee may investigate or demand repurchase on its own action, and most agreements contain a threshold, for example 25% of the voting rights per trust, that allows investors to declare a servicing event of default under certain circumstances or to request certain action, such as requesting loan files, that the trustee may choose to accept and follow, exempt from liability, provided the trustee is acting in good faith. If there is an uncured servicing event of default, and the trustee fails to bring suit during a 60-day period, then, under most agreements, investors may file suit. In addition to this, most agreements also allow investors to direct the securitization trustee to investigate loan files or demand the repurchase of loans, if security holders hold a specified percentage, for example, 25%, of the voting rights of each tranche of the outstanding securities.

Although we continue to believe that presentation thresholds are a factor in the determination of probable loss, given the BNY Mellon Settlement, the estimated range of possible loss assumes that the presentation threshold can be met for all of the non-GSE securitization transactions.

In addition, in the case of private-label securitizations, the methodology used to estimate the non-GSE representations and warranties liability and the corresponding range of possible loss considers the experience resulting from the BNY Mellon Settlement and assumes that the conditions to the BNY Mellon Settlement will be satisfied. Since the non-GSE transactions that were included in the BNY Mellon Settlement differ from those that were not included in the BNY Mellon Settlement, Merrill Lynch adjusted the experience implied in the settlement in order to determine the estimated non-GSE representations and warranties liability and corresponding range of possible loss. The judgmental adjustments made include consideration of the differences in the mix of products in the securitizations, loan originator, likelihood of claims differences, the differences in the number of payments that the borrower has made prior to default, and the sponsor of the securitization.

Future provisions and/or ranges of possible loss for non-GSE representations and warranties may be significantly impacted if actual experience is different from our assumptions in our predictive models, including, without limitation, those regarding the ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, economic conditions, home prices, consumer and counterparty behavior, and a variety of judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or this range of possible loss estimate. For example, if courts were to disagree with our interpretation that the underlying agreements require a claimant to prove that the representations and warranties breach was the cause of the loss, it could significantly impact this estimated range of possible loss. Additionally, if recent court rulings related to monoline litigation, including one related to an affiliate of ours, that have allowed sampling of loan files instead of requiring a loan-by-loan review to determine if a representations and warranties breach has occurred are followed generally by the courts, private-label securitization investors may view litigation as a more attractive alternative as compared to a loan-by-loan review. Finally, although Merrill Lynch believes that the representations and warranties typically given in non-GSE transactions are less rigorous and actionable than those given in GSE transactions, Merrill Lynch does not have significant loan-level experience in non-GSE transactions to measure the impact of these differences on the probability that a loan will be required to be repurchased.

The liability for obligations under representations and warranties with respect to GSE and non-GSE exposures and the corresponding estimated range of possible loss for non-GSE representations and warranties exposures do not include any losses related to litigation matters disclosed in Note 14 to the Consolidated Financial Statements, nor do they include any potential securities law or fraud claims or potential indemnity or other claims against us. Merrill Lynch is not able to reasonably estimate the amount of any possible loss with respect to any such securities law (except to the extent reflected in the aggregate range of possible loss for litigation and regulatory matters disclosed in Note 14 to the Consolidated Financial Statements), fraud or other claims against us; however, such loss could be material.

Experience with Non-GSE Investors

As presented in the table below, Merrill Lynch, including First Franklin, sold loans originated from 2004 to 2008 (primarily subprime and alt-A) with an original principal balance of $132 billion to investors other than the GSEs (although the GSEs are investors in certain private-label securitizations), of which approximately $62 billion in principal has been paid off and $46 billion has defaulted or is severely delinquent (i.e., 180 days or more past due)

at December 31, 2011.

As it relates to private-label securitizations, a contractual liability to repurchase mortgage loans generally arises only if counterparties prove there is a breach of the representations and warranties that materially and adversely affects the interest of the investor or all investors in a securitization trust or of the monoline insurer (as applicable). Merrill Lynch believes that the longer a loan performs, the less likely it is that an alleged representations and warranties breach had a material impact on the loan's performance or that a breach even exists. Because the majority of the borrowers in this population would have made a significant number of payments if they are not yet 180 days or more past due, we believe that the principal balance at the greatest risk for repurchase claims in this population of private-label securitization investors is a combination of loans that have already defaulted and those that are currently severely delinquent. Additionally, the obligation to repurchase loans also requires that counterparties have the contractual right to demand repurchase of the loans (presentation thresholds). Private-label securitization investors generally do not have the contractual right to demand repurchase of loans directly or the right to access loan files.

While we believe the agreements for private-label securitizations generally contain less rigorous representations and warranties and place higher burdens on investors seeking repurchases than the explicit provisions of the comparable agreements with the GSEs without regard to any variations that may have arisen as a result of dealings with the GSEs, the agreements generally include a representation that underwriting practices were prudent and customary.

The following table details the population of loans originated between 2004 and 2008 and the population of loans sold as whole loans or in non-GSE private-label securitizations by entity together with the defaulted and severely delinquent loans stratified by the number of payments the borrower made prior to default or becoming severely delinquent at December 31, 2011. In connection with these transactions, we provided representations and warranties, and the whole loan investors may retain those rights even when the whole loans were aggregated with other collateral into private-label securitizations sponsored by the whole loan investors. At least 25 payments have been made on approximately 63% of the defaulted and severely delinquent loans. Merrill Lynch believes many of the defaults observed in these securitizations have been, and continue to be, driven by external factors, such as the substantial depreciation in home prices, persistently high unemployment and other negative economic trends, diminishing the likelihood that any loan defect (assuming one exists at all) was the cause of a loan's default. As of December 31, 2011, approximately 35% of the loans sold to non-GSEs that were originated between 2004 and 2008 have defaulted or are severely delinquent.

(dollars in billions)
	Principal Balance					Principal at Risk
Entity	Original Principal Balance	Outstanding Principal Balance December 31, 2011	Outstanding Principal Balance Over 180 Days	Defaulted Principal Balance	Defaulted or Severely Delinquent	Borrower Made Less than 13 Payments	Borrower Made 13 to 24 Payments	Borrower Made 25 to 36 Payments	Borrower Made More Than 36 Payments
Merrill Lynch (excluding First Franklin)	$50	$16	$6	$12	$18	$3	$4	$3	$8
First Franklin	82	21	7	21	28	4	6	5	13
Total (1)	$132	$37	$13	$33	$46	$7	$10	$8	$21

(1) Excludes transactions sponsored by Merrill Lynch where no representations or warranties were made.

Prior to 2011, the majority of the claims that we received were from third-party whole-loan investors. In 2011, we received $665 million of new repurchase claims from whole-loan and private-label securitization investors, predominately from private-label securitization trustees received in the fourth quarter of 2011. In addition, there has been an increase in requests for loan files from private-label securitization trustees. We believe it is likely that these requests will lead to an increase in repurchase claims from private-label securitization trustees that meet the required standards.

Legal Matters

Merrill Lynch has been named as a defendant in various legal actions, including arbitrations, class actions, and other litigation arising in connection with its activities as a global diversified financial services institution. Refer to Note 14 to the Consolidated Financial Statements for further information, including the estimated aggregate range of possible loss.

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
Involvement with VIEs

We transact with VIEs in a variety of capacities, including those that we help establish as well as those initially established by third parties. We utilize VIEs in the ordinary course of business to support our own and our customers' financing and investing needs. Merrill Lynch securitizes loans and debt securities using VIEs as a source of funding and a means of transferring the economic risk of the loans or debt securities to third parties. We also administer, structure or invest in or enter into derivatives with other VIEs, including multi-seller conduits, municipal bond trusts, collateralized debt obligations ("CDOs") and other entities, as described in more detail below. Our involvement with VIEs can vary and we are required to continuously reassess prior consolidation and disclosure conclusions. Refer to Note 1 to the Consolidated Financial Statements for a discussion of our consolidation accounting policy and for information regarding new VIE accounting rules that became effective on January 1, 2010. Types of VIEs with which we have historically transacted include:

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

Beginning late in the third quarter of 2009, in connection with the update or renewal of certain Merrill Lynch international securities offering programs, Bank of America agreed to guarantee debt securities, warrants and/or certificates issued by certain subsidiaries of ML & Co. on a going forward basis. All existing ML & Co. guarantees of securities issued by those same Merrill Lynch subsidiaries under various international securities offering programs will remain in full force and effect as long as those securities are outstanding, and Bank of America has not assumed any of those prior ML & Co. guarantees or otherwise guaranteed such securities. There were approximately $5.2 billion of securities guaranteed by Bank of America at December 31, 2011. In addition, Bank of America has guaranteed the performance of Merrill Lynch on certain derivative transactions. The aggregate amount of such derivative liabilities was approximately $0.6 billion at December 31, 2011.

Following the completion of Bank of America's acquisition of Merrill Lynch, ML & Co. became a subsidiary of Bank of America and established intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these intercompany agreements is a $75 billion one-year revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America at a spread to the London Interbank Offered Rate ("LIBOR") that is reset periodically and is consistent with other intercompany agreements. This credit line was renewed effective January 1, 2012 with a maturity date of January 1, 2013. The credit line will automatically be extended by one year to the succeeding January 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. The agreement does not contain any financial or other covenants. There were no outstanding borrowings against the line of credit at December 31, 2011.

In addition to the $75 billion unsecured line of credit, a $25 billion 364-day revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America was established on February 15, 2011. Interest on the line of credit is based on prevailing short-term market rates. The agreement does not contain any financial or other covenants. The line of credit matures on February 12, 2013. There were no outstanding borrowings against the line of credit at December 31, 2011.

Following the merger of BAS into MLPF&S, Bank of America agreed to guarantee the short-term, senior unsecured obligations issued by MLPF&S under its short-term master note program on a going forward basis. During 2011, Merrill Lynch decided to reduce short-term unsecured obligations. At December 31, 2011, there were no longer any borrowings outstanding under this program.

Also in connection with the merger of BAS into MLPF&S, MLPF&S either assumed or established the following agreements:

•
MLPF&S assumed an approximately $1.5 billion subordinated loan agreement with Bank of America, which bears interest based on a spread to LIBOR, and has a scheduled maturity date of December 31, 2013. The loan agreement contains a provision that automatically extends the loan's maturity by one year unless Bank of America provides 13 months written notice not to extend prior to the scheduled maturity date.

•
MLPF&S assumed a $7 billion revolving subordinated line of credit with Bank of America. The subordinated line of credit bears interest based on a spread to LIBOR, and has a scheduled maturity date of October 1, 2013. The revolving subordinated line of credit contains a provision that automatically extends the maturity by one year unless Bank of America provides 13 months written notice not to extend prior to the scheduled maturity date. At December 31, 2011, $1.1 billion was outstanding on the subordinated line of credit.

•
On November 1, 2010, a $4 billion one-year revolving unsecured line of credit that allows MLPF&S to borrow funds from Bank of America was established. Interest on the line of credit is based on prevailing short-term market rates. The credit line will mature on November 1, 2012 and may automatically be extended by one year to the succeeding November 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. At December 31, 2011, there were no borrowings outstanding on the line of credit.

•
On February 22, 2011, a $15 billion 364-day revolving unsecured line of credit that allows MLPF&S to borrow funds from Bank of America was established. Interest on the line of credit is based on prevailing short-term market rates. The line of credit matures on February 19, 2013. At December 31, 2011, approximately $1.5 billion was outstanding on the line of credit.

Bank of America and Merrill Lynch have entered into certain intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these arrangements is a $50 billion extendible one-year revolving credit facility that allows Bank of America to borrow funds from Merrill Lynch at a spread to LIBOR that is reset periodically and is consistent with other intercompany agreements. The credit facility matures on January 1, 2013 and will automatically be extended by one year to the succeeding January 1st unless Merrill Lynch provides written notice not to extend at least 45 days prior to the maturity date. There were no amounts outstanding at December 31, 2011 and approximately $6.1 billion outstanding at December 31, 2010 under this credit facility. In addition, in October 2011, Merrill Lynch entered into a short-term revolving credit facility that will allow Bank of America to borrow up to an additional $25 billion. Interest on borrowings under the credit facility is based on prevailing short-term market rates. At December 31, 2011, approximately $3.7 billion was outstanding under this credit facility.

Credit Ratings

Our borrowing costs and ability to raise funds are directly impacted by our credit ratings. In addition, credit ratings may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions, including OTC derivatives. Thus, it is our objective to maintain high-quality credit ratings.

Credit ratings and outlooks are opinions on our creditworthiness and that of our obligations or securities, including long-term debt, short-term borrowings and other securities, including asset securitizations. Following the acquisition of Merrill Lynch by Bank of America, the primary credit rating agencies have indicated that the major drivers of Merrill Lynch's credit ratings are Bank of America's credit ratings. Bank of America's credit ratings are subject to ongoing review by the rating agencies, which consider a number of factors, including Bank of America's financial strength, performance, prospects and operations as well as factors not under Bank of America's control.

Other factors that influence Bank of America's and our credit ratings include changes to the rating agencies' methodologies for our industry or certain security types, the rating agencies' assessment of the general operating environment for financial services companies, our mortgage exposures, our relative positions in the markets in which we compete, reputation, liquidity position, diversity of funding sources, funding costs, the level and volatility of earnings, corporate governance and risk management policies, capital position, capital management practices and current or future regulatory and legislative initiatives.

Each of the three primary rating agencies, Moody's, S&P and Fitch, downgraded Bank of America's and ML & Co.'s ratings in late 2011. They have each also indicated that, as a systemically important financial institution, Bank of America's (and consequently ML & Co.'s) credit ratings currently reflect their expectation that, if necessary, Bank of America would receive significant support from the U.S. government. They have indicated that they will continue to assess this view of support as financial services regulations and legislation evolve. On December 15, 2011, Fitch downgraded Bank of America's and ML & Co.'s long-term and short-term debt ratings as a result of Fitch's decision to lower its "support floor" for systemically important U.S. financial institutions. This downgrade resolves the Rating Watch Negative that Fitch placed on Bank of America's and ML & Co.'s ratings on October 22, 2010. On November 29, 2011, S&P downgraded Bank of America's and ML & Co.'s long-term and short-term debt ratings as a result of S&P's implementation of revised methodologies for determining Banking Industry Country Risk Assessments and bank ratings. On September 21, 2011, Moody's downgraded Bank of America's and ML & Co.'s long-term and short-term debt ratings as a result of Moody's lowering the amount of uplift for potential U.S. government support it incorporates into ratings. On February 15, 2012, Moody's placed Bank of America's long-term debt ratings on review for possible downgrade as part of their review of financial institutions with global capital markets operations. Any adjustment to Bank of America's (and consequently, our) ratings will be determined based on Moody's review; however, the agency offered guidance that downgrades to Bank of America's ratings, if any, would likely be limited to one notch. The rating agencies could make further adjustments to Bank of America's (and consequently, our) ratings at any time and provide no assurances that they will maintain our ratings at current levels.

Currently, Bank of America's and ML & Co.'s long-term/short-term senior debt ratings and outlooks expressed by the rating agencies are as follows: Baa1/P-2 (negative) by Moody's; A-/A-2 (negative) by S&P; and A/F1 (stable) by Fitch. MLPF&S's long-term/short-term senior debt ratings and outlooks are A/A-1 (negative) by S&P and A/F1 (stable) by Fitch. Merrill Lynch International, a U.K.-based registered investment firm and subsidiary of ML & Co., has a long-term/short-term senior debt rating and outlook of A/A-1 (negative) by S&P. Merrill Lynch International Bank Limited, an Ireland-based bank subsidiary of ML & Co., has a long-term/short-term senior debt rating and outlook of A/F1 (stable) by Fitch.

A further reduction in certain of our credit ratings may have a material adverse effect on our liquidity, access to credit markets, the related cost of funds, our businesses and on certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical. In addition, under the terms of certain OTC derivative contracts and other trading agreements, the counterparties to those agreements may require us to provide additional collateral, or to terminate these contracts or agreements, which could cause us to sustain losses and/or adversely impact our liquidity. If Bank of America's or ML & Co's short-term credit ratings, or those of our bank or broker-dealer subsidiaries, were downgraded by one or more levels, the potential loss of access to short-term funding sources such as repurchase agreement financing, and the effect on our incremental cost of funds and earnings could be material.

At December 31, 2011, if the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by one incremental notch, the amount of additional collateral contractually required by derivative contracts and other trading agreements would have been approximately $0.4 billion. If the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by a second incremental notch, approximately $0.3 billion in additional collateral would have been required.
Also, if the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by one incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of December 31, 2011 was $0.5 billion, against which $0.3 billion of collateral had been posted. Further, if the rating agencies had downgraded their long-term debt ratings for ML & Co. or certain subsidiaries by a second incremental notch, the derivative liability that would be subject to unilateral termination by the counterparties as of December 31, 2011 was an incremental $3.5 billion, against which $3.4 billion of collateral had been posted.

While certain potential impacts are contractual and quantifiable, the full consequences of a credit ratings downgrade to a financial institution are inherently uncertain, as they depend upon numerous dynamic, complex and inter-

related factors and assumptions, including whether any downgrade of a firm's long-term credit ratings precipitates downgrades to its short-term credit ratings, and assumptions about the potential behaviors of various customers, investors and counterparties.

During the third quarter of 2011, Moody's and S&P placed the sovereign rating of the U.S. on review for possibility of a default on the government's debt obligations because of a failure to increase the debt limit. On August 2, 2011, Moody's affirmed its Aaa rating and revised its outlook to negative. On August 5, 2011, S&P downgraded the long-term sovereign credit rating of the U.S. to AA+, and affirmed the short-term sovereign credit rating; the outlook is negative. On November 28, 2011, Fitch affirmed its AAA long-term rating of the U.S., but changed the outlook from stable to negative. On the same day, Fitch affirmed its F1+ short-term rating of the U.S. All three rating agencies have indicated that they will continue to assess fiscal projections and consolidation measures, as well as the medium-term economic outlook for the U.S.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

Merrill Lynch defines market risk as the potential change in value of financial instruments caused by fluctuations in interest rates, exchange rates, equity and commodity prices, credit spreads, and related risks.

Control and Governance Structure

On January 1, 2009, pursuant to the acquisition of Merrill Lynch by Bank of America, Merrill Lynch adopted Bank of America's risk management and governance practices to maintain consistent risk measurement and disciplined risk taking. Bank of America's risk management structure as applicable to Merrill Lynch is described below.
The Global Markets Risk Committee (“GRC”), chaired by the Global Markets Risk Executive, has been designated by the Asset, Liability and Market Risk Committee (“ALMRC”) as the primary governance authority for global markets risk management including trading risk management. The GRC's focus is to take a forward-looking view of the primary credit and market risks impacting Bank of America's Global Banking and Markets business (which includes Merrill Lynch's sales and trading businesses) and prioritize those that need a proactive risk mitigation strategy. Market risks that impact businesses outside of the Global Banking and Markets business are monitored and governed by their respective governance authorities.
The GRC monitors significant daily revenues and losses by business and the primary drivers of the revenues or losses. Thresholds are in place for each of our businesses in order to determine if the revenue or loss is considered to be significant for that business. If any of the thresholds are exceeded, an explanation of the variance is provided to the GRC. The thresholds are developed in coordination with the respective risk managers to highlight those revenues or losses that exceed what is considered to be normal daily income statement volatility.

Value-at-Risk (“VaR”)

To evaluate risk in our trading activities, we focus on the actual and potential volatility of individual positions as well as portfolios. VaR is a key statistic used to measure market risk. In order to manage day-to-day risks, VaR is subject to trading limits both for our overall trading portfolio and within individual businesses. All limit excesses are communicated to management for review.
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
A VaR model is an effective tool in estimating ranges of potential gains and losses on our trading portfolios. There are, however, many limitations inherent in a VaR model as it utilizes historical results over a defined time period to estimate future performance. Historical results may not always be indicative of future results and changes in market conditions or in the composition of the underlying portfolio could have a material impact on the accuracy of the VaR model. In order for the VaR model to reflect current market conditions, we update the historical data underlying our VaR model on a bi-weekly basis and regularly review the assumptions underlying the model. Our VaR model utilizes three years of historical data. This time period was chosen to ensure that the VaR reflects both a broad range of market movements as well as being sensitive to recent changes in market volatility.
We continually review, evaluate and enhance our VaR model to ensure that it reflects the material risks in our trading portfolio. Nevertheless, due to the limitations previously discussed, we have historically used the VaR model as only one of the components in managing our trading risk and also use other techniques such as stress testing and desk level limits. Periods of extreme market stress influence the reliability of these techniques to various degrees.

The accompanying table presents year-end, average, high and low daily trading VaR for the year ended December 31, 2011, as well as a comparison to the year-end VaR as of December 31, 2010.

2011 Trading Activities Market Risk VaR

(dollars in millions)
	2011 Year End	2011 Quarterly Average(3)	2011 High	2011 Low	2010 Year End
Trading value-at-risk(1)
Foreign exchange	$14	$15	$23	$10	$18
Interest rate	39	40	48	31	37
Credit	56	102	132	56	128
Real estate/mortgage	32	64	90	32	69
Commodities	14	18	28	14	19
Equities	18	33	43	18	30
Subtotal(2)	173	272			301
Diversification benefit	(93)	(130)			(127)
Overall	$80	$142			$174

(1)	Based on a 99% confidence level and a one-day holding period.

(2)	Subtotals are not provided for highs and lows as they are not meaningful.

(3)	Amounts represent the average of the quarter-end VaR results for 2011.

The decrease in average VaR during 2011 was primarily due to risk reductions during the year across the major asset classes.

Credit Risk Management

Counterparty Credit Risk

Credit risk is the risk of loss arising from the inability or failure of a borrower or counterparty to meet its obligations. Credit risk can also arise from operational failures that result in an erroneous advance, commitment or investment of funds. Merrill Lynch defines the credit exposure to a borrower or counterparty as the loss potential arising from all product classifications, including loans, derivatives, assets held-for-sale and unfunded lending commitments, which include loan commitments, letters of credit and financial guarantees. Derivative positions are recorded at fair value and assets held-for-sale are recorded at either the lower of cost or fair value. Certain loans and unfunded commitments are accounted for under the fair value option election. Credit risk for these categories of assets is not accounted for as part of the allowance for credit losses but as part of the fair value adjustments recorded in earnings. For derivative positions, our credit risk is measured as the net cost in the event the counterparties with contracts in a gain position to us fail to perform under the terms of those contracts. We use the current mark-to-market value to represent credit exposure without giving consideration to future mark-to-market changes. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements and cash collateral. Our consumer and commercial credit extension and review procedures take into account funded and unfunded credit exposures.

We manage credit risk based on the risk profile of the borrower or counterparty, repayment sources, the nature of underlying collateral, and other support given current events, conditions and expectations.

Commercial Portfolio

Credit risk management for the commercial portfolio begins with an assessment of the credit risk profile of the borrower or counterparty based on an analysis of its financial position. As part of the overall credit risk assessment, our commercial credit exposures are assigned a risk rating and are subject to approval based on defined credit approval standards. Subsequent to loan origination, risk ratings are monitored on an ongoing basis, and if necessary, adjusted to reflect changes in the financial condition, cash flow, risk profile or outlook of a borrower or counterparty. In making credit decisions, we consider risk rating, collateral, country, industry and single name concentration limits while also balancing the total borrower or counterparty relationship. Our business and risk management personnel use a variety of tools to continuously monitor the ability of a borrower or counterparty to perform under its obligations. We use risk rating aggregations to measure and evaluate concentrations within portfolios. In addition, risk ratings are a factor in determining the level of assigned economic capital and the allowance for credit losses.

Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our international portfolio, we evaluate exposures by region and by country. We also utilize syndications of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio.

We account for certain large corporate loans and loan commitments (including issued but unfunded letters of credit which are considered utilized for credit risk management purposes) that exceed our single name credit risk concentration guidelines under the fair value option. Lending commitments, both funded and unfunded, are actively managed and monitored, and as appropriate, credit risk for these lending relationships may be mitigated through the use of credit derivatives, with our credit view and market perspectives determining the size and timing of the hedging activity. In addition, we purchase credit protection to cover the funded portion as well as the unfunded portion of certain other credit exposures. To lessen the cost of obtaining our desired credit protection levels, credit exposure may be added within an industry, borrower or counterparty group by selling protection. These credit derivatives do not meet the requirements for treatment as accounting hedges. They are carried at fair value with changes in fair value recorded in earnings.

Consumer Portfolio

Credit risk management for the consumer portfolio begins with initial underwriting and continues throughout a borrower's credit cycle. Statistical techniques in conjunction with experiential judgment are used in all aspects of portfolio management including underwriting, product pricing, risk appetite, setting credit limits, and establishing operating processes and metrics to quantify and balance risks and returns. Statistical models are built using detailed behavioral information from external sources such as credit bureaus and/or internal historical experience. These models are a component of our consumer credit risk management process and are used in part to help make both new and existing credit decisions and portfolio management strategies, including authorizations and line management, collection practices and strategies, determination of the allowance for loan losses, and economic capital allocations for credit risk.

European Exposures

Certain European countries, including Greece, Ireland, Italy, Portugal and Spain, continue to experience varying degrees of financial stress. Risks from the continued debt crisis in Europe could continue to disrupt the financial markets which could have a detrimental impact on global economic conditions and sovereign and non-sovereign debt in these countries. Uncertainty in the progress of debt restructuring negotiations and the lack of a clear resolution to the crisis has led to continued volatility in European as well as global financial markets. In December 2011, the ECB announced initiatives to address European bank liquidity and funding concerns by providing low-cost, three-year loans to banks, and expanding collateral eligibility. In early 2012, S&P, Fitch and Moody's downgraded the credit ratings of several European countries, and S&P downgraded the credit rating of the EFSF, adding to concerns about investor appetite for continued support in stabilizing the affected countries.

The table below presents our direct sovereign and non-sovereign exposures in these countries at December 31, 2011.

Select European Countries
					Country	Hedges and	Net Country
	Funded Loans				Exposure	Credit	Exposure
	and Loan	Unfunded	Derivative	Securities/Other	December 31,	Default	December 31,
(dollars in millions)	Equivalents	Commitments	Assets (1)	Investments (2)	2011	Protection (3)	2011 (4)
Country

Greece
Sovereign	$—	$—	$—	$101	$101	$43	$144
Financial Institutions	—	—	1	—	1	(23)	(22)
Corporates	—	—	1	23	24	(1)	23
Total Greece	$—	$—	$2	$124	$126	$19	$145

Ireland
Sovereign	$—	$—	$8	$—	$8	$—	$8
Financial Institutions	46	—	108	16	170	(11)	159
Corporates	—	9	11	29	49	(9)	40
Total Ireland	$46	$9	$127	$45	$227	$(20)	$207

Italy

Sovereign	$—	$—	$650	$20	$670	$(947)	$(277)
Financial Institutions	3	—	109	117	229	(89)	140
Corporates	67	—	243	185	495	(198)	297
Total Italy	$70	$—	$1,002	$322	$1,394	$(1,234)	$160

Portugal

Sovereign	$—	$—	$41	$1	$42	$(29)	$13
Financial Institutions	—	—	2	4	6	(17)	(11)
Corporates	—	—	21	116	137	(138)	(1)
Total Portugal	$—	$—	$64	$121	$185	$(184)	$1

Spain

Sovereign	$—	$—	$70	$1	$71	$(97)	$(26)
Financial Institutions	6	—	47	453	506	(64)	442
Corporates	—	—	42	189	231	(41)	190
Total Spain	$6	$—	$159	$643	$808	$(202)	$606

Total

Sovereign	$—	$—	$769	$123	$892	$(1,030)	$(138)
Financial Institutions	55	—	267	590	912	(204)	708
Corporates	67	9	318	542	936	(387)	549
Total	$122	$9	$1,354	$1,255	$2,740	$(1,621)	$1,119

(1)Derivative assets are carried at fair value and have been reduced by the amount of cash collateral applied of $945 million at December 31, 2011. At December 31, 2011, there was $59 million of other marketable securities collateralizing derivative assets.

(2)Includes $369 million of reverse repurchase agreements,which are presented based on the domicile of the counterparty consistent with Federal Financial Institutions Examination Council reporting requirements. Cross-border resale agreements where the underlying collateral is U.S. Treasury Securities are excluded from this presentation. Securities exposures are reduced by hedges and short positions on a single name basis to, but not less than $0.
(3)Represents the fair value of credit default protection purchased, including ($979) million in net credit default protection and other short positions, and ($642) million in additional credit default protection to hedge derivative assets.
(4)Represents country exposure less the fair value of hedges and credit default protection.

We hedge certain of our selected European country exposure with credit default swaps (“CDS”). The majority of our CDS contracts are with highly-rated financial institutions primarily outside of the Eurozone and we work to limit or eliminate correlated CDS. Due to our engagement in market-making activities, our CDS portfolio contains contracts with various maturities to a diverse set of counterparties.

In addition to our direct sovereign and non-sovereign exposures, a significant deterioration of the European debt crisis could result in material reductions in the value of sovereign debt and other asset classes, disruptions in capital markets, widening of credit spreads, loss of investor confidence in the financial services industry, a slowdown in global economic activity and other adverse developments. For additional information on the debt crisis in Europe, see Item 1A. "Risk Factors".
Losses could still result even if there is credit default protection purchased because the purchased credit protection contracts only pay out under certain scenarios and thus not all losses may be covered by the credit protection contracts. The effectiveness of our CDS protection as a hedge of these risks is influenced by a number of factors, including the contractual terms of the CDS. Generally, only the occurrence of a credit event as defined by the CDS terms (which may include, among other events, the failure to pay by, or restructuring of, the reference entity) results in a payment under the purchased credit protection contracts. The determination as to whether a credit event has occurred is made by the relevant International Swaps and Derivatives Association, Inc. ("ISDA") Determination Committee (comprised of various ISDA member firms) based on the terms of the CDS and facts and circumstances for the event. Accordingly, uncertainties exist as to whether any particular strategy or policy action for addressing the European debt crisis would constitute a credit event under the CDS. A voluntary restructuring may not trigger a credit event under CDS terms and consequently may not trigger a payment under the CDS contract.
Derivatives

We enter into ISDA master netting agreements or their equivalent (“master netting agreements”) with almost all of our derivative counterparties. Master netting agreements provide protection in bankruptcy in certain circumstances and, in some cases, enable receivables and payables with the same counterparty to be offset for risk management purposes. Master netting agreements are generally negotiated bilaterally and can require complex terms. While we make reasonable efforts to execute such agreements, it is possible that a counterparty may be unwilling to sign such an agreement and, as a result, would subject us to additional credit risk. The enforceability of master netting agreements under bankruptcy laws in certain countries or in certain industries is not free from doubt, and receivables and payables with counterparties in these countries or industries are accordingly recorded on a gross basis.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Merrill Lynch & Co., Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of (loss) earnings, comprehensive (loss) income, changes in stockholder's equity and cash flows present fairly, in all material respects, the financial position of Merrill Lynch & Co., Inc. and its subsidiaries (the "Company") at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLC
New York, New York
February 23, 2012

Merrill Lynch & Co., Inc. and Subsidiaries Consolidated Statements of (Loss) Earnings

	For the Year Ended	For the Year Ended	For the Year Ended
(dollars in millions)	December 31, 2011	December 31, 2010	December 31, 2009
Revenues
Principal transactions	$5,928	$7,074	$5,121
Commissions	5,698	5,760	6,008
Managed account and other fee-based revenues	5,203	4,516	4,317
Investment banking	5,179	5,313	5,558
Earnings from equity method investments	347	898	1,679
Intercompany service fee revenue from BAC	925	279	200
Other revenues	1,855	4,496	3,622
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses on AFS debt securities	(69)	(174)	(660)
Less: Portion of other-than-temporary impairment losses recognized in
OCI on AFS debt securities	10	2	4
Subtotal	25,076	28,164	25,849
Interest and dividend revenues	8,003	9,303	15,476
Less interest expense	8,785	9,621	12,041
Net interest (expense) income	(782)	(318)	3,435
Revenues, net of interest expense	24,294	27,846	29,284

Non-interest expenses
Compensation and benefits	15,773	15,069	13,333
Communications and technology	1,771	1,993	2,015
Occupancy and related depreciation	1,367	1,395	1,316
Brokerage, clearing, and exchange fees	1,121	1,022	1,087
Advertising and market development	500	444	396
Professional fees	1,029	986	769
Office supplies and postage	126	157	173
Provision for representations and warranties	2,731	(120)	(235)
Intercompany service fee expense from BAC	2,320	538	573
Other	2,250	2,439	1,868
Total non-interest expenses	28,988	23,923	21,295
Pre-tax (loss) earnings	(4,694)	3,923	7,989
Income tax (benefit) expense	(2,946)	147	649
Net (loss) earnings	$(1,748)	$3,776	$7,340
Preferred stock dividends	—	134	153
Net (loss) earnings applicable to common stockholder	$(1,748)	$3,642	$7,187
See Notes to Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries Consolidated Statements of Changes in Comprehensive (Loss) Income

	For the Year Ended	For the Year Ended	For the Year Ended
(dollars in millions)	December 31, 2011	December 31, 2010	December 31, 2009
Net (Loss) Earnings	$(1,748)	$3,776	$7,340
Other comprehensive income (loss):
Foreign currency translation adjustment:
Foreign currency translation gains (losses)	50	(197)	(597)
Income tax (expense) benefit	(166)	240	691
Total	(116)	43	94
Net unrealized gains (losses) on investment securities available-for-sale:
Net unrealized holding gains (losses) arising during the period	57	(168)	91
Reclassification adjustment for realized (gains) losses included in net (loss) earnings	(3)	9	14
Net unrealized gains (losses) on investment securities available-for-sale	54	(159)	105
Income tax (expense) benefit	(21)	46	(58)
Total	33	(113)	47
Deferred (losses) gains on cash flow hedges:
Deferred (losses) gains on cash flow hedges	(3)	32	72
Reclassification adjustment for realized gains included in net (loss) earnings	(6)	(25)	(71)
Income tax benefit (expense)	4	(3)	(1)
Total	(5)	4	—
Defined benefit pension and postretirement plans:
Net actuarial gains (losses)	111	(56)	(417)
Prior service credit (cost)	24	(59)	—
Income tax (expense) benefit	(28)	39	164
Total	107	(76)	(253)
Total other comprehensive income (loss)	19	(142)	(112)
Comprehensive (Loss) Income	$(1,729)	$3,634	$7,228

See Notes to Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries Consolidated Balance Sheets

(dollars in millions)	December 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$13,731	$17,220
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	11,757	12,424
Securities financing transactions
Receivables under resale agreements (includes $85,652 in 2011 and $74,255 in 2010 measured at fair value in accordance with the fair value option election)	143,491	138,219
Receivables under securities borrowed transactions (includes $259 in 2011 and $1,672 in 2010 measured at fair value in accordance with the fair value option election)	58,109	60,458
	201,600	198,677
Trading assets, at fair value (includes securities pledged as collateral that can be sold or repledged of $34,932 in 2011 and $33,933 in 2010):
Derivative contracts	35,013	39,371
Equities and convertible debentures	25,619	34,204
Non-U.S. governments and agencies	30,239	22,248
Corporate debt and preferred stock	17,305	27,703
Mortgages, mortgage-backed, and asset-backed	8,254	10,994
U.S. Government and agencies	43,003	41,378
Municipals, money markets, physical commodities and other	13,044	14,759
	172,477	190,657
Investment securities (includes $244 in 2011 and $310 in 2010 measured at fair value in accordance with the fair value option election)	6,684	17,769
Securities received as collateral, at fair value	13,716	20,363
Receivables from Bank of America	50,972	60,655
Other receivables
Customers (net of allowance for doubtful accounts of $15 in 2011 and $8 in 2010)	20,512	22,080
Brokers and dealers	8,691	16,483
Interest and other	9,130	10,633
	38,333	49,196
Loans, notes, and mortgages (net of allowances for loan losses of $72 in 2011 and $170 in 2010) (includes $2,322 in 2011 and $3,190 in 2010 measured at fair value in accordance with the fair value option election)	20,574	25,803
Equipment and facilities, net	1,385	1,712
Goodwill and intangible assets	9,404	9,714
Other assets	15,155	17,436
Total Assets	$555,788	$621,626

Assets of Consolidated VIEs Included in Total Assets Above (pledged as collateral)
Trading assets, excluding derivative contracts	$8,800	$10,838
Derivative contracts	—	41
Investment securities	162	309
Loans, notes, and mortgages (net)	94	221
Other assets	3,022	1,597
Total Assets of Consolidated VIEs	$12,078	$13,006

See Notes to Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries Consolidated Balance Sheets

(dollars in millions)	December 31, 2011	December 31, 2010
LIABILITIES
Securities financing transactions
Payables under repurchase agreements (includes $34,235 in 2011 and 37,394 in 2010 measured at fair value in accordance with the fair value option election)	$173,767	$183,758
Payables under securities loaned transactions	11,460	15,251
	185,227	199,009
Short-term borrowings (includes $5,908 in 2011 and $6,472 in 2010 measured at fair value in accordance with the fair value option election)	6,051	15,248
Deposits	12,364	12,826
Trading liabilities, at fair value
Derivative contracts	26,239	32,197
Equities and convertible debentures	12,223	14,026
Non-U.S. governments and agencies	16,554	15,705
Corporate debt and preferred stock	7,084	9,500
U.S. Government and agencies	16,976	24,747
Municipals, money markets and other	645	571
	79,721	96,746
Obligation to return securities received as collateral, at fair value	13,716	20,363
Payables to Bank of America	31,779	23,021
Other payables
Customers	40,153	39,045
Brokers and dealers	8,667	12,895
Interest and other (includes $173 in 2011 and $165 in 2010 measured at fair value in accordance with the fair value option election)	18,099	19,900
	66,919	71,840
Long-term borrowings (includes $30,325 in 2011 and $39,214 in 2010 measured at fair value in accordance with the fair value option election)	107,118	128,851
Junior subordinated notes (related to trust preferred securities)	3,600	3,576
Total Liabilities	506,495	571,480

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY

Common stock (par value $1.33 1/3 per share; authorized: 3,000,000,000 shares; issued: 2011 and 2010 — 1,000 shares)	—	—
Paid-in capital	41,292	40,416
Accumulated other comprehensive loss (net of tax)	(235)	(254)
Retained earnings	8,236	9,984
Total Stockholder's Equity	49,293	50,146

Total Liabilities and Stockholder's Equity	$555,788	$621,626

Liabilities of Consolidated VIEs Included in Total Liabilities Above
Short-term borrowings	$4,939	$4,642
Derivative contracts	4	1
Payables to Bank of America	—	2
Other payables	186	53
Long-term borrowings	6,595	6,674
Total Liabilities of Consolidated VIEs	$11,724	$11,372

See Notes to Consolidated Financial Statements.

Merrill Lynch & Co. Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholder's Equity
(dollars in millions)	Preferred Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock, at Cost	Total Stockholder's Equity
Balance December 31, 2008	$8,605	$2,709	$47,232	$(8,756)	$(6,318)	$(23,622)	$19,850
Effect of BAC acquisition	(7,064)	(2,709)	—	8,756	6,318	23,622	28,923
Effect of purchase accounting adjustments	—	—	(19,669)	—	—	—	(19,669)
Cash capital contribution from BAC	—	—	6,850	—	—	—	6,850
BAC contribution of BASH	—	—	3,677	—	—	—	3,677
BAC contribution of BAI	—	—	263	—	—	—	263
Capital contribution associated with stock-based compensation awards	—	—	388	—	—	—	388
Foreign currency translation adjustment	—	—	—	—	94	—	94
Net unrealized gains on investment securities available-for-sale	—	—	—	—	47	—	47
Change in funded status of defined benefit pension and post retirement plans	—	—	—	—	(253)	—	(253)
Net earnings	—	—	—	7,340	—	—	7,340
Preferred stock dividends declared	—	—	—	(153)	—	—	(153)
Cash dividends paid to BAC	—	—	—	(700)	—	—	(700)
Balance December 31, 2009	1,541	—	38,741	6,487	(112)	—	46,657
Mandatory conversion of preferred stock	(1,541)	—	—	—	—	—	(1,541)
Capital contribution associated with stock-based compensation awards	—	—	1,447	—	—	—	1,447
Other capital contributions from BAC	—	—	228	—	—	—	228
Foreign currency translation adjustment	—	—	—	—	43	—	43
Net unrealized losses on investment securities available-for-sale	—	—	—	—	(113)	—	(113)
Net deferred gains on cash flow hedges	—	—	—	—	4	—	4
Change in funded status of defined benefit pension and post retirement plans	—	—	—	—	(76)	—	(76)
Cumulative adjustments for accounting changes:
Consolidation of certain variable interest entities	—	—	—	(145)	—	—	(145)
Net earnings	—	—	—	3,776	—	—	3,776
Preferred stock dividends declared	—	—	—	(134)	—	—	(134)
Balance December 31, 2010	—	—	40,416	9,984	(254)	—	50,146
Capital contribution associated with stock-based compensation awards	—	—	876	—	—	—	876
Foreign currency translation adjustment	—	—	—	—	(116)	—	(116)
Net unrealized gains on investment securities available-for-sale	—	—	—	—	33	—	33
Net deferred losses on cash flow hedges	—	—	—	—	(5)	—	(5)
Change in funded status of defined benefit pension and post retirement plans	—	—	—	—	107	—	107
Net loss	—	—	—	(1,748)	—	—	(1,748)
Balance December 31, 2011	$—	$—	$41,292	$8,236	$(235)	$—	$49,293

See Notes to Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended	For the Year Ended
(dollars in millions)	December 31, 2011	December 31, 2010	December 31, 2009
Cash flows from operating activities:
Net (loss) earnings	$(1,748)	$3,776	$7,340
Adjustments to reconcile net (loss) earnings to cash provided by operating activities
Provision for representations and warranties	2,731	(120)	(235)
Depreciation and amortization	731	900	1,080
Share-based compensation expense	1,919	1,483	1,433
Deferred taxes	3,081	637	578
Earnings from equity method investments	(347)	(625)	(1,443)
Other	2,033	(159)	(167)
Changes in operating assets and liabilities:
Trading assets	16,580	7,778	33,683
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	667	2,506	5,679
Receivables from Bank of America	9,683	6,999	(96,132)
Receivables under resale agreements	(5,272)	(37,956)	99,304
Receivables under securities borrowed transactions	2,349	17,590	(2,050)
Customer receivables	1,561	12,205	1,944
Brokers and dealers receivables	7,794	(3,226)	5,180
Proceeds from loans, notes, and mortgages held for sale	4,455	8,456	9,237
Other changes in loans, notes, and mortgages held for sale	(2,465)	(4,652)	(7,212)
Trading liabilities	(17,061)	11,561	(21,246)
Payables under repurchase agreements	(9,991)	(1,989)	(51,977)
Payables under securities loaned transactions	(3,791)	(10,314)	(9,577)
Payables to Bank of America	8,758	(9,440)	32,461
Customer payables	1,108	(1,413)	(7,569)
Brokers and dealers payables	(4,228)	(6,008)	1,245
Other, net	(4,659)	7,030	2,834
Cash provided by operating activities	13,888	5,019	4,390
Cash flows from investing activities:
Proceeds from (payments for):
Maturities of available-for-sale securities	1,734	1,615	6,989
Sales of available-for-sale securities	4,290	15,472	11,311
Purchases of available-for-sale securities	(1,672)	(5,136)	(1,902)
Sales and maturities of held-to-maturity securities	250	—	—
Equipment and facilities, net	(95)	(377)	(264)
Loans, notes, and mortgages held for investment	2,793	6,927	3,440
Sale of MLBT-FSB to Bank of America	—	—	4,450
Other investments	6,169	11,787	4,000
Cash provided by investing activities	13,469	30,288	28,024
Cash flows from financing activities:
Proceeds from (payments for):
Commercial paper and short-term borrowings	(9,197)	(4,623)	(33,229)
Issuance and resale of long-term borrowings	9,169	8,553	7,555
Settlement and repurchases of long-term borrowings	(29,876)	(34,914)	(56,008)
Capital contributions from Bank of America	—	—	6,850
Deposits	(462)	(2,361)	8,088
Derivative financing transactions	36	(1)	19
Other common stock transactions	—	—	(81)
Dividends	—	(134)	(853)
Cash used for financing activities	(30,330)	(33,480)	(67,659)
Effect of exchange rate changes on cash and cash equivalents	(516)	251	269
(Decrease) increase in cash and cash equivalents	(3,489)	2,078	(34,976)
Cash and cash equivalents, beginning of period	17,220	15,142	50,118
Cash and cash equivalents, end of period	$13,731	$17,220	$15,142
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$428	$2,577	$808
Income taxes refunded	(2,047)	(4,232)	(315)
Interest paid	7,399	7,846	11,115
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
December 31, 2011

Note 1.	Summary of Significant Accounting Policies
Description of Business
Merrill Lynch & Co. Inc. (“ML & Co.”) and together with its subsidiaries (“Merrill Lynch”), provides investment, financing and other related services to individuals and institutions on a global basis through its broker, dealer, banking and other financial services subsidiaries. On January 1, 2009, ML & Co. was acquired by Bank of America Corporation ("Bank of America") in exchange for common and preferred stock with a value of $29.1 billion. ML & Co. is a wholly-owned subsidiary of Bank of America.
Its principal subsidiaries include:

•	Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a U.S.-based broker-dealer in securities and futures commission merchant;

•	Merrill Lynch International (“MLI”), a United Kingdom (“U.K.”)-based regulated investment firm;

•	Merrill Lynch Capital Services, Inc., a U.S.-based dealer in interest rate, currency, commodity and credit derivatives;

•	Merrill Lynch International Bank Limited (“MLIB”), an Ireland-based bank;

•	Merrill Lynch Japan Securities Co., Ltd. (“MLJS”), a Japan-based broker-dealer; and

•	Merrill Lynch Derivative Products, AG, a Switzerland-based derivatives dealer.
Services provided to clients by Merrill Lynch and other activities include:

•	Securities brokerage, trading and underwriting;

•	Investment banking, advisory services (including mergers and acquisitions) and other corporate finance activities;

•	Wealth management products and services, including financial, retirement and generational planning;

•	Investment management and advisory and related record-keeping services;

•	Origination, brokerage, dealer, and related activities in swaps, options, forwards, exchange-traded futures, other derivatives, commodities and foreign exchange products;

•	Securities clearance, settlement financing services and prime brokerage; and

•	Research services on a global basis.
Bank of America Acquisition

On January 1, 2009, Merrill Lynch was acquired by Bank of America through the merger of a wholly-owned subsidiary of Bank of America with and into ML & Co. with ML & Co. continuing as the surviving corporation and a wholly-owned subsidiary of Bank of America. Upon completion of the acquisition, each outstanding share of ML & Co. common stock was converted into 0.8595 shares of Bank of America common stock. As of the completion of the acquisition, ML & Co. Series 1 through Series 8 preferred stock were converted into Bank of America preferred stock with substantially identical terms to the corresponding series of Merrill Lynch preferred stock (except for additional voting rights provided to the Bank of America securities). The Merrill Lynch 9.00% Mandatory Convertible Non-Cumulative Preferred Stock, Series 2, and 9.00% Mandatory Convertible Non-Cumulative Preferred Stock, Series 3 that remained issued and outstanding subsequent to the completion of the acquisition were automatically converted into Bank of America common stock on October 15, 2010 in accordance with the terms of these securities (see Note 13).
Merger with Banc of America Securities Holdings Corporation (“BASH”)
On November 1, 2010, ML & Co. merged with BASH, a wholly-owned subsidiary of Bank of America, with ML &

Co. as the surviving corporation in the merger (the “BASH Merger”). In accordance with Accounting Standards Codification (“ASC”) 805-10, Business Combinations (“Business Combinations Accounting”), the Consolidated Financial Statements of Merrill Lynch include the historical results of BASH and subsidiaries as if the BASH Merger had occurred on January 1, 2009, the date at which both entities were first under the common control of Bank of America. Merrill Lynch has recorded the assets and liabilities acquired in connection with the BASH Merger at their historical carrying values.
As a result of the BASH Merger, Banc of America Securities LLC (“BAS”), a wholly-owned broker-dealer subsidiary of BASH, became a wholly-owned broker-dealer subsidiary of ML & Co. Subsequently, on November 1, 2010, BAS was merged into MLPF&S, a wholly-owned broker-dealer subsidiary of ML & Co., with MLPF&S as the surviving corporation in the merger. As a result, MLPF&S remained a direct wholly-owned broker-dealer subsidiary of ML & Co. and an indirect wholly-owned broker-dealer subsidiary of Bank of America.
Basis of Presentation
The Consolidated Financial Statements include the accounts of Merrill Lynch. The Consolidated Financial Statements are presented in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Intercompany transactions and balances within Merrill Lynch have been eliminated. Transactions and balances with Bank of America have not been eliminated. Certain prior-period amounts have been reclassified in order to conform with the current year's presentation.
The Consolidated Financial Statements are presented in U.S. dollars. Many non-U.S. subsidiaries have a functional currency (i.e., the currency in which activities are primarily conducted) that is other than the U.S. dollar, often the currency of the country in which a subsidiary is domiciled. Subsidiaries’ assets and liabilities are translated to U.S. dollars at year-end exchange rates, while revenues and expenses are translated at average exchange rates during the year. Adjustments that result from translating amounts in a subsidiary’s functional currency and related hedging, net of related tax effects, are reported in stockholder's equity as a component of accumulated other comprehensive (loss) income. All other translation adjustments are included in earnings. Merrill Lynch uses derivatives to manage the currency exposure arising from activities in non-U.S. subsidiaries. See the Derivatives section for additional information on accounting for derivatives.
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
VREs — VREs are defined to include entities that have both equity at risk that is sufficient to fund future operations and have equity investors that have a controlling financial interest in the entity through their equity investments. In accordance with ASC 810, Consolidation (“Consolidation Accounting”), Merrill Lynch generally consolidates those VREs where it has the majority of the voting rights. For investments in limited partnerships and certain limited liability corporations that Merrill Lynch does not control, Merrill Lynch applies ASC 323, Investments — Equity Method and Joint Ventures (“Equity Method Accounting”), which requires use of the equity method of accounting for investors that have more than a minor influence, which is typically defined as an investment of greater than 3% to 5% of the outstanding equity in the entity. For more traditional corporate structures, in accordance with Equity Method Accounting, Merrill Lynch applies the equity method of accounting where it has significant influence over the investee. Significant influence can be evidenced by a significant ownership interest (which is generally defined as a voting interest of 20% to 50%), significant board of director representation, or other contracts and arrangements.
VIEs — Those entities that do not meet the VRE criteria are generally analyzed for consolidation as VIEs. A VIE is an entity that lacks equity investors or whose equity investors do not have a controlling financial interest in the entity through their equity investments. Merrill Lynch consolidates those VIEs for which it is the primary beneficiary. In accordance with Consolidation Accounting guidance, Merrill Lynch is considered the primary beneficiary when it has a controlling financial interest in a VIE. Merrill Lynch has a controlling financial interest when it has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Merrill Lynch reassesses whether it is the primary beneficiary of a VIE on a quarterly basis. The quarterly reassessment process considers whether Merrill Lynch has acquired or divested the power to direct the activities of the VIE through changes in governing documents or other circumstances. The reassessment also considers whether Merrill Lynch has acquired or disposed of a financial interest that could be significant to the VIE, or whether an interest in the VIE has become significant or is no longer significant. The consolidation status of the VIEs with which Merrill Lynch is involved may change as a result of such reassessments.
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
Other revenues include gains (losses) on investment securities, including sales of available-for-sale securities, gains (losses) on private equity investments and other principal investments and gains (losses) on loans and other miscellaneous items.
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
Use of Estimates
In presenting the Consolidated Financial Statements, management makes estimates including the following:

•	Valuations of assets and liabilities requiring fair value estimates;

•	The allowance for credit losses;

•	Determination of other-than-temporary impairments for available-for-sale investment securities;

•	The outcome of litigation;

•	Determination of the liability for representations and warranties made in connection with the sales of residential mortgage and home equity loans;

•	Determination of whether VIEs should be consolidated;

•	The ability to realize deferred tax assets and the recognition and measurement of uncertain tax positions;

•	The carrying amount of goodwill and intangible assets;

•	The amortization period of intangible assets with definite lives;

•	Incentive-based compensation accruals and valuation of share-based payment compensation arrangements; and

•	Other matters that affect the reported amounts and disclosure of contingencies in the Consolidated Financial Statements.
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
Fair values for over-the-counter (“OTC”) derivative financial instruments, principally forwards, options, and swaps, represent the present value of amounts estimated to be received from or paid to a marketplace participant in settlement of these instruments (i.e., the amount Merrill Lynch would expect to receive in a derivative asset assignment or would expect to pay to have a derivative liability assumed). These derivatives are valued using pricing models based on the net present value of estimated future cash flows and directly observed prices from exchange-traded derivatives, other OTC trades, or external pricing services, while taking into account the counterparty’s creditworthiness, or Merrill Lynch’s own creditworthiness, as appropriate. When external pricing services are used, the methods and assumptions used are reviewed by Merrill Lynch. Determining the fair value for OTC derivative contracts can require a significant level of estimation and management judgment.
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
Fair Value Accounting also requires that Merrill Lynch consider its own creditworthiness when determining the fair value of certain instruments, including OTC derivative instruments and certain structured notes carried at fair value under the fair value option election (i.e., debit valuation adjustment or "DVA"). Merrill Lynch’s DVA is measured in the same manner as third party counterparty credit risk. The impact of Merrill Lynch’s DVA is incorporated into the fair value of instruments such as OTC derivative contracts even when credit risk is not readily observable in the instrument. OTC derivative liabilities are valued based on the net counterparty exposure as described above.

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
Merrill Lynch recognizes and measures its unrecognized tax benefits in accordance with Income Tax Accounting. Merrill Lynch estimates the likelihood, based on their technical merits, that tax positions will be sustained upon examination considering the facts and circumstances and information available at the end of each period. Merrill Lynch adjusts the level of unrecognized tax benefits ("UTBs") when there is more information available, or when an event occurs requiring a change. In accordance with Bank of America’s policy, any new or subsequent change in an unrecognized tax benefit related to a Bank of America state consolidated, combined or unitary return in which Merrill Lynch is a member will generally not be reflected in Merrill Lynch’s balance sheet. However, upon Bank of America’s resolution of the item, any material impact determined to be attributable to Merrill Lynch will be reflected in Merrill Lynch’s balance sheet. Merrill Lynch accrues income-tax-related interest and penalties, if applicable, within income tax expense.
Merrill Lynch’s results of operations are included in the U.S. federal income tax return and certain state income tax returns of Bank of America. The method of allocating income tax expense is determined under the intercompany tax allocation policy of Bank of America. This policy specifies that income tax expense will be computed for all Bank of America subsidiaries generally on a separate pro forma return basis, taking into account the tax position of the consolidated group and the pro forma Merrill Lynch group. Under this policy, tax benefits associated with NOLs (or other tax attributes) of Merrill Lynch are payable to Merrill Lynch generally upon utilization in Bank of America’s tax returns. See Note 17 for further discussion of income taxes.
Goodwill and Intangible Assets
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

Balance Sheet
Cash and Cash Equivalents
Merrill Lynch defines cash equivalents as short-term, highly liquid securities, and interest-earning deposits with maturities, when purchased, of 90 days or less, that are not used for trading purposes. The amounts recognized for cash and cash equivalents in the Consolidated Balance Sheets approximate fair value.
Cash and Securities Segregated for Regulatory Purposes or Deposited with Clearing Organizations
Merrill Lynch maintains relationships with clients around the world and, as a result, it is subject to various regulatory regimes. As a result of its client activities, Merrill Lynch is obligated by rules mandated by its primary regulators, including the Securities and Exchange Commission (“SEC”) and the Commodities Futures Trading Commission (“CFTC”) in the U.S. and the Financial Services Authority (“FSA”) in the U.K. to segregate or set aside cash and/or qualified securities to satisfy these regulations, which have been promulgated to protect customer assets. In addition, Merrill Lynch is a member of various clearing organizations at which it maintains cash and/or securities required for the conduct of its day-to-day clearance activities. The amounts recognized for cash and securities segregated for regulatory purposes or deposited with clearing organizations in the Consolidated Balance Sheets approximate fair value.
Securities Financing Transactions
Merrill Lynch enters into repurchase and resale agreements and securities borrowed and loaned transactions to accommodate customers and earn interest rate spreads (also referred to as “matched-book transactions”), obtain securities for settlement and finance inventory positions. Resale and repurchase agreements are generally accounted for as collateralized financing transactions and may be recorded at their contractual amounts plus accrued interest or at fair value under the fair value option election. In resale and repurchase agreements, typically the termination date of the agreements is before the maturity date of the underlying security. However, in certain situations, Merrill Lynch may enter into agreements where the termination date of the transaction is the same as the maturity date of the underlying security. These transactions are referred to as repo-to-maturity ("RTM") transactions. In accordance with applicable accounting guidance, Merrill Lynch accounts for RTM transactions as sales and purchases when the transferred securities are highly liquid. In instances where securities are considered sold or purchased, Merrill Lynch removes or recognizes the securities from the Consolidated Balance Sheet and, in the case of sales, recognizes a gain or loss in the Consolidated Statement of (Loss) Earnings. At December 31, 2011 and December 31, 2010, Merrill Lynch had no outstanding RTM transactions that had been accounted for as sales and an immaterial amount of transactions that had been accounted for as purchases.
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
Substantially all securities financing activities are transacted under master agreements that give Merrill Lynch the right, in the event of default, to liquidate collateral held and to offset receivables and payables with the same counterparty. Merrill Lynch offsets certain repurchase and resale transactions with the same counterparty on the Consolidated Balance Sheets where it has such a master agreement, that agreement is legally enforceable and the transactions have the same maturity date.
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
Marketable Investment Securities
ML & Co. and certain of its non-broker-dealer subsidiaries follow the guidance within Investment Accounting for investments in debt and publicly traded equity securities. Merrill Lynch classifies those debt securities that it does not intend to sell as held-to-maturity securities. Held-to-maturity securities are carried at amortized cost unless a decline in value is deemed other-than-temporary, in which case the carrying value is reduced. For Merrill Lynch, the trading classification under Investment Accounting generally includes those securities that are bought and held principally for the purpose of selling them in the near term, securities that are economically hedged, or securities that may contain a bifurcatable embedded derivative as defined in Derivatives Accounting. Securities classified as trading are marked to fair value through earnings. All other qualifying securities are classified as available-for-sale ("AFS") and are held at fair value with unrealized gains and losses reported in accumulated other comprehensive (loss) income (“OCI”).
Realized gains and losses on investment securities are included in current period earnings. For purposes of computing realized gains and losses, the cost basis of each investment sold is based on the specific identification method.
Merrill Lynch regularly (at least quarterly) evaluates each held-to-maturity and AFS security whose fair value has declined below amortized cost to assess whether the decline in fair value is other-than-temporary. A decline in a debt security’s fair value is considered to be other-than-temporary if it is probable that all amounts contractually due will not be collected or Merrill Lynch either plans to sell the security or it is more likely than not that it will be required to sell the security before recovery of its amortized cost. For unrealized losses on debt securities that are deemed other-than-temporary, the credit component of an other-than-temporary impairment is recognized in earnings and the non-credit component is recognized in OCI when Merrill Lynch does not intend to sell the security and it is more likely than not that Merrill Lynch will not be required to sell the security prior to recovery.

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
Merrill Lynch has non-controlling investments in the common shares of corporations and in partnerships that do not fall within the scope of Investment Accounting or the Investment Company Guide. Merrill Lynch accounts for these investments using either the cost or the equity method of accounting based on management’s ability to influence the investees, or Merrill Lynch may elect the fair value option. See the Consolidation Accounting section of this Note for more information.
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
Loans held for investment are generally carried at amortized cost, less an allowance for loan losses, which represents Merrill Lynch’s estimate of probable losses inherent in its lending activities. The fair value option election has been made for certain held-for-investment loans, notes and mortgages. Merrill Lynch performs periodic and systematic detailed reviews of its lending portfolios to identify credit risks and to assess overall collectability. These reviews, which are updated on a quarterly basis, consider a variety of factors including, but not limited to, historical loss experience, estimated defaults, delinquencies, economic conditions, credit scores and the fair value of any underlying collateral. Provisions for loan losses are included in interest and dividend revenue in the Consolidated Statements of (Loss) Earnings.

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
In general, loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, including loans that are individually identified as being impaired, are classified as non-performing unless well-secured and in the process of collection. Loans, primarily commercial, whose contractual terms have been restructured in a manner which grants a concession to a borrower experiencing financial difficulties are considered troubled debt restructurings ("TDRs") and are classified as non-performing until the loans have performed for an adequate period of time under the restructured agreement. Interest accrued but not collected is reversed when a commercial loan is considered non-performing. Interest collections on commercial loans for which the ultimate collectability of principal is uncertain are applied as principal reductions; otherwise, such collections are credited to income when received. Commercial loans may be restored to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.
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
Brokers and Dealers Receivables and Payables
Receivables from brokers and dealers include amounts receivable for securities not delivered by Merrill Lynch to a purchaser by the settlement date (“fails to deliver”), margin deposits and commissions. Payables to brokers and dealers include amounts payable for securities not received by Merrill Lynch from a seller by the settlement date (“fails to receive”). Brokers and dealers receivables and payables additionally include amounts related to futures contracts on behalf of Merrill Lynch customers as well as net receivables or payables from unsettled trades. Due to their short-term nature, the amounts recognized for brokers and dealers receivables and payables approximate fair value.
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

Depreciation and amortization are computed using the straight-line method. Equipment is depreciated over its estimated useful life, while leasehold improvements are amortized over the lesser of the improvement’s estimated economic useful life or the term of the lease. Maintenance and repair costs are expensed as incurred. Depreciation and amortization expense was $422 million, $591 million and $729 million for 2011, 2010 and 2009, respectively.
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
Deposits
Savings deposits are interest-bearing accounts that have no maturity or expiration date. Certificates of deposit are accounts that have a stipulated maturity and interest rate. However, depositors may recover their funds prior to the stated maturity but may pay a penalty to do so. In certain cases, Merrill Lynch enters into interest rate swaps to hedge the fair value risk in these deposits. The carrying amount of deposits approximates fair value.
Short- and Long-Term Borrowings
Short and long-term borrowings are carried at either the principal amount borrowed, net of unamortized discounts or premiums, adjusted for the effects of fair value hedges or fair value under the fair value option election.
Merrill Lynch issues structured debt instruments that have coupons or repayment terms linked to the performance of debt or equity securities, indices, currencies, or commodities, generally referred to as hybrid debt instruments or structured notes. The contingent payment components of these obligations may meet the definition in Derivatives Accounting of an embedded derivative. Structured notes are generally accounted for under the fair value option election (see Note 4).
Merrill Lynch uses derivatives to manage the interest rate, currency, equity, and other risk exposures of its borrowings. See Note 6 for additional information on the accounting for derivatives.
Stock-Based Compensation
Merrill Lynch accounts for stock-based compensation expense in accordance with ASC 718, Compensation — Stock Compensation (“Stock Compensation Accounting”), under which compensation expense for share-based awards that do not require future service are recorded immediately, while those that do require future service are amortized into expense over the relevant service period. Further, expected forfeitures of share-based compensation awards for non-retirement-eligible employees are included in determining compensation expense.
New Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (the "FASB") issued new accounting guidance on TDRs, including criteria to determine whether a loan modification represents a concession and whether the debtor is experiencing financial difficulties. This new accounting guidance was effective as of September 30, 2011 with retrospective application back to January 1, 2011. The new accounting guidance was not material to Merrill Lynch.

In April 2011, the FASB issued new accounting guidance that addresses effective control in repurchase agreements and eliminates the requirement for entities to consider whether the transferor/seller has the ability to repurchase the financial assets in a repurchase agreement. This new accounting guidance was effective, on a prospective basis, for new transactions or modifications to existing transactions, on January 1, 2012. The adoption of this guidance will not have a material impact on Merrill Lynch's consolidated financial position or results of operations.

In May 2011, the FASB issued amendments to Fair Value Accounting. The amendments clarify the application of the highest and best use and valuation premise concepts, preclude the application of blockage factors in the valuation of all financial instruments and include criteria for applying the fair value measurement principles to portfolios of financial instruments. The amendments additionally prescribe enhanced financial statement disclosures for Level 3 fair value measurements. The new amendments were effective on January 1, 2012. The adoption of this guidance will not have a material impact on Merrill Lynch's consolidated financial position or results of operations.

In June 2011, the FASB issued new accounting guidance on the presentation of comprehensive income in financial statements. The new guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This new accounting guidance is effective for Merrill Lynch for the three months ended March 31, 2012.

In September 2011, the FASB issued new accounting guidance that simplifies goodwill impairment testing. The new guidance permits entities to make a qualitative assessment of whether it is likely that the fair value of a reporting unit is less than its carrying value before applying the two-step impairment test. If, under this assessment, it is likely that the fair value of a reporting unit is greater than the carrying amount, an entity would not be required to perform the two-step impairment test. Merrill Lynch early adopted the new accounting guidance for the annual goodwill impairment test completed during the three months ended September 30, 2011.

In December 2011, the FASB issued new accounting guidance that requires additional disclosures on financial instruments and derivative instruments that are either offset in accordance with existing accounting guidance or are subject to an enforceable master netting arrangement or similar agreement. The new requirements do not change the accounting guidance on netting, but rather enhance the disclosures to more clearly show the impact of netting arrangements on a company's financial position. This new accounting guidance will be effective, on a retrospective basis for all comparative periods presented, beginning on January 1, 2013.

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
The MLBUSA sale was completed on July 1, 2009, and the sale of MLBT-FSB was completed on November 2, 2009. After each sale was completed, MLBUSA and MLBT-FSB were merged into Bank of America, N.A. ("BANA"), a subsidiary of Bank of America.
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

Other Related Party Transactions
Merrill Lynch has entered into various transactions with Bank of America, including transactions in connection with certain sales and trading and financing activities as well as the allocation of certain shared services. Details on amounts receivable from and payable to Bank of America as of December 31, 2011 and December 31, 2010 are presented below.
Receivables from Bank of America are comprised of:

(dollars in millions)
	December 31, 2011	December 31, 2010
Cash and cash equivalents	$7,491	$14,471
Cash and securities segregated for regulatory purposes	6,107	5,508
Receivables under resale agreements	26,855	31,053
Trading assets	700	643
Net intercompany funding receivable	3,567	7,305
Other receivables	6,252	1,460
Other assets	—	215
	$50,972	$60,655
Payables to Bank of America are comprised of:

(dollars in millions)
	December 31, 2011	December 31, 2010
Payables under repurchase agreements	$22,647	$12,890
Payables under securities loaned transactions	2,519	2,352
Short-term borrowings	1,450	1,901
Deposits	75	33
Trading liabilities	503	520
Other payables	1,935	2,746
Long-term borrowings(1)	2,650	2,579
Total	$31,779	$23,021

(1)	Amounts include $2,578 of subordinated borrowings from Bank of America (see Note 12).
Total net revenues and non-interest expenses related to transactions with Bank of America for the year ended December 31, 2011 were $1.3 billion and $2.5 billion, respectively. Net revenues for the year ended December 31, 2011 included $322 million of investment banking revenue from transactions involving Bank of America. Total net revenues and non-interest expenses related to transactions with Bank of America for the year ended December 31, 2010 were $906 million and $807 million, respectively. Net revenues for the year ended December 31, 2010 included a realized gain of approximately $280 million from the sale of approximately $11 billion of available-for-sale securities, $212 million of investment banking revenue from transactions involving Bank of America, and, as discussed below, a gain of approximately $600 million from the sale of Bloomberg Inc. notes receivable to Bank of America. Total net revenues and non-interest expenses related to transactions with Bank of America for the year ended December 31, 2009 were $1.5 billion and $739 million, respectively. Net revenues for the year ended December 31, 2009 included $644 million of investment banking revenue from transactions involving Bank of America.
Total net revenues related to transactions with Bank of America for the years ended December 31, 2011, December 31, 2010 and December 31, 2009 included intercompany service fee revenues of $925 million, $279 million and $200 million, respectively. Total non-interest expenses related to transactions with Bank of America for the years ended December 31, 2011, December 31, 2010 and December 31, 2009 included intercompany service fee expenses of $2.3 billion, $538 million and $573 million, respectively. Intercompany service fee revenue and service fee expense from Bank of America represents the allocations of certain centralized or shared business activities between Merrill Lynch and Bank of America. Such fees are generally determined in accordance with subsidiary transfer pricing agreements. The increase in service fee revenue and expense in the year ended December 31, 2011 resulted from the integration of Bank of America's and Merrill Lynch's methodologies for allocating revenues and expenses associated with shared services with their subsidiaries.
A portion of the consideration received from Merrill Lynch's July 2008 sale of its stake in Bloomberg, L.P. to Bloomberg Inc. was notes issued by Bloomberg Inc., the general partner and owner of substantially all of Bloomberg, L.P. The notes represent senior unsecured obligations of Bloomberg Inc. In December 2010, Merrill Lynch sold the Bloomberg Inc. notes to Bank of America at fair value and recorded a gain of approximately $600 million.
Bank of America and Merrill Lynch have entered into certain intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these arrangements is a $50 billion extendible one-year revolving credit facility that allows Bank of America to borrow funds from Merrill Lynch at a spread to LIBOR that is reset periodically and is consistent with other intercompany agreements. The credit facility matures on January 1, 2013 and will automatically be extended by one year to the succeeding January 1st unless Merrill Lynch provides written notice not to extend at least 45 days prior to the maturity date. There were no amounts outstanding at December 31, 2011 and approximately $6.1 billion outstanding at December 31, 2010 under this credit facility. In addition, in October 2011, Merrill Lynch entered into a short-term revolving credit facility that will allow Bank of America to borrow up to an additional $25 billion. Interest on borrowings under the credit facility is based on prevailing short-term market rates. At December 31, 2011, approximately $3.7 billion was outstanding under this credit facility. See Note 12 for further information on intercompany financing agreements with Bank of America. In addition, Bank of America has guaranteed the performance of Merrill Lynch on certain derivative transactions (see Note 6). Bank of America has also guaranteed certain debt securities, warrants and/or other certificates and obligations of certain subsidiaries of ML & Co. (see Note 12).

Note 3.	Segment and Geographic Information
Segment Information
Pursuant to ASC 280, Segment Reporting, operating segments represent components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. The business activities of Merrill Lynch are included within certain of the operating segments of Bank of America. Detailed financial information related to the operations of Merrill Lynch, however, is not provided to Merrill Lynch's chief operating decision maker. As a result, Merrill Lynch does not contain any identifiable operating segments under Segment Reporting, and therefore the financial information of Merrill Lynch is presented as a single segment.
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

(dollars in millions)
	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Revenues, net of interest expense
Europe, Middle East, and Africa	$3,794	$4,500	$5,841
Pacific Rim	2,387	2,244	2,136
Latin America	1,164	1,072	823
Canada	272	207	242
Total Non-U.S.	7,617	8,023	9,042
United States(1)(2)	16,677	19,823	20,242
Total revenues, net of interest expense	$24,294	$27,846	$29,284

(1)
U.S. results for the years ended December 31, 2011, December 31, 2010 and December 31, 2009 included gains of $2.0 billion, losses of $0.1 billion and losses of $5.2 billion, respectively, due to the impact of the changes in Merrill Lynch’s credit spreads on the carrying values of certain long-term borrowings, primarily structured notes.

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

Level 3.   Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management's view about the assumptions a market participant would use in pricing the asset or liability (examples include certain private equity investments, certain residential and commercial mortgage-related assets and long-dated or complex derivatives).

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

Valuation Techniques

The following outlines the valuation methodologies for Merrill Lynch's material categories of assets and liabilities:

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

Convertible debentures Convertible debentures are valued based on observable trades and/or external quotes, depending on availability. When neither observable trades nor external quotes are available, the instruments are valued using a discounted cash flow approach based on risk parameters of comparable securities. In such cases, the potential pricing difference in spread and/or price terms with the traded comparable is considered. Convertible debentures are generally classified as Level 2 in the fair value hierarchy.

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

CDOs The fair value of CDOs is derived from a referenced basket of CDS, the CDO's capital structure, and the default correlation, which is an input to a proprietary CDO valuation model. The underlying CDO portfolios typically contain investment grade as well as non-investment grade obligors. After adjusting for differences in risk profile, the correlation parameter for an actual transaction is estimated by benchmarking against observable standardized index tranches and other comparable transactions. CDOs are classified as either Level 2 or Level 3 in the fair value hierarchy.

Investment securities non-qualifying

Investments in Private Equity, Real Estate and Hedge Funds Merrill Lynch has investments in numerous asset classes, including: direct private equity, private equity funds, hedge funds and real estate funds. Valuing these investments requires significant management judgment due to the nature of the assets and the lack of quoted market prices and liquidity in these assets. Initially, the transaction price of the investment is generally considered to be the best indicator of fair value. Thereafter, valuation of direct investments is based on an assessment of each individual investment using various methodologies, which include publicly traded comparables derived by multiplying a key performance metric (e.g., earnings before interest, taxes, depreciation and amortization) of the portfolio company by the relevant valuation multiple observed for comparable companies, acquisition comparables, entry level multiples and discounted cash flows. These valuations are subject to appropriate discounts for lack of liquidity or marketability. Certain factors which may influence changes to fair value include but are not limited to, recapitalizations, subsequent rounds of financing, and offerings in the equity or debt capital markets. For fund investments, Merrill Lynch generally records the fair value of its proportionate interest in the fund's capital as reported by the fund's respective managers.

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

Long-term and short-term borrowings

Merrill Lynch and its consolidated VIEs issue structured notes that have coupons or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities. The fair value of structured notes is estimated using valuation models for the combined derivative and debt portions of the notes when the fair value option has been elected. These models incorporate observable, and in some instances unobservable, inputs including security prices, interest rate yield curves, option volatility, currency, commodity or equity rates and correlations between these inputs. The impact of Merrill Lynch's own credit spreads is also included based on Merrill Lynch's observed secondary bond market spreads. Structured notes are classified as either Level 2 or Level 3 in the fair value hierarchy.

Recurring Fair Value
The following tables present Merrill Lynch’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010, respectively.

(dollars in millions)
	Fair Value Measurements on a Recurring Basis
	as of December 31, 2011
	Level 1	Level 2	Level 3	Netting Adj(1)	Total
Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations:
Corporate debt	$—	$295	$—	$—	$295
Non-U.S. governments and agencies	—	1,757	—	—	1,757
U.S. Government and agencies	1,796	740	—	—	2,536

Total securities segregated for regulatory purposes or deposited with clearing organizations	1,796	2,792	—	—	4,588
Receivables under resale agreements	—	85,652	—	—	85,652
Receivables under securities borrowed transactions	—	259	—	—	259
Trading assets, excluding derivative contracts:
Equities	14,962	5,860	179	—	21,001
Convertible debentures	—	4,519	99	—	4,618
Non-U.S. governments and agencies	28,026	1,871	342	—	30,239
Corporate debt	—	13,027	3,962	—	16,989
Preferred stock	—	89	227	—	316
Mortgages, mortgage-backed and asset-backed	—	5,055	3,199	—	8,254
U.S. Government and agencies	22,183	20,820	—	—	43,003
Municipals and money markets	1,067	9,755	2,047	—	12,869
Physical commodities and other	—	175	—	—	175
Total trading assets, excluding derivative contracts	66,238	61,171	10,055	—	137,464
Derivative contracts(2)	1,810	722,108	10,110	(699,015)	35,013
Investment securities available-for-sale:
U.S. treasury securities and agency debentures	398	—	—	—	398
Securities, mortgage-backed and asset backed
Non-agency MBS	—	249	—	—	249
Corporate ABS	—	—	47	—	47
Total investment securities available-for-sale	398	249	47	—	694
Investment securities non-qualifying	2,624	328	574	—	3,526
Total investment securities	3,022	577	621	—	4,220
Securities received as collateral	13,058	658	—	—	13,716
Loans, notes and mortgages	—	596	1,726	—	2,322
Other assets	—	—	1,349	—	1,349
Liabilities:
Payables under repurchase agreements	—	34,235	—	—	34,235
Short-term borrowings	—	5,908	—	—	5,908
Trading liabilities, excluding derivative contracts:
Equities	10,868	1,230	—	—	12,098
Convertible debentures	—	125	—	—	125
Non-U.S. governments and agencies	15,911	643	—	—	16,554
Corporate debt	—	6,927	52	—	6,979
Preferred stock	—	89	16	—	105
U.S. Government and agencies	15,603	1,373	—	—	16,976
Municipals, money markets and other	549	51	45	—	645
Total trading liabilities, excluding derivative contracts	42,931	10,438	113	—	53,482
Derivative contracts(2)	1,419	724,713	5,615	(705,508)	26,239
Obligation to return securities received as collateral	13,058	658	—	—	13,716
Other payables — interest and other	—	163	10	—	173
Long-term borrowings	—	28,139	2,186	—	30,325

(1)	Represents counterparty and cash collateral netting.

(2)	Refer to Note 6 for product level detail.

Transfers between Level 1 and Level 2 assets and liabilities were not significant for the year ended December 31, 2011.

Level 3 derivative contracts (assets) relate to derivative positions on U.S. ABS CDOs and other mortgage products of $2.4 billion, $3.1 billion of other credit derivatives that incorporate unobservable model valuation inputs, and $4.6 billion of equity, currency, interest rate and commodity derivatives that are long-dated and/or have unobservable model valuation inputs (e.g., unobservable correlation).
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
Level 3 derivative contracts (liabilities) relate to derivative positions on U.S. ABS CDOs and other mortgage products of $1.6 billion, $0.7 billion of other credit derivatives that incorporate unobservable model valuation inputs, and $3.3 billion of equity, currency, interest rate and commodity derivatives that are long-dated and/or have unobservable model valuation inputs (e.g., unobservable correlation).

Level 3 long-term borrowings primarily relate to equity-linked structured notes of $1.7 billion, which have unobservable model valuation inputs (e.g., unobservable correlation).

(dollars in millions)
	Fair Value Measurements on a Recurring Basis
	as of December 31, 2010
	Level 1	Level 2	Level 3	Netting Adj(1)	Total
Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations:
Corporate debt	$—	$306	$—	$—	$306
Non-U.S. governments and agencies	1,652	1,402	—	—	3,054
U.S. Government and agencies	1,419	1,413	—	—	2,832
Total securities segregated for regulatory purposes or deposited with clearing organizations	3,071	3,121	—	—	6,192
Receivables under resale agreements (2)	—	74,255	—	—	74,255
Receivables under securities borrowed transactions	—	1,672	—	—	1,672
Trading assets, excluding derivative contracts:
Equities	20,458	7,673	170	—	28,301
Convertible debentures	—	5,903	—	—	5,903
Non-U.S. governments and agencies	18,393	3,612	243	—	22,248
Corporate debt	—	22,300	4,605	—	26,905
Preferred stock	—	511	287	—	798
Mortgages, mortgage-backed and asset-backed	—	5,247	5,747	—	10,994
U.S. Government and agencies (3)	17,742	23,636	—	—	41,378
Municipals and money markets	732	11,102	2,327	—	14,161
Physical commodities and other	—	598	—	—	598
Total trading assets, excluding derivative contracts	57,325	80,582	13,379	—	151,286
Derivative contracts(4)	1,622	590,020	14,359	(566,630)	39,371
Investment securities available-for-sale:
U.S. treasury securities and agency debentures	430	—	—	—	430
Mortgage-backed securities — residential MBS	—	3,869	—	—	3,869
Mortgage-backed securities — agency CMOs	—	61	—	—	61
Mortgage-backed securities — non-agency MBSs	—	518	213	—	731
Total investment securities available-for-sale	430	4,448	213	—	5,091
Investment securities non-qualifying	2,792	690	3,394	—	6,876
Total investment securities	3,222	5,138	3,607	—	11,967
Securities received as collateral	19,471	892	—	—	20,363
Loans, notes and mortgages	—	1,423	1,891	—	3,314
Liabilities:
Payables under repurchase agreements	—	37,394	—	—	37,394
Short-term borrowings	—	6,472	—	—	6,472
Trading liabilities, excluding derivative contracts:
Equities	11,706	914	—	—	12,620
Convertible debentures	—	1,406	—	—	1,406
Non-U.S. governments and agencies	14,748	957	—	—	15,705
Corporate debt	—	9,500	—	—	9,500
U.S. Government and agencies	19,860	4,887	—	—	24,747
Municipals, money markets and other	224	347	—	—	571
Total trading liabilities, excluding derivative contracts	46,538	18,011	—	—	64,549
Derivative contracts(4)	1,142	590,138	7,991	(567,074)	32,197

Obligation to return securities received as collateral	19,471	892	—	—	20,363
Other payables — interest and other	—	39	126	—	165
Long-term borrowings	—	36,818	2,396	—	39,214

(1)	Represents counterparty and cash collateral netting.

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

The following tables provide a summary of changes in Merrill Lynch’s Level 3 financial assets and liabilities for the years ended December 31, 2011, December 31, 2010 and December 31, 2009.

(dollars in millions)
	Level 3 Financial Assets and Liabilities Year Ended December 31, 2011
		Total Realized and Unrealized Gains or (Losses) included in Income			Total Realized and Unrealized Gains or (Losses) included in Income	Unrealized Gains or (Losses) to OCI	Sales	Purchases	Issuances	Settlements
	Beginning Balance	Principal Transactions	Other Revenue	Interest							Transfers In	Transfers Out	Ending Balance
Assets:
Trading assets, excluding derivative contracts:
Equities	$170	$15	$—	$—	$15	$—	(159)	232	$—	(64)	$11	$(26)	$179
Convertible debentures	—	3	—	—	3	—	(106)	298	—	(4)	36	(128)	99
Non-U.S. governments and agencies	243	87	—	—	87	—	(137)	188	—	(3)	8	(44)	342
Corporate debt	4,605	163	—	—	163	—	(3,198)	2,596	—	(459)	832	(577)	3,962
Preferred stock	287	30	—	—	30	—	(201)	66	—	(76)	121	—	227
Mortgages, mortgage-backed and asset-backed	5,747	221	—	—	221	—	(3,759)	1,820	—	(196)	3	(637)	3,199
Municipals and money markets	2,327	60	—	—	60	—	(2,133)	2,097	—	(425)	126	(5)	2,047
Total trading assets, excluding derivative contracts	13,379	579	—	—	579	—	(9,693)	7,297	—	(1,227)	1,137	(1,417)	10,055
Derivative contracts, net	6,368	809	—	—	809	—	(884)	929	—	(3,211)	1,146	(662)	4,495
Investment securities available-for-sale :
Mortgage-backed securities — agency CMOs	—	—	—	—	—	—	(55)	56	—	(1)	—	—	—
Mortgage-backed securities — non-agency MBSs	213	—	(19)	—	(19)	(38)	(167)	11	—	—	—	—	—
Corporate ABS	—	—	(16)	—	(16)	—	—	304	—	—	—	(241)	47
Total investment securities available-for-sale	213	—	(35)	—	(35)	(38)	(222)	371	—	(1)	—	(241)	47
Investment securities non-qualifying	3,394	—	476	—	476	—	(1,575)	92	—	(298)	375	(1,890)	574
Total investment securities	3,607	—	441	—	441	(38)	(1,797)	463	—	(299)	375	(2,131)	621
Loans, notes and mortgages	1,891	—	155	34	189	—	(669)	154	665	(273)	135	(366)	1,726
Other assets	—	—	(229)	—	(229)	—	—	1,578	—	—	—	—	1,349
Liabilities:
Trading liabilities, excluding derivative contracts:
Corporate debt	—	1	—	—	1	—	120	(94)	—	—	37	(10)	52
Preferred stock	—	4	—	—	4	—	27	(7)	—	—	—	—	16
Municipals, money markets and other	—	(2)	—	—	(2)	—	35	(20)	—	—	28	—	45
Total trading liabilities, excluding derivative contracts	—	3	—	—	3	—	182	(121)	—	—	65	(10)	113
Other payables - interest and other	126	—	23	—	23	—	4	(6)	9	—	—	(100)	10
Long-term borrowings	2,396	(106)	(43)	—	(149)	—	72	(382)	412	(583)	975	(853)	2,186

Sales of corporate debt primarily relates to sales of corporate ARS and distressed loans during the first quarter of 2011. Sales of mortgages, mortgage-backed and asset-backed securities primarily relates to the sale of CDO positions in conjunction with the liquidation of a VIE and sales of collateralized loan obligation ("CLO") positions due to the exit of Merrill Lynch's proprietary trading business. Purchases of corporate debt primarily relates to purchases of non-investment grade and distressed corporate loans and bonds. Purchases of mortgages, mortgage-backed and asset-backed securities primarily relates to purchases of CDO and CLO positions. Sales and purchases of municipal securities is primarily due to dealer activity in student loan ARS. Sales of investment securities non-qualifying primarily relates to the sale of private equity investments during 2011.
The purchases for other assets and settlements for derivative contracts, net reflect the reclassification of approximately $1.6 billion of net monoline exposure from derivative contracts (assets) to other assets because of the inherent default risk and given that these contracts no longer provide a hedge benefit.
Transfers out for convertible debentures are due to increased observability (i.e., market comparables) for certain convertible bond positions. Transfers in for corporate debt are primarily due to decreased observability (i.e., decreased market liquidity) for certain corporate loans and bonds. Transfers out for corporate debt primarily relates to increased price observability (i.e., market comparables) for certain corporate bond positions. Transfers out for mortgages, mortgage-backed and asset-backed securities primarily relates to increased price observability for certain RMBS, CMBS and consumer ABS portfolios. Transfers in for derivative contracts, net primarily relates to changes in the valuation methodology for certain CDOs and total return swaps ("TRS"), in addition to certain equity derivative positions with unobservable correlation. Transfers out for derivative contracts, net primarily relates to increased price observability for certain equity and credit derivative positions.

Transfers out for investment securities available-for-sale - corporate ABS are due to increased price observability (i.e., market comparables) for certain positions. Transfers in for investment securities non-qualifying are due to a change in the valuation methodology for a real estate private equity fund. Transfers out related to investment securities non-qualifying are primarily due to a private equity investment that underwent an initial public offering during the first quarter of 2011. Transfers out for loans, notes and mortgages and other payables - interest and other primarily relates to increased observability (i.e., market comparables) for certain corporate loans and unfunded loan commitments. Transfers in and out related to long-term borrowings are primarily due to changes in the impact of unobservable inputs on the value of certain equity-linked structured notes.

(dollars in millions)
	Level 3 Financial Assets and Liabilities Year Ended December 31, 2010
		Total Realized and Unrealized Gains or (Losses) included in Income			Total Realized and Unrealized Gains or (Losses) included in Income	Unrealized Gains or (Losses) to OCI	Purchases, Issuances and Settlements
	Beginning Balance	Principal Transactions	Other Revenue	Interest				Transfers In	Transfers Out	Ending Balance
Assets:
Trading assets, excluding derivative contracts:
Equities	$351	$(17)	$—	$—	$(17)	$—	$(167)	$130	$(127)	$170
Non-U.S. governments and agencies	1,142	(143)	—	—	(143)	—	(144)	103	(715)	243
Corporate debt	6,790	398	—	—	398	—	(2,271)	965	(1,277)	4,605
Preferred stock	562	(34)	—	—	(34)	—	(204)	—	(37)	287
Mortgages, mortgage-backed and asset-backed	7,294	253	—	—	253	—	(1,793)	390	(397)	5,747
Municipals and money markets	2,148	112	—	—	112	—	(1,054)	1,234	(113)	2,327
Total trading assets, excluding derivative contracts	18,287	569	—	—	569	—	(5,633)	2,822	(2,666)	13,379
Derivative contracts, net	6,866	(1,173)	—	—	(1,173)	—	648	691	(664)	6,368
Investment securities available-for-sale :
Mortgage-backed securities — non-agency MBSs	473	—	(96)	31	(65)	(36)	(224)	77	(12)	213
Total investment securities available-for-sale	473	—	(96)	31	(65)	(36)	(224)	77	(12)	213
Investment securities non-qualifying	3,696	—	1,437	—	1,437	—	(1,540)	—	(199)	3,394
Total investment securities	4,169	—	1,341	31	1,372	(36)	(1,764)	77	(211)	3,607
Loans, notes and mortgages	4,115	—	133	144	277	—	(2,420)	28	(109)	1,891
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	386	23	—	—	23	—	17	—	(380)	—
Total trading liabilities, excluding derivative contracts	386	23	—	—	23	—	17	—	(380)	—
Other payables - interest and other	186	—	44	—	44	—	(16)	—	—	126
Long-term borrowings	4,683	676	41	—	717	—	(1,254)	1,353	(1,669)	2,396
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

(dollars in millions)
	Level 3 Financial Assets and Liabilities Year Ended December 31, 2009
		Total Realized and Unrealized Gains or (Losses) included in Income			Total Realized and Unrealized Gains or (Losses) included in Income	Unrealized Gains or (Losses) to OCI	Purchases, Issuances and Settlements
	Beginning Balance	Principal Transactions	Other Revenue	Interest				Transfers In (out)	Ending Balance
Assets:
Trading assets, excluding derivative contracts:
Equities	$660	$(202)	$—	$—	$(202)	$—	$234	$(341)	$351
Non-U.S. governments and agencies	30	136	—	—	136	—	174	802	1,142
Corporate debt & convertible debentures	11,286	553	—	—	553	—	(898)	(4,151)	6,790
Preferred stock	3,344	(191)	—	—	(191)	—	(2,696)	105	562
Mortgages, mortgage-backed and asset-backed	8,246	(441)	—	—	(441)	—	1,666	(2,177)	7,294
Municipals and money markets	798	(27)	—	—	(27)	—	1,390	(13)	2,148
Total trading assets, excluding derivative contracts	24,364	(172)	—	—	(172)	—	(130)	(5,775)	18,287
Derivative contracts, net	2,307	(2,209)	—	—	(2,209)	—	1,910	4,858	6,866
Investment securities available-for-sale :
Mortgage-backed securities — residential non-agency MBSs	350	—	(449)	178	(271)	41	(1,859)	2,212	473
Total investment securities available-for-sale	350	—	(449)	178	(271)	41	(1,859)	2,212	473
Investment securities non-qualifying	2,761	—	1,029	—	1,029	—	(103)	9	3,696
Total investment securities	3,111	—	580	178	758	41	(1,962)	2,221	4,169
Loans, notes and mortgages	359	—	710	88	798	—	(2,931)	5,889	4,115
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	—	(38)	—	—	(38)	—	—	348	386
Total trading liabilities, excluding derivative contracts	—	(38)	—	—	(38)	—	—	348	386
Other payables - interest and other	—	—	754	—	754	—	(358)	1,298	186
Long-term borrowings	7,480	(2,083)	(227)	—	(2,310)	—	(829)	(4,278)	4,683

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

The following tables provide the portion of gains or losses included in income for years ended December 31, 2011, December 31, 2010 and December 31, 2009 attributable to unrealized gains or losses relating to those Level 3 assets and liabilities held at December 31, 2011, December 31, 2010 and December 31, 2009, respectively.

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3 Assets and Liabilities Still Held
	Year Ended December 31, 2011
	Principal Transactions	Other Revenue	Interest	Total
Assets:
Trading assets, excluding derivative contracts:
Equities	$(66)	$—	$—	$(66)
Convertible debentures	(2)	—	—	(2)
Non-U.S. governments and agencies	101	—	—	101
Corporate debt	(35)	—	—	(35)
Preferred stock	6	—	—	6
Mortgages, mortgage-backed and asset-backed	41	—	—	41
Municipals and money markets	22	—	—	22
Total trading assets, excluding derivative contracts	67	—	—	67
Derivative contracts, net	932	—	—	932
Investment securities available-for-sale:
Mortgage-backed securities - non-agency MBSs	—	(30)	—	(30)
Corporate ABS	—	(6)	—	(6)
Total investment securities available-for-sale	—	(36)	—	(36)
Investment securities non-qualifying	—	(101)	—	(101)
Total investment securities	—	(137)	—	(137)
Loans, notes and mortgages	—	14	—	14
Other assets(1)	—	(229)	—	(229)
Liabilities:
Trading liabilities, excluding derivative contracts:
Corporate debt	1	—	—	1
Preferred stock	4	—	—	4
Municipals, money markets and other	(2)	—	—	(2)
Total trading liabilities, excluding derivative contracts	3	—	—	3
Other payables — interest and other	—	(2)	—	(2)
Long-term borrowings	(107)	(55)	—	(162)

(1) Includes unrealized losses related to net monoline exposure from certain derivative contracts subsequent to their reclassification to other assets in the third quarter of 2011.

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3 Assets and Liabilities Still Held
	Year Ended December 31, 2010
	Principal Transactions	Other Revenue	Interest	Total
Assets:
Trading assets, excluding derivative contracts:
Equities	$(29)	$—	$—	$(29)
Non-U.S. governments and agencies	(144)	—	—	(144)
Corporate debt	136	—	—	136
Preferred stock	(36)	—	—	(36)
Mortgages, mortgage-backed and asset-backed	136	—	—	136
Municipals and money markets	88	—	—	88
Total trading assets, excluding derivative contracts	151	—	—	151
Derivative contracts, net	(770)	—	—	(770)
Investment securities available-for-sale:
Mortgage-backed securities - non-agency MBSs	—	(47)	31	(16)
Total investment securities available-for-sale	—	(47)	31	(16)
Investment securities non-qualifying	—	20	—	20
Total investment securities	—	(27)	31	4
Loans, notes and mortgages	—	199	—	199
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	52	—	—	52
Total trading liabilities, excluding derivative contracts	52	—	—	52
Other payables — interest and other	—	42	—	42
Long-term borrowings	585	43	—	628

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3 Assets and Liabilities Still Held
	Year Ended December 31, 2009
	Principal Transactions	Other Revenue	Interest	Total
Assets:
Trading assets, excluding derivative contracts:
Equities	$(179)	$—	$—	$(179)
Non-U.S. governments and agencies	137	—	—	137
Corporate debt & convertible debentures	192	—	—	192
Preferred stock	(155)	—	—	(155)
Mortgages, mortgage-backed and asset-backed	(371)	—	—	(371)
Municipals and money markets	(26)	—	—	(26)
Total trading assets, excluding derivative contracts	(402)	—	—	(402)
Derivative contracts, net	(2,030)	—	—	(2,030)
Investment securities available-for-sale:
Mortgage-backed securities - non-agency MBSs	—	(258)	178	(80)
Total investment securities available-for-sale	—	(258)	178	(80)
Investment securities non-qualifying	—	1,057	—	1,057
Total investment securities	—	799	178	977
Loans, notes and mortgages	—	856	—	856
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	(38)	—	—	(38)
Total trading liabilities, excluding derivative contracts	(38)	—	—	(38)
Other payables — interest and other	—	782	—	782
Long-term borrowings	(2,303)	(225)	—	(2,528)

Net losses in principal transactions related to net derivative contracts were primarily due to net losses on long-dated exotic equity options, which were offset by gains on Level 1 and Level 2 instruments that hedged these positions. Net losses in principal transactions related to net derivative contracts were also due to net losses from changes in credit spreads on underlying ABS and CMBS positions, which were offset by gains on Level 2 instruments that hedged these positions. Net losses in principal transactions related to long-term borrowings were primarily due to the narrowing of Merrill Lynch's credit spreads on certain equity linked notes.

Other revenue related to investment securities non-qualifying primarily represents net gains on certain private equity investments.

Non-recurring Fair Value
Certain assets and liabilities are measured at fair value on a non-recurring basis and are not included in the tables above. These assets and liabilities primarily include loans and loan commitments held for sale that are reported at lower of cost or fair value and loans held for investment that were initially measured at cost and have been written down to fair value as a result of an impairment. The following tables show the fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2011 and December 31, 2010, respectively.

(dollars in millions)
	Non-Recurring Basis				Gains/(Losses)
	as of December 31, 2011				Year Ended
	Level 1	Level 2	Level 3	Total	December 31, 2011
Assets:
Investment securities non-qualifying	$—	$—	$5	$5	$(1)
Loans, notes and mortgages	—	298	245	543	(59)
Other assets	—	—	19	19	(8)

(dollars in millions)
	Non-Recurring Basis				Gains/(Losses)	Gains/(Losses)
	as of December 31, 2010				Year Ended	Year Ended
	Level 1	Level 2	Level 3	Total	December 31, 2010	December 31, 2009
Assets:
Investment securities non-qualifying	$—	$—	$85	$85	$(32)	$(43)
Loans, notes and mortgages	—	25	1,280	1,305	(19)	(101)
Other assets	—	10	35	45	(26)	(225)
Liabilities:
Other payables — interest and other	—	—	31	31	8	(38)

Loans, notes and mortgages includes held for sale loans that are carried at the lower of cost or fair value and for which the fair value was below the cost basis at December 31, 2011 and December 31, 2010. It also includes certain impaired held for investment loans where an allowance for loan losses has been calculated based upon the fair value of the loans or collateral. Level 3 assets as of December 31, 2011 and December 31, 2010 primarily relate to commercial real estate loans that are classified as held for sale where there continues to be significant illiquidity in the loan trading and securitization markets.

Other payables - interest and other includes amounts recorded for loan commitments at lower of cost or fair value where the funded loan will be held for sale.

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
The following tables provide information about the line items in the Consolidated Statements of (Loss) Earnings where changes in fair values of assets and liabilities, for which the fair value option election has been made, are included for the years ended December 31, 2011, December 31, 2010 and December 31, 2009.

(dollars in millions)
	Changes in Fair Value For the Year Ended December 31, 2011, for Items Measured at Fair Value Pursuant to the Fair Value Option Election			Changes in Fair Value For the Year Ended December 31, 2010, for Items Measured at Fair Value Pursuant to the Fair Value Option Election
	Gains/ (losses) Principal Transactions	Gains/ (losses) Other Revenues	Total Changes in Fair Value	Gains/ (losses) Principal Transactions	Gains/ (losses) Other Revenues	Total Changes in Fair Value
Assets:
Receivables under resale agreements (1)	$179	$—	$179	$(24)	$—	$(24)
Investment securities	—	18	18	—	107	107
Loans (2)	(31)	30	(1)	—	290	290
Liabilities:
Payables under repurchase agreements	(22)	—	(22)	13	—	13
Short-term borrowings	261	—	261	110	—	110
Other payables — interest and other	—	(53)	(53)	—	13	13
Long-term borrowings (3)	3,612	124	3,736	357	(115)	242

(1)	Changes in fair value for the year ended December 31, 2010 were revised from $(34) million (as previously reported) to $(24) million.

(2)	Effective July 1, 2011, includes certain loans accounted for under the fair value option that were reclassified from loans held for sale to trading assets because they are risk managed on that basis.

(3)	Other revenues primarily represent fair value changes on non-recourse long-term borrowings issued by consolidated VIEs.

	Changes in Fair Value For the Year Ended December 31, 2009, for Items Measured at Fair Value Pursuant to the Fair Value Option Election
	Gains/ (losses) Principal Transactions	Gains/ (losses) Other Revenues	Total Changes in Fair Value
Assets:
Receivables under resale agreements(1)	$(348)	$—	$(348)
Investment securities	379	(177)	202
Loans, notes and mortgages	—	839	839
Liabilities:
Payables under repurchase agreements	162	—	162
Short-term borrowings	(242)	6	(236)
Other payables — interest and other	—	761	761
Long-term borrowings(2)	(9,121)	(33)	(9,154)

(1)	Changes in fair value for the year ended December 31, 2009 were revised from $(356) million (as previously reported) to $(348) million

(2)	Other revenues primarily represent fair value changes on non-recourse long-term borrowings issued by consolidated VIEs.
The following describes the rationale for electing to account for certain financial assets and liabilities at fair value, as well as the impact of instrument-specific credit risk on the fair value.
Resale and repurchase agreements
Merrill Lynch elected the fair value option for certain resale and repurchase agreements and, to a lesser extent, securities lending. The fair value option election was made based on the tenor of the agreements, which reflect the magnitude of the interest rate risk. The majority of resale and repurchase agreements collateralized by U.S. Government securities were excluded from the fair value option election as these contracts are generally short-dated and therefore the interest rate risk is not considered significant. Amounts loaned under resale agreements require collateral with a market value equal to or in excess of the principal amount loaned, resulting in minimal credit risk for such transactions.
Loans and loan commitments
Merrill Lynch made the fair value option election for certain loans that are risk managed on a fair value basis. Upon the acquisition of Merrill Lynch by Bank of America, Merrill Lynch also made the fair value option election for certain mortgage, corporate, and leveraged loans and loan commitments. The changes in the fair value of loans and commitments, for which the fair value option was elected, that were attributable to changes in borrower-specific credit risk were not material for the years ended December 31, 2011 and December 31, 2010, and were gains of $560 million for the year ended December 31, 2009.
As of December 31, 2011 and December 31, 2010, the aggregate fair value of loans for which the fair value option election has been made that were 90 days or more past due was $28 million and $32 million, respectively, and the aggregate fair value of loans that were in non-accrual status was $117 million and $32 million at December 31, 2011 and December 31, 2010, respectively. As of December 31, 2011 and December 31, 2010, the unpaid principal amount due exceeded the aggregate fair value of such loans that are 90 days or more past due and/or in non-accrual status by $172 million and $173 million, respectively.
Short-term and long-term borrowings

Merrill Lynch made the fair value option election for certain short-term and long-term borrowings that are risk managed on a fair value basis (e.g., structured notes) and/or for which hedge accounting under Derivatives Accounting had been difficult to obtain. The majority of the fair value changes on long-term borrowings are from structured notes with coupon or repayment terms that are linked to the performance of debt and equity securities, indices, currencies or commodities. Excluding gains (losses) related to changes in Merrill Lynch's credit spreads, the majority of the gains (losses) for the respective years are offset by gains (losses) on derivatives and securities that economically hedge these borrowings and that are accounted for at fair value. The changes in the fair value of liabilities for which the fair value option election was made that were attributable to changes in Merrill Lynch's credit spreads were gains of approximately $2.0 billion, losses of approximately $0.1 billion and losses of approximately $5.2 billion for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, respectively. Changes in Merrill Lynch specific credit risk are derived by isolating fair value changes due to changes in Merrill Lynch's credit spreads as observed in the secondary cash market.

The fair value option election was also made for certain non-recourse long-term borrowings and secured borrowings issued by consolidated VIEs. The fair value of these borrowings is not materially affected by changes in Merrill Lynch's creditworthiness.

The following tables present the difference between fair values and the aggregate contractual principal amounts of receivables under resale agreements, receivables under securities borrowed transactions, loans and long-term borrowings for which the fair value option election has been made as of December 31, 2011 and December 31, 2010.

(dollars in millions)
	Fair Value at	Principal Amount Due Upon Maturity
	December 31, 2011		Difference
Assets:
Receivables under resale agreements	$85,652	$85,197	$455
Receivables under securities borrowed transactions	259	287	(28)
Loans (1)	2,742	4,023	(1,281)
Liabilities:
Long-term borrowings(2)	30,325	36,537	(6,212)

(1)	Includes $420 million of loans held for sale accounted for under the fair value option that were reclassified to trading assets because they are risk managed on that basis.

(2)	The majority of the difference between the fair value and principal amount due upon maturity at December 31, 2011 relates to the impact of widening of Merrill Lynch's credit spreads, as well as the fair value of the embedded derivative, where applicable.

(dollars in millions)
	Fair Value at	Principal Amount Due Upon Maturity
	December 31, 2010		Difference
Assets:
Receivables under resale agreements (1)	$74,255	$73,941	$314
Receivables under securities borrowed transactions	1,672	1,672	—
Loans, notes and mortgages	3,190	4,518	(1,328)
Liabilities:
Long-term borrowings (2)	39,214	43,014	(3,800)

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

Trading Risk Management

Trading activities subject Merrill Lynch to market and credit risks. These risks are managed in accordance with established risk management policies and procedures. On January 1, 2009, pursuant to the acquisition of Merrill Lynch by Bank of America, Merrill Lynch adopted Bank of America's risk management and governance practices to maintain consistent risk measurement and disciplined risk taking. Bank of America's risk management structure as applicable to Merrill Lynch is described below.

Bank of America's Global Markets Risk Committee (“GRC”), chaired by Bank of America's Global Markets Risk Executive, has been designated by its Asset, Liability and Market Risk Committee (“ALMRC”) as the primary governance authority for its Global Markets Risk Management, including trading risk management. The GRC's focus is to take a forward-looking view of the primary credit and market risks impacting Bank of America's Global Banking and Markets business (which includes Merrill Lynch's sales and trading businesses) and prioritize those that need a proactive risk mitigation strategy. Market risks that impact businesses outside of the Global Banking and Markets business are monitored and governed by their respective governance authorities.

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

Market Risk

Market risk is the potential change in an instrument's value caused by fluctuations in interest and currency exchange rates, equity and commodity prices, credit spreads, or other risks. The level of market risk is influenced by the volatility and the liquidity in the markets in which financial instruments are traded.

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
Counterparty Credit Risk
Merrill Lynch is exposed to risk of loss if an individual, counterparty or issuer fails to perform its obligations under contractual terms (“default risk”). Both cash instruments and derivatives expose Merrill Lynch to default risk. Credit risk arising from changes in credit spreads is discussed above.
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
Concentrations of Credit Risk
Merrill Lynch's exposure to credit risk (both default and credit spread) associated with its trading and other activities is measured on an individual counterparty basis, as well as by groups of counterparties that share similar attributes. Concentrations of credit risk can be affected by changes in political, industry, or economic factors. To reduce the potential for risk concentration, credit limits are established and monitored in light of changing counterparty and market conditions.
Concentration of Risk to the U.S. Government and its Agencies
At December 31, 2011, Merrill Lynch had exposure to the U.S. Government and its agencies. This concentration consists of both direct and indirect exposures. Direct exposure, which primarily includes trading asset positions in instruments issued by the U.S. Government and its agencies, amounted to $43.0 billion at December 31, 2011. Merrill Lynch's indirect exposure results from maintaining U.S. Government and agencies securities as collateral for resale agreements and securities borrowed transactions. Merrill Lynch's direct credit exposure on these transactions is with the counterparty; thus Merrill Lynch has credit exposure to the U.S. Government and its agencies only in the event of the counterparty's default. Securities issued by the U.S. Government or its agencies held as collateral for resale agreements and securities borrowed transactions at December 31, 2011 totaled $128.2 billion.
Other Concentrations of Risk
At December 31, 2011, Merrill Lynch had other concentrations of credit risk, the largest of which was related to a counterparty having a total outstanding unsecured exposure of approximately $1.3 billion.
Merrill Lynch's most significant industry credit concentration is with financial institutions. Financial institutions include banks, insurance companies, finance companies, investment managers, and other diversified financial institutions. This concentration arises in the normal course of Merrill Lynch's brokerage, trading, hedging, financing, and underwriting activities. Merrill Lynch also monitors credit exposures worldwide by region. Outside the U.S., financial institutions and multi-national corporations represent the most significant concentrations of credit risk.
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
Derivatives
Merrill Lynch's trading derivatives consist of derivatives provided to customers and derivatives entered into for trading strategies or risk management purposes.

Default risk exposure varies by type of derivative. Default risk on derivatives can occur for the full notional amount of the trade where a final exchange of principal takes place, as may be the case for currency swaps. Swap agreements and forward contracts are generally OTC-transacted and thus are exposed to default risk to the extent of their replacement cost. Since futures contracts are exchange-traded and usually require daily cash settlement, the related risk of loss is generally limited to a one-day net positive change in fair value. Generally such receivables and payables are recorded in customers' receivables and payables on the Consolidated Balance Sheets. Option contracts can be exchange-traded or OTC. Purchased options have default risk to the extent of their replacement cost. Written options represent a potential obligation to counterparties and typically do not subject Merrill Lynch to default risk except under circumstances where the option premium is being financed or in cases where Merrill Lynch is required to post collateral. Refer to Note 6 for further information on credit risk management related to derivatives. Additional information about derivatives that meet the definition of a guarantee for accounting purposes is included in Note 6.

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
The following disclosures relate to financial instruments for which the ending balances at December 31, 2011 and December 31, 2010 are not carried at fair value in their entirety on Merrill Lynch’s Consolidated Balance Sheets.
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
Deposits
The fair value for certain deposits with stated maturities was determined by discounting contractual cash flows using current market rates for instruments with similar maturities. For deposits with no stated maturities, the carrying amount was considered to approximate fair value and does not take into account the significant value of the cost advantage and stability of Merrill Lynch’s long-term relationships with depositors.

Long-term Borrowings
Merrill Lynch uses quoted market prices, when available, to estimate the fair value of its long-term borrowings. When quoted market prices are not available, fair value is estimated based on current market interest rates and credit spreads for Merrill Lynch debt with similar terms and maturities. Merrill Lynch made the fair value option election for certain long-term borrowings, including structured notes. See Note 4 for additional information.
The book and fair values of certain financial instruments at December 31, 2011 and December 31, 2010 were as follows:

(dollars in millions)
	December 31, 2011		December 31, 2010
	Book Value	Fair Value	Book Value	Fair Value
Financial assets
Loans, notes and mortgages(1)	$20,574	$20,048	$25,803	$24,383
Financial liabilities
Deposits	12,364	12,364	12,826	12,826
Long-term borrowings (2)	110,718	102,339	132,427	131,694

(1)	Loans are presented net of the allowance for loan losses.

(2)	Includes junior subordinated notes (related to trust preferred securities).

Note 6.	Derivatives

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

Non-trading derivatives

Merrill Lynch also enters into derivatives in order to manage risk exposures arising from assets and liabilities not carried at fair value as follows:

1.
Merrill Lynch's debt was issued in a variety of maturities and currencies to achieve the lowest cost financing possible. Merrill Lynch enters into derivative transactions to hedge these liabilities. Derivatives used most frequently include swap agreements that:

•	Convert fixed-rate interest payments into variable-rate interest payments;

•	Change the underlying interest rate basis or reset frequency; and

•	Change the settlement currency of a debt instrument.

Changes in the fair value of interest rate and foreign currency derivatives are reported in interest expense or other revenues.

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

3.
Merrill Lynch enters into futures, swaps, options and forward contracts to manage the price risk of certain commodity inventory and forecasted commodity purchases and sales. Changes in fair value of these derivatives are reported in principal transactions revenues, unless cash flow hedge accounting is applied.

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

Merrill Lynch formally assesses, both at the inception of the hedge and on an ongoing basis, whether the hedging derivatives are highly effective in offsetting changes in fair value or cash flows of hedged items. Merrill Lynch uses regression analysis at the hedge's inception and for each reporting period thereafter to assess whether the derivative used in its hedging transaction is expected to be and has been highly effective in offsetting changes in the fair value or cash flows of the hedged item. When it is determined that a derivative is not highly effective as a hedge, Merrill Lynch discontinues hedge accounting.

Hedge accounting activity for 2011 and 2010 included the following:
Fair value hedges

(dollars in millions)
	2011			2010
	Derivative (1)	Hedged Item (1)(2)	Hedge Ineffectiveness (1)	Derivative (1)	Hedged Item (1)(2)	Hedge Ineffectiveness (1)
For the year ended December 31:
Interest rate risk on USD denominated long-term borrowings	$1,696	$(2,203)	$(507)	$1,208	$(1,651)	$(443)
Interest rate risk on foreign currency denominated long-term borrowings	120	(333)	(213)	(413)	105	(308)
Commodity price risk on commodity inventory	16	(16)	—	19	(20)	(1)

	2009
For the year ended December 31:
Interest rate risk on USD denominated long-term borrowings	$(2,464)	$1,944	$(520)
Interest rate risk on foreign currency denominated long-term borrowings	(268)	66	(202)
Commodity price risk on commodity inventory	(51)	52	1

	2011			2010
	Trading Assets	Trading Liabilities		Trading Assets	Trading Liabilities

As of December 31:
Carrying value of hedging derivatives
Long-term borrowings	$6,940	$841		$4,442	$484
Commodity inventory	70	5		80	6
Notional amount of hedging derivatives
Long-term borrowings	44,180	11,092		43,924	13,967
Commodity inventory	152	6		232	14

(1)	Amounts are recorded in interest expense and other revenues for long-term borrowings and principal transactions for commodity inventory.

(2)	Excludes the impact of the accretion of purchase accounting adjustments made to certain long-term borrowings in connection with the acquisition of Merrill Lynch by Bank of America.

Cash flow hedges

(dollars in millions)
	2011			2010
	Gains (losses) Recognized in Accumulated OCI on derivatives	Gains (losses) in Income Reclassified from Accumulated OCI (1)	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (1)	Gains (losses) Recognized in Accumulated OCI on derivatives	Gains (losses) in Income Reclassified from Accumulated OCI (1)	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (1)
For the year ended December 31:
Commodity price risk on forecasted purchases and sales (2)	$(3)	$6	$(3)	$32	$25	$11

	2009
For the year ended December 31:
Commodity price risk on forecasted purchases and sales (2)	$72	$71	$(2)

	2011			2010
	Trading Assets	Trading Liabilities		Trading Assets	Trading Liabilities
As of December 31:
Carrying value of hedging derivatives (3)	$—	$—		$109	$5

Notional amount of hedging derivatives (3)	—	—		255	134

(1)	Amounts are recorded in principal transactions.

(2)	The amount that is expected to be reclassified into earnings in the next 12 months included in principal transactions at December 31, 2011 is ($1) million.

(3)	All cash flow hedges were de-designated during the year ended December 31, 2011.

Net investment hedges of foreign operations

(dollars in millions)
		2011			2010
	Gains (losses) Recognized in Accumulated OCI	Gains (losses) in Income Reclassified from Accumulated OCI (1)	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (2)	Gains (losses) Recognized in Accumulated OCI	Gains (losses) in Income Reclassified from Accumulated OCI (1)	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (2)
For the year ended December 31:
Foreign exchange risk	$447	$(43)	$(378)	$(672)	$(35)	$(211)

		2009
For the year ended December 31:
Foreign exchange risk	$(1,826)	$—	$(142)

		2011			2010
As of December 31:
Carrying value of hedging derivatives
Trading Assets		$690			$468
Trading liabilities		492			930
Carrying value of non-derivative hedges
Long-term borrowings		61			536
Notional amount of hedging derivatives
in an asset position		20,068			6,639
in a liability position		7,338			19,180

(1)	Amounts are recorded in other revenues.

(2)	Amounts are recorded in other revenues and interest expense.
Net gains (losses) on economic hedges

(dollars in millions)
	2011(1)	2010(1)	2009(1)
For the year ended December 31:
Interest rate risk	$185	$314	$(832)
Foreign currency risk	(550)	(1,583)	(437)
Credit risk	47	(35)	(129)

(1)	Amounts are recorded in other revenues and interest expense.

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

The following tables identify the primary risk for derivative instruments, which includes trading, non-trading and bifurcated embedded derivatives, at December 31, 2011 and December 31, 2010. The primary risk is provided on a gross basis, prior to the application of the impact of counterparty and cash collateral netting.

(dollars in millions)
	As of December 31, 2011
	Contract/ Notional	Trading Assets- Derivative Contracts	Contract/ Notional	Trading Liabilities- Derivative Contracts
Interest rate contracts
Swaps	$8,196,809	$564,696	$7,978,404	$560,638
Futures and forwards	2,117,971	1,510	2,003,741	1,339
Written options	—	—	1,419,278	66,733
Purchased options	1,336,149	69,812	—	—
Foreign exchange contracts
Swaps	766,899	27,312	798,173	35,299
Spot, futures and forwards	104,356	3,887	98,411	3,791
Written options	—	—	249,575	7,437
Purchased options	236,465	7,220	—	—
Equity contracts
Swaps	23,233	1,028	22,887	1,141
Futures and forwards	30,791	1,747	20,988	1,450
Written options	—	—	345,947	14,596
Purchased options	341,731	14,816	—	—
Commodity contracts
Swaps	35,681	4,823	36,391	5,799
Futures and forwards	233,567	5,254	236,919	3,183
Written options	—	—	140,600	9,443
Purchased options	139,312	9,426	—	—
Credit derivatives
Purchased protection:
Credit default swaps	174,857	20,124	67,664	1,416
Total return swaps	2,771	407	3,493	291
Other credit derivatives	274	3	25	—
Written protection:
Credit default swaps	66,841	1,737	179,907	19,061
Total return swaps	4,350	226	1,239	129
Other credit derivatives	—	—	25	1
Gross derivative assets/liabilities	$13,812,057	$734,028	$13,603,667	$731,747
Less: Legally enforceable master netting		(672,524)		(672,524)
Less: Cash collateral applied		(26,491)		(32,984)
Total derivative assets and liabilities		$35,013		$26,239

(dollars in millions)
	As of December 31, 2010
	Contract/ Notional	Trading Assets- Derivative Contracts	Contract/ Notional	Trading Liabilities- Derivative Contracts
Interest rate contracts
Swaps	$8,492,025	$452,115	$8,333,391	$452,564
Futures and forwards	1,916,110	1,549	1,955,861	1,608
Written options	—	—	1,708,493	46,064
Purchased options	1,836,089	48,185	—	—
Foreign exchange contracts
Swaps	93,721	10,396	98,987	11,947
Spot, futures and forwards	118,363	5,637	105,671	5,702
Written options	—	—	280,290	10,673
Purchased options	273,375	10,501	—	—
Equity contracts
Swaps	17,411	1,622	20,764	1,871
Futures and forwards	35,483	2,897	43,257	2,122
Written options	—	—	221,791	15,677
Purchased options	174,313	15,338	—	—
Commodity contracts
Swaps	39,284	8,872	50,710	9,158
Futures and forwards	215,588	4,122	198,130	2,817
Written options	—	—	86,241	6,628
Purchased options	84,554	6,565	—	—
Credit derivatives
Purchased protection:
Credit default swaps	322,230	29,670	251,679	8,001
Total return swaps	2,127	301	3,243	208
Other credit derivatives	440	8	47	—
Written protection:
Credit default swaps	248,509	7,978	326,448	23,755
Total return swaps	3,802	245	1,607	475
Other credit derivatives	—	—	214	1
Gross derivative assets/liabilities	$13,873,424	$606,001	$13,686,824	$599,271
Less: Legally enforceable master netting		(538,055)		(538,055)
Less: Cash collateral applied		(28,575)		(29,019)
Total derivative assets and liabilities		$39,371		$32,197

Trading revenues

Merrill Lynch enters into trading derivatives and non-derivative cash instruments to facilitate client transactions, for trading and financing purposes, and to manage risk exposures arising from trading assets and liabilities. The resulting risk from derivatives and non-derivative cash instruments is managed on a portfolio basis as part of Merrill Lynch's sales and trading activities and the related revenue is recorded on different income statement line items, including principal transactions, commissions, other revenues and net interest income (expense).

Sales and trading revenue includes changes in fair value and realized gains and losses on the sales of trading and other assets, which are included in principal transactions and other revenues, net interest income, and commissions. Initial trading related revenue is generated by the difference in the client price for an instrument and the price at which the trading desk can execute the trade in the dealer market. That revenue is included within principal transactions on the Consolidated Statement of (Loss) Earnings. For equity securities, commissions related to purchases and sales are recorded in commissions on the Consolidated Statement of (Loss) Earnings. Changes in the fair value of these equity securities are included in principal transactions. These amounts are reflected in equity risk in the tables below. For debt securities, revenue, with the exception of interest, is typically included in principal transactions. Unlike commissions for equity securities, the initial revenue related to broker/dealer services for debt securities is included in the pricing of the instrument rather than charged through separate fee agreements. Therefore, this revenue is recorded in principal transactions as part of the initial mark to fair value. In transactions where Merrill Lynch acts as an agent, fees are earned and recorded in commissions. In the tables below, most sovereign government debt securities are reflected in interest rate risk. All other government debt securities (including, for example, municipal bonds and emerging markets sovereign debt) and corporate debt securities are included in credit risk.

For derivatives, revenue is typically included in principal transactions. Similar to debt securities, the initial revenue related to dealer services is included in the initial pricing of the instrument rather than charged through separate fee agreements. Therefore, this revenue is recorded in principal transactions as part of the initial mark to fair value. In transactions where Merrill Lynch acts as agent, which includes exchange traded futures and options, fees are earned and recorded in commissions. Derivatives are included in the tables below based on their predominant risk (e.g., credit default swaps are included in credit risk).

Certain instruments, primarily available-for-sale securities and loans, are not considered trading assets or liabilities. Gains/losses on sales and changes in fair value of these instruments, where applicable (e.g., the fair value option has been elected), are recorded in other revenues. These instruments are typically reflected in credit risk.

Interest revenue for debt securities and loans is included in net interest (expense) income.

The following tables identify the amounts in the income statement line items attributable to trading and non-trading activities, including both derivatives and non-derivative cash instruments categorized by primary risk for the years ended December 31, 2011, December 31, 2010 and December 31, 2009.

Non-trading related amounts include activities in connection with principal investment, wealth management, and certain lending activities; economic hedging activity discussed in the Non-trading derivatives section above; and the impact of changes in Merrill Lynch's own creditworthiness on borrowings accounted for at fair value.
For The Year Ended December 31, 2011

(dollars in millions)
	Principal Transactions	Commissions	Other Revenues(1)	Net Interest Income (Expense)	Total
Interest rate risk	$818	$82	$22	$816	$1,738
Foreign exchange risk	98	—	—	6	104
Equity risk	2,297	3,078	122	(791)	4,706
Commodity risk	615	—	—	(113)	502
Credit risk	(57)	60	248	2,597	2,848
Total trading related	3,771	3,220	392	2,515	9,898
Non-trading related	2,157	2,478	1,404	(3,297)	2,742
Total	$5,928	$5,698	$1,796	$(782)	$12,640

For The Year Ended December 31, 2010

(dollars in millions)
	Principal Transactions	Commissions	Other Revenues(1)	Net Interest Income (Expense)	Total
Interest rate risk	$1,046	$76	$59	$756	$1,937
Foreign exchange risk	55	—	—	(1)	54
Equity risk	1,940	3,093	262	(490)	4,805
Commodity risk	284	—	7	(123)	168
Credit risk	3,789	41	701	3,337	7,868
Total trading related	7,114	3,210	1,029	3,479	14,832
Non-trading related	(40)	2,550	3,295	(3,797)	2,008
Total	$7,074	$5,760	$4,324	$(318)	$16,840

For The Year Ended December 31, 2009

(dollars in millions)
	Principal Transactions	Commissions	Other Revenues(1)	Net Interest Income (Expense)	Total
Interest rate risk	$1,859	$61	$27	$1,161	$3,108
Foreign exchange risk	308	—	1	11	320
Equity risk	2,561	3,295	125	(228)	5,753
Commodity risk	1,050	—	—	(157)	893
Credit risk	4,814	52	559	3,753	9,178
Total trading related	10,592	3,408	712	4,540	19,252
Non-trading related	(5,471)	2,600	2,254	(1,105)	(1,722)
Total	$5,121	$6,008	$2,966	$3,435	$17,530

(1)	Includes other income and other-than-temporary impairment losses on available-for-sale debt securities.

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

Merrill Lynch’s derivatives that act as guarantees at December 31, 2011 and December 31, 2010 are summarized below:

(dollars in millions)
	Maximum Payout/ Notional	Less than 1 year	1 − 3 years	3 − 5 years	Over 5 years	Carrying Value(1)
At December 31, 2011:
Derivative contracts:
Credit derivatives:
Investment grade(2)	$130,770	$22,021	$47,593	$46,918	$14,238	$4,189
Non-investment grade(2)	121,592	13,263	26,428	38,301	43,600	15,002
Total credit derivatives	252,362	35,284	74,021	85,219	57,838	19,191
Credit related notes:
Investment grade(2)	2,038	—	5	132	1,901	2,038
Non-investment grade(2)	1,026	123	66	58	779	1,026
Total credit related notes	3,064	123	71	190	2,680	3,064
Other derivatives	2,050,754	579,510	731,458	236,782	503,004	93,370
Total derivative contracts	$2,306,180	$614,917	$805,550	$322,191	$563,522	$115,625
At December 31, 2010:
Derivative contracts:
Credit derivatives:
Investment grade(2)	$394,704	$35,231	$138,666	$98,617	$122,190	$13,742
Non-investment grade(2)	185,876	23,272	61,365	49,556	51,683	10,489
Total credit derivatives	580,580	58,503	200,031	148,173	173,873	24,231
Credit related notes:
Investment grade(2)	3,580	—	132	—	3,448	3,580
Non-investment grade(2)	1,358	9	20	156	1,173	1,358
Total credit related notes(3)	4,938	9	152	156	4,621	4,938
Other derivatives	1,379,874	421,080	296,885	190,062	471,847	50,505
Total derivative contracts	$1,965,392	$479,592	$497,068	$338,391	$650,341	$79,674

(1)	Derivative contracts are shown on a gross basis prior to counterparty or cash collateral netting.

(2)	Refers to the creditworthiness of the underlying reference obligations.

(3)	Total credit related note amounts have been revised from approximately $2.4 billion (as previously reported) to approximately $4.9 billion to reflect CDOs and CLOs held by certain consolidated VIEs.

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

Merrill Lynch economically hedges its exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, Merrill Lynch purchases credit protection with identical underlying referenced names to offset its exposure. At December 31, 2011 and December 31, 2010, the notional value and carrying value of credit protection purchased and credit protection sold by Merrill Lynch with identical underlying referenced names was:

(dollars in millions)
	Maximum Payout/ Notional	Less than 1 year	1 − 3 years	3 − 5 years	Over 5 years	Carrying Value(1)
At December 31, 2011:
Credit derivatives purchased	$219,358	$31,335	$63,284	$77,485	$47,254	$15,563
Credit derivatives sold	219,669	33,852	61,797	77,527	46,493	15,502
At December 31, 2010:
Credit derivatives purchased	543,233	53,741	179,809	140,764	168,919	17,875
Credit derivatives sold	567,828	57,954	198,656	147,121	164,097	21,600

(1)	Derivative contracts are shown on a gross basis prior to counterparty or cash collateral netting.

Credit related notes

Credit related notes in the guarantees table above include investments in securities issued by CDO, CLO and credit linked note vehicles. These instruments are classified as trading securities. Most of the entities that issue these instruments have either the ability to enter into, or have entered into, credit derivatives that meet the definition of a guarantee (in this case, the sale of credit protection). Since most of these securities could potentially have embedded credit derivatives that would meet the definition of a guarantee, Merrill Lynch includes all of its investments in these securities above.

The carrying value of these instruments equals Merrill Lynch's maximum exposure to loss. Merrill Lynch is not obligated to make any payments to the entities under the terms of the securities owned. Merrill Lynch discloses internal categorizations (i.e., investment grade, non-investment grade) consistent with how risk is managed for these instruments.

Other derivative contracts

Other derivative contracts in the guarantees table above primarily include OTC written interest rate options and written currency options. For such contracts the maximum payout could theoretically be unlimited, because, for example, the rise in interest rates or changes in foreign exchange rates could theoretically be unlimited. Merrill Lynch does not monitor its exposure to derivatives based on the theoretical maximum payout because that measure does not take into consideration the probability of the occurrence. As such, rather than including the maximum payout, the notional value of these contracts has been included to provide information about the magnitude of involvement with these types of contracts. However, it should be noted that the notional value is not a reliable indicator of Merrill Lynch's exposure to these contracts. Instead, as previously noted, a risk framework is used to define risk tolerances and establish limits to help ensure that certain risk-related losses occur within acceptable, predefined limits.

As the fair value and risk of payment under these derivative contracts are based upon market factors, such as changes in interest rates or foreign exchange rates, the carrying values in the table above reflect the best estimate of Merrill Lynch's performance risk under these transactions at December 31, 2011 and December 31, 2010. Merrill Lynch economically hedges its exposure to these contracts by entering into a variety of offsetting derivative contracts and security positions.

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

Where Merrill Lynch has entered into legally enforceable netting agreements with counterparties, it reports derivative assets and liabilities, and any related cash collateral, net in the Consolidated Balance Sheets in accordance with ASC 210-20, Balance Sheet-Offsetting. At December 31, 2011 and December 31, 2010, cash collateral received of $26.5 billion and $28.6 billion, respectively, and cash collateral paid of $33.0 billion and $29.0 billion, respectively, was netted against derivative assets and liabilities. The enforceability of master netting agreements under bankruptcy laws in certain countries or in certain industries is not free from doubt, and receivables and payables with counterparties in these countries or industries are accordingly reported on a gross basis.

Merrill Lynch considers the impact of counterparty credit risk on the valuation of derivative contracts. Factors used to determine the credit valuation adjustments on the derivatives portfolio include current exposure levels (i.e., fair value prior to credit valuation adjustments) and expected exposure levels profiled over the maturity of the contracts. CDS market information, including either quoted single name CDS or index or other proxy CDS, is also considered. In addition, the credit valuation adjustments also take into account the netting and credit provisions of relevant agreements including collateral margin agreements and master netting agreements. During the years ended December 31, 2011 and December 31, 2010, valuation adjustments (net of hedges) of approximately $1.0 billion of losses and $0.1 billion of gains, respectively, were recognized in principal transactions for counterparty credit risk. At December 31, 2011 and December 31, 2010, the cumulative counterparty credit risk valuation adjustment that was reflected in derivative assets was $1.5 billion and $5.9 billion, respectively. The decrease in the valuation adjustment related to counterparty credit risk primarily relates to the changes in the monoline exposures discussed below. In addition, the fair value of derivative liabilities is adjusted to reflect the impact of Merrill Lynch's credit quality. During the years ended December 31, 2011 and December 31, 2010, valuation adjustments (net of hedges) of approximately $0.5 billion and $0.1 billion in gains were recognized in principal transactions for changes in Merrill Lynch's credit risk. At December 31, 2011 and December 31, 2010, the cumulative credit risk valuation adjustment that was reflected in the derivative liabilities balance was $1.1 billion and $0.6 billion, respectively.

Monoline derivative credit exposure at December 31, 2011 had a notional value of $15.8 billion compared with $32.0 billion at December 31, 2010. Mark-to-market monoline derivative credit exposure was $1.7 billion at December 31, 2011 compared with $8.8 billion at December 31, 2010. This decrease was driven by terminated monoline contracts and the reclassification of certain exposures. During the year ended December 31, 2011, Merrill Lynch terminated all of its monoline contracts referencing super senior ABS CDOs. In addition, Merrill Lynch reclassified approximately $1.3 billion (gross receivable of $4.7 billion less impairment) of net monoline exposure from trading assets - derivative contracts to other assets, because of the inherent default risk and given that these contracts no longer provide a hedge benefit, they are no longer considered derivative trading instruments. This monoline exposure relates to a single counterparty and is recorded at fair value based on current net recovery projections. The net recovery projections take into account the present value of projected payments expected to be received from the counterparty. At December 31, 2011, the counterparty credit valuation adjustment related to monoline derivative trading instruments exposure was $382 million compared with $5.0 billion at December 31, 2010, which reduced Merrill Lynch's net mark-to-market exposure to $1.3 billion at December 31, 2011. Monoline related mark-to-market losses for the year ended December 31, 2011 were $50 million.

Bank of America has guaranteed the performance of Merrill Lynch on certain derivative transactions. The aggregate amount of such derivative liabilities was approximately $0.6 billion at December 31, 2011.
Credit-risk related contingent features

Most of Merrill Lynch's derivative contracts contain credit risk related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom Merrill Lynch has transacted. These contingent features may be for the benefit of Merrill Lynch as well as its counterparties with respect to changes in Merrill Lynch's creditworthiness and the mark-to-market exposure under the derivative transactions. At December 31, 2011 and December 31, 2010, Merrill Lynch held cash and securities collateral of $40.9 billion and $44.0 billion and posted collateral of $45.2 billion and $38.2 billion in the normal course of business under derivative agreements.

At December 31, 2011, the amount of collateral, calculated based on the terms of the contracts that Merrill Lynch could be required to post to counterparties but had not yet posted to counterparties was approximately $3.0 billion. That amount included collateral that could be required to be posted, but has not yet been posted, as a result of the downgrades by rating agencies in 2011.

Some counterparties are able to unilaterally terminate certain contracts, or Merrill Lynch may be required to take other action such as find a suitable replacement or obtain a guarantee. At December 31, 2011, the current liability for these derivative contracts was $0.9 billion, against which Merrill Lynch had posted $1.0 billion of collateral.

In addition, under the terms of certain OTC derivative contracts and other trading agreements, in the event of a further credit rating downgrade of ML&Co. or certain subsidiaries that have entered into these transactions, counterparties to those agreements may require ML&Co. or certain subsidiaries to provide additional collateral or to terminate these contracts or agreements or provide other remedies. At December 31, 2011, if the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by one incremental notch, the amount of additional collateral contractually required by such derivative contracts and other trading agreements would have been approximately $0.4 billion. If the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by a second incremental notch, approximately $0.3 billion in additional collateral would have been required.

Also, if the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by one incremental notch, the derivative liability that would be subject to unilateral termination by the counterparties as of December 31, 2011 was $0.5 billion, against which $0.3 billion of collateral had been posted. Further, if the rating agencies had downgraded their long-term debt ratings for ML & Co. or certain subsidiaries by a second incremental notch, the derivative liability that would be subject to unilateral termination by the counterparties as of December 31, 2011 was an incremental $3.5 billion, against which $3.4 billion of collateral had been posted.

Note 7.	Securities Financing Transactions
Merrill Lynch enters into secured borrowing and lending transactions in order to meet customers’ needs and earn residual interest rate spreads, obtain securities for settlement and finance trading inventory positions.
Under these transactions, Merrill Lynch either receives or provides collateral, including U.S. Government and agency securities, asset-backed, corporate debt, equity, and non-U.S. government and agency securities. Merrill Lynch receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and other loans. Under most agreements, Merrill Lynch is permitted to sell or repledge the securities received (e.g., use the securities to secure repurchase agreements, enter into securities lending transactions, or deliver to counterparties to cover short positions). At December 31, 2011 and December 31, 2010, the fair value of securities received as collateral where Merrill Lynch is permitted to sell or repledge the securities was $418 billion and $439 billion, respectively, and the fair value of the portion that had been sold or repledged was $349 billion and

$332 billion, respectively. Merrill Lynch may use securities received as collateral for resale agreements to satisfy regulatory requirements such as Rule 15c3-3 of the Securities Exchange Act of 1934.
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
Merrill Lynch pledges assets to collateralize repurchase agreements and other secured financings. Pledged securities that can be sold or repledged by the secured party are parenthetically disclosed in trading assets on the Consolidated Balance Sheets. The carrying value and classification of securities owned by Merrill Lynch that have been pledged to counterparties where those counterparties do not have the right to sell or repledge at December 31, 2011 and December 31, 2010 are as follows:

(dollars in millions)
	December 31, 2011	December 31, 2010
Trading asset category
Equities and convertible debentures	$6,469	$8,199
Corporate debt and preferred stock	7,961	14,320
U.S. Government and agencies	22,689	26,381
Non-U.S. governments and agencies	627	1,424
Mortgages, mortgage-backed, and asset-backed securities	1,959	3,480
Municipals and money markets	561	1,980
Total	$40,266	$55,784
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

Investment securities on the Consolidated Balance Sheets include:

•
Investments within the scope of Investment Accounting that are held by ML & Co. and certain of its non-broker-dealer subsidiaries consist of debt held-for-investment and liquidity and collateral management purposes that are classified as available-for-sale, and debt securities that Merrill Lynch intends to hold until maturity.

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

Investment securities reported on the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010 are presented below.

(dollars in millions)
	December 31, 2011	December 31, 2010
Investment securities
Available-for-sale	$694	$5,091
Held-to-maturity	—	245
Non-qualifying(1)
Equity investments(2)	3,810	10,437
Other investments	2,180	1,996
Total	$6,684	$17,769

(1)	Investments that are non-qualifying for Investment Accounting purposes.

(2)
The December 31, 2010 balance included Merrill Lynch's investment in BlackRock, Inc. ("BlackRock"), which consisted of approximately 13.6 million preferred shares. The carrying value and fair value of this investment was $2.2 billion and $2.6 billion, respectively, at December 31, 2010. During the second quarter of 2011, Merrill Lynch sold its remaining investment in BlackRock, Inc., resulting in a pre-tax gain of $377 million.

For the years ended December 31, 2011, December 31, 2010 and December 31, 2009, OTTI losses related to non-agency mortgage-backed AFS securities were $69 million, $174 million, and $660 million respectively. Net impairment losses recognized in earnings represent the credit component of OTTI losses on AFS debt securities and total OTTI losses for AFS debt securities that Merrill Lynch does not intend to hold to recovery. Those amounts were $59 million, $172 million and $656 million for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, respectively. Refer to Note 1 for Merrill Lynch's accounting policy regarding OTTI of investment securities.
Information regarding investment securities subject to Investment Accounting follows.

(dollars in millions)
	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Securities, mortgage-backed and asset-backed:
Corporate ABS	$47	$—	$—	$47
Non-agency mortgage backed securities	249	—	—	249
Subtotal	296	—	—	296
U.S. Government and agencies	398	—	—	398
Total available-for-sale securities	$694	$—	$—	$694

(dollars in millions)
	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale
Mortgage-backed securities:
Agency residential mortgage backed securities	$3,918	$—	$(49)	$3,869
Agency collateralized mortgage obligations	61	—	—	61
Non-agency collateralized mortgage obligations	739	68	(76)	731
Subtotal	4,718	68	(125)	4,661
U.S. Government and agencies	430	—	—	430
Total available-for-sale securities	5,148	68	(125)	5,091
Held-to-Maturity
Corporate debt and municipal	245	—	—	245
Total	$5,393	$68	$(125)	$5,336

There were no individual securities that have been in a continuous unrealized loss position at December 31, 2011. The following table presents fair value and unrealized losses, after hedges, for available-for-sale securities, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2010.

(dollars in millions)
	Less than 1 Year		More than 1 Year		Total
Asset Category	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Agency residential mortgage backed securities	$3,869	$(49)	$—	$—	$3,869	$(49)
Non-agency collateralized mortgage obligations	53	(3)	230	(73)	283	(76)
Total	$3,922	$(52)	$230	$(73)	$4,152	$(125)

The amortized cost and fair value of available-for-sale debt securities by expected maturity for mortgage-backed securities and contractual maturity for other debt securities at December 31, 2011 are as follows:

(dollars in millions)
	Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$631	$631
Due after one year through five years	63	63
Due after five years through ten years	—	—
Due after ten years	—	—
Total(1)	$694	$694

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay their obligations with or without prepayment penalties.
The proceeds and gross realized gains (losses) from the sale of available-for-sale securities during the years ended December 31, 2011, December 31, 2010 and December 31, 2009 are as follows:

(dollars in millions)
	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Proceeds	$4,290	$15,472	$13,715
Gross realized gains	69	531	608
Gross realized losses	(76)	(272)	(93)

Equity Method Investments
At December 31, 2011 and December 31, 2010, Merrill Lynch held certain investments that were accounted for under the equity method of accounting.
On December 1, 2009, BlackRock completed its purchase of Barclays Global Investors from Barclays, Plc. This acquisition had the effect of diluting Merrill Lynch’s ownership interest in BlackRock, which for accounting purposes was treated as a sale of a portion of Merrill Lynch’s ownership interest. As a result, upon the closing of this transaction, Merrill Lynch recorded an adjustment to its investment in BlackRock, which resulted in a pre-tax gain of $1.1 billion, which is included within Earnings from equity method investments in the Consolidated Statement of (Loss) Earnings for the year ended December 31, 2009. In addition, Merrill Lynch’s economic interest in BlackRock was reduced from approximately 50% to approximately 34%.
On November 15, 2010, Merrill Lynch sold 51.2 million shares of BlackRock common stock. The net proceeds to Merrill Lynch from the sale of these shares, after underwriting discounts and before offering expenses payable by Merrill Lynch, were approximately $8.2 billion. As a result of the sale, Merrill Lynch owned shares of BlackRock Series B Preferred Stock only, and Merrill Lynch’s economic interest in BlackRock was reduced from approximately 34% to approximately 7%. Merrill Lynch recorded a pre-tax gain of approximately $90 million from this transaction, which is included within Earnings from equity method investments in the Consolidated Statement of (Loss) Earnings for the year ended December 31, 2010.
In June 2011, Merrill Lynch sold the remaining shares of BlackRock's Series B preferred stock, resulting in a pre-tax gain of $377 million, which is included within Other Revenues in the Consolidated Statement of (Loss) Earnings for the year ended December 31, 2011. As of December 31, 2011, Merrill Lynch no longer held an economic interest in BlackRock.
Summarized aggregate financial information for Merrill Lynch's most significant equity method investees (BlackRock, Warburg Pincus Funds IX and X, L.P. and WCG Master Fund Ltd.) is as follows:

(dollars in millions)
	For the Year Ended	For the Year Ended
	December 31, 2010 (1)	December 31, 2009 (2)
Revenues	$8,612	$6,576
Operating income	2,998	2,774
Earnings before income taxes	3,021	2,768
Net earnings	2,063	2,371
(1) Consists of the results of BlackRock for the year ended December 31, 2010. BlackRock was accounted for under the equity method of accounting through November 15, 2010.
(2) Amounts related to BlackRock are as follows: Revenues $4,700 million, Operating income $1,278 million, Earnings before income taxes $1,272 million and Net earnings $875 million.

Such investments were exited or not material for the year ended December 31, 2011.

Note 9.	Securitizations and Other Variable Interest Entities (“VIEs”)

Merrill Lynch utilizes VIEs in the ordinary course of business to support its own and its customers' financing and investing needs. Merrill Lynch securitizes loans and debt securities using VIEs as a source of funding and as a means of transferring the economic risk of the loans or debt securities to third parties. Merrill Lynch also administers, structures or invests in other VIEs including municipal bond trusts, CDOs and other entities as described in more detail below.

The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and consolidates the VIE. Merrill Lynch is deemed to have a controlling financial interest and is the primary beneficiary of a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

The tables below present the assets and liabilities of consolidated and unconsolidated VIEs if Merrill Lynch has continuing involvement with transferred assets or if Merrill Lynch otherwise has a variable interest in the VIE. For consolidated VIEs, these amounts are net of intercompany balances. The tables also present Merrill Lynch's maximum exposure to loss resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which Merrill Lynch holds a variable interest as of December 31, 2011 and December 31, 2010. Merrill Lynch's maximum exposure to loss is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on Merrill Lynch's Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. Merrill Lynch's maximum exposure to loss does not include losses previously recognized.

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

The following table summarizes certain information related to Loan VIEs in which Merrill Lynch is either the transferor, servicer or sponsor and holds a variable interest as of December 31, 2011 and December 31, 2010.

(dollars in millions)
	Non-Agency
	Prime		Subprime		Commercial Mortgage
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Unconsolidated VIEs:
Maximum loss exposure(1)	$16	$28	$52	$168	$130	$187
Senior securities held
Trading assets	$1	$6	$2	$23	$19	$74
Investment securities	—	6	—	22	—	—
Subordinated securities held
Trading assets	—	—	8	11	1	—
Residual interests held	8	6	—	—	42	50
Total retained securities(2)	$9	$18	$10	$56	$62	$124
Principal balance outstanding(3)	$191	$636	$6,192	$18,857	$24,545	$24,891
Consolidated VIEs:
Maximum loss exposure(1)	$1	$46	$—	$12	$—	$—
Derivative contracts	$—	$41	$—	$—	$—	$—
Other assets	1	5	—	12	—	—
Total assets	$1	$46	$—	$12	$—	$—
Other liabilities	$—	$9	$—	$—	$—	$—
Total liabilities	$—	$9	$—	$—	$—	$—

(1)	Maximum loss exposure excludes liabilities for representations and warranties.

(2)	Substantially all of the securities were in Level 2 in the fair value hierarchy.

(3)	Principal balance outstanding includes those loans that Merrill Lynch transferred and with which it has continuing involvement.

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

Merrill Lynch sells mortgage loans to VIEs with various representations and warranties related to, among other things, the ownership of the loan, validity of the lien securing the loan, absence of delinquent taxes or liens against the property securing the loan, the process used in selecting the loans for inclusion in a transaction, the loan's compliance with any applicable loan criteria established by the buyer, and the loan's compliance with applicable local, state and federal laws. Under these representations and warranties, Merrill Lynch may be required to repurchase mortgage loans with the identified defects or indemnify or provide other recourse to the investor or insurer. In such cases, Merrill Lynch bears any subsequent credit loss on the mortgage loans. Merrill Lynch's representations and warranties are generally not subject to stated limits and extend over the life of the loans. See Note 14.

Municipal Bond Securitizations

Merrill Lynch sponsors municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds, some of which are callable prior to maturity. A majority of the bonds are rated AAA or AA and some benefit from insurance provided by third parties. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a frequent basis to third party investors. Merrill Lynch may serve as remarketing agent and/or liquidity provider for the trusts. The floating-rate investors have the right to tender the certificates at specified dates, often with as little as seven days' notice. Should Merrill Lynch be unable to remarket the tendered certificates, it is generally obligated to purchase them at par under standby liquidity facilities unless the bond's credit rating has declined below investment grade or there has been an event of default or bankruptcy of the issuer and insurer.

Merrill Lynch also provides default protection or credit enhancement to investors in certain municipal bond trusts whereby Merrill Lynch guarantees the payment of interest and principal on floating-rate certificates issued by these trusts. If an investor holds the residual interest, that investor typically has the unilateral ability to liquidate the trust at any time, while Merrill Lynch typically has the ability to trigger the liquidation of that trust only if the market value of the bonds held in the trust declines below a specified threshold. The weighted average remaining life of bonds held in the trusts at December 31, 2011 was 11.4 years.

The following table summarizes certain information related to municipal bond trusts in which Merrill Lynch holds a variable interest as of December 31, 2011 and December 31, 2010.

(dollars in millions)
	December 31, 2011			December 31, 2010
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum Loss Exposure	$3,713	$920	$4,633	$4,451	$1,543	$5,994
On-balance sheet assets
Trading assets	$3,713	$178	$3,891	$4,451	$255	$4,706
Total	$3,713	$178	$3,891	$4,451	$255	$4,706
On-balance sheet liabilities
Short-term borrowings	$4,939	$—	$4,939	$4,642	$—	$4,642
Payables to Bank of America	—	—	—	2	—	2
Total	$4,939	$—	$4,939	$4,644	$—	$4,644
Total assets of VIEs	$3,713	$1,154	$4,867	$4,451	$1,706	$6,157

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

In the years ended December 31, 2011 and December 31, 2010, Merrill Lynch was the transferor of assets into unconsolidated municipal bond trusts and received cash proceeds from new securitizations of $645 million and $1.2 billion, respectively. At December 31, 2011 and December 31, 2010, the principal balance outstanding for unconsolidated municipal bond securitization trusts for which Merrill Lynch was the transferor was $1.2 billion and $1.7 billion, respectively.

Merrill Lynch's liquidity commitments to unconsolidated municipal bond trusts totaled $742 million and

$1.3 billion at December 31, 2011 and December 31, 2010, respectively.
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

The following table summarizes certain information related to CDO vehicles in which Merrill Lynch holds a variable interest as of December 31, 2011 and December 31, 2010.

(dollars in millions)
	December 31, 2011			December 31, 2010
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum Loss Exposure	$1,695	$2,185	$3,880	$2,216	$2,987	$5,203
On-balance sheet assets
Trading assets	$1,844	$397	$2,241	$2,727	$569	$3,296
Derivative contracts	—	678	678	—	890	890
Other assets	—	72	72	3	123	126
Total	$1,844	$1,147	$2,991	$2,730	$1,582	$4,312
On-balance sheet liabilities
Derivative contracts	$—	$11	$11	$—	$8	$8
Long-term borrowings	2,712	—	2,712	3,161	—	3,161
Total	$2,712	$11	$2,723	$3,161	$8	$3,169
Total assets of VIEs	$1,844	$32,847	$34,691	$2,730	$42,782	$45,512

Merrill Lynch's maximum exposure to loss is significantly less than the total assets of the CDO vehicles in the table above because Merrill Lynch typically has exposure to only a portion of the total assets.

At December 31, 2011, Merrill Lynch had $2.3 billion of aggregate liquidity exposure to CDOs. This amount includes $588 million of commitments to CDOs to provide funding for super senior exposures and $1.7 billion notional amount of derivative contracts with unconsolidated VIEs, principally CDO vehicles, which hold non-super senior CDO debt securities or other debt securities on Merrill Lynch's behalf. Refer to Note 14 for additional information. Merrill Lynch's liquidity exposure to CDOs at December 31, 2011 is included in the table above to the extent that Merrill Lynch sponsored the CDO vehicle or the liquidity exposure is more than insignificant compared to total assets of the CDO vehicle. Liquidity exposure included in the table is reported net of previously recorded losses.

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

The following table summarizes certain information related to customer vehicles in which Merrill Lynch holds a variable interest as of December 31, 2011 and December 31, 2010.

(dollars in millions)
	December 31, 2011			December 31, 2010
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated (1)	Total
Maximum Loss Exposure	$2,333	$2,106	$4,439	$3,457	$2,083	$5,540
On-balance sheet assets
Trading assets	$3,243	$211	$3,454	$3,397	$217	$3,614
Derivative contracts	—	896	896	—	728	728
Other assets	1,446	—	1,446	1,430	—	1,430
Total	$4,689	$1,107	$5,796	$4,827	$945	$5,772
On-balance sheet liabilities
Derivative contracts	$4	$42	$46	$1	$24	$25
Long-term borrowings	3,873	—	3,873	3,430	—	3,430
Other liabilities	1	448	449	—	750	750
Total	$3,878	$490	$4,368	$3,431	$774	$4,205
Total assets of VIEs	$4,689	$5,265	$9,954	$4,827	$5,952	$10,779

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

Merrill Lynch is typically the counterparty for the credit and equity derivatives, and it may invest in securities issued by the vehicles. Merrill Lynch may also enter into interest rate and foreign currency derivatives with the vehicles. Merrill Lynch had approximately $824 million of other liquidity commitments, including written put options and collateral value guarantees, with unconsolidated credit-linked and equity-linked note vehicles at December 31, 2011.

Merrill Lynch's maximum exposure to loss from customer vehicles includes the notional amount of the credit or equity derivatives to which it is counterparty, net of losses previously recorded, and Merrill Lynch's investment, if any, in securities issued by the vehicles. It has not been reduced to reflect the benefit of offsetting swaps with the customers or collateral arrangements.

Real Estate and other VIEs

Real Estate and other VIEs primarily includes a real estate investment fund that is a VIE, investments in VIEs that hold investment property, certain hedge fund investment entities, and residential agency resecuritizations.

The following table summarizes certain information related to Real Estate and other VIEs in which Merrill Lynch holds a variable interest as of December 31, 2011 and December 31, 2010.

(dollars in millions)
	December 31, 2011			December 31, 2010
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated(1)	Total
Maximum Loss Exposure	$1,821	$4,631	$6,452	$857	$3,389	$4,246
On-balance sheet assets
Trading assets	$—	$2,980	$2,980	$263	$1,326	$1,589
Derivative contracts	—	440	440	—	227	227
Investment securities	162	62	224	309	73	382
Loans, notes, and mortgages	94	804	898	221	1,368	1,589
Other assets	1,575	344	1,919	147	395	542
Total	$1,831	$4,630	$6,461	$940	$3,389	$4,329
On-balance sheet liabilities
Long-term borrowings	$10	$—	$10	$83	$—	$83
Other liabilities	185	265	450	44	—	44
Total	$195	$265	$460	$127	$—	$127
Total assets of VIEs	$1,831	$26,731	$28,562	$940	$20,614	$21,554

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

Other Transactions

Merrill Lynch transferred pools of securities to certain independent third parties and provided financing for approximately 75 percent of the purchase price under asset-backed financing arrangements. At December 31, 2011 and December 31, 2010, Merrill Lynch's maximum loss exposure under these financing arrangements was $4.7 billion and $6.5 billion, respectively, substantially all of which was recorded as loans, notes and mortgages on Merrill Lynch's Consolidated Balance Sheet. All principal and interest payments have been received when due in accordance with their contractual terms. These arrangements are not included in the tables above because the purchasers are not VIEs.

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

The table below presents information on Merrill Lynch’s loans outstanding at December 31, 2011 and December 31, 2010.

Age Analysis of Outstanding Loans
(dollars in millions)	December 31, 2011
	30-59 Days	60-89 Days	90 Days or more	Total Past	Total Current or Less Than	Nonperforming	Loans Measured at	Total
	Past Due	Past Due	Past Due	Due	30 Days Past Due	Loans (1)	Fair Value	Outstanding
Consumer loans
Residential mortgage	$20	$4	$—	$24	$420	$25	$—	$469
Home equity	—	—	—	—	117	4	—	121
Total consumer	20	4	—	24	537	29	—	590
Commercial
Commercial - U.S.	—	1	2	3	3,753	85	—	3,841
Commercial real estate	—	—	—	—	667	108	—	775
Commercial - non-U.S.	—	—	—	—	3,040	65	—	3,105
Total commercial loans	—	1	2	3	7,460	258	—	7,721
Commercial loans measured at fair value	—	—	—	—	—	—	909	909
Total commercial	—	1	2	3	7,460	258	909	8,630
Other (2)	—	—	—	—	10,013	—	1,413	11,426
Total loans	$20	$5	$2	$27	$18,010	$287	$2,322	$20,646
Allowance for loan losses								(72)
Total loans, net								$20,574

Age Analysis of Outstanding Loans
(dollars in millions)	December 31, 2010
	30-59 Days	60-89 Days	90 Days or more	Total Past	Total Current or Less Than	Nonperforming	Loans Measured at	Total
	Past Due	Past Due	Past Due	Due	30 Days Past Due	Loans (1)	Fair Value	Outstanding
Consumer loans
Residential mortgage	$15	$8	$—	$23	$451	$30	$—	$504
Home equity	1		—	1	126	5	—	132
Total consumer	16	8	—	24	577	35	—	636
Commercial
Commercial - U.S.	1	1	19	21	5,591	210	—	5,822
Commercial real estate	—	—	—	—	1,632	212	—	1,844
Commercial - non-U.S.	—	—	—	—	2,824	161	—	2,985
Total commercial loans	1	1	19	21	10,047	583	—	10,651
Commercial loans measured at fair value	—	—	—	—	—	—	318	318
Total commercial	1	1	19	21	10,047	583	318	10,969
Other (3)	—	—	—	—	11,496	—	2,872	14,368
Total loans	$17	$9	$19	$45	$22,120	$618	$3,190	$25,973
Allowance for loan losses								(170)
Total loans, net								$25,803

(1)	Excludes loans measured at fair value.

(2)	Includes asset-backed loans and loans held-for-sale of $8.9 billion and $2.5 billion, respectively, as of December 31, 2011.

(3)	Includes asset-backed loans and loans held-for-sale of $9.2 billion and $5.2 billion, respectively, as of December 31, 2010.
Merrill Lynch monitors the credit quality of its loans on an ongoing basis. Merrill Lynch’s commercial loans are evaluated using the internal classifications of pass rated or reservable criticized as the primary credit quality indicators. The term reservable criticized refers to those commercial loans that are internally classified or listed by Merrill Lynch as Special Mention, Substandard or Doubtful, which are asset categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not considered reservable criticized. In addition to these primary credit quality indicators, Merrill Lynch uses other credit quality indicators for certain types of loans. The table below presents credit quality indicators on Merrill Lynch’s commercial loan portfolio, excluding loans accounted for under the fair value option, at December 31, 2011 and December 31, 2010.

(dollars in millions)	December 31, 2011
	Commercial - U.S.	Commercial Real Estate	Commercial - non-U.S.
Risk Ratings
Pass rated	$3,594	$511	$2,967
Reservable criticized	247	264	138
Total Commercial Credit	$3,841	$775	$3,105

(dollars in millions)	December 31, 2010
	Commercial - U.S.	Commercial Real Estate	Commercial - non-U.S.
Risk Ratings
Pass rated	$5,192	$1,582	$2,581
Reservable criticized	630	262	404
Total Commercial Credit	$5,822	$1,844	$2,985

Activity in the allowance for loan losses, which is primarily associated with commercial loans, is presented below:

(dollars in millions)
	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Allowance for loan losses, at beginning of period	$170	$33
Provision for loan losses	66	311
Charge-offs	(180)	(176)
Recoveries	14	4
Net charge-offs	(166)	(172)
Other	2	(2)
Allowance for loan losses, at end of period	$72	$170

Consumer loans, substantially all of which are collateralized, consisted of approximately 23,000 individual loans at December 31, 2011. Commercial loans consisted of approximately 1,000 separate loans.
Merrill Lynch’s outstanding loans include $2.5 billion and $5.2 billion of loans held for sale at December 31, 2011 and December 31, 2010, respectively. Loans held for sale are loans that Merrill Lynch expects to sell prior to maturity. At December 31, 2011, such loans consisted of $1.0 billion of consumer loans, primarily residential mortgages, and $1.5 billion of commercial loans. At December 31, 2010, such loans consisted of $1.7 billion of consumer loans, primarily residential mortgages, and $3.5 billion of commercial loans.
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
In some cases, Merrill Lynch enters into single name and index credit default swaps to mitigate credit exposure related to funded and unfunded commercial loans. The notional value of these swaps totaled $3.4 billion and $2.9 billion at December 31, 2011 and December 31, 2010, respectively.
The following tables provide information regarding Merrill Lynch’s net credit default protection associated with its funded and unfunded commercial loans as of December 31, 2011 and December 31, 2010:

Net Credit Default Protection by Maturity Profile

	December 31, 2011	December 31, 2010
Less than or equal to one year	16%	23%
Greater than one year and less than or equal to five years	82	67
Greater than five years	2	10
Total net credit default protection	100%	100%

Net Credit Default Protection by Credit Exposure Debt Rating

(dollars in millions)
	December 31, 2011		December 31, 2010
Ratings(1)	Net Notional	Percent	Net Notional	Percent
AA	$(661)	19.4%	$(450)	15.5%
A	(1,542)	45.1	(1,029)	35.3
BBB	(637)	18.6	(655)	22.5
BB	(190)	5.6	(359)	12.3
B	(190)	5.6	(224)	7.7
CCC and below	(195)	5.7	(194)	6.7
Total net credit default protection	$(3,415)	100%	$(2,911)	100.0%

(1)	Merrill Lynch considers ratings of BBB- or higher to meet the definition of investment grade.
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
In connection with Merrill Lynch’s acquisition by Bank of America, loans within the scope of Acquired Impaired Loan Accounting had an unpaid principal balance of $5.6 billion ($2.7 billion consumer and $2.9 billion commercial) and a carrying value of $4.2 billion ($2.3 billion consumer and $1.9 billion commercial) as of January 1, 2009. The loans within the scope of Acquired Impaired Loan Accounting, which were primarily commercial real estate, had an unpaid principal balance of $0.7 billion and a carrying value of $0.2 billion as of December 31, 2010, and were not material as of December 31, 2011.

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

The carrying amount of goodwill was $5.7 billion at both December 31, 2011 and December 31, 2010.
Intangible Assets
Intangible assets with definite lives at December 31, 2011 and December 31, 2010 consisted primarily of value assigned to customer relationships. Intangible assets with definite lives are tested for impairment in accordance with ASC 360, Property, Plant and Equipment whenever certain conditions exist which would indicate the carrying amounts of such assets may not be recoverable. Intangible assets with definite lives are amortized over their respective estimated useful lives. Intangible assets with indefinite lives consist of value assigned to the Merrill Lynch brand and are tested for impairment in accordance with Goodwill and Intangible Assets Accounting. Intangible assets with indefinite lives are not amortized. Based on an impairment analysis conducted as of June 30, 2011, the Merrill Lynch brand intangible asset was not impaired.
The table below presents the gross carrying amount, accumulated amortization, and net carrying amounts of intangible assets as of December 31, 2011 and December 31, 2010:

(dollars in millions)
		Year Ended December 31, 2011	Year Ended December 31, 2010
Customer relationships	Gross carrying amount	$3,087	$3,087
	Accumulated amortization	(928)	(618)
	Net carrying amount	2,159	2,469
Other(1)	Gross carrying amount	1,515	1,515
	Accumulated amortization	—	—
	Net carrying amount	1,515	1,515
Total	Gross carrying amount	4,602	4,602
	Accumulated amortization	(928)	(618)
	Net carrying amount	$3,674	$3,984

(1)	Represents value assigned to the Merrill Lynch brand.

Amortization expense for the years ended December 31, 2011 and December 31, 2010 was $309 million. Amortization expense for 2009 was $349 million.
The estimated future amortization of intangible assets from 2012 through 2016 is $309 million per year.

Note 12.	Borrowings and Deposits

Prior to Merrill Lynch's acquisition by Bank of America, ML & Co. was the primary issuer of Merrill Lynch's unsecured debt instruments. Debt instruments were also issued by certain subsidiaries. Bank of America has not assumed or guaranteed the long-term debt that was issued or guaranteed by ML & Co. or its subsidiaries prior to the acquisition of Merrill Lynch by Bank of America.

Beginning late in the third quarter of 2009, in connection with the update or renewal of certain Merrill Lynch international securities offering programs, Bank of America agreed to guarantee debt securities, warrants and/or certificates issued by certain subsidiaries of ML & Co. on a going forward basis. All existing ML & Co. guarantees of securities issued by those same Merrill Lynch subsidiaries under various international securities offering programs will remain in full force and effect as long as those securities are outstanding, and Bank of America has not assumed any of those prior ML & Co. guarantees or otherwise guaranteed such securities. There were approximately $5.2 billion of securities guaranteed by Bank of America at December 31, 2011.

Following the completion of Bank of America's acquisition of Merrill Lynch, ML & Co. became a subsidiary of Bank of America and established intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these intercompany agreements is a $75 billion one-year revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America at a spread to LIBOR that is reset periodically and is consistent with other intercompany agreements. This credit line was renewed effective January 1, 2012 with a maturity date of January 1, 2013. The credit line will automatically be extended by one year to the succeeding January 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. The agreement does not contain any financial or other covenants. There were no outstanding borrowings against the line of credit at December 31, 2011.

In addition to the $75 billion unsecured line of credit, a $25 billion 364-day revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America was established on February 15, 2011. Interest on the line of credit is based on prevailing short-term market rates. The agreement does not contain any financial or other covenants. The line of credit matures on February 12, 2013. There were no outstanding borrowings against the line of credit at December 31, 2011.

Following the merger of BAS into MLPF&S, Bank of America agreed to guarantee the short-term, senior unsecured obligations issued by MLPF&S under its short-term master note program on a going forward basis. During 2011, Merrill Lynch decided to reduce short-term unsecured obligations. At December 31, 2011, there were no longer any borrowings outstanding under this program.

Also in connection with the merger of BAS into MLPF&S, MLPF&S either assumed or established the following agreements:

•
MLPF&S assumed an approximately $1.5 billion subordinated loan agreement with Bank of America, which bears interest based on a spread to LIBOR, and has a scheduled maturity date of December 31, 2013. The loan agreement contains a provision that automatically extends the loan's maturity by one year unless Bank of America provides 13 months written notice not to extend prior to the scheduled maturity date.

•
MLPF&S assumed a $7 billion revolving subordinated line of credit with Bank of America. The subordinated line of credit bears interest based on a spread to LIBOR, and has a scheduled maturity date of October 1, 2013. The revolving subordinated line of credit contains a provision that automatically extends the maturity by one year unless Bank of America provides 13 months written notice not to extend prior to the scheduled maturity date. At December 31, 2011, $1.1 billion was outstanding on the subordinated line of credit.

•
On November 1, 2010, a $4 billion one-year revolving unsecured line of credit that allows MLPF&S to borrow funds from Bank of America was established. Interest on the line of credit is based on prevailing short-term market rates. The credit line will mature on November 1, 2012 and may automatically be extended by one year to the succeeding November 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. At December 31, 2011, there were no borrowings outstanding on the line of credit.

•
On February 22, 2011, a $15 billion 364-day revolving unsecured line of credit that allows MLPF&S to borrow funds from Bank of America was established. Interest on the line of credit is based on prevailing short-term market rates. The line of credit matures on February 19, 2013. At December 31, 2011, approximately $1.5 billion was outstanding on the line of credit.

The value of Merrill Lynch’s debt instruments as recorded on the Consolidated Balance Sheets does not necessarily represent the amount that will be repaid at maturity. This is due to the following:

•	As a result of the acquisition by Bank of America, all debt instruments were adjusted to fair value on January 1, 2009;

•	Certain debt issuances are accounted for at fair value and incorporate changes in Merrill Lynch’s creditworthiness (see Note 4);

•
Certain structured notes whose coupon or repayment terms are linked to the performance of debt and equity securities, indices, currencies or commodities reflect the fair value of those risks (see Note 4); and

•	Certain debt issuances are adjusted for the impact of fair value hedge accounting (see Note 6).
The tables below exclude Merrill Lynch’s intercompany borrowings from Bank of America, see Note 2 for further information. Total borrowings at December 31, 2011 and December 31, 2010, which are comprised of short-term borrowings, long-term borrowings and junior subordinated notes (related to trust preferred securities), consisted of the following:

(dollars in millions)
	December 31, 2011	December 31, 2010
Senior debt	$59,583	$80,130
Senior structured notes	28,523	40,678
Subordinated debt	12,661	11,358
Junior subordinated notes (related to trust preferred securities)	3,600	3,576
Other subsidiary financing	868	617
Debt issued by consolidated VIEs	11,534	11,316
Total	$116,769	$147,675

Borrowings and deposits at December 31, 2011 and December 31, 2010, are presented below:

(dollars in millions)
	December 31, 2011	December 31, 2010
Short-term borrowings
Other unsecured short-term borrowings	$1,112	$10,606
Short-term debt issued by consolidated VIEs(1)	4,939	4,642
Total	$6,051	$15,248
Long-term borrowings(2)
Fixed-rate obligations(3)	$60,671	$64,611
Variable-rate obligations(4)(5)	39,852	57,566
Long-term debt issued by consolidated VIEs(1)	6,595	6,674
Total	$107,118	$128,851
Deposits
Non-U.S.	$12,364	$12,826

(1)	See Note 9 for additional information on debt issued by consolidated VIEs.

(2)	Excludes junior subordinated notes (related to trust preferred securities).

(3)	Fixed-rate obligations are generally swapped to variable rates.

(4)	Variable interest rates are generally based on rates such as LIBOR, the U.S. Treasury Bill Rate, or the Federal Funds Rate.

(5)	Includes structured notes.
See Note 5 for additional information on the fair value of long-term borrowings.
The weighted-average interest rates for borrowings at December 31, 2011 and December 31, 2010 (excluding structured products) were as follows:

	December 31, 2011	December 31, 2010
Short-term borrowings	0.4%	0.3%
Long-term borrowings	4.0	3.8
Junior subordinated notes (related to trust preferred securities)	6.9	6.9
Long-Term Borrowings
At December 31, 2011, long-term borrowings mature as follows:

(dollars in millions)
	Amount	Percentage of Total
Less than 1 year	$23,205	22%
1 – 2 years	19,958	19
2 – 3 years	18,848	18
3 – 4 years	4,570	4
4 – 5 years	4,124	4
Greater than 5 years	36,413	33
Total	$107,118	100%

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
The following table summarizes Merrill Lynch’s trust preferred securities as of December 31, 2011.

(dollars in millions)
TRUST	ISSUE DATE	AGGREGATE PRINCIPAL AMOUNT OF TRUST PREFERRED SECURITIES	AGGREGATE PRINCIPAL AMOUNT OF NOTES	AGGREGATE CARRYING VALUE OF NOTES	ANNUAL DISTRIBUTION RATE	STATED MATURITY
ML Preferred Capital Trust III	Jan–1998	$750	$900	$656	7.00%	Perpetual
ML Preferred Capital Trust IV	Jun–1998	400	480	348	7.12%	Perpetual
ML Preferred Capital Trust V	Nov–1998	850	1,021	759	7.28%	Perpetual
ML Capital Trust I	Dec-2006	1,050	1,051	685	6.45%	Dec–2066(1)
ML Capital Trust II	May–2007	950	951	604	6.45%	Jun–2062(2)
ML Capital Trust III	Aug–2007	750	751	548	7.375%	Sep–2062(3)
Total		$ 4,750(4)	$5,154	$3,600

(1)	Merrill Lynch has the option to extend the maturity of the junior subordinated note until December 2086.

(2)	Merrill Lynch has the option to extend the maturity of the junior subordinated note until June 2087.

(3)	Merrill Lynch has the option to extend the maturity of the junior subordinated note until September 2087.

(4)	Includes related investments of $25 million.
Deposits
Deposits at December 31, 2011 and December 31, 2010, are presented below:

(dollars in millions)
	December 31, 2011	December 31, 2010
Non-U.S.
Non-interest bearing	$1,153	$917
Interest bearing	11,211	11,909
Total Deposits	$12,364	$12,826
The effective weighted-average interest rate for deposits, which includes the impact of hedges, was 0.7% at both December 31, 2011 and December 31, 2010, respectively. The fair value of deposits approximated their carrying value at December 31, 2011 and December 31, 2010.
Other
Merrill Lynch also obtains standby letters of credit from issuing banks to satisfy various counterparty collateral requirements, in lieu of depositing cash or securities collateral. Such standby letters of credit aggregated $2.1 billion and $1.4 billion at December 31, 2011 and December 31, 2010, respectively.

Note 13.	Stockholder's Equity and Earnings Per Share
Preferred Equity
As of October 15, 2010, all of the 12,000 outstanding shares of 9% Mandatory Convertible Non-Cumulative Preferred Stock, Series 2, par value $1.00 per share and liquidation preference of $100,000 per share and 5,000 outstanding shares of 9% Mandatory Convertible Non-Cumulative Preferred Stock, Series 3, par value $1.00 per share and liquidation preference of $100,000 per share automatically converted into Bank of America common stock in accordance with the terms of these securities. Immediately upon conversion, dividends on such shares of preferred stock ceased to accrue, the rights of holders of such preferred stock ceased, and the persons entitled to receive the shares of Bank of America common stock were treated for all purposes as having become the record and beneficial owners of shares of Bank of America common stock. As a result of the conversion, there were no preferred stock dividends recorded during the year ended December 31, 2011. Preferred stock dividends of $134 million were recorded in the year ended December 31, 2010.
Common Stock
As of the completion of the acquisition of Merrill Lynch by Bank of America on January 1, 2009, there have been 1,000 shares of ML & Co. common stock outstanding, all of which are held by Bank of America.

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss represents cumulative gains and losses on items that are not reflected in Merrill Lynch’s net (loss) earnings. The balances at December 31, 2011 and December 31, 2010 are as follows:

(dollars in millions)
	December 31, 2011	December 31, 2010
Foreign currency translation adjustment
Unrealized losses, net of gains	$(744)	$(794)
Income taxes	765	931
Total	21	137
Unrealized (losses) on investment securities available-for-sale
Net unrealized losses	—	(54)
Income taxes	(33)	(12)
Total	(33)	(66)
Deferred (losses) gains on cash flow hedges
Deferred (losses) gains	(1)	8
Income taxes	—	(4)
Total	(1)	4
Defined benefit pension and postretirement plans
Net actuarial losses	(362)	(473)
Net prior service cost	(35)	(59)
Income taxes	175	203
Total	(222)	(329)
Total accumulated other comprehensive loss	$(235)	$(254)

Earnings Per Share
Earnings per share data is not provided for the years ended December 31, 2011, December 31, 2010, and December 31, 2009, as Merrill Lynch was a wholly-owned subsidiary of Bank of America during that period.

Note 14.	Commitments, Contingencies and Guarantees
Litigation and Regulatory Matters

In the ordinary course of business, Merrill Lynch and its subsidiaries are routinely defendants in or parties to many pending and threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. These actions and proceedings are generally based on alleged violations of securities, employment, contract and other laws. In some of these actions and proceedings, claims for substantial monetary damages are asserted against Merrill Lynch and its subsidiaries.

In the ordinary course of business, Merrill Lynch and its subsidiaries are also subject to regulatory examinations, information gathering requests, inquiries and investigations. Certain subsidiaries of Merrill Lynch are registered broker/dealers or investment advisors and are subject to regulation by the SEC, the Financial Industry Regulatory Authority (“FINRA”), the New York Stock Exchange, the FSA and other domestic, international and state securities regulators. In connection with formal and informal inquiries by those agencies, such subsidiaries receive numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of their regulated activities.

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

In accordance with applicable accounting guidance, Merrill Lynch establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, Merrill Lynch does not establish an accrued liability. As a litigation or regulatory matter develops, Merrill Lynch, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, Merrill Lynch will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. Merrill Lynch continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal or external legal service providers, litigation-related expenses of approximately $740 million were recognized for the year ending December 31, 2011 as compared with approximately $600 million for the year ending December 31, 2010.

For a limited number of the matters disclosed in this Note for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, Merrill Lynch is able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, Merrill Lynch reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter, in light of potentially relevant factual and legal developments. These may include information learned through the discovery process, rulings on dispositive motions, settlement discussions, and other rulings by courts, arbitrators or others. In cases in which Merrill Lynch possesses sufficient appropriate information to develop an estimate of loss or range of possible loss, that estimate is aggregated and disclosed below. There may be other disclosed matters for which a loss is probable or reasonably possible but such an estimate may not be possible. For those matters where an estimate is possible, management currently estimates the aggregate range of possible loss is $0 to $1.3 billion in excess of the accrued liability (if any)

related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, this estimated range of possible loss represents what Merrill Lynch believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent Merrill Lynch's maximum loss exposure. Information is provided below, regarding the nature of all of these contingencies and, where specified, the amount of the claim associated with these loss contingencies. Based on current knowledge, management does not believe that loss contingencies arising from pending matters, including the matters described herein, will have a material adverse effect on the consolidated financial position or liquidity of Merrill Lynch. However, in light of the inherent uncertainties involved in these matters, some of which are beyond Merrill Lynch's control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to Merrill Lynch's results of operations or cash flows for any particular reporting period.

Auction Rate Securities ("ARS") Litigation

Since October 2007, ML & Co. and certain affiliates have been named as defendants in a variety of lawsuits and other proceedings brought by customers and both individual and institutional investors regarding ARS. These actions generally allege that defendants: (i) misled plaintiffs into believing that there was a deeply liquid market for ARS, and (ii) failed to adequately disclose their or their affiliates' practice of placing their own bids to support ARS auctions. Plaintiffs assert that ARS auctions started failing from August 2007 through February 2008 when defendants and other broker-dealers stopped placing those "support bids." In addition to the matters described in more detail below, numerous arbitrations and individual lawsuits have been filed against ML & Co. and certain affiliates by parties who purchased ARS and are seeking relief that includes compensatory and punitive damages totaling in excess of $1.2 billion, as well as rescission, among other relief.

Securities Actions

ML & Co. and MLPF&S face a number of civil actions relating to the sales of ARS and management of ARS auctions, including two putative class action lawsuits in which plaintiffs seek to recover the alleged losses in market value of ARS securities purportedly caused by defendants' actions. Plaintiffs also seek unspecified damages, including rescission, other compensatory and consequential damages, costs, fees and interest. The first action, In Re Merrill Lynch Auction Rate Securities Litigation, is the result of the consolidation of two class action suits in the U.S. District Court for the Southern District of New York. These suits were brought by two Merrill Lynch customers on behalf of all persons who purchased ARS in auctions managed by Merrill Lynch, against Merrill Lynch and MLPF&S. On March 31, 2010, the U.S. District Court for the Southern District of New York granted Merrill Lynch's motion to dismiss. Plaintiffs appealed and on November 14, 2011, the U.S. Court of Appeals for the Second Circuit affirmed the district court's dismissal. Plaintiffs' time to seek a writ of certiorari to the U.S. Supreme Court expired on February 13, 2012, and, as a result, this action is now concluded. The second action, Bondar v. Bank of America Corporation, was brought by a putative class of ARS purchasers against Bank of America and BAS. On February 24, 2011, the U.S. District Court for the Northern District of California dismissed the amended complaint and directed plaintiffs to state whether they will file a further amended complaint or appeal the court's dismissal. Following the Second Circuit's decision in In Re Merrill Lynch Auction Rate Securities Litigation, plaintiffs voluntarily dismissed their action on January 4, 2012. The dismissal is subject to the district court's approval.

Antitrust Actions

ML & Co., Bank of America and other financial institutions were also named in two putative antitrust class actions in the U.S. District Court for the Southern District of New York. Plaintiffs in both actions assert federal antitrust claims under Section 1 of the Sherman Act based on allegations that defendants conspired to restrain trade in ARS by placing support bids in ARS auctions, only to collectively withdraw those bids in February 2008, which allegedly caused ARS auctions to fail. In the first action, Mayor and City Council of Baltimore, Maryland v. Citigroup, Inc., et al., plaintiff seeks to represent a class of issuers of ARS that defendants underwrote between

May 12, 2003 and February 13, 2008. This issuer action seeks to recover, among other relief, the alleged above-market interest payments that ARS issuers allegedly have had to make after defendants allegedly stopped placing "support bids" in ARS auctions. In the second action, Mayfield, et al. v. Citigroup, Inc., et al., plaintiff seeks to represent a class of investors that purchased ARS from defendants and held those securities when ARS auctions failed on February 13, 2008. Plaintiff seeks to recover, among other relief, unspecified damages for losses in the ARS' market value, and rescission of the investors' ARS purchases. Both actions also seek treble damages and attorneys' fees under the Sherman Act's private civil remedy. On January 25, 2010, the court dismissed both actions with prejudice and plaintiffs' respective appeals are currently pending in the U.S. Court of Appeals for the Second Circuit.

Bank of America Merger-related Matters

Since January 2009, Bank of America, ML & Co. and/or certain of their current and former officers and directors, among others, have been named as defendants in a variety of securities actions filed in federal courts relating to Bank of America's acquisition of Merrill Lynch (the “Acquisition”). The claims in these actions generally concern (i) the Acquisition; (ii) the financial condition and 2008 fourth quarter losses experienced by Bank of America and Merrill Lynch; (iii) due diligence conducted in connection with the Acquisition; (iv) the Acquisition agreements' terms regarding Merrill Lynch's ability to pay bonuses to Merrill Lynch employees up to $5.8 billion; (v) Bank of America's discussions with government officials in December 2008 regarding Bank of America's consideration of invoking the material adverse change clause in the Acquisition agreement and the possibility of obtaining government assistance in completing the Acquisition; and/or (vi) alleged material misrepresentations and/or material omissions in the proxy statement and related materials for the Acquisition.

Plaintiffs in In re Bank of America Securities, Derivative and Employment Retirement Income Security Act ("ERISA") Litigation (the “Securities Plaintiffs”), a putative class action pending in the U.S. District Court for the Southern District of New York, represent all (i) purchasers of the Bank of America common and preferred securities between September 15, 2008 and January 21, 2009 and its January 2011 options, (ii) holders of Bank of America common stock as of October 10, 2008, and (iii) purchasers of Bank of America's common stock issued in the offering that occurred on or about October 7, 2008. During the purported class period, Bank of America had between 4,560,112,687 and 5,017,579,321 common shares outstanding and the price of those securities declined from $33.74 on September 12, 2008 to $6.68 on January 21, 2009. Securities Plaintiffs claim violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934, and SEC rules promulgated thereunder. Bank of America and its co-defendants filed motions to dismiss, which the court granted in part by dismissing certain of the Securities Plaintiffs' claims under Section 10(b) of the Securities Exchange Act of 1934. Securities Plaintiffs filed a second amended complaint which repleaded some of the dismissed claims as well as added claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of holders of certain debt, preferred securities and option securities. Securities Plaintiffs' amended complaint also alleges violations of Sections 11,12(a)(2) and 15 of the Securities Act of 1933 related to the offering of Bank of America's common stock that occurred on or about October 7, 2008, and names BAS and MLPF&S, among others, as defendants on certain claims. Bank of America and its co-defendants filed motions to dismiss, which the court granted in part in August 2010 by dismissing certain of the Securities Plaintiffs' claims under Section 10(b) of the Securities Exchange Act of 1934. In July 2011, the court granted in part defendants' motion to dismiss the second amended complaint.   As a result of the court's July 2011 ruling the Securities Plaintiffs were (in addition to the claims sustained in the court's August 2010 ruling) permitted to pursue a claim under Section 10(b) asserting that defendants should have made additional disclosures in connection with the Acquisition about the financial condition and 2008 fourth-quarter losses experienced by Merrill Lynch.  Securities Plaintiffs seek unspecified monetary damages, legal costs and attorneys' fees. On February 6, 2012, the court granted Securities Plaintiffs' motion for class certification. On February 21, 2012, Bank of America filed a petition requesting that the U.S. Court of Appeals for the Second Circuit review the district court's order granting Securities Plaintiffs' motion for class certification.

Several individual plaintiffs have opted to pursue claims apart from the In re Bank of America Securities, Derivative, and Employment Retirement Income Security Act (ERISA) Litigation and, accordingly, have initiated individual actions in the U.S. District Court for the Southern District of New York relying on substantially the same facts and claims as the Securities Plaintiffs.

Benistar Litigation

In Gail A. Cahaly, et al. v. Benistar Property Exchange Trust Company, Inc, et al., a matter filed on August 1, 2001, in the Massachusetts Superior Court, Suffolk County, plaintiffs allege that MLPF&S aided and abetted a fraud and breach of fiduciary duty allegedly perpetrated by Benistar, a former client of MLPF&S. In 2002, following a trial, a jury rendered a verdict requiring MLPF&S to pay plaintiffs $8.6 million in compensatory damages. After the court granted MLPF&S's motion to vacate the verdict, the court granted  plaintiffs' motion for a new trial. On June 25, 2009, the jury in the second trial found in favor of plaintiffs on all counts. Plaintiffs filed discovery-related sanctions motions, as well as a petition seeking attorneys' fees and costs.  On January 11, 2011, the court issued its rulings denying plaintiffs' request for sanctions and punitive damages but awarding consequential damages and attorneys' fees to plaintiffs in an amount not material to Merrill Lynch's results of operations.  Plaintiffs and MLPF&S have appealed the court's January 11, 2011 rulings on damages and sanctions.

"Good Reason" Litigation

Since 2009, MLPF&S and certain affiliates have been named as defendants in lawsuits and arbitrations brought by former Merrill Lynch employees, primarily financial advisors, who participated in certain Merrill Lynch equity and contingent long term incentive compensation plans (the “Plans”).  These actions generally allege that the former employees had "good reason" to resign as that term is defined under the change in control provisions of the applicable Plans and, as such, are entitled to immediate vesting and payment of forfeited awards and/or monetary sums under those Plans.  In addition to litigation and arbitration, additional employees or their representatives have sent letters seeking payment directly from Merrill Lynch.

A putative class action was filed in October 2009, entitled Chambers et al v. Merrill Lynch & Co. et al. in the U.S. District Court for the Southern District of New York, seeking certification of a putative class of financial advisors and seeking damages and other payments under the good reason provisions of certain contingent incentive compensation plans.

Illinois Funeral Directors Association Matters

Commencing in 1979, the Illinois Funeral Directors Association (“IFDA”), an Illinois not-for-profit corporation that serves as a trade association representative for the Illinois funeral industry, began providing trust services to Illinois consumers for the deposit of payments for pre-paid funeral services.  Illinois law regulates the sale of pre-paid funeral goods and services and requires that proceeds of those sales be held in trust.  In 1986, the IFDA began offering a tax-advantaged pre-need trust administered by its subsidiary, IFDA Services, Inc. (“IFDA Services”).  The tax-advantaged pre-need trust invested primarily in variable universal life insurance (“VUL”) policies written against the lives of “keymen” of IFDA, its members and its affiliates.  In response to the stated investment objectives of IFDA's executive director and its board of directors, MLPF&S recommended the purchase of the VUL policies to IFDA for the tax-advantaged pre-need trust, and Merrill Lynch Life Agency, Inc. (“MLLA”), sold the pre-need trust approximately 270 VUL policies as investment vehicles.

During IFDA Services' operation of the pre-need trust, it credited IFDA members with earnings on deposits into the pre-need trust based on a rate of return set by IFDA Services, even though the crediting rate sometimes exceeded the actual earnings on the trust investments.  As a result, a deficit developed between the amounts that the IFDA credited to IFDA members and the actual earnings of the trust.  The Illinois Office of the Comptroller, the trust's regulator, removed IFDA Services as trustee of the trust in 2008, and asked MLBT-FSB to serve as successor trustee.

On February 10, 2012, the State of Illinois Office of the Secretary of State, Securities Department (“ISD”) entered into a consent order with MLPF&S to resolve the ISD's investigation of the sale of life insurance policies to the pre-need trust. The consent order provides for payment by MLPF&S of an amount not material to Merrill Lynch's results of operations as restitution to the tax-advantaged pre-need trust and its beneficiaries to mitigate any potential loss or injuries that Illinois pre-need patrons or funeral homes might otherwise suffer and fund the anticipated funeral costs of Illinois pre-need patrons. In addition, the consent order provides for payment by MLPF&S of the costs of the ISD's investigation and of administration and distribution of the ISD settlement funds.

On June 16, 2009, a purported class action on behalf of a proposed class of pre-need contract holders, David Tipsword as Trustee of Mildred E. Tipsword Trust, individually and on behalf of all others similarly situated v. I.F.D.A. Services Inc., et al., was filed in the U.S. District Court for the Southern District of Illinois against MLPF&S, among other defendants. The complaint alleges that MLPF&S breached purported fiduciary duties and committed negligence and seeks compensatory and punitive damages, reasonable attorneys' fees, and costs. The court denied MLPF&S' motion to dismiss.

On June 30, 2009, a purported class action on behalf of a proposed class of funeral directors, Clancy-Gernon Funeral Home, Inc., et al. v. MLPF&S, et al., was filed in the Illinois Circuit Court, Cook County, alleging that MLPF&S and MLLA, among other defendants, committed consumer fraud, civil conspiracy, unjust enrichment, and conversion. MLPF&S and MLLA removed the complaint to the U.S. District Court for the Northern District of Illinois, and the case ultimately transferred to the U.S. District Court for the Southern District of Illinois. On November 9, 2010, plaintiffs filed a third amended complaint, which added new parties, including MLBT-FSB, and additional claims for fraud, breach of fiduciary duty, negligence and aiding and abetting fiduciary duty against MLPF&S and MLLA, and breach of fiduciary duty and negligence against MLBT-FSB.  The third amended complaint seeks disgorgement and remittance of all commissions, premiums, fees and compensation; an accounting; compensatory damages; pre-judgment and post-judgment interest; and reasonable attorneys' and experts' fees and costs. The court denied MLBT-FSB's motion to dismiss and permitted MLPF&S and MLLA to withdraw their motions to dismiss.

On December 9, 2010, a purported class action on behalf of a proposed class of funeral directors, Pettett Funeral Home, Ltd., et al. v. MLPF&S, et al., was filed in the U.S. District Court for the Southern District of Illinois. The allegations and relief sought in the Pettett matter are virtually identical to the claims in Clancy-Gernon.

On July 28, 2010, Charles G. Kurrus, III, P.C., a funeral director and owner of a funeral home, filed an action in the Illinois Circuit Court, St. Clair County, against MLPF&S, MLLA and MLBT-FSB, among others, including present and former Merrill Lynch employees.  The complaint, entitled Charles F. Kurrus, III, P.C. v. Merrill Lynch, Pierce, Fenner & Smith, Inc., et al., asserts causes of action for breach of the Illinois Consumer Fraud and Deceptive Business Practices Act and civil conspiracy against all defendants; breach of fiduciary duty against MLPF&S and MLBT-FSB; and negligence and aiding and abetting breach of fiduciary duty against MLPF&S.  The complaint seeks declaratory relief; disgorgement of all commissions, fees and revenues received by MLPF&S, MLLA and MLBT-FSB; pre-judgment and post-judgment interest; an accounting; and attorneys' fees.  Defendants filed motions to dismiss.

On February 15, 2012, the parties to the above-referenced litigations executed a settlement agreement to fully resolve the claims asserted in the class action litigations and the Kurrus litigation, and fully release and bar any civil claims against Merrill Lynch, its employees or affiliates with respect to the IFDA pre-need trust. The settlement agreement, which received preliminary approval by the court on February 17, 2012, provides for payment by MLPF&S in an amount not material to Merrill Lynch's results of operations (which amount was fully accrued as of December 31, 2011).

In re Initial Public Offering Securities Litigation

BAS, ML & Co., MLPF&S, and certain of their subsidiaries, along with other underwriters, and various issuers and others, were named as defendants in a number of putative class action lawsuits that have been consolidated in the U.S. District Court for the Southern District of New York as In re Initial Public Offering Securities Litigation. Plaintiffs contend, among other things, that defendants failed to make certain required disclosures in the registration statements and prospectuses for applicable offerings regarding alleged agreements with institutional investors that tied allocations in certain offerings to the purchase orders by those investors in the aftermarket. Plaintiffs allege that such agreements allowed defendants to manipulate the price of the securities sold in these offerings in violation of Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, and SEC rules promulgated thereunder. The parties agreed to settle the matter, for which the court granted final approval, in an amount that was not material to Merrill Lynch's results of operations. Certain putative class members filed an appeal in the U.S. Court of Appeals for the Second Circuit seeking reversal of the final approval.  On August 25, 2011, the district court, on remand from the U.S. Court of Appeals for the Second Circuit, dismissed the objection by the last remaining putative class member, concluding that he was not a class member. On January 9, 2012, that objector dismissed with prejudice an appeal of the court's dismissal pursuant to a settlement agreement. On November 28, 2011, an objector whose appeals were dismissed by the Second Circuit filed a petition for a writ of certiorari with the U.S. Supreme Court that was rejected as procedurally defective.  On January 17, 2012, the Supreme Court advised the objector that the petition was untimely and should not be resubmitted to the Supreme Court.

Mortgage-Backed Securities ("MBS") Litigation

Merrill Lynch entities and their affiliates have been named as defendants in a number of cases relating to their various roles as issuer, originator, seller, depositor, sponsor, underwriter and/or controlling entity in MBS offerings, pursuant to which the MBS investors were entitled to a portion of the cash flow from the underlying pools of mortgages. These cases generally include actions by individual MBS purchasers. Although the allegations vary by lawsuit, these cases generally allege that the registration statements, prospectuses and prospectus supplements for securities issued by securitization trusts contained material misrepresentations and omissions, in violation of Sections 11, 12 and 15 of the Securities Act of 1933, Sections 10(b) and 20 of the Securities Exchange Act of 1934 and/or state securities laws and other state statutory and common laws.

These cases generally involve allegations of false and misleading statements regarding (i) the process by which the properties that served as collateral for the mortgage loans underlying the MBS were appraised; (ii) the percentage of equity that mortgage borrowers had in their homes; (iii) the borrowers' ability to repay their mortgage loans; (iv) the underwriting practices by which those mortgage loans were originated; (v) the ratings given to the different tranches of MBS by rating agencies; and (vi) the validity of each issuing trusts' title to the mortgage loans comprising the pool for the securitization (collectively, “MBS Claims”). Plaintiffs in these cases generally seek unspecified compensatory damages, unspecified costs and legal fees and, in some instances, seek rescission. A number of other entities (including the National Credit Union Administration) have threatened legal actions against Merrill Lynch and its affiliates concerning MBS offerings.

AIG Litigation

On August 8, 2011, American International Group, Inc. and certain of its affiliates (collectively, “AIG”) filed a complaint in New York Supreme Court, New York County, in a case entitled American International Group, Inc. et al. v. Bank of America Corporation et al. AIG has named, among others, Merrill Lynch and a number of its related entities as defendants. AIG's complaint asserts certain MBS Claims pertaining to 158 MBS offerings and two MBS private placements offerings relating to Merrill Lynch entities, in which AIG alleges that it purchased securities between 2005 and 2007. AIG seeks rescission of its purchases or a rescissory measure of damages or, in the alternative, compensatory damages of not less than $10 billion as to all defendants; punitive damages; and other unspecified relief.  Defendants removed the case to the U.S. District Court for the Southern District of New York, which has denied AIG's motion to remand the case to state court. Plaintiffs are seeking an interlocutory appeal to the U.S. Court of Appeals for the Second Circuit following the district court's certification.

Federal Housing Finance Agency Litigation

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae ("FNMA") and Freddie Mac ("FHLMC"), filed complaints in the U.S. District Court for the Southern District of New York against Bank of America, Merrill Lynch-related entities, and certain current and former officers and directors of these entities. The actions are entitled Federal Housing Finance Agency v. Bank of America Corporation, et al., and Federal Housing Finance Agency v. Merrill Lynch & Co., Inc., et al. The complaints assert certain MBS

Claims relating to MBS issued and/or underwritten by Bank of America, Merrill Lynch and related entities in 23 MBS offerings and in 72 MBS offerings, respectively, between 2005 and 2008 and allegedly purchased by either FNMA or FHLMC. The FHFA seeks among other relief, rescission of the consideration FNMA and FHLMC paid for the securities or alternatively damages allegedly incurred by FNMA and FHLMC. The FHFA also seeks recovery of punitive damages in the Merrill Lynch action.

Federal Home Loan Bank Litigation

On October 15, 2010, the Federal Home Loan Bank of Chicago (“FHLB Chicago”) filed a complaint against MLPF&S and other defendants in Illinois Circuit Court, Cook County, entitled Federal Home Loan Bank of Chicago v. Banc of America Funding Corp., et al. On April 8, 2011, FHLB Chicago filed an amended complaint adding Merrill Lynch Mortgage Investors (“MLMI”) as a defendant. FHLB Chicago's complaint asserts certain MBS Claims arising from FHLB Chicago's alleged purchases from 10 MBS offerings issued and/or underwritten by affiliates of Merrill Lynch in 2005 and 2006 and seeks rescission, unspecified damages and other unspecified relief.

On March 15, 2010, the Federal Home Loan Bank of San Francisco (“FHLB San Francisco”) filed an action in California Superior Court, San Francisco County, entitled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc., et al. FHLB San Francisco asserts certain MBS Claims against MLPF&S in connection with its alleged purchase of five MBS issued in 2005 and 2007 that were underwritten by MLPF&S and seeks rescission and unspecified damages. The plaintiff dismissed its federal law claims with prejudice on August 11, 2011. On September 8, 2011, the court denied the defendants' motions to dismiss the state law claims in this action.

Merrill Lynch MBS Litigation

ML & Co., MLPF&S, MLMI and certain current and former directors of MLMI are named as defendants in a consolidated class action in the U.S. District Court in the Southern District of New York, entitled Public Employees' Ret. System of Mississippi v. Merrill Lynch & Co. Inc. Plaintiffs assert certain MBS Claims in connection with their purchase of MBS. In March 2010, the court dismissed claims related to 65 of 84 offerings with prejudice due to lack of standing as no named plaintiff purchased securities in those offerings. On November 8, 2010, the court dismissed claims related to one additional offering on separate grounds. On December 14, 2011, the court granted preliminary approval of a settlement providing for a payment in an amount not material to Merrill Lynch's results of operations (which amount was fully accrued by Merrill Lynch as of December 31, 2011).

Stichting Pensioenfonds ABP (Merrill Lynch) Litigation

On August 19, 2010, Stichting Pensioenfonds ABP (“ABP”) filed a complaint against Merrill Lynch related entities, and certain current and former directors of MLMI, and certain other defendants, in New York Supreme Court, New York County, entitled Stichting Pensioenfonds v. Merrill Lynch & Co., Inc., et al. The action was removed to the U.S. District Court for the Southern District of New York. ABP's original complaint asserted certain MBS Claims in connection with alleged purchases in thirteen offerings of Merrill Lynch-related MBS issued between 2006 and 2007. On October 12, 2011, ABP filed an amended complaint regarding the same offerings and adding additional federal securities law and state law claims. ABP seeks unspecified compensatory damages, interest and legal fees, or alternatively rescission.

Regulatory Investigations

Merrill Lynch has received a number of subpoenas and other requests for information from regulators and governmental authorities regarding MBS and other mortgage-related matters, including inquiries and investigations related to a number of transactions involving Merrill Lynch's underwriting and issuance of MBS and its participation in certain CDO offerings. These inquiries and investigations include, among others, an investigation by the SEC related to Merrill Lynch's risk control, valuation, structuring, marketing and purchase of CDOs. Merrill

Lynch has provided documents and testimony in and continues to cooperate fully with these inquiries and investigations.

Mediafiction Litigation

In 1999, MLIB acted as manager for a $284 million issuance of notes for an Italian library of movies, backed by the future flow of receivables to such movie rights. Mediafiction S.p.A (“Mediafiction”) was an Italian vehicle appointed by the seller of the receivables arising from the movie rights (Cecchi Gori Group Fin.Ma.Vi. S.p.a. (“Cecchi Gori”)) as the company responsible for collecting payments in connection with the rights to the movies and forwarding the payments to the receivables purchaser MLIB for distribution to note holders.  Mediafiction failed to make the required payments to MLIB and in March 2006, upon an application filed by its sole shareholder Cecchi Gori, was declared bankrupt by the Court of Rome, Italy. On July 18, 2006, MLIB filed an opposition before the Tribunal of the Court of Rome to have its claims recognized in the Mediafiction bankruptcy proceeding for amounts that Mediafiction failed to pay on the notes. Thereafter, Mediafiction filed a counterclaim alleging that the agreement between MLIB and Mediafiction was null and void and seeking return of the payments previously made by Mediafiction to MLIB. In October 2008, the Court of Rome granted Mediafiction's counter claim against MLIB in the amount of $137 million.

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

In February 2009, the Court of Appeals of the Court of Rome delivered an interim judgment suspending MLIB's obligation to pay the amount awarded by the Tribunal of the Court of Rome, pending the appeal.

Region of Puglia, Italy Criminal Investigation

On February 3, 2010, MLI was notified that it is under investigation by the Public Prosecutor in Bari, Puglia, Italy on the grounds that it might be liable for the alleged fraudulent conduct of an employee against the Region of Puglia in connection with (i) a bond issue by the Region of Puglia in 2003 in which MLI acted as lead manager and bookrunner, and a related swap transaction in which MLIB was the counterparty and (ii) a further bond issue by the Region of Puglia in 2004 in which MLI was joint lead manager and bookrunner, and a related restructuring of the original swap transaction (together, the “Transactions”). The alleged fraudulent conduct of the employee involves, among other things, false representations and breach of an alleged duty to act with diligence, fairness and transparency to provide the best terms for the client and to recommend suitable transactions.

On the same date, the MLI Milan Branch was served with an order seeking to attach approximately €73 million, the alleged purpose of which is to freeze assets that could be subject to a confiscation order in the event that MLI is convicted. The Public Prosecutor ordered MLI to appear at a hearing to determine whether MLI should be banned from doing business with Italian public sector entities for a two-year period. An interim disqualification order was also served upon a current employee. In lieu of the seizure order seeking €73 million, MLI paid €64 million into a deposit account under the control of the Public Prosecutor. On July 14, 2010, the Public Prosecutor withdrew his application for a ban on MLI doing business with Italian public sector entities. On September 2, 2011, the Public Prosecutor filed a request with the court for the criminal proceedings against Merrill Lynch's employee and the other named individuals, as well as related claims against MLI and another party, to proceed to a preliminary hearing. On February 9, 2012, MLI, MLIB and the Region of Puglia reached a settlement relating to the Transactions, which came into effect on February 23, 2012. The cost of the settlement is not expected to be material to Merrill Lynch's results of operations (which cost was fully accrued as of December 31, 2011). MLI continues to respond to inquiries and civil proceedings regarding similar transactions.

Rosen Capital Partners LP & Rosen Capital Institutional LP's FINRA Arbitration

On May 28, 2008, two former hedge fund clients of Merrill Lynch Professional Clearing Corporation (“MLPCC”),

Rosen Capital Partners LP and Rosen Capital Institutional LP (collectively, the "Rosen Funds"), filed a statement of claim asserting claims for breach of contract, fraud, and negligence against MLPCC in connection with alleged losses in the fall of 2008. On July 5, 2011, a FINRA panel awarded the Rosen Funds $64 million plus interest at the rate of 9% per year, accruing from October 7, 2008 until the award is paid in full. The Rosen Funds moved to confirm the award in California Superior Court.  On December 23, 2011, the court granted the Rosen Funds' motion to confirm the award.
Commitments
At December 31, 2011, Merrill Lynch’s commitments had the following expirations:

(dollars in millions)
		Commitment expiration
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Lending commitments	$6,898	$1,744	$1,922	$2,899	$333
Purchasing and other commitments	5,305	3,350	858	616	481
Operating leases	2,911	762	1,044	551	554
Commitments to enter into resale and securities borrowing agreements	66,965	66,965	—	—	—
Commitments to enter into repurchase and securities lending agreements	42,010	42,010	—	—	—
Total	$124,089	$114,831	$3,824	$4,066	$1,368

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
Purchasing and Other Commitments
Merrill Lynch had commitments to purchase partnership interests, primarily related to private equity and principal investing activities at December 31, 2011 and December 31, 2010 of $0.3 billion and $0.6 billion, respectively. Merrill Lynch also has entered into agreements with providers of market data, communications, systems consulting, and other office-related services. At December 31, 2011 and December 31, 2010, minimum fee commitments over the remaining life of these agreements totaled $1.5 billion and $1.7 billion, respectively. Merrill Lynch entered into commitments to purchase loans of $2.5 billion, which, upon settlement of the commitment, will be included in trading assets, loans held for investment or loans held for sale at December 31, 2011. Such commitments totaled $2.6 billion at December 31, 2010. Other purchasing commitments amounted to $1.0 billion and $0.8 billion at December 31, 2011 and December 31, 2010, respectively.
In the normal course of business, Merrill Lynch enters into commitments for underwriting transactions. Settlement of these transactions as of December 31, 2011 would not have a material effect on the Consolidated Balance Sheet of Merrill Lynch.
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

At December 31, 2011, future non-cancelable minimum rental commitments are as follows:

(dollars in millions)	Total
2012	$762
2013	663
2014	381
2015	303
2016	248
2017 and thereafter	554
Total	$2,911

Net rent expense for each of the last three years is presented below:

(dollars in millions)
	Year Ended December 31,
	2011	2010	2009
Rent expense	$821	$838	$813
Sublease revenue	(98)	(137)	(153)
Net rent expense	$723	$701	$660

Guarantees
Merrill Lynch issues various guarantees to counterparties in connection with certain transactions. Merrill Lynch’s guarantee arrangements and their expiration at December 31, 2011 are summarized as follows (see Note 6 for information related to derivative financial instruments within the scope of Guarantees Accounting):

(dollars in millions)
	Expiration
	Maximum Payout	Less than 1 year	1-3 years	3-5 years	Over 5 years	Carrying Value
Standby liquidity facilities	$761	$186	$555	$3	$17	$—
Residual value guarantees	320	—	320	—	—	—
Standby letters of credit and other guarantees	429	280	99	31	19	—
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
Residual Value Guarantees
At December 31, 2011, residual value guarantees of $320 million consist of amounts associated with certain power plant facilities. Payments under these guarantees would only be required if the fair value of such assets declined below their guaranteed value. As of December 31, 2011, no payments have been made under these guarantees and the carrying value of the associated liabilities was not material, as Merrill Lynch believes that the estimated fair value of such assets was in excess of their guaranteed value.
Standby Letters of Credit
At December 31, 2011, Merrill Lynch provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $0.4 billion. Payment risk is evaluated based upon historical payment activity.
Representations and Warranties
Background

In prior years, Merrill Lynch and certain of its subsidiaries, including First Franklin Financial Corporation ("First Franklin") sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations (in a limited number of these securitizations, monolines insured all or some of the securities), or in the form of whole loans. Most of the loans sold in the form of whole loans were subsequently pooled into private-label securitizations sponsored by the third-party buyer of the whole loans. In addition, Merrill Lynch and First Franklin securitized first-lien residential mortgage loans generally in the form of mortgage-backed securities guaranteed by the GSEs. In connection with these transactions, Merrill Lynch made various representations and warranties. These representations and warranties, as set forth in the agreements, related to, among other things, the ownership of the loan, the validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, the process used to select the loan for inclusion in a transaction, the loan's compliance with any applicable loan criteria, including underwriting standards, and the loan's compliance with applicable federal, state and local laws. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to the GSEs, whole-loan buyers, securitization trusts or monoline insurers (collectively, “repurchases”). In such cases, Merrill Lynch would be exposed to any credit loss on the repurchased mortgage loans after accounting for any mortgage insurance or mortgage guaranty payments that it may receive.

Subject to the requirements and limitations of the applicable sales and securitization agreements, these representations and warranties can be enforced by the GSEs, the whole-loan buyer, the securitization trustee, or others as governed by the applicable agreement or, in a limited number of first-lien and home equity securitizations where monoline insurers have insured all or some of the securities issued, by the monoline insurer. In the case of loans sold to parties other than the GSEs, the contractual liability to repurchase typically arises only if there is a breach of the representations and warranties that materially and adversely affects the interest of the investor or investors in the loan or of the monoline insurer (as applicable). Contracts with the GSEs do not contain equivalent language. Merrill Lynch believes that the longer a loan performs prior to default, the less likely it is that an alleged breach of representations and warranties had a material impact on the loan's performance. Historically, most demands for repurchase have occurred within the first several years after origination, generally after a loan has defaulted.

Merrill Lynch's credit loss would be reduced by any recourse it may have to organizations (e.g., correspondents) that, in turn, had sold such loans to Merrill Lynch based upon its agreements with these organizations. When a loan is originated by a correspondent or other third party, Merrill Lynch typically has the right to seek a recovery of related repurchase losses from that originator. Many of the correspondent originators of loans in 2004 through 2008 are no longer in business, or are in a weakened condition, and Merrill Lynch's ability to recover on valid claims is therefore impacted, or eliminated accordingly.

The fair value of the obligations to be absorbed under the representations and warranties provided is recorded as an accrued liability when the loans are sold. This liability for probable losses is updated by accruing a representations and warranties provision in Non-interest expenses on the Consolidated Statement of (Loss) Earnings. This is done throughout the life of the loan, as necessary when additional relevant information becomes available.

The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, which include, depending on the counterparty, actual defaults, estimated future defaults, historical loss experience, estimated home prices, other economic conditions, estimated probability that a repurchase claim will be received, consideration of whether presentation thresholds will be met, number of payments made by the borrower prior to default and estimated probability that a loan will be required to be repurchased. Merrill Lynch also considers bulk settlements, including those of its affiliates, when determining its estimated liability for representations and warranties. The estimate of the liability for representations and warranties is based upon currently available information, significant judgment, and a number of factors, including those set forth above, that are subject to change. Changes to any one of these factors could significantly impact the estimate of the liability and could have a material adverse impact on Merrill Lynch's results of operations for any particular period. Given that these factors vary by counterparty, Merrill Lynch analyzes representations and warranties obligations based on the specific counterparty, or type of counterparty, with whom the sale was made.

Merrill Lynch has vigorously contested any request for repurchase when it has concluded that a valid basis for repurchase does not exist and will continue to do so in the future. Merrill Lynch may reach settlements in the future if opportunities arise on terms it believes to be advantageous to Merrill Lynch.

Bank of America BNY Mellon Settlement

On June 28, 2011, Bank of America and certain of its non-Merrill Lynch subsidiaries entered into a settlement agreement (subject to final court approval and certain other conditions) with The Bank of New York Mellon (“BNY Mellon”), as trustee, to resolve, among other claims, all outstanding and potential claims related to alleged representations and warranties breaches (including repurchase claims) with respect to the 525 legacy first-lien and five second-lien non-GSE residential mortgage-backed securitization trusts containing loans principally originated between 2004 and 2008 and for which BNY Mellon acts as trustee or indenture trustee (the “BNY Mellon Settlement”). As a result of the experience gained by Bank of America and certain of its non-Merrill Lynch affiliates in the BNY Mellon Settlement, Merrill Lynch determined that it had sufficient experience to record a $2.7 billion liability for representations and warranties related to its repurchase exposure on private-label securitizations in the year ended December 31, 2011.

Under an order entered by the court in connection with the BNY Mellon Settlement, potentially interested persons had the opportunity to give notice of an intent to object to the settlement (including on the basis that more information was needed) until August 30, 2011. Approximately 44 groups or entities appeared prior to the deadline; two of those groups or entities have subsequently withdrawn from the proceeding and one motion to intervene was denied. Certain of these groups or entities filed notices of intent to object, made motions to intervene or both filed notices of intent to object and made motions to intervene.

An investor opposed to the settlement removed the proceeding to federal court. On October 19, 2011, the federal court denied BNY Mellon's motion to remand the proceeding to state court. BNY Mellon, as well as the investors that have intervened in support of the BNY Mellon Settlement, petitioned to appeal the denial of this motion. On November 4, 2011, the district court entered a written order setting a discovery schedule, and discovery is ongoing. On December 27, 2011, the U.S. Court of Appeals for the Second Circuit accepted the appeal, and stated in an amended scheduling order that, pursuant to statute, it would rule on the appeal by February 27, 2012.

It is not currently possible to predict how many of the parties who have appeared in the court proceeding will ultimately object to the BNY Mellon Settlement, whether the objections will prevent receipt of final court approval or the ultimate outcome of the court approval process, which can include appeals and could take a substantial period of time. In particular, conduct of discovery and the resolution of the objections to the settlement and any appeals could take a substantial period of time and these factors could materially delay the timing of final court approval. Accordingly, it is not possible to predict when the court approval process will be completed.

There can be no assurance that final court approval of the BNY Mellon Settlement will be obtained, that all conditions to the BNY Mellon Settlement will be satisfied or, if certain conditions to the BNY Mellon Settlement permitting withdrawal are met, that Bank of America and certain of its non-Merrill Lynch subsidiaries will not determine to withdraw from the settlement. If final court approval is not obtained or if Bank of America and certain of its non-Merrill Lynch subsidiaries determine to withdraw from the BNY Mellon Settlement in accordance with its terms, although Merrill Lynch is not a party to the proceedings, Merrill Lynch's future representations and warranties losses could be substantially different than existing accruals and the estimated range of possible loss over existing accruals described below.

Outstanding Claims

The table below presents outstanding repurchase claims by counterparty at December 31, 2011 and December 31, 2010.

Outstanding Claims by Counterparty

(dollars in millions)
	December 31,
	2011	2010
GSE'S	$65	$59
Monoline	136	48
Others (1)	1,101	517
Total	$1,302	$624

(1)	The majority of these repurchase claims are from whole-loan buyers of subprime loans or trustees of private-label securitization trusts through which First Franklin sold subprime loans.

Of the $1.3 billion of outstanding claims as of December 31, 2011, Merrill Lynch believes that for $620 million, a valid defect has not been identified which would constitute an actionable breach of representations and warranties. The remaining $682 million of claims are in the process of review.

In 2011, Merrill Lynch received $665 million of new repurchase claims from whole-loan and private-label securitization investors, predominately from private-label securitization trustees received in the fourth quarter of 2011. These claims from private-label securitization trustees are still in the process of being evaluated, although Merrill Lynch believes it is likely that some of the claims will meet the required standards. When a claim has been denied and there has not been communication with the counterparty for six months, Merrill Lynch views these claims as inactive; however, they remain in the unresolved claims balance until resolution.

Cash Settlements

As presented in the table below, Merrill Lynch paid $58 million during both the year ended December 31, 2011 and December 31, 2010 to resolve $62 million and $68 million, respectively, of repurchase claims through repurchase or indemnification payments to investors, resulting in a loss on the related loans at the time of repurchase or indemnification payment of $48 million in both years. Cash paid for loan repurchases includes the unpaid principal balance of the loan plus past due interest. The amount of loss for loan repurchases is reduced by the fair value of the underlying loan collateral. The repurchase of loans and indemnification payments related to repurchase claims generally resulted from material breaches of representations and warranties related to the loans' material compliance with the applicable underwriting standards, including borrower misrepresentation, credit exceptions without sufficient compensating factors and non-compliance with underwriting procedures, although the actual representations and warranties made in a sales transaction and the resulting repurchase and indemnification activity can vary by transaction or investor. A direct relationship between the type of defect that causes the breach of representations and warranties and the severity of the realized loss has not been observed.

(dollars in millions)
	Year Ended December 31,
	2011	2010
Claims resolved (1)	$62	$68

Repurchases	12	13
Indemnification payments	46	45
Total	$58	$58
(1) Represents unpaid principal balance.

Liability for Representations and Warranties

The liability for representations and warranties is included in Interest and other payables on the Consolidated Balance Sheets, and the related provision is included in Non-interest expenses on the Consolidated Statements of (Loss) Earnings. The table below presents a rollforward of the liability for representations and warranties and includes the provisions for non-GSE representation and warranties exposure recorded in the year ended December 31, 2011.

(dollars in millions)
	Year Ended December 31
	2011	2010
Balance, beginning of period	$213	$378
Charge-offs	(97)	(45)
Provision	2,731	(120)
Balance, end of period	$2,847	$213

The liability for representations and warranties is established when those obligations are both probable and reasonably estimable. As noted above, in the year ended December 31, 2011, Merrill Lynch recorded a provision for representations and warranties related to its repurchase exposure on private-label securitizations of $2.7 billion. The representations and warranties provision may vary significantly each period as the methodology used to estimate the expense continues to be refined based on the level and type of repurchase requests presented, defects identified, the latest experience gained on repurchase requests and other relevant facts and circumstances.

Estimated Range of Possible Loss

Non-GSE Counterparties

Merrill Lynch believes it is probable that additional claimants in certain types of securitizations may come forward with credible claims that meet the requirements of the terms of the securitizations. As a result of the BNY Mellon Settlement in the second quarter of 2011, Merrill Lynch determined that it had sufficient experience to record a liability related to its exposure on certain private-label securitizations. Merrill Lynch believes that with the additional $2.7 billion non-GSE representations and warranties provision recorded in the year ended December 31, 2011, it has provided for a substantial portion of its non-GSE representations and warranties exposures.

However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. In addition, the BNY Mellon Settlement did not provide sufficient experience related to certain private-label securitizations sponsored by third-party whole-loan investors. As it relates to certain private-label securitizations sponsored by third-party whole-loan investors and certain whole loan sales, it is not possible to determine whether a loss has occurred or is probable and, therefore, no representations and warranties liability has been recorded in connection with these transactions. Merrill Lynch currently estimates that the range of possible loss from non-GSE representations and warranties exposure as of December 31, 2011 could be up to $0.5 billion over existing accruals. This estimate of the range of possible loss for non-GSE representations and warranties does not represent a probable loss, is based on currently available information, significant judgment, and a number of assumptions, including those set forth below, that are subject to change.

The methodology used to estimate the non-GSE representations and warranties liability and the corresponding range of possible loss considers a variety of factors including Merrill Lynch's experience related to actual defaults, projected future defaults, historical loss experience, estimated home prices, other economic conditions and the experience of Merrill Lynch's affiliates. Among the factors that impact the non-GSE representations and warranties liability and the corresponding range of possible loss are: (1) contractual material adverse effect requirements, (2) the representations and warranties provided, and (3) the requirement to meet certain presentation thresholds. The first factor is based on Merrill Lynch's belief that a non-GSE contractual liability to repurchase a loan generally arises only if the counterparties prove there is a breach of representations and warranties that materially and adversely affects the interest of the investor or all investors, or of the monoline insurer (as applicable), in a securitization trust and, accordingly, Merrill Lynch believes that the repurchase claimants must prove that the alleged representations and warranties breach was the cause of the loss. The second factor is related to the fact that non-GSE securitizations include different types of representations and warranties than those provided to the GSEs. Merrill Lynch believes the non-GSE securitizations' representations and warranties are less rigorous and actionable than the explicit provisions of comparable agreements with the GSEs without regard to any variations that may have arisen as a result of dealings with the GSEs. The third factor is related to the fact that certain presentation thresholds need to be met in order for any repurchase claim to be asserted on the initiative of investors under the non-GSE agreements. A securitization trustee may investigate or demand repurchase on its own action, and most agreements contain a threshold, for example 25% of the voting rights per trust, that allows investors to declare a servicing event of default under certain circumstances or to request certain action, such as requesting loan files, that the trustee may choose to accept and follow, exempt from liability, provided the trustee is acting in good faith. If there is an uncured servicing event of default, and the trustee fails to bring suit during a 60-day period, then, under most agreements, investors may file suit. In addition to this, most agreements also allow investors to direct the securitization trustee to investigate loan files or demand the repurchase of loans, if security holders hold a specified percentage, for example, 25%, of the voting rights of each tranche of the outstanding securities.

Although Merrill Lynch continues to believe that presentation thresholds are a factor in the determination of probable loss, given the BNY Mellon Settlement, the estimated range of possible loss assumes that the presentation threshold can be met for all of the non-GSE securitization transactions.

In addition, in the case of private-label securitizations, the methodology used to estimate the non-GSE representations and warranties liability and the corresponding range of possible loss considers the experience resulting from the BNY Mellon Settlement and assumes that the conditions to the BNY Mellon Settlement will be satisfied. Since the non-GSE transactions that were included in the BNY Mellon Settlement differ from those that were not included in the BNY Mellon Settlement, Merrill Lynch adjusted the experience implied in the settlement in order to determine the estimated non-GSE representations and warranties liability and corresponding range of possible loss. The judgmental adjustments made include consideration of the differences in the mix of products in the securitizations, loan originator, likelihood of claims differences, the differences in the number of payments that the borrower has made prior to default, and the sponsor of the securitization.

Future provisions and/or ranges of possible loss for non-GSE representations and warranties may be significantly impacted if actual experiences are different from Merrill Lynch's assumptions in its predictive models, including, without limitation, those regarding the ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, economic conditions, home prices, consumer and counterparty behavior, and a variety of judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or this range of possible loss estimate. For example, if courts were to disagree with Merrill Lynch's interpretation that the underlying agreements require a claimant to prove that the representations and warranties breach was the cause of the loss, it could significantly impact this estimated range of possible loss. Additionally, if recent court rulings related to monoline litigation, including one related to an affiliate of Merrill Lynch, that have allowed sampling of loan files instead of requiring a loan-by-loan review to determine if a representations and warranties breach has occurred are followed generally by the courts, private-label securitization investors may view litigation as a more attractive alternative as compared to a loan-by-loan review. Finally, although Merrill Lynch believes that the representations and warranties typically given in non-GSE transactions are less rigorous and actionable than those given in GSE transactions, Merrill Lynch does not have significant loan-level experience in non-GSE transactions to measure the impact of these differences on the probability that a loan will be required to be repurchased.

The liability for obligations under representations and warranties with respect to GSE and non-GSE exposures and the corresponding estimated range of possible loss for non-GSE representations and warranties exposures do not include any losses related to litigation matters disclosed herein, nor do they include any potential securities law or fraud claims or potential indemnity or other claims against Merrill Lynch. Merrill Lynch is not able to reasonably estimate the amount of any possible loss with respect to any such securities law (except to the extent reflected in the aggregate range of possible loss for litigation and regulatory matters disclosed herein), fraud or other claims against Merrill Lynch; however, such loss could be material.

Whole Loan Sales and Private-label Securitizations Experience

The majority of repurchase claims that Merrill Lynch has received are from third-party whole loan investors by ML & Co.'s subsidiary, First Franklin. In connection with those transactions, Merrill Lynch provided representations and warranties, and the whole loan investors may retain those rights even when the loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. Merrill Lynch reviews properly presented repurchase claims for these whole loans on a loan-by-loan basis. If, after Merrill Lynch's review, it does not believe a claim is valid, it will deny the claim and generally indicate a reason for the denial. When the counterparty agrees with Merrill Lynch's denial of the claim, the counterparty may rescind the claim. When there is disagreement as to the resolution of the claim, meaningful dialogue and negotiation between the parties is generally necessary to reach conclusion on an individual claim. Generally, a whole loan sale claimant is engaged in the repurchase process and Merrill Lynch and the claimant reach resolution, either through loan-by-loan negotiation or at times, through a bulk settlement. Although the timeline for resolution varies, once an actionable breach is identified on a given loan, settlement is generally reached as to that loan within 60 to 90 days. When a claim has been denied and Merrill Lynch does not have communication with the counterparty for six months, Merrill Lynch views these claims as inactive; however, they remain in the outstanding claims balance until resolution.

Merrill Lynch and its affiliates have limited experience with loan-level private-label securitization repurchases as the number of valid repurchase claims received has been limited, although the dollar amount of claims increased in the fourth quarter of 2011. In 2011, Merrill Lynch received $665 million of new repurchase claims from whole-loan and private-label securitization investors, predominately from private-label securitization trustees received in the fourth quarter of 2011. In addition, there has been an increase in requests for loan files from private-label securitization trustees. Merrill Lynch believes it is likely that these requests will lead to an increase in repurchase claims from private-label securitization trustees that meet the required standards. In private-label securitizations, certain presentation thresholds need to be met in order for any repurchase claim to be asserted by investors. The representations and warranties, as governed by the private-label securitization agreements, generally require that counterparties have the ability to both assert a claim and actually prove that a loan has an actionable defect under the applicable contracts. While Merrill Lynch believes the agreements for private-label securitizations generally contain less rigorous representations and warranties and place higher burdens on investors seeking repurchases than the explicit provisions of comparable agreements with the GSEs without regard to any variations that may have arisen as a result of the dealings with the GSEs, the agreements generally include a representation that underwriting practices were prudent and customary.
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
In connection with certain European mergers and acquisition transactions, Merrill Lynch, in its capacity as financial advisor, in some cases may be required by law to provide a guarantee that the acquiring entity has or can obtain or issue sufficient funds or securities to complete the transaction. These arrangements are short-term in nature, extending from the commencement of the offer through the termination or closing. Where guarantees are required or implied by law, Merrill Lynch engages in a credit review of the acquirer, obtains indemnification and requests other contractual protections where appropriate. Merrill Lynch’s maximum liability equals the required funding for each transaction and varies throughout the year depending upon the size and number of open transactions. Based on the review procedures performed, Merrill Lynch believes the likelihood of being required to pay under these arrangements is remote. Accordingly, no liability is recorded in the Consolidated Balance Sheets for these transactions.
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

Merrill Lynch provides pension and other postretirement benefits to its employees worldwide through sponsorship of defined contribution pension, defined benefit pension and other postretirement plans. These plans vary based on the country and local practices.

Effective with the acquisition of Merrill Lynch by Bank of America on January 1, 2009, the Bank of America Corporation Corporate Benefits Committee assumed overall responsibility for the administration of all of Merrill Lynch's employee benefit plans. Merrill Lynch continues as the plan sponsor.

Bank of America maintains certain qualified retirement and defined contribution plans covering full-time, salaried employees and certain part-time employees. Effective January 1, 2010, the U.S. Merrill Lynch plans were closed to new participants, with certain exceptions. Eligible Merrill Lynch employees newly hired on or after January 1, 2010 participated in the Bank of America plans with certain exceptions. Employees of certain non-U.S. subsidiaries continued to participate in the various local plans.

In connection with a redesign of its retirement plans, Bank of America announced that after the end of 2011, it will freeze benefits earned in its Qualified Pension Plans effective June 30, 2012. Bank of America will continue to offer retirement benefits through its defined contribution plans and will increase its contributions to certain of these plans.

Merrill Lynch accounts for its defined benefit pension plans and postretirement benefit plans in accordance with ASC 715-20-50, Compensation-Retirement Benefits, Defined Benefit Plans-General (“Defined Benefit Plan Accounting”). Postemployment benefits are accounted for in accordance with ASC 712, Compensation-Nonretirement Postemployment Benefits.

Defined Benefit Plan Accounting requires the recognition of a plan's overfunded or underfunded status as an asset or liability, measured as the difference between the fair value of plan assets and the benefit obligation, with an offsetting adjustment to accumulated other comprehensive income (loss). Defined Benefit Plan Accounting also requires the determination of the fair values of a plan's assets at a company's year-end and recognition of actuarial gains and losses, prior service costs or credits, and transition assets and obligations as a component of accumulated other comprehensive income (loss).
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

Merrill Lynch contributed approximately $240 million, $228 million and $211 million in the years ended December 31, 2011, 2010 and 2009, respectively, in cash to the U.S. defined contribution pension plans. Merrill Lynch contributed approximately $97 million, $81 million and $69 million in the years ended December 31, 2011, 2010 and 2009, respectively, in cash to the non-U.S. defined contribution pension plans.

Defined Benefit Pension Plans

In 1988, Merrill Lynch purchased a group annuity contract that guarantees the payment of benefits vested under a U.S. defined benefit pension plan that was terminated (the “U.S. terminated pension plan”) in accordance with the applicable provisions of ERISA. At December 31, 2011 and 2010, a substantial portion of the assets supporting the annuity contract were invested in U.S. Government and agency securities. Merrill Lynch, under a supplemental agreement, may be responsible for, or benefit from, actual experience and investment performance of the annuity assets. Merrill Lynch may be required to contribute toward this agreement in 2012. Merrill Lynch also maintains supplemental defined benefit pension plans (i.e., plans not subject to Title IV of ERISA) for certain U.S. participants. Merrill Lynch expects to pay $1 million of benefit payments to participants in the U.S. non-qualified pension plans in 2012.

Employees of certain non-U.S. subsidiaries participate in various local defined benefit pension plans. These plans provide benefits that are generally based on years of credited service and a percentage of the employee's eligible compensation during the final years of employment. Merrill Lynch's funding policy has been to contribute annually at least the amount necessary to satisfy local funding standards. Merrill Lynch currently expects to contribute $83 million to its non-U.S. pension plans in 2012.
Postretirement Benefits Other Than Pensions

Merrill Lynch provides health insurance benefits to eligible retired employees and dependents under the Bank of America Group Benefits Program. The Program covers substantially all U.S. employees who have met age and service requirements. The health care coverage is contributory, with certain retiree contributions adjusted periodically. The accounting for costs of health care benefits for most eligible employees anticipates future changes in cost-sharing provisions. Merrill Lynch also sponsors similar plans that provide health care benefits to retired employees of certain non-U.S. subsidiaries. As of December 31, 2011 and 2010, none of these plans had been funded. Merrill Lynch currently expects to pay $20 million of benefit payments to participants in these plans in 2012.

Merrill Lynch Defined Benefit Pension and Postretirement Plans

The following table provides a summary of the changes in the plans' benefit obligations, fair value of plan assets, and funded status, for the years ended December 31, 2011 and December 31, 2010, and amounts recognized in the Consolidated Balance Sheets at December 31, 2011 and 2010 for Merrill Lynch's U.S. and non-U.S. defined benefit pension and postretirement benefit plans.

(dollars in millions)
	U.S. Defined Benefit Pension Plans		Non-U.S. Defined Benefit Pension Plans(1)		Total Defined Benefit Pension Plans		Postretirement Plans(2)
	2011	2010	2011	2010	2011	2010	2011	2010
Change in fair value of plan assets
Fair value, January 1	$2,687	$2,533	$1,472	$1,312	$4,159	$3,845	$—	$—
Actual return on plan assets	493	272	264	157	757	429	—	—
Contributions	1	1	89	84	90	85	11	13
Benefits paid	(122)	(119)	(52)	(55)	(174)	(174)	(11)	(13)
Plan transfers(3)	—	—	10	—	10	—	—	—
Foreign currency exchange rate changes	—	—	(15)	(26)	(15)	(26)	—	—
Fair value, December 31	3,059	2,687	1,768	1,472	4,827	4,159	—	—
Change in projected benefit obligation
Projected benefit obligation, January 1	1,885	1,711	1,624	1,518	3,509	3,229	315	248
Service cost	—	—	40	30	40	30	4	3
Interest cost	96	101	84	79	180	180	15	17
Plan participant contributions	—	—	3	2	3	2	—	—
Plan amendments	—	—	2	2	2	2	(21)	64
Actuarial loss (gain)	111	192	(36)	78	75	270	10	(4)
Benefits paid	(122)	(119)	(52)	(55)	(174)	(174)	(11)	(13)
Plan transfers(3)	—	—	15	—	15	—	—	—
Foreign currency exchange rate changes	—	—	(8)	(30)	(8)	(30)	—	—
Projected benefit obligation, December 31	1,970	1,885	1,672	1,624	3,642	3,509	312	315
Amount recognized, December 31	$1,089	$802	$96	$(152)	$1,185	$650	$(312)	$(315)
Funded status, December 31	$1,089	$802	$96	$(152)	$1,185	$650	$(312)	$(315)
Weighted average assumptions, December 31
Discount rate	4.7%	5.3%	4.8%	5.3%			4.7%	5.2%
Rate of compensation increase	N/A	N/A	4.5	4.9			N/A	N/A
Healthcare cost trend rates:(4)
Initial	N/A	N/A	N/A	N/A			8.0	7.6
Long-term	N/A	N/A	N/A	N/A			5.0	5.0

(1)	Primarily represents the U.K. pension plan, which accounts for 69% of the benefit obligation and 84% of the fair value of plan assets at December 31, 2011.

(2)	Approximately 93% of the postretirement benefit obligation at December 31, 2011 relates to the U.S. postretirement plan.

(3)	Plan transfers resulted from employee transfers to and from Merrill Lynch and non-Merrill Lynch subsidiaries of Bank of America.

(4)	The healthcare cost trend rate is assumed to decrease gradually through 2019 and remain constant thereafter.
N/A Not applicable
The accumulated benefit obligation (“ABO”) for all defined benefit pension plans was $3.6 billion and $3.4 billion at December 31, 2011 and 2010, respectively.

Amounts recognized in the Consolidated Balance Sheet at December 31, 2011 and 2010 were as follows:

(dollars in millions)
	U.S. Defined Benefit Pension Plans		Non-U.S. Defined Benefit Pension Plans		Total Defined Benefit Pension Plans		Postretirement Plans
	2011	2010	2011	2010	2011	2010	2011	2010
Other assets	$1,096	$809	$318	$32	$1,414	$841	$—	$—
Accrued expenses and other liabilities	(7)	(7)	(222)	(184)	(229)	(191)	(312)	(315)
Net amount recognized at December 31	$1,089	$802	$96	$(152)	$1,185	$650	$(312)	$(315)

The projected benefit obligation (“PBO”), ABO, and fair value of plan assets for pension plans with ABO and PBO in excess of plan assets as of December 31, 2011 and 2010 are presented in the tables below. These plans primarily represent U.S. supplemental plans not subject to ERISA or non-U.S. plans where funding strategies vary due to legal requirements and local practices.

(dollars in millions)
	U.S. Defined Benefit Pension Plans		Non-U.S. Defined Benefit Pension Plans		Total Defined Benefit Pension Plans
	2011	2010	2011	2010	2011	2010
Plans with ABO in excess of plan asset
PBO	$7	$8	$512	$249	$519	$257
ABO	7	8	482	242	489	250
Fair value of plan assets	—	—	289	106	289	106
Plans with PBO in excess of plan assets
PBO	$7	$8	$512	$414	$519	$422
Fair value of plan assets	—	—	289	230	289	230

Amounts recognized in accumulated other comprehensive loss, pre-tax, at December 31, 2011 consisted of:

(dollars in millions)
	U.S. Defined Benefit Pension Plans	Non-U.S. Defined Benefit Pension Plans	Total Defined Benefit Pension Plans	Postretirement Plans
Actuarial loss (gain)	$555	$(209)	$346	$16
Prior service cost	—	3	3	32
Total	$555	$(206)	$349	$48

Total pension plan net periodic benefit (income) cost for the years ended December 31, 2011, 2010 and 2009 included the following components:

(dollars in millions)
	U.S. Pension			Non-U.S. Pension			Total Pension
	Plans			Plans			Plans
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Components of net periodic benefit (income) cost
Service cost(1)	$—	$—	$—	$40	$30	$30	$40	$30	$30
Interest cost	96	101	98	84	79	76	180	180	174
Expected return on plan assets	(141)	(138)	(148)	(104)	(88)	(74)	(245)	(226)	(222)
Amortization of losses, prior service costs and other	5	5	—	—	—	—	5	5	—
Recognized gain due to settlements and curtailments	—	—	—	—	—	(2)	—	—	(2)
Net periodic benefit (income) cost	$(40)	$(32)	$(50)	$20	$21	$30	$(20)	$(11)	$(20)
Weighted average assumptions used to determine net cost for years ended December 31
Discount rate	5.3%	5.8%	6.0%	5.3%	5.4%	5.6%
Expected return on plan assets	5.3	5.3	5.3	6.8	6.8	6.8
Rate of compensation increase	N/A	N/A	N/A	4.9	4.7	4.6

(1)	The U.S. plan was terminated in 1988 and thus does not incur service costs.
N/A Not applicable
Total postretirement plan net periodic benefit cost for the years ended December 31, 2011, 2010 and 2009 included the following components:

(dollars in millions)
	Postretirement
	Plans
	2011	2010	2009
Components of net periodic benefit cost
Service cost	$4	$3	$4
Interest cost	15	17	13
Amortization of losses, prior service
costs and other	8	10	1
Net periodic benefit cost	$27	$30	$18
Weighted average assumptions used to determine net cost for years ended December 31
Discount rate	5.2%	5.8%	6.0%
Healthcare cost trend rates:
Initial	7.6	8.1	8.1
Long-term	5.0	5.0	5.0

The net actuarial losses represent changes in the amount of either the projected benefit obligation or plan assets resulting from actual experience being different than that assumed and from changes in assumptions. Gains and losses for all benefits except the postretirement plans are recognized in accordance with standard amortization provisions of the applicable accounting standards. For the postretirement plans, 50% of the unrecognized gain or loss at the beginning of the fiscal year (or at subsequent remeasurement) is recognized on a level basis during the year. The estimated net actuarial loss for the postretirement plans that will be recorded into expense over the next fiscal year is approximately $9 million. There is no expected amortization for the defined benefit pension plans over the next fiscal year.
Plan Assumptions

The discount rate assumption used in determining the benefit obligation for the defined benefit pension plans and postretirement plans is based on a cash flow matching technique and is subject to change each year. This technique utilizes yield curves that are based upon Aa-rated corporate bonds with cash flows that match estimated benefit payments of each of the plans to produce the discount rate assumptions. The asset valuation method for the U.S. defined benefit pension plans recognizes 60% of the prior year's market gains and losses at the next measurement date, with the remaining 40% spread equally over the subsequent four years. The asset valuation method for the non-U.S. defined benefit pension plans uses the fair market value as of the measurement date.

The expected return on asset assumption was developed through analysis of historical market and asset returns, historical asset class volatility and correlations, current market conditions, anticipated future asset allocations, and expectations on potential future market returns. The expected return on asset assumption represents a long-term view of the assets in the defined benefit pension plans, a return that may or may not be achieved during one calendar year. The U.S. terminated pension plan, which represents approximately 63% of Merrill Lynch's total pension plan assets as of December 31, 2011, is solely invested in a group annuity contract which is currently 100% invested in fixed income securities. The expected return on asset assumption on the non-U.S. pension plans reflects the weighted average long-term return assumption across all funded non-U.S. Plans. Although Merrill Lynch's pension and postretirement benefit plans can be sensitive to changes in the discount rate, it is expected that a 25 basis point rate reduction would not have a material impact on the U.S. or the U.K. defined benefit plan expenses for 2012. Such a change would increase the U.S. and U.K. defined benefit plan obligations at December 31, 2011 by $55 million and $65 million, respectively. A 25 basis point decline in the expected rate of return for the U.S. defined benefit pension plan and the U.K. pension plan would result in an expense increase for 2012 of approximately $7 million and $4 million, respectively.

A one percent change in the assumed healthcare cost trend rate would have the following effects on the amounts reported for the postretirement plans:

(dollars in millions)
	1% Increase		1% Decrease
	2011	2010	2011	2010
Effect on:
Other postretirement benefits cost	$2	$2	$(2)	$(2)
Accumulated benefit obligation	29	30	(25)	(27)
Investment Strategy and Asset Allocation

The U.S. terminated pension plan asset portfolio is structured such that the asset maturities match the duration of the plan's obligations. Consistent with the plan termination in 1988, the annuity contract and the supplemental agreement, the asset portfolio's investment objective calls for a concentration in fixed income securities, the majority of which have investment grade ratings.

The assets of the U.K. pension plan are invested prudently so that the benefits promised to members are provided, considering the nature and the duration of the plan's liabilities. The current planned investment strategy was set following an asset-liability study and advice from the Trustees' investment advisors. The asset allocation strategy selected is designed to achieve a higher return than the lowest risk strategy while maintaining a prudent approach to meeting the plan's liabilities. As a risk control measure, a series of interest rate and inflation risk swaps have been executed covering approximately 100% of the plan's assets.

The pension plan target allocations for 2012 by asset category are shown below. The Merrill Lynch postretirement benefit plans are not funded and do not hold assets for investment.

Defined Benefit Pension Plans
	U.S. Plan	Non-U.S. Plans
2012 Target Allocation
Debt securities	100%	10-60%
Equity securities	—	25-75%
Real estate	—	0-15%
Other(1)	—	5-40%

(1)	Other consists primarily of alternative investments, private equity investments, swaps and real property.
Fair Value Measurements
For information on fair value measurements, including descriptions of Level 1, 2, and 3 of the fair value hierarchy and the valuation methods employed by Merrill Lynch, see Note 1 and Note 4.

Plan assets measured at fair value by level and in total at December 31, 2011 and 2010 are summarized in the tables below:

(dollars in millions)
	December 31, 2011
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Cash and short-term investments
Money market and interest bearing cash	$190	$—	$—	$190
Fixed Income
U.S. Government and government agency obligations	432	2,085	13	2,530
Corporate debt securities	—	132	—	132
Asset-backed securities	—	399	—	399
Non-U.S. debt securities	20	153	—	173
Fixed income commingled/mutual funds	46	104	—	150
Equity
Common and preferred equity securities	84	—	—	84
Equity commingled/mutual funds	28	327	—	355
Real estate commingled/mutual funds	—	11	69	80
Limited partnerships	—	5	176	181
Other investments(1)	—	553	—	553
Total plan investment assets, at fair value	$800	$3,769	$258	$4,827

(1)	Other investments includes swaps of $465 million and commodity and balanced funds of $88 million.

(dollars in millions)
	December 31, 2010
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Cash and short-term investments
Money market and interest bearing cash	$202	$—	$—	$202
Fixed Income
U.S. Government and government agency obligations	15	1,984	14	2,013
Corporate debt securities	—	197	—	197
Asset-backed securities	—	479	—	479
Non-U.S. debt securities	10	107	—	117
Fixed income commingled/mutual funds	42	106	—	148
Equity
Common and preferred equity securities	114	—	—	114
Equity commingled/mutual funds	—	398	—	398
Public real estate investment trusts	—	9	—	9
Real estate commingled/mutual funds	—	2	65	67
Limited partnerships	—	5	175	180
Other investments(1)	—	235	—	235
Total plan investment assets, at fair value	$383	$3,522	$254	$4,159

(1)	Other investments includes swaps of $198 million, commodity and balanced funds of $13 million and various other investments of $24 million.
The tables below presents a reconciliation of all plan assets measured at fair value using significant unobservable inputs (Level 3) during the years ended December 31, 2011, 2010 and 2009.

(dollars in millions)
Year Ended December 31, 2011
	Balance January 1, 2011	Actual Return on Plan Assets Still Held at the Reporting Date	Purchases	Sales and Settlements	Transfers Into/(Out of) Level 3	Balance December 31, 2011
U.S. Government and government agency securities	$14	$(1)	$—	$—	$—	$13
Real estate commingled/mutual funds	65	1	4	(1)	—	69
Limited partnerships	175	(7)	13	(5)	—	176
Totals	$254	$(7)	$17	$(6)	$—	$258

(dollars in millions)
Year Ended December 31, 2010
	Balance January 1, 2010	Actual Return on Plan Assets Still Held at the Reporting Date	Purchases	Sales and Settlements	Transfers Into/(Out of) Level 3	Balance December 31, 2010
U.S. Government and government agency securities	$—	$—	$—	$—	$14	$14
Real estate commingled/mutual funds	45	(5)	25	—	—	65
Limited partnerships	111	10	2	—	52	175
Other investments	110	—	—	—	(110)	—
Totals	$266	$5	$27	$—	$(44)	$254

(dollars in millions)
Year Ended December 31, 2009
	Balance January 1, 2009	Actual Return on Plan Assets Still Held at the Reporting Date	Purchases	Sales and Settlements	Transfers Into/(Out of) Level 3	Balance December 31, 2009
Real estate commingled/mutual funds	$49	$(5)	$1	$—	$—	$45
Limited partnerships	65	9	41	(4)	—	111
Other investments	214	(104)	—	—	—	110
Totals	$328	$(100)	$42	$(4)	$—	$266

Estimated Future Benefit Payments
Expected benefit payments associated with Merrill Lynch’s defined benefit pension and postretirement plans for the next five years and in the aggregate for the five years thereafter are as follows:

(dollars in millions)
	Defined Benefit Pension Plans			Postretirement Plans(3)
	U.S.(1)	Non-U.S.(2)	Total	Gross Payments	Medicare Subsidy	Net Payments
2012	$128	$56	$184	$23	$(3)	$20
2013	136	58	194	25	(3)	22
2014	139	59	198	26	(3)	23
2015	142	60	202	27	(3)	24
2016	143	62	205	27	(3)	24
2017 through 2021	718	328	1,046	142	(17)	125

(1)	The U.S. defined benefit pension plan payments are primarily funded under the terminated plan annuity contract.

(2)	The U.K., Swiss and Japan pension plans payments represent approximately 51%, 13% and 22%, respectively, of the non-U.S. 2012 expected defined benefit pension payments.

(3)	The U.S. postretirement plan payments, net of Medicare subsidy, represent approximately 95% of the total 2012 expected postretirement benefit payments.
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
The total pre-tax compensation cost recognized in earnings for share-based compensation plans for the years ended December 31, 2011, 2010 and 2009 was $1.9 billion, $1.5 billion and $1.4 billion, respectively. Total related tax benefits recognized in earnings for share-based payment compensation plans for the years ended December 31, 2011, 2010 and 2009 were $0.6 billion, $0.5 billion and $0.5 billion, respectively.
Bank of America issued approximately 89 million immediately tradable shares of Bank of America common stock, or $0.7 billion (after-tax) to certain employees of Merrill Lynch in February 2012 in lieu of a portion of their 2011 year-end cash incentive.
Below is a description of Merrill Lynch's share-based payment compensation plans.
Equity Compensation Plans
Prior to 2009, the Long-Term Incentive Compensation Plans (“LTIC Plans”) and the Equity Capital Accumulation Plan (“ECAP”) provided for grants of equity and equity-related instruments to certain employees. LTIC Plans consist of the Long-Term Incentive Compensation Plan, used for grants to executive officers, and the Long-Term Incentive Compensation Plan for Managers and Producers, a broad-based plan. LTIC Plans provided for the issuance of restricted shares, restricted units, and non-qualified stock options, as well as incentive stock options, performance shares, performance units, performance options, stock appreciation rights, and other securities of Merrill Lynch. The ECAP provided for the issuance of restricted shares, as well as performance shares. The ECAP was terminated in 2008 and its shares were rolled into the ESCP. Upon Bank of America's acquisition of Merrill Lynch on January 1, 2009, the LTIC Plans were frozen.
The ESCP was amended at the time of the Bank of America acquisition to provide for the issuance of Bank of America common stock. The ESCP covers employees who were salaried key employees of Merrill Lynch immediately prior to the effective date of the Bank of America acquisition, other than executive officers. Under the ESCP, Bank of America may award restricted shares, restricted units, non-qualified stock options and stock appreciation rights. Awards of restricted shares and restricted units are subject to a vesting schedule specified in the grant documentation. Bank of America granted approximately 8 million restricted stock unit awards to certain

Merrill Lynch employees in 2011 under the ESCP, which generally vest in three equal annual installments beginning one year from the grant date. There were no shares granted under this plan during 2010. Awards granted in 2009 generally vest in three annual installments beginning one year from the grant date, and awards granted prior to 2009 generally vest in four equal annual installments beginning one year from the grant date. As of December 31, 2011, there were approximately 85 million shares available under the ESCP for future awards. Shares that are canceled, forfeited, or settled in cash from the frozen Merrill Lynch Long-Term Incentive Compensation Plan for Managers and Producers will become available for grant under the ESCP.

Bank of America shareholders approved the KASP to be effective January 1, 2003. Awards to Merrill Lynch employees may also be made under the KASP effective as of January 1, 2009. In 2011, Bank of America issued approximately 89 million restricted stock and restricted stock unit awards to certain Merrill Lynch employees under the KASP. Restricted stock awards generally vest in three equal annual installments beginning one year from the grant date, with the exception of certain awards to financial advisors that vest eight years from grant date, certain awards of restricted stock that were vested on the grant date but were released from restriction after 6 months, and certain awards which will vest subject to the attainment of specified performance goals. Shares that are canceled, forfeited, or settled in cash from the frozen Merrill Lynch Long Term Incentive Compensation Plan and Financial Advisor Capital Accumulation Award Plans (discussed below) will become available to grant under the KASP.

Restricted Shares and Units
Restricted shares are shares of Bank of America common stock carrying voting and dividend rights. A restricted unit is deemed equivalent in fair market value to one share of common stock. Awards of restricted units may be settled in shares of common stock or cash. Recipients of restricted unit awards may receive cash payments equivalent to dividends. The following table presents the activity of the restricted stock/unit awards that were granted as stock settled awards during 2011:

	Restricted Shares/Units	Weighted Average Fair Value Per Share
Outstanding at January 1, 2011	147,389,107	$12.76
Granted — 2011	96,757,994	14.45
Paid, forfeited, or released from contingencies	(69,264,234)	14.14
Transfers in(1)	6,279,953	15.86
Transfers out(1)	(3,677,714)	10.63
Outstanding at December 31, 2011	177,485,106	13.29

(1) Transfers in and transfers out resulted from employee transfers to and from Merrill Lynch and non-Merrill Lynch subsidiaries of Bank of America.
The total fair value of restricted shares and units granted to retirement-eligible employees, or for which service criteria were satisfied during 2011, was approximately $511 million. The total fair value of restricted shares and units delivered during 2011 was approximately $832 million. The fair value of restricted shares and units was determined based on the price of Bank of America common stock at the date of grant.
As of December 31, 2011, there was $867 million of total unrecognized compensation cost related to non-vested share-based payment compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.2 years. In 2011, the amount of cash used to settle equity instruments was $334 million.
Stock compensation accounting requires the immediate expensing of share-based payment awards granted or modified to retirement-eligible employees, including awards that are subject to non-compete provisions. The above activity includes awards with or without a future service requirement, as follows:

	No Future Service Required		Future Service Required
	Shares/Units	Weighted Avg Grant Price	Shares/Units	Weighted Avg Grant Price
Outstanding at January 1, 2011	76,523,841	$11.69	70,865,266	$13.91
Granted — includes net transfers	20,585,491	18.53	78,774,742	13.67
Paid, forfeited, or released from contingencies	(26,233,523)	14.03	(43,030,711)	14.21
Service criteria satisfied(1)	7,933,016	16.36	(7,933,016)	16.36
Outstanding at December 31, 2011	78,808,825	13.18	98,676,281	13.39

(1)	Represents awards granted prior to 2011 for which employees attained retirement-eligibility or for which service criteria were satisfied during 2011.
Stock Appreciation Rights and Non-Qualified Stock Options
The activity for non-qualified stock options and stock appreciation rights under LTIC Plans for the year ended December 31, 2011 is presented below:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding, end of 2010	86,481,385	$64.86
Granted — 2011	—	—
Exercised	—	—
Forfeited	(28,625,894)	82.07
Transfers in(1)	5,232,651	41.07
Transfers out(1)	(2,909,439)	66.33
Outstanding, end of 2011	60,178,703	54.53
Exercisable, end of 2011	60,169,968	54.53

(1) Transfers in and transfers out resulted from employee transfers to and from Merrill Lynch and non-Merrill Lynch subsidiaries of Bank of America.
All options and stock appreciation rights outstanding as of December 31, 2011 are fully vested or expected to vest.
At December 31, 2011, the weighted-average remaining contractual terms for options outstanding was 1.9 years and for options exercisable was 1.7 years.
There were no stock options granted in the years ended December 31, 2011, 2010 and 2009.
Proceeds from the exercise of stock options were not significant in the years ended December 31, 2011, 2010 and 2009.
The total intrinsic value of options exercised in the years ended December 31, 2011, 2010 and 2009 was not significant. As of December 31, 2011, 2010 and 2009, the total intrinsic value of options outstanding and exercisable was zero.
Employee Stock Purchase Plan (“ESPP”)

The ESPP allows eligible associates to invest from one percent to 10 percent of eligible compensation to purchase Bank of America's common stock, subject to legal limits. Purchases were made at a discount of up to five percent of the average high and low market price on the relevant purchase date and the maximum annual contribution per employee was $23,750 in 2011. Approximately 107 million shares were authorized for issuance under the ESPP in 2009. There were 6 million shares available at December 31, 2011.
The weighted-average fair value of the ESPP stock purchase rights (i.e., the five percent discount on purchases of

Bank of America common stock) exercised by employees in the year ended December 31, 2011 was $0.54 per stock purchase right.

Financial Advisor Capital Accumulation Award Plans (“FACAAP”)
The FACAAP is no longer an active plan and no awards were granted in the years ended December 31, 2011, 2010 and 2009. At December 31, 2011, there were 12 million shares awarded under FACAAP outstanding. Prior to 2009, the FACAAP provided for awards to eligible employees in Merrill Lynch's Global Wealth Management division. Payment for an award was contingent upon continued employment for a period of time and subject to forfeiture during that period. Awards granted in 2003 and thereafter are generally payable eight years from the date of grant in a fixed number of shares of Bank of America common stock. For outstanding awards granted prior to 2003 (the"pre-2003 awards"), payment is generally made ten years from the date of grant in a fixed number of shares of Bank of America common stock unless the fair market value of such shares is less than a specified minimum value, in which case the minimum value is paid in cash. In accordance with the terms of the pre-2003 awards, accruals of approximately $141 million, $246 million and $155 million were made in the years ended December 31, 2011, 2010 and 2009, respectively, for cash payments made in lieu of shares.
Other Compensation Arrangements
Merrill Lynch sponsors deferred compensation plans in which employees who meet certain minimum compensation thresholds may participate on either a voluntary or mandatory basis. Contributions to the plans are made on a tax-deferred basis by participants. Participants' returns on these contributions may be indexed to various mutual funds and other funds.
Merrill Lynch also sponsors several cash-based employee award programs, under which certain employees are eligible to receive future cash compensation, generally upon fulfillment of the service and vesting criteria for the particular program.
When appropriate, Merrill Lynch maintains various assets as an economic hedge of its liabilities to participants under the deferred compensation plans and award programs. These assets and the payables accrued by Merrill Lynch under the various plans and grants are included on the Consolidated Balance Sheets. Such assets totaled $2.3 billion and $2.2 billion at December 31, 2011 and 2010, respectively. Accrued liabilities at both December 31, 2011 and 2010 were $2.1 billion. Changes to deferred compensation liabilities and corresponding returns on the assets that economically hedge these liabilities are recorded within compensation and benefits expense on the Consolidated Statements of (Loss) Earnings.

Note 17.	Income Taxes
The components of income tax (benefit) expense for the years ended December 31, 2011, 2010 and 2009 were as follows:

(dollars in millions)
	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Current income tax (benefit) expense
U.S. federal	$(5,875)	$(778)	$(678)
U.S. state	(161)	34	246
Non-U.S.	9	254	503
Total current (benefit) expense	(6,027)	(490)	71
Deferred income tax expense (benefit)
U.S. federal	2,199	(566)	499
U.S. state	(288)	472	(367)
Non-U.S.	1,170	731	446
Total deferred expense (benefit)	3,081	637	578
Total income tax (benefit) expense(1)	$(2,946)	$147	$649

(1)
Total income tax (benefit) expense does not reflect the deferred tax effects of unrealized gains and losses on available-for-sale debt and marketable equity securities, foreign currency translation adjustments, derivatives and employee benefit plan adjustments that are included in accumulated other comprehensive loss. As a result of these tax effects, accumulated other comprehensive loss increased $178 million in the year ended December 31, 2011 and decreased $322 million and $796 million in the years ended December 31, 2010 and 2009, respectively. In addition, total income tax (benefit) expense does not reflect the tax effects associated with employee stock plans which increased stockholder’s equity $43 million in the year ended December 31, 2011 and decreased stockholder's equity $37 million and $99 million in the years ended December 31, 2010 and 2009, respectively.

Income tax (benefit) expense for the years ended December 31, 2011, 2010 and 2009 varied from the amount computed by applying the statutory income tax rate to (loss) income before income taxes. A reconciliation between the expected U.S. federal income tax (benefit) expense using the U.S. federal statutory tax rate of 35% to Merrill Lynch’s actual income tax (benefit) expense and resulting effective tax rate for the years ended December 31, 2011, 2010 and 2009 is presented in the table below.

(dollars in millions)
	Year Ended December 31, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal income tax at statutory rate	$(1,643)	35.0%	$1,373	35.0%	$2,796	35.0%
U.S. state and local income taxes, net of federal effect	(292)	6.2	329	8.4	(78)	(1.0)
Change in federal and non-U.S. valuation allowance	(1,102)	23.5	(1,657)	(42.2)	(650)	(8.1)
Subsidiary sales and liquidations	(593)	12.6	—	—	(595)	(7.5)
Change in prior period UTBs (including interest)	(102)	2.2	31	0.8	(155)	(1.9)
Tax-exempt income, including dividends	(96)	2.0	(375)	(9.6)	(188)	(2.4)
Non-deductible U.K. bank payroll tax	—	—	87	2.2	—	—
Non-U.S. statutory rate reductions	845	(18.0)	386	9.8	—	—
Non-U.S.tax differential	14	(0.3)	(40)	(1.0)	(489)	(6.1)
Other	23	(0.4)	13	0.4	8	0.1
Income tax (benefit) expense	$(2,946)	62.8%	$147	3.8%	$649	8.1%

The reconciliation of the beginning UTB balance to the ending balance is presented in the table below.
Reconciliation of the Change in UTBs

(dollars in millions)
	Year Ended December 31
	2011	2010	2009
Beginning balance	$2,261	$1,714	$2,006
Increases related to positions taken during the current year	38	97	129
Increases related to positions taken during prior years(1)	450	520	77
Decreases related to positions taken during prior years(1)	(967)	(51)	(185)
Settlements	(152)	(3)	(313)
Expiration of statute of limitations	(83)	(16)	—
Ending balance	$1,547	$2,261	$1,714

(1)	Amounts differ from the tax rate reconciliation table due to temporary items and jurisdictional offsets, as well as the inclusion of interest in the tax rate reconciliation table.
As of December 31, 2011, 2010 and 2009, the balance of Merrill Lynch’s UTBs which would, if recognized, affect Merrill Lynch’s effective tax rate was $1.2 billion, $1.3 billion and $1.2 billion, respectively. Included in the UTB balance are some items the recognition of which would not affect the effective tax rate, such as the tax effect of certain temporary differences, the portion of gross state UTBs that would be offset by the tax benefit of the associated federal deduction and the portion of gross non-U.S. UTBs that would be offset by tax reductions in other jurisdictions.
Merrill Lynch files income tax returns in more than 100 state and non-U.S. jurisdictions each year. The Internal Revenue Service (“IRS”) and other tax authorities in countries and states in which Merrill Lynch has significant business operations, examine tax returns periodically (continuously in some jurisdictions). The table below summarizes the status of significant tax examinations, by jurisdiction, for Merrill Lynch as of December 31, 2011.

Tax Examination Status
Jurisdiction	Years under examination(1)	Status at December 31, 2011
U.S. federal	2004-2009(2)	See below
U.K.	2009	Field examination

(1)	All tax years subsequent to the above years remain open to examination.

(2)	From the date of its acquisition by Bank of America, Merrill Lynch has been included in Bank of America's consolidated federal income tax return.

During 2011, Merrill Lynch, Bank of America and the IRS made significant progress toward resolving all federal income tax examinations for Bank of America tax years through 2009 and Merrill Lynch tax years through 2008. While subject to final agreement, including review by the Joint Committee on Taxation of the U.S. Congress for certain years, Merrill Lynch believes that all federal examinations in the Tax Examination Status table above may be concluded during 2012.

Considering all examinations, it is reasonably possible that the UTB balance will decrease by as much as $1.0 billion during the next twelve months, since resolved items will be removed from the balance whether their resolution resulted in payment or recognition. If such a decrease were to occur, it likely would primarily result from outcomes consistent with Merrill Lynch's expectations.

During 2011 and 2010, Merrill Lynch recognized in income tax expense, a benefit of $135 million and an expense of $71 million, respectively, of interest and penalties, net-of-tax. At December 31, 2011 and 2010, Merrill Lynch's accrual for interest and penalties that related to income taxes, net of taxes and remittances, was $137 million and $329 million, respectively.

Significant components of Merrill Lynch’s net deferred tax assets at December 31, 2011 and 2010 are presented in the table below.

(dollars in millions)
	December 31, 2011	December 31, 2010
Deferred tax assets
Net operating loss carryforwards	$14,815	$16,869
Employee compensation and retirement benefits	2,367	2,291
Accrued expenses	899	282
Deferred interest	881	894
Allowance for credit losses	490	412
Tax credit carryforwards	317	408
Foreign currency	125	262
Capital loss carryforwards	72	1,588
Other	431	935
Gross deferred tax assets	20,397	23,941
Valuation allowance	(1,047)	(2,275)
Total deferred tax assets, net of valuation allowance	19,350	21,666
Deferred tax liabilities
Long-term borrowings	3,924	3,075
Intangibles	1,798	1,859
Securities valuations and investments	583	811
Other	749	409
Gross deferred tax liabilities	7,054	6,154
Net deferred tax assets	$12,296	$15,512

The table below summarizes the deferred tax assets and related valuation allowances recognized for the net operating loss and tax credit carryforwards at December 31, 2011.

(dollars in millions)
			Net
	Deferred	Valuation	Deferred	First Year
	Tax Asset	Allowance	Tax Asset	Expiring

Net operating losses - U.S.	$4,796	$—	$4,796	After 2028
Net operating losses - U.K.	8,836	—	8,836	None
Net operating losses - other non-U.S.	362	(230)	132	Various
Net operating losses - U.S. states(1)	893	(428)	465	Various
Tax credits(2)	317	(246)	71	After 2017

(1)Amounts above include capital losses. The losses and related valuation allowances for U.S. states before considering the benefit of federal deductions were $1.4 billion and ($658) million, respectively.
(2)Primarily U.S. foreign tax credits.

Realization of the deferred tax assets above is dependent on Merrill Lynch's or Bank of America's ability to generate sufficient taxable income prior to their expiration. After examining all available evidence, Merrill Lynch concluded that no valuation allowance was necessary to reduce the U.K. NOL and U.S. federal NOL since estimated future taxable income will more-likely-than-not be sufficient to utilize these assets prior to expiration. As of December 31, 2011, none of the U.S. federal capital loss carryforward remained unutilized. The valuation allowance also increased, primarily against operating loss carryforwards in non-U.S. and state jurisdictions.

Merrill Lynch is included in the consolidated U.S. federal income tax return and certain combined and unitary state income tax returns of Bank of America. At December 31, 2011, Merrill Lynch had a current tax receivable from

Bank of America of approximately $4.4 billion as a result of its inclusion in consolidated, combined, and unitary tax return filings with Bank of America.

At December 31, 2011 and 2010, U.S. federal income taxes had not been provided on $10.4 billion and $11.0 billion of undistributed earnings of non-U.S. subsidiaries earned prior to 1987 and after 1997 that have been reinvested for an indefinite period of time. If the earnings were distributed, an additional $0.8 billion and $1.3 billion of tax expense, net of credits for non-U.S. taxes paid on such earnings and for the related non-U.S. withholding taxes, would have resulted as of December 31, 2011 and 2010.

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
Securities Regulation
As a registered broker-dealer and futures commission merchant, MLPF&S is subject to the uniform net capital requirements of SEC Rule 15c3-1, and CFTC Regulation 1.17. MLPF&S has elected to compute the minimum capital requirement in accordance with the “Alternative Net Capital Requirement” as permitted by SEC Rule 15c3-1. At December 31, 2011, MLPF&S’s regulatory net capital as defined by Rule 15c3-1 was $10.8 billion and exceeded the minimum requirement of $803 million by $10.0 billion.
In accordance with the Alternative Net Capital Requirement, MLPF&S is required to maintain tentative net capital in excess of $1 billion, net capital in excess of $500 million, and notify the SEC in the event its tentative net capital is less than $5 billion. As of December 31, 2011, MLPF&S had tentative net capital and net capital in excess of the minimum and notification requirements.
MLI, a U.K. regulated investment firm, is subject to capital requirements of the U.K.’s FSA. Financial resources, as defined, must exceed the total financial resources requirement set by the FSA. At December 31, 2011, MLI’s financial resources were $19.7 billion, exceeding the minimum requirement by $5.1 billion.
MLJS, a Japan-based regulated broker-dealer, is subject to capital requirements of the Japanese Financial Services Agency (“JFSA”). Net capital, as defined, must exceed 120% of the total risk equivalents requirement of the JFSA. At December 31, 2011, MLJS’s net capital was $1.8 billion, exceeding the minimum requirement by $1.1 billion.
Banking Regulation
MLIB, an Ireland-based regulated bank, is subject to the capital requirements of the Central Bank of Ireland. MLIB is required to meet minimum regulatory capital requirements under the European Union (“EU”) banking law as implemented in Ireland by the Central Bank of Ireland. At December 31, 2011, MLIB’s financial resources were $13.7 billion, exceeding the minimum requirement by $4.9 billion.

Note 19.	Quarterly Information (Unaudited)
The unaudited quarterly results of operations of Merrill Lynch for the years ended December 31, 2011 and December 31, 2010 are prepared in conformity with U.S. generally accepted accounting principles, and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of any interim period are not necessarily indicative of results for a full year.

(dollars in millions)
	For the Quarter Ended
	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011	Dec 31, 2010	Sep 30, 2010	Jun 30, 2010	Mar 31, 2010
Total revenues	$5,502	$8,072	$9,292	$10,213	$8,406	$7,996	$9,214	$11,851
Interest expense	1,840	2,202	2,390	2,353	2,386	2,260	2,515	2,460
Revenues, net of interest expense	3,662	5,870	6,902	7,860	6,020	5,736	6,699	9,391
Non-interest expenses	6,124	6,260	9,365	7,239	5,909	6,002	5,844	6,168
Pre-tax (loss) earnings	(2,462)	(390)	(2,463)	621	111	(266)	855	3,223
Income tax (benefit) expense	(1,617)	(523)	(1,021)	215	(1,139)	114	42	1,130
Net (loss) earnings	$(845)	$133	$(1,442)	$406	$1,250	$(380)	$813	$2,093

Note 20.	Parent Company Information
The following tables present Parent Company Only financial information:

Merrill Lynch & Co., Inc. (Parent Company Only) Condensed Statements of (Loss) Earnings and Comprehensive (Loss) Income

(dollars in millions)
	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Revenues
Principal transactions	$1,189	$5	$(3,897)
Management service fees (from affiliates)	—	213	222
Earnings from equity method investments	24	25	25
Other revenue	546	336	563
Subtotal	1,759	579	(3,087)
Interest revenue	3,712	2,999	3,507
Less interest expense	4,458	4,550	6,009
Net interest expense	(746)	(1,551)	(2,502)
Revenues, net of interest expense	1,013	(972)	(5,589)
Non-interest expenses
Compensation and benefits	704	430	619
Professional fees	15	57	45
Communications and technology	21	32	30
Occupancy and related depreciation	39	51	37
Other	615	673	343
Total non-interest expenses	1,394	1,243	1,074
Pre-tax loss	(381)	(2,215)	(6,663)
Income tax benefit	1,874	1,469	3,376
Equity in (loss) earnings of affiliates, net of tax	(3,241)	4,522	10,627
Net (loss) earnings	(1,748)	3,776	7,340
Other comprehensive income (loss), net of tax	19	(142)	(112)
Comprehensive (loss) income	$(1,729)	$3,634	$7,228
Preferred stock dividends	—	134	153
Net (loss) earnings applicable to common stockholder	$(1,748)	$3,642	$7,187

Merrill Lynch & Co., Inc. (Parent Company Only) Condensed Balance Sheets

(dollars in millions, except per share amounts)
	December 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$105	$379
Investment securities	495	528
Receivables from Bank of America	4,169	9,656
Advances to affiliates
Senior advances	66,016	76,475
Subordinated loans and preferred securities	54,226	52,996
	120,242	129,471
Investments in affiliates	32,020	37,887
Goodwill and other intangible assets	3,579	3,663
Other assets	4,606	4,686
Total Assets	$165,216	$186,270
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Payables to affiliates	$21,616	$22,023
Other liabilities and accrued interest payable	5,289	7,759
Long-term borrowings (includes $13,389 in 2011 and $20,179 in 2010
measured at fair value in accordance with the fair value option election)	89,018	106,342
Total Liabilities	115,923	136,124
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY
Common stock (par value $1.33 1/3 per share; authorized; 3,000,000,000 shares; issued: 2011 and 2010 — 1,000 shares)	—	—
Paid-in capital	41,292	40,416
Accumulated other comprehensive loss (net of tax)	(235)	(254)
Retained earnings	8,236	9,984
Total Stockholder's Equity	49,293	50,146
Total Liabilities and Stockholder's Equity	$165,216	$186,270

Merrill Lynch & Co., Inc. (Parent Company Only) Condensed Statements of Cash Flows

(dollars in millions)
	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Cash flows from operating activities:
Net (loss) earnings	$(1,748)	$3,776	$7,340
Adjustments to reconcile net (loss) earnings to cash provided by (used for) operating activities
Equity in loss (earnings) of affiliates	3,241	(4,522)	(10,627)
Depreciation and amortization	97	98	96
Share-based compensation expense	486	167	440
Deferred taxes	(2,551)	(317)	(2,544)
Unrealized losses on long-term borrowings	—	—	369
Foreign exchange (gains) losses on long-term borrowings	(404)	(2,171)	3,156
Other	2,717	1,994	1,979
Changes in operating assets and liabilities:
Cash and securities segregated	—	—	139
Receivables under resale agreements	—	1,022	28,978
Receivables from Bank of America	5,487	(4,708)	(4,949)
Payables under repurchase agreements	—	(7,177)	(7,830)
Dividends and partnerships distributions from affiliates	995	46	310
Other, net	1,304	3,426	(119)
Cash provided by (used for) operating activities	9,624	(8,366)	16,738
Cash flows from investing activities:
Proceeds from (payments for):
Advances to affiliates	8,820	23,666	23,823
Distributions to affiliates	—	—	(6,850)
Maturities of available-for-sale securities	—	557	4,225
Sales of available-for-sale securities	—	10,190	1,507
Non-qualifying investments	34	33	51
Investments in affiliates	1,836	(2,302)	(698)
Sale of MLBT-FSB to Bank of America	—	—	4,450
Cash provided by investing activities	10,690	32,144	26,508
Cash flows from financing activities:
(Payments for) proceeds from:
Short-term borrowings	—	—	(20,128)
Settlement and repurchases of long-term borrowings	(20,588)	(23,739)	(41,437)
Capital contributions from Bank of America	—	—	6,850
Dividends	—	(134)	(153)
Cash used for financing activities	(20,588)	(23,873)	(54,868)
Decrease in cash and cash equivalents	(274)	(95)	(11,622)
Cash and cash equivalents, beginning of period	379	474	12,096
Cash and cash equivalents, end of period	$105	$379	$474
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$87	$31	$359
Income taxes refunded	(16)	(244)	(156)
Interest paid	1,742	2,968	4,289
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
In connection with the sale of Merrill Lynch Bank USA to a subsidiary of Bank of America during 2009, ML & Co. received a note receivable as consideration for the net book value of assets and liabilities transferred to Bank of America. See Note 2.

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
Management assessed the effectiveness of Merrill Lynch’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management believes that Merrill Lynch maintained effective internal control over financial reporting as of December 31, 2011.
PricewaterhouseCoopers LLP, Merrill Lynch’s independent registered public accounting firm, has issued an opinion on the effectiveness of Merrill Lynch’s internal control over financial reporting as of December 31, 2011. This report appears under “Report of Independent Registered Public Accounting Firm” in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
No change in Merrill Lynch’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred in the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, Merrill Lynch’s internal control over financial reporting.

Item 9B.    Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Not required pursuant to General Instruction I (2).

Item 11.	Executive Compensation
Not required pursuant to General Instruction I (2).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Not required pursuant to General Instruction I (2).

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Not required pursuant to General Instruction I (2).

Item 14.    Principal Accountant Fees and Services
Audit Committee Pre-Approval Policies and Procedures
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
On an annual basis the BAC Audit Committee pre-approves a list of services and sets pre-approved fee levels that may be provided by PricewaterhouseCoopers LLP and their affiliates (“PwC”), our registered independent public accounting firm, without obtaining engagement specific pre-approval from the BAC Audit Committee. The pre-approved list of services consists of audit services, audit-related services, tax services and all other services. All requests or applications for PwC audit, audit-related services, tax services or all other services must be submitted to members of our corporate audit function or tax function to determine if the services are included within the pre-approved list of services that have received BAC Audit Committee pre-approval. Any type of service that is not included on the pre-approved list of services must be specifically approved by the BAC Audit Committee or its designee. Any proposed service that is included on the list of pre-approved services but will cause the pre-approved fee level to be exceeded also requires specific pre-approval by the BAC Audit Committee or its designee, the BAC Audit Committee Chairman, provided that any such pre-approval by the BAC Audit Committee Chairman is presented to the full BAC Audit Committee at its next meeting. All of the services provided by, and fees paid to, PwC in 2011 were pre-approved by the BAC Audit Committee, and there were no services for which the de minimis exception permitted in certain circumstances under SEC rules was utilized.

PwC's 2011 and 2010 Fees
PwC's fees for professional services rendered in, or provided for, 2011 and 2010 were:

(dollars in millions)
	2011	2010
Audit fees(1)	$45.5	$47.3
Audit-related fees(2)	4.6	3.0
Tax fees(3)	3.7	3.2
All other fees(4)	—	—
Total fees	$53.8	$53.5

(1)
Audit fees consisted of fees billed by PwC related to the audit of the Consolidated Financial Statements filed with the SEC, the audits of domestic and international statutory and subsidiary financial statements and certain agreed upon procedures and other attestation reports. Audit fees are those billed or expected to be billed for audit services related to each fiscal year.

(2)
Audit-related fees consisted of fees billed by PwC for other audit and attest services, and financial accounting, reporting and compliance matters. Fees for audit-related services are for those services rendered during each fiscal year.

(3)
Tax fees billed by PwC for services performed for tax compliance, advisory and planning services rendered during the fiscal year are billed to Bank of America on a consolidated basis and excluded from the table above. The tax fees above include preparation of certain tax returns (principally Forms 1041 and 990) for certain customer trusts and foundations.

(4)	All other fees, if incurred, would consist primarily of amounts billed for permissible advisory services and other miscellaneous services.

PART IV

Item 15.    Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:

(1)	Financial Statements:
The Consolidated Financial Statements required in response to this Item are incorporated herein by reference from Part II, Item 8 of this Form 10-K.

(2)	Exhibits
An exhibit index has been filed as part of this report beginning on page E-1 and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of February 2012.

Merrill Lynch & Co., Inc.

By	*/s/ Thomas K. Montag
Name: Thomas K. Montag
Title: Director and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 23rd day of February 2012.

	Signature	Title

	*/s/ Thomas K. Montag	Director and Chief Executive Officer (Principal Executive Officer)
Thomas K. Montag

	*/s/ Jennifer M. Hill	Chief Financial Officer (Principal Financial Officer)
Jennifer M. Hill

	*/s/ Peter D. Taube	Chief Accounting Officer and Controller (Principal Accounting Officer)
Peter D. Taube

	*/s/ Brian T. Moynihan	Chairman and Director
Brian T. Moynihan

	*/s/ Terrence P. Laughlin	Director
Terrence P. Laughlin

	*/s/ Bruce R. Thompson	Director
Bruce R. Thompson

*By:	/s/ Craig T. Beazer
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

3.1
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

E-1

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

4.1
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

E-2

Material Contracts
10.1†	Merrill Lynch & Co., Inc. 2010 Performance Year Deferred Compensation Plan (incorporated by reference to Exhibit 4(a) to Form S-8 (file no. 333-163003)).
10.2†	Form of Agreement dated May 1, 2008 with Thomas K. Montag (filed as Exhibit 10.1 to Form 8-K dated May 2, 2008).
10.3†	Merrill Lynch & Co., Inc. 2011 Performance Year Deferred Compensation Plan (incorporated by reference to Exhibit 4(a) to Form S-8 (file no. 333-170404)).
10.4
Agreement and Plan of Merger dated November 1, 2010 between Merrill Lynch & Co., Inc. and Bank of America Securities Holdings Corporation (incorporated herein by reference to Exhibit 1.01 of Form 8-K dated November 1, 2010)).

10.5†	Merrill Lynch & Co., Inc. 2012 Performance Year Deferred Compensation Plan (incorporated by reference to Exhibit 4(a) to Form S-8 (file no. 333-177874)).
11
Statement re: computation of earnings per common share (the calculation of per share earnings is in Part II, Item 8, Note 13 to the Consolidated Financial Statements (Stockholders’ Equity and Earnings Per Share) and is not required in accordance with Section(b)(11) of Item 601 of Regulation S-K).

12*	Statement re: computation of ratios.
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm of the Registrant.
24.1*	Power of Attorney.
24.2*	Certificate of Assistant Secretary.
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from Merrill Lynch & Co., Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of (Loss) Earnings, (ii) the Consolidated Statements of Changes in Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Stockholder's Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith
† Management contract or compensatory plan or arrangement

E-3