Form 10-Q
period 2012-03-31
MERRILL LYNCH & CO., INC.
filed 2012-05-04
CIK 65100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

X     YES     __    NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

X     YES      __   NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer __	Accelerated filer __	Non-accelerated filer X	Smaller reporting company __
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

__    YES     X    NO

As of the close of business on May 3, 2012, there were 1,000 shares of Common Stock outstanding, all of which were held by Bank of America Corporation.

The Registrant is a wholly-owned subsidiary of Bank of America Corporation and meets the conditions set forth in General Instructions  H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format as permitted by Instruction H(2).

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I - Financial Information

Item 1.	Financial Statements (Unaudited)

Merrill Lynch & Co., Inc. and Subsidiaries Condensed Consolidated Statements of (Loss) Earnings (Unaudited)

	Three Months Ended	Three Months Ended
(dollars in millions)	March 31, 2012	March 31, 2011
Revenues
Principal transactions	$(141)	$1,171
Commissions	1,355	1,590
Managed account and other fee-based revenues	1,287	1,291
Investment banking	1,204	1,532
Earnings from equity method investments	157	138
Intercompany service fee revenue from BAC	167	233
Other revenues	772	1,895
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses on AFS debt securities	(2)	(38)
Less: Portion of other-than-temporary impairment losses recognized in
OCI on AFS debt securities	—	1
Subtotal	4,799	7,813
Interest and dividend revenues	1,837	2,400
Less interest expense	1,907	2,353
Net interest (expense) income	(70)	47
Revenues, net of interest expense	4,729	7,860

Non-interest expenses
Compensation and benefits	4,514	4,610
Communications and technology	439	428
Occupancy and related depreciation	305	336
Brokerage, clearing, and exchange fees	282	300
Advertising and market development	108	121
Professional fees	195	227
Office supplies and postage	28	32
Provision for representations and warranties	11	(22)
Intercompany service fee expense from BAC	394	553
Other	305	654
Total non-interest expenses	6,581	7,239
Pre-tax (loss) earnings	(1,852)	621
Income tax (benefit) expense	(224)	215
Net (loss) earnings	$(1,628)	$406

See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended	Three Months Ended
(dollars in millions)	March 31, 2012	March 31, 2011
Net (Loss) Earnings	$(1,628)	$406
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	14	2
Net unrealized gains on investment securities available-for-sale	—	1
Net deferred gains (losses) on cash flow hedges	3	(5)
Defined benefit pension and postretirement plans	35	4
Total other comprehensive income, net of tax	52	2
Comprehensive (Loss) Income	$(1,576)	$408

See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions)	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$10,789	$13,731
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	14,453	11,757
Securities financing transactions
Receivables under resale agreements (includes $90,998 in 2012 and $85,652 in 2011 measured at fair value in accordance with the fair value option election)	147,975	143,491
Receivables under securities borrowed transactions (includes $533 in 2012 and $259 in 2011 measured at fair value in accordance with the fair value option election)	67,367	58,109
	215,342	201,600
Trading assets, at fair value (includes securities pledged as collateral that can be sold or repledged of $45,355 in 2012 and $34,932 in 2011):
Derivative contracts	29,214	35,013
Equities and convertible debentures	34,345	25,619
Non-U.S. governments and agencies	38,009	30,239
Corporate debt and preferred stock	18,649	17,305
Mortgages, mortgage-backed, and asset-backed	9,162	8,254
U.S. Government and agencies	51,742	43,003
Municipals, money markets, physical commodities and other	13,368	13,044
	194,489	172,477
Investment securities (includes $209 in 2012 and $244 in 2011 measured at fair value in accordance with the fair value option election)	6,675	6,684
Securities received as collateral, at fair value	17,615	13,716
Receivables from Bank of America	42,837	50,972
Other receivables
Customers (net of allowance for doubtful accounts of $15 in 2012 and $15 in 2011)	22,566	20,512
Brokers and dealers	9,804	8,691
Interest and other	9,190	9,130
	41,560	38,333
Loans, notes, and mortgages (net of allowances for loan losses of $75 in 2012 and $72 in 2011) (includes $2,774 in 2012 and $2,322 in 2011 measured at fair value in accordance with the fair value option election)	20,429	20,574
Equipment and facilities, net	1,383	1,385
Goodwill and intangible assets	10,014	10,079
Other assets	15,266	15,155
Total Assets	$590,852	$556,463

Assets of Consolidated VIEs Included in Total Assets Above (pledged as collateral)
Trading assets	$8,947	$8,800
Investment securities	76	162
Loans, notes, and mortgages (net)	69	94
Other assets	1,352	3,022
Total Assets of Consolidated VIEs	$10,444	$12,078

See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions)	March 31, 2012	December 31, 2011
LIABILITIES
Securities financing transactions
Payables under repurchase agreements (includes $54,434 in 2012 and $34,235 in 2011 measured at fair value in accordance with the fair value option election)	$214,096	$173,767
Payables under securities loaned transactions	15,459	11,460
	229,555	185,227
Short-term borrowings (includes $5,732 in 2012 and $5,908 in 2011 measured at fair value in accordance with the fair value option election)	5,918	6,051
Deposits	12,538	12,364
Trading liabilities, at fair value
Derivative contracts	24,664	26,239
Equities and convertible debentures	17,913	12,223
Non-U.S. governments and agencies	18,414	16,554
Corporate debt and preferred stock	8,659	7,084
U.S. Government and agencies	17,874	16,976
Municipals, money markets and other	465	645
	87,989	79,721

Obligation to return securities received as collateral, at fair value	17,615	13,716
Payables to Bank of America	13,134	31,779
Other payables
Customers	43,362	40,153
Brokers and dealers	8,088	8,667
Interest and other (includes $123 in 2012 and $173 in 2011 measured at fair value in accordance with the fair value option election)	17,587	18,099
	69,037	66,919
Long-term borrowings (includes $32,569 in 2012 and $30,325 in 2011 measured at fair value in accordance with the fair value option election)	102,082	107,118
Junior subordinated notes (related to trust preferred securities)	3,606	3,600
Total Liabilities	541,474	506,495

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY

Common stock (par value $1.33 1/3 per share; authorized: 3,000,000,000 shares; issued: 2012 and 2011 — 1,000 shares)	—	—
Paid-in capital	42,953	41,967
Accumulated other comprehensive loss (net of tax)	(183)	(235)
Retained earnings	6,608	8,236
Total Stockholder's Equity	49,378	49,968

Total Liabilities and Stockholder's Equity	$590,852	$556,463

Liabilities of Consolidated VIEs Included in Total Liabilities Above
Short-term borrowings (includes $12 in 2012 and $0 in 2011 of non-recourse debt)	$4,700	$4,939
Derivative contracts	4	4
Other payables	173	186
Long-term borrowings (includes $2,751 in 2012 and $2,579 in 2011 of non-recourse debt)	7,028	6,595
Total Liabilities of Consolidated VIEs	$11,905	$11,724

See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
(dollars in millions)	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net (loss) earnings	$(1,628)	$406
Adjustments to reconcile net (loss) earnings to cash provided by (used for) operating activities
Depreciation and amortization	156	194
Share-based compensation expense	744	956
Deferred taxes	(518)	218
Earnings from equity method investments	(157)	(138)
Other	37	287
Changes in operating assets and liabilities:
Trading assets	(22,012)	(11,134)
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	(2,696)	1,926
Receivables from Bank of America	8,135	(8,741)
Receivables under resale agreements	(4,484)	(17,620)
Receivables under securities borrowed transactions	(9,258)	(4,489)
Customer receivables	(2,054)	(4,053)
Brokers and dealers receivables	(1,114)	(886)
Proceeds from loans, notes, and mortgages held for sale	390	2,493
Other changes in loans, notes, and mortgages held for sale	(42)	(1,420)
Trading liabilities	8,208	13,310
Payables under repurchase agreements	40,329	11,385
Payables under securities loaned transactions	3,999	3,298
Payables to Bank of America	(18,645)	14,344
Customer payables	3,209	3,323
Brokers and dealers payables	(579)	(5,303)
Other, net	2,475	(1,036)
Cash provided by (used for) operating activities	4,495	(2,680)
Cash flows from investing activities:
Proceeds from (payments for):
Maturities of available-for-sale securities	183	364
Sales of available-for-sale securities	3	1,587
Purchases of available-for-sale securities	(163)	(150)
Equipment and facilities, net	(78)	(48)
Loans, notes, and mortgages held for investment	(19)	618
Other investments	417	1,145
Cash provided by investing activities	343	3,516
Cash flows from financing activities:
Proceeds from (payments for):
Short-term borrowings	(133)	431
Issuance and resale of long-term borrowings	2,415	3,076
Settlement and repurchases of long-term borrowings	(10,480)	(7,857)
Deposits	174	590
Derivative financing transactions	60	35
Cash used for financing activities	(7,964)	(3,725)
Effect of exchange rate changes on cash and cash equivalents	184	68
Decrease in cash and cash equivalents	(2,942)	(2,821)
Cash and cash equivalents, beginning of period	13,731	17,220
Cash and cash equivalents, end of period	$10,789	$14,399

Non-cash financing activities:
During the three months ended March 31, 2012, Merrill Lynch received a non-cash capital contribution of approximately$1.1 billion from Bank of America associated with certain employee stock awards.

See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2012

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

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in Merrill Lynch's Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”). The nature of Merrill Lynch's business is such that the results of any interim period are not necessarily indicative of results for a full year. Certain prior-period amounts have been reclassified to conform to the current period presentation.

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

VREs - VREs are defined to include entities that have both equity at risk that is sufficient to fund future operations and have equity investors that have a controlling financial interest in the entity through their equity investments. In accordance with ASC 810, Consolidation (“Consolidation Accounting”), Merrill Lynch generally consolidates those VREs where it has the majority of the voting rights. For investments in limited partnerships and certain limited liability corporations that Merrill Lynch does not control, Merrill Lynch applies ASC 323, Investments - Equity Method and Joint Ventures (“Equity Method Accounting”), which requires use of the equity method of accounting for investors that have more than a minor influence, which is typically defined as an investment of greater than 3% to 5% of the outstanding equity in the entity. For more traditional corporate structures, in accordance with Equity Method Accounting, Merrill Lynch applies the equity method of accounting where it has the ability to exercise significant influence over the operating and financing decisions of the investee. Significant influence can be evidenced by a significant ownership interest (which is generally defined as a voting interest of 20% to 50%), significant board of director representation, or other contracts and arrangements.

VIEs - Those entities that do not meet the VRE criteria are generally analyzed for consolidation as VIEs. A VIE is an entity that lacks equity investors or whose equity investors do not have a controlling financial interest in the entity through their equity investments. Merrill Lynch consolidates those VIEs for which it is the primary beneficiary. In accordance with Consolidation Accounting guidance, Merrill Lynch is considered the primary beneficiary when it has a controlling financial interest in a VIE. Merrill Lynch has a controlling financial interest when it has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Merrill Lynch reassesses whether it is the primary beneficiary of a VIE on a quarterly basis. The quarterly reassessment process considers whether Merrill Lynch has acquired or divested the power to direct the activities of the VIE through changes in governing documents or other circumstances. The reassessment also considers whether Merrill Lynch has acquired or disposed of a financial interest that could be significant to the VIE, or whether an interest in the VIE has become significant or is no longer significant. The consolidation status of the VIEs with which Merrill Lynch is involved may change as a result of such reassessments.

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

Investment banking revenues include fees for the underwriting and distribution of debt, equity and loan products and fees for advisory services and tailored risk management solutions, which are accrued when services for the transactions are substantially completed. Underwriting revenues are presented net of transaction-related expenses.

Earnings from equity method investments include Merrill Lynch's pro rata share of income and losses associated with investments accounted for under the equity method of accounting.

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

Fair Value Measurement

Merrill Lynch accounts for a significant portion of its financial instruments at fair value or considers fair value in their measurement. Merrill Lynch accounts for certain financial assets and liabilities at fair value under various accounting literature, including ASC 320, Investments - Debt and Equity Securities (“Investment Accounting”), ASC 815, Derivatives and Hedging (“Derivatives Accounting”), and the fair value option election in accordance with ASC 825-10-25, Financial Instruments - Recognition (the “fair value option election”). Merrill Lynch also accounts for certain assets at fair value under applicable industry guidance, namely ASC 940, Financial Services - Broker and Dealers (“Broker-Dealer Guide”) and ASC 946, Financial Services - Investment Companies (“Investment Company Guide”).

ASC 820, Fair Value Measurements and Disclosures (“Fair Value Accounting”) defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.

Fair values for over-the-counter (“OTC”) derivative financial instruments, principally forwards, options, and swaps, represent the present value of amounts estimated to be received from or paid to a marketplace participant in settlement of these instruments (i.e., the amount Merrill Lynch would expect to receive in a derivative asset assignment or would expect to pay to have a derivative liability assumed). These derivatives are valued using pricing models based on the net present value of estimated future cash flows and directly observed prices from exchange-traded derivatives, other OTC trades, or external pricing services, while taking into account the counterparty's creditworthiness, or Merrill Lynch's own creditworthiness, as appropriate. When external pricing services are used, the methods and assumptions used are reviewed by Merrill Lynch. Determining the fair value for

OTC derivative contracts can require a significant level of estimation and management judgment.

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

Counterparty Credit Risk

In determining fair value, Merrill Lynch considers both the credit risk of its counterparties, as well as its own creditworthiness. Merrill Lynch attempts to mitigate credit risk to third parties by entering into netting and collateral arrangements. Net counterparty exposure (counterparty positions netted by offsetting transactions and both cash and securities collateral) is then valued for counterparty creditworthiness and the resultant credit valuation adjustment ("CVA") is incorporated into the fair value of the respective instruments. Merrill Lynch generally calculates the CVA for derivatives based on observable market credit spreads.

Fair Value Accounting also requires that Merrill Lynch consider its own creditworthiness when determining the fair value of certain instruments, including OTC derivative instruments and certain structured notes carried at fair value under the fair value option election (i.e., debit valuation adjustment or "DVA"). Merrill Lynch's DVA is measured in the same manner as third party counterparty credit risk. The impact of Merrill Lynch's DVA is incorporated into the fair value of instruments such as OTC derivative contracts even when credit risk is not readily observable in the instrument. OTC derivative liabilities are valued based on the net counterparty exposure as described above.

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

Income Taxes

Merrill Lynch provides for income taxes on all transactions that have been recognized in the Condensed Consolidated Financial Statements in accordance with ASC 740, Income Taxes (“Income Tax Accounting”). Accordingly, deferred taxes are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period during which such changes are enacted. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more-likely-than-not to be realized. Pursuant to Income Tax Accounting, Merrill Lynch may consider various sources of evidence in assessing the necessity of valuation allowances to reduce deferred tax assets to amounts more-likely-than-not to be realized, including the following: 1) past and projected earnings, including losses, of Merrill Lynch and Bank of America, as certain tax attributes such as U.S. net operating losses (“NOLs”), U.S. capital loss carryforwards and foreign tax credit carryforwards can be utilized by Bank of America in certain income tax returns, 2) tax carryforward periods, and 3) tax planning strategies and other factors of the legal entities, such as the intercompany tax-allocation policy. Included within Merrill Lynch's net deferred tax assets are carryforward amounts generated in the U.S. and the U.K. that are deductible in the future as NOLs. Merrill Lynch has concluded that these deferred tax assets are more-likely-than-not to be fully utilized prior to expiration, based on the projected level of future taxable income of Merrill Lynch and Bank of America, which is relevant due to the intercompany tax-allocation policy. For this purpose, future taxable income was projected based on forecasts, historical earnings after adjusting for the past market disruptions and the anticipated impact of the differences between pre-tax earnings and taxable income.

Merrill Lynch recognizes and measures its unrecognized tax benefits in accordance with Income Tax Accounting. Merrill Lynch estimates the likelihood, based on their technical merits, that tax positions will be sustained upon examination considering the facts and circumstances and information available at the end of each period. Merrill Lynch adjusts the level of unrecognized tax benefits when there is more information available, or when an event occurs requiring a change. In accordance with Bank of America's policy, any new or subsequent change in an unrecognized tax benefit related to a Bank of America state consolidated, combined or unitary return in which Merrill Lynch is a member will generally not be reflected in Merrill Lynch's balance sheet. However, upon Bank of America's resolution of the item, any material impact determined to be attributable to Merrill Lynch will be reflected in Merrill Lynch's balance sheet. Merrill Lynch accrues income-tax-related interest and penalties, if applicable, within income tax expense.

Merrill Lynch's results of operations are included in the U.S. federal income tax return and certain state income tax returns of Bank of America. The method of allocating income tax expense is determined under the intercompany tax allocation policy of Bank of America. This policy specifies that income tax expense will be computed for all Bank of America subsidiaries generally on a separate pro forma return basis, taking into account the tax position of the consolidated group and the pro forma Merrill Lynch group. Under this policy, tax benefits associated with NOLs (or other tax attributes) of Merrill Lynch are payable to Merrill Lynch generally upon utilization in Bank of America's tax returns.

Securities Financing Transactions

Merrill Lynch enters into repurchase and resale agreements and securities borrowed and loaned transactions to accommodate customers and earn interest rate spreads (also referred to as “matched-book transactions”), obtain securities for settlement and finance inventory positions. Resale and repurchase agreements are generally accounted for as collateralized financing transactions and may be recorded at their contractual amounts plus accrued interest or at fair value under the fair value option election. In resale and repurchase agreements, typically the termination date of the agreements is before the maturity date of the underlying security. However, in certain situations, Merrill Lynch may enter into agreements where the termination date of the transaction is the same as the maturity date of the underlying security. These transactions are referred to as repo-to-maturity ("RTM") transactions. In accordance with applicable accounting guidance, Merrill Lynch accounts for RTM transactions as sales and purchases when the transferred securities are highly liquid. In instances where securities are considered sold or purchased, Merrill Lynch removes or recognizes the securities from the Condensed Consolidated Balance Sheet and, in the case of sales, recognizes a gain or loss in the Condensed Consolidated Statement of (Loss) Earnings. At March 31, 2012 and December 31, 2011, Merrill Lynch had no outstanding RTM transactions that had been accounted for as sales and an immaterial amount of transactions that had been accounted for as purchases.

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

For securities financing transactions, Merrill Lynch's policy is to obtain possession of collateral with a market value equal to or in excess of the principal amount loaned under the agreements. To ensure that the market value of the underlying collateral remains sufficient, collateral is generally valued daily and Merrill Lynch may require counterparties to deposit additional collateral or may return collateral pledged when appropriate. Securities financing agreements give rise to negligible credit risk as a result of these collateral provisions, and no allowance for loan losses is considered necessary. These instruments therefore are managed based on market risk rather than credit risk.

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

Trading Assets and Liabilities

Merrill Lynch's trading activities consist primarily of securities brokerage and trading; derivatives dealing and brokerage; commodities trading and futures brokerage; and securities financing transactions. Trading assets and trading liabilities consist of cash instruments (e.g., securities and loans) and derivative instruments. Trading assets also include commodities inventory. See Note 6 for additional information on derivative instruments.

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

Merrill Lynch regularly (at least quarterly) evaluates each held-to-maturity and AFS security whose fair value has declined below amortized cost to assess whether the decline in fair value is other-than-temporary. A decline in a debt security's fair value is considered to be other-than-temporary if it is probable that all amounts contractually due will not be collected or Merrill Lynch either plans to sell the security or it is more likely than not that it will be required to sell the security before recovery of its amortized cost. For unrealized losses on debt securities that are deemed other-than-temporary, the credit component of an other-than-temporary impairment is recognized in earnings and the non-credit component is recognized in OCI when Merrill Lynch does not intend to sell the security and it is more likely than not that Merrill Lynch will not be required to sell the security prior to recovery.

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

Merrill Lynch has non-controlling investments in the common shares of corporations and in partnerships that do not fall within the scope of Investment Accounting or the Investment Company Guide. Merrill Lynch accounts for these investments using either the cost or the equity method of accounting based on management's ability to influence the investees, or Merrill Lynch may elect the fair value option. See the Consolidation Accounting section of this Note for more information.

For investments accounted for using the equity method, income is recognized based on Merrill Lynch's share of the earnings or losses of the investee. Dividend distributions are generally recorded as reductions in the investment balance. Impairment testing is based on the guidance provided in Equity Method Accounting, and the investment is reduced when an impairment is deemed other-than-temporary.

For investments accounted for at cost, income is recognized when dividends are received, or the investment is sold. Instruments are periodically tested for impairment based on the guidance provided in Investment Accounting, and the cost basis is reduced when an impairment is deemed other-than-temporary.

Loans, Notes and Mortgages, Net

Merrill Lynch's lending and related activities include loan originations, syndications and securitizations. Loan originations include corporate and institutional loans, residential and commercial mortgages, asset-backed loans, and other loans to individuals and businesses. Merrill Lynch also engages in secondary market loan trading (see the Trading Assets and Liabilities section of this Note) and margin lending, which is included in customer receivables. Loans included in loans, notes, and mortgages are classified for accounting purposes as loans held for investment and loans held for sale. Upon completion of the acquisition of Merrill Lynch by Bank of America, certain loans carried by Merrill Lynch were subject to the requirements of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Acquired Impaired Loan Accounting”).

Loans held for investment are generally carried at amortized cost, less an allowance for loan losses, which represents Merrill Lynch's estimate of probable losses inherent in its lending activities. The fair value option election has been made for certain held-for-investment loans, notes and mortgages. Merrill Lynch performs periodic and systematic detailed reviews of its lending portfolios to identify credit risks and to assess overall collectability. These reviews, which are updated on a quarterly basis, consider a variety of factors including, but not limited to, historical loss experience, estimated defaults, delinquencies, economic conditions, credit scores and the fair value of any underlying collateral. Provisions for loan losses are included in interest and dividend revenue in the Condensed Consolidated Statements of (Loss) Earnings.

Merrill Lynch's estimate of loan losses includes judgment about collectability based on available information at the balance sheet date, and the uncertainties inherent in those underlying assumptions. While management has based its estimates on the best information available, future adjustments to the allowance for loan losses may be necessary as a result of changes in the economic environment or variances between actual results and the original assumptions.

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

Nonrefundable loan origination fees, loan commitment fees, and “draw down” fees received in conjunction with held for investment loans are generally deferred and recognized over the contractual life of the loan as an adjustment to the yield. If, at the outset, or any time during the term of the loan, it becomes probable that the repayment period will be extended, the amortization is recalculated using the expected remaining life of the loan. When the loan contract does not provide for a specific maturity date, management's best estimate of the repayment period is used. At repayment of the loan, any unrecognized deferred fee is immediately recognized in earnings. If the loan is accounted for as held for sale, the fees received are deferred and recognized as part of the gain or loss on sale in other revenues. If the loan is accounted for under the fair value option election, the fees are included in the determination of the fair value and included in other revenues.

New Accounting Pronouncements

Effective January 1, 2012, Merrill Lynch adopted new accounting guidance, on a prospective basis, that addresses effective control in repurchase agreements and eliminates the requirement for entities to consider whether the transferor/seller has the ability to repurchase the financial assets in a repurchase agreement. The adoption of this guidance did not have a material impact on Merrill Lynch’s consolidated financial position or results of operations.

Effective January 1, 2012, Merrill Lynch adopted amendments to Fair Value Accounting. The amendments clarify the application of the highest and best use, and valuation premise concepts, preclude the application of "blockage factors" in the valuation of all financial instruments and include criteria for applying the fair value measurement principles to portfolios of financial instruments. The amendments also prescribe additional disclosures for Level 3 fair value measurements and financial instruments not carried at fair value. The adoption of this guidance did not have a material impact on Merrill Lynch's consolidated financial position or results of operations.

On January 1, 2012, new accounting guidance on the presentation of comprehensive income in financial statements became effective, which was early adopted by Merrill Lynch in the 2011 Annual Report by reporting the components of comprehensive income in two separate but consecutive statements.

Note 2.	Transactions with Bank of America
Merrill Lynch has entered into various transactions with Bank of America, including transactions in connection with certain sales and trading and financing activities as well as the allocation of certain shared services. Details on amounts receivable from and payable to Bank of America as of March 31, 2012 and December 31, 2011 are presented below.
Receivables from Bank of America are comprised of:

(dollars in millions)
	March 31, 2012	December 31, 2011
Cash and cash equivalents	$6,729	$7,491
Cash and securities segregated for regulatory purposes	5,865	6,107
Receivables under resale agreements	22,784	26,855
Trading assets	1,942	700
Net intercompany funding receivable	77	3,567
Other receivables	5,440	6,252
	$42,837	$50,972
Payables to Bank of America are comprised of:

(dollars in millions)
	March 31, 2012	December 31, 2011
Payables under repurchase agreements	$586	$22,647
Payables under securities loaned transactions	4,046	2,519
Short-term borrowings	1,160	1,450
Deposits	105	75
Trading liabilities	692	503
Other payables	3,365	1,935
Long-term borrowings(1)	3,180	2,650
Total	$13,134	$31,779

(1)	Amounts include $2,578 of subordinated borrowings from Bank of America (see Note 12).
Total net revenues and non-interest expenses related to transactions with Bank of America for the three months ended March 31, 2012 were $209 million and $425 million, respectively. Total net revenues and non-interest expenses related to transactions with Bank of America for the three months ended March 31, 2011 were $318 million and $615 million, respectively. Total net revenues related to transactions with Bank of America for the three months ended March 31, 2012 and March 31, 2011 included intercompany service fee revenues of $167 million and $233 million, respectively. Total non-interest expenses related to transactions with Bank of America for the three months ended March 31, 2012 and March 31, 2011 included intercompany service fee expenses of $394 million and $553 million, respectively. Intercompany service fee revenue and service fee expense from Bank of America represents the allocations of certain centralized or shared business activities between Merrill Lynch and Bank of America. Such fees are generally determined in accordance with subsidiary transfer pricing agreements.
Bank of America and Merrill Lynch have entered into certain intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these arrangements is a $50 billion extendible one-year revolving credit facility that allows Bank of America to borrow funds from Merrill Lynch at a spread to the London Interbank Offered Rate ("LIBOR") that is reset periodically and is consistent with other intercompany agreements. The credit facility matures on January 1, 2013 and will automatically be extended by one year to the succeeding January 1st unless Merrill Lynch provides written notice not to extend at least 45 days prior to the maturity date. There were no amounts outstanding at both March 31, 2012 and December 31, 2011 under this credit facility. There is also a short-term revolving credit facility that allows Bank of America to borrow up to an additional $25 billion. Interest on borrowings under the credit facility is based on prevailing short-term market rates. The line of credit matures on February 12, 2013. At March 31, 2012, there were no amounts outstanding under this credit facility. See Note 12 for further information on intercompany financing agreements with Bank of America. In addition, Bank of America has guaranteed the performance of Merrill Lynch on certain derivative transactions (see Note 6). Bank of America has also guaranteed certain debt securities, warrants and/or other certificates and obligations of certain subsidiaries of ML & Co. (see Note 12).

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
The information that follows, in management’s judgment, provides a reasonable representation of each region’s contribution to the consolidated net revenues:

(dollars in millions)
	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011
Revenues, net of interest expense
Europe, Middle East, and Africa	$1,417	$1,318
Pacific Rim	720	771
Latin America	262	332
Canada	106	79
Total Non-U.S.	2,505	2,500
United States(1)(2)	2,224	5,360
Total revenues, net of interest expense	$4,729	$7,860

(1)
U.S. results for the three months ended March 31, 2012 and March 31, 2011 included net losses of $2.1 billion and $0.3 billion, respectively, due to the impact of the changes in Merrill Lynch’s credit spreads on the carrying values of certain long-term borrowings, primarily structured notes.

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

Valuation Processes and Techniques

Merrill Lynch has various processes and controls in place to ensure that its fair value measurements are reasonably estimated. A model validation policy governs the use and control of valuation models used to estimate fair value. This policy requires review and approval of models by personnel who are independent of the front office and periodic re-assessments to ensure that models are continuing to perform as designed. In addition, detailed reviews of trading gains and losses are analyzed on a daily basis by personnel who are independent of the front office. A price verification group, which is also independent of the front office, utilizes available market information including executed trades, market prices and market observable valuation model inputs to ensure that fair values are reasonably estimated. Merrill Lynch executes due diligence procedures over third party pricing service providers in order to support their use in the valuation process. Where market information is not available to support internal valuations, independent reviews of the valuations are performed and any material exposures are escalated through a management review process.

While Merrill Lynch believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

During the first quarter of 2012, there were no changes to Merrill Lynch's valuation techniques that had or are expected to have, a material impact on its condensed consolidated financial position or results of operations.

The following outlines the valuation methodologies for Merrill Lynch's material categories of assets and liabilities:

U.S. Government and agencies

U.S. Treasury securities U.S. Treasury securities are valued using quoted market prices and are generally classified as Level 1 in the fair value hierarchy.

U.S. agency securities U.S. agency securities are comprised of two main categories consisting of agency issued debt and mortgage pass-throughs. The fair value of agency issued debt securities is derived using market prices and recent trade activity gathered from independent dealer pricing services or brokers. Generally, the fair value of mortgage pass-throughs is based on market prices of comparable securities. Agency issued debt securities and mortgage pass-throughs are generally classified as Level 2 in the fair value hierarchy.

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

Auction Rate Securities (“ARS”) Merrill Lynch holds investments in certain ARS, including student loan and municipal ARS. Student loan ARS are comprised of various pools of student loans. Municipal ARS are issued by states and municipalities for a wide variety of purposes, including but not limited to healthcare, industrial development, education and transportation infrastructure. The fair value of the student loan ARS is calculated based upon a number of assumptions including weighted average life, coupon, discount margin and liquidity discounts. The fair value of the municipal ARS is calculated based upon projected refinancing and spread assumptions. In both cases, recent trades and issuer tenders are considered in the valuations. Student loan ARS and municipal ARS are classified as Level 3 in the fair value hierarchy.

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

Equities

Exchange-Traded Equity Securities Exchange-traded equity securities are generally valued based on quoted prices from the exchange. These securities are classified as either Level 1 or Level 2 in the fair value hierarchy, primarily based on the exchange on which they are traded.

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

Investment securities non-qualifying

Investments in Private Equity, Real Estate and Hedge Funds Merrill Lynch has investments in numerous asset classes, including: direct private equity, private equity funds, hedge funds and real estate funds. Valuing these investments requires significant management judgment due to the nature of the assets and the lack of quoted market prices and liquidity in these assets. Initially, the transaction price of the investment is generally considered to be the best indicator of fair value. Thereafter, valuation of direct investments is based on an assessment of each individual investment using various methodologies, which include publicly traded comparables derived by multiplying a key performance metric (e.g., earnings before interest, taxes, depreciation and amortization) ("EBITDA") of the portfolio company by the relevant valuation multiple observed for comparable companies, acquisition comparables, entry level multiples and discounted cash flows. These valuations are subject to appropriate discounts for lack of liquidity or marketability. Certain factors which may influence changes to fair value include but are not limited to, recapitalizations, subsequent rounds of financing, and offerings in the equity or debt capital markets. For fund investments, Merrill Lynch generally records the fair value of its proportionate interest in the fund's capital as reported by the fund's respective managers.

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

Recurring Fair Value
The following tables present Merrill Lynch’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, respectively.

(dollars in millions)
	Fair Value Measurements on a Recurring Basis
	as of March 31, 2012
	Level 1	Level 2	Level 3	Netting Adj(1)	Total
Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations:
Corporate debt	$—	$113	$—	$—	$113
Non-U.S. governments and agencies	33	1,612	—	—	1,645
U.S. Government and agencies	3,608	501	—	—	4,109
Total securities segregated for regulatory purposes or deposited with clearing organizations	3,641	2,226	—	—	5,867
Receivables under resale agreements	—	90,998	—	—	90,998
Receivables under securities borrowed transactions	—	533	—	—	533
Trading assets, excluding derivative contracts:
Equities	21,100	8,104	178	—	29,382
Convertible debentures	—	4,920	43	—	4,963
Non-U.S. governments and agencies	34,080	3,383	546	—	38,009
Corporate debt	—	14,893	3,418	—	18,311
Preferred stock	—	131	207	—	338
Mortgages, mortgage-backed and asset-backed	—	5,394	3,768	—	9,162
U.S. Government and agencies	27,857	23,885	—	—	51,742
Municipals and money markets	994	10,037	2,009	—	13,040
Physical commodities and other	—	328	—	—	328
Total trading assets, excluding derivative contracts	84,031	71,075	10,169	—	165,275
Derivative contracts(2)	2,326	639,871	8,220	(621,203)	29,214
Investment securities available-for-sale:
U.S. treasury securities and agency debentures	405	—	—	—	405
Securities, mortgage-backed and asset backed
Non-agency MBS	—	60	—	—	60
Corporate ABS	—	161	45	—	206
Total investment securities available-for-sale	405	221	45	—	671
Investment securities non-qualifying	1,991	1,432	421	—	3,844
Total investment securities	2,396	1,653	466	—	4,515
Securities received as collateral	16,775	840	—	—	17,615
Loans, notes and mortgages	—	965	1,809		2,774
Other assets	—	—	1,302	—	1,302
Liabilities:
Payables under repurchase agreements	—	54,434	—	—	54,434
Short-term borrowings	—	5,732	—	—	5,732
Trading liabilities, excluding derivative contracts:
Equities	15,829	1,930	—	—	17,759
Convertible debentures	—	154	—	—	154
Non-U.S. governments and agencies	17,339	1,075	—	—	18,414
Corporate debt	—	8,509	—	—	8,509
Preferred stock	—	136	14	—	150
U.S. Government and agencies	17,137	737	—	—	17,874
Municipals, money markets and other	399	21	45	—	465

Total trading liabilities, excluding derivative contracts	50,704	12,562	59	—	63,325
Derivative contracts(2)	1,747	641,960	5,013	(624,056)	24,664
Obligation to return securities received as collateral	16,775	840	—	—	17,615
Other payables — interest and other	—	120	3	—	123
Long-term borrowings	—	30,826	1,743	—	32,569

During the three months ended March 31, 2012, approximately $1,740 million and $350 million of assets and liabilities, respectively, were transferred from Level 1 to Level 2, and approximately $250 million and $40 million of assets and liabilities, respectively, were transferred from Level 2 to Level 1. Approximately $640 million of the transfer from Level 1 to Level 2 was due to a restriction that became effective for a non-qualifying investment security.  The remaining transfers were the result of additional information associated with certain equities, derivative contracts and investment securities non-qualifying.

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

Level 3 Financial Instruments
The following tables provide a summary of changes in Merrill Lynch’s Level 3 financial assets and liabilities for the three months ended March 31, 2012 and March 31, 2011.

(dollars in millions)
	Level 3 Financial Assets and Liabilities Three Months Ended March 31, 2012
		Total Realized and Unrealized Gains or (Losses) included in Income			Total Realized and Unrealized Gains or (Losses) included in Income	Unrealized Gains or (Losses) to OCI	Sales	Purchases	Issuances	Settlements
	Beginning Balance	Principal Transactions	Other Revenue	Interest							Transfers In	Transfers Out	Ending Balance
Assets:
Trading assets, excluding derivative contracts:
Equities	$179	$1	$—	$—	$1	$—	(39)	41	$—	(9)	$7	$(2)	$178
Convertible debentures	99	2	—	—	2	—	(53)	—	—	—	5	(10)	43
Non-U.S. governments and agencies	342	24	—	—	24	—	(81)	273	—	—	—	(12)	546
Corporate debt	3,962	85	—	—	85	—	(523)	368	—	(154)	56	(376)	3,418
Preferred stock	227	12	—	—	12	—	(70)	38	—	(1)	1	—	207
Mortgages, mortgage-backed and asset-backed	3,199	90	—	—	90	—	(230)	166	—	(80)	736	(113)	3,768
Municipals and money markets	2,047	(6)	—	—	(6)	—	(132)	134	—	(11)	—	(23)	2,009
Total trading assets, excluding derivative contracts	10,055	208	—	—	208	—	(1,128)	1,020	—	(255)	805	(536)	10,169
Derivative contracts, net	4,495	(701)	—	—	(701)	—	(258)	353	—	(375)	59	(366)	3,207
Investment securities available-for-sale :
Corporate ABS	47	—	(2)	—	(2)	—	—	—	—	—	—	—	45
Total investment securities available-for-sale	47	—	(2)	—	(2)	—	—	—	—	—	—	—	45
Investment securities non-qualifying	574	—	(7)	—	(7)	—	(13)	9	—	(142)	—	—	421
Total investment securities	621	—	(9)	—	(9)	—	(13)	9	—	(142)	—	—	466
Loans, notes and mortgages	1,726	—	95	7	102	—	—	4	—	(23)	—	—	1,809
Other assets	1,349	—	(47)	—	(47)	—	—	—	—	—	—	—	1,302
Liabilities:
Trading liabilities, excluding derivative contracts:
Corporate debt	52	—	—	—	—	—	19	(38)	—	—	1	(34)	—
Preferred stock	16	(2)	—	—	(2)	—	—	(4)	—	—	—	—	14
Municipals, money markets and other	45	1	—	—	1	—	6	(6)	1	—	—	—	45
Total trading liabilities, excluding derivative contracts	113	(1)	—	—	(1)	—	25	(48)	1	—	1	(34)	59
Other payables - interest and other	10	—	3	—	3	—	—	(1)	—	—	—	(3)	3
Long-term borrowings	2,186	(139)	(44)	—	(183)	—	33	(68)	28	(377)	222	(464)	1,743

Transfers out for corporate debt primarily relates to increased market liquidity for certain corporate loans. Transfers in for mortgages, mortgage-backed and asset-backed is primarily the result of additional information related to certain CLOs. Transfers out for mortgages, mortgage-backed and asset-backed relates to increased market activity (i.e., executed trades) for certain loans backed by commercial real estate. Transfers out for derivative contracts, net primarily relates to increased price observability (i.e., market comparables) for certain total return swaps ("TRS") and foreign exchange swaps. Transfers in and out related to long-term borrowings are primarily due to changes in the impact of unobservable inputs on the value of certain equity-linked structured notes.

(dollars in millions)
	Level 3 Financial Assets and Liabilities Three Months Ended March 31, 2011
		Total Realized and Unrealized Gains or (Losses) included in Income			Total Realized and Unrealized Gains or (Losses) included in Income	Unrealized Gains or (Losses) to OCI	Sales	Purchases	Issuances	Settlements
	Beginning Balance	Principal Transactions	Other Revenue	Interest							Transfers In	Transfers Out	Ending Balance
Assets:
Trading assets, excluding derivative contracts:
Equities	$170	$34	$—	$—	$34	$—	(48)	60	$—	—	$—	$(1)	$215
Convertible debentures	—	—	—	—	—	—		119	—	—	—		119
Non-U.S. governments and agencies	243	5	—	—	5	—	(4)	48	—	—	—	(40)	252
Corporate debt	4,605	285	—	—	285	—	(1,069)	341	—	(39)	96	(221)	3,998
Preferred stock	287	9	—	—	9	—	(13)	3	—	—	39	—	325
Mortgages, mortgage-backed and asset-backed	5,747	329	—	—	329	—	(836)	561	—	(19)	1	(350)	5,433
Municipals and money markets	2,327	19	—	—	19	—	(909)	936	—	(23)	4	(4)	2,350
Total trading assets, excluding derivative contracts	13,379	681	—	—	681	—	(2,879)	2,068	—	(81)	140	(616)	12,692
Derivative contracts, net	6,368	(257)	—	—	(257)	—	(432)	337	—	(438)	299	(323)	5,554
Investment securities available-for-sale :
Mortgage-backed securities — agency CMOs	—	—	—	—	—	—	—	56	—	—	—	—	56
Mortgage-backed securities — non-agency MBSs	213	—	(9)	—	(9)	(19)	(82)	—	—	—	—	—	103
Total investment securities available-for-sale	213	—	(9)	—	(9)	(19)	(82)	56	—	—	—	—	159
Investment securities non-qualifying	3,394	—	220		220		(804)	22	—	(189)		(1,548)	1,095
Total investment securities	3,607	—	211	—	211	(19)	(886)	78	—	(189)	—	(1,548)	1,254
Loans, notes and mortgages	1,891	—	175	8	183	—	(169)	31	—	(42)	113	(14)	1,993

Liabilities:
Trading liabilities, excluding derivative contracts:
Corporate debt	—	—	—	—	—	—	52	—	—	—	—	—	52
Preferred stock	—	—	—	—	—	—	23	—	—	—	—	—	23
Municipals, money markets and other	—	—	—	—	—	—	22	—	—	—	—	—	22
Total trading liabilities, excluding derivative contracts	—	—	—	—	—	—	97	—	—	—	—	—	97
Other payables - interest and other	126	—	24	—	24	—	4	(6)	—	—	—	—	100
Long-term borrowings	2,396	(92)	(35)	—	(127)	—	—	(62)	43	(231)	300	(209)	2,364

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

The following tables provide the portion of gains or losses included in income for the three months ended March 31, 2012 and March 31, 2011 attributable to unrealized gains or losses relating to those Level 3 assets and liabilities held at March 31, 2012 and March 31, 2011, respectively.

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3 Assets and Liabilities Still Held
	Three Months Ended March 31, 2012
	Principal Transactions	Other Revenue	Interest	Total
Assets:
Trading assets, excluding derivative contracts:
Equities	$6	$—	$—	$6
Convertible debentures	2	—	—	2
Non-U.S. governments and agencies	13	—	—	13
Corporate debt	62	—	—	62
Preferred stock	3	—	—	3
Mortgages, mortgage-backed and asset-backed	50	—	—	50
Municipals and money markets	(8)	—	—	(8)
Total trading assets, excluding derivative contracts	128	—	—	128
Derivative contracts, net	(613)	—	—	(613)
Investment securities non-qualifying	—	(10)	—	(10)
Total investment securities	—	(10)	—	(10)
Loans, notes and mortgages	—	96	—	96
Other assets	—	(47)	—	(47)
Liabilities:
Trading liabilities, excluding derivative contracts:
Preferred stock	(2)	—	—	(2)
Municipals, money markets and other	1	—	—	1
Total trading liabilities, excluding derivative contracts	(1)	—	—	(1)
Other payables — interest and other	—	3	—	3
Long-term borrowings	(129)	(44)	—	(173)

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3 Assets and Liabilities Still Held
	Three Months Ended March 31, 2011
	Principal Transactions	Other Revenue	Interest	Total
Assets:
Trading assets, excluding derivative contracts:
Equities	$15	$—	$—	$15
Non-U.S. governments and agencies	3	—	—	3
Corporate debt	198	—	—	198
Preferred stock	6	—	—	6
Mortgages, mortgage-backed and asset-backed	243	—	—	243
Municipals and money markets	19	—	—	19
Total trading assets, excluding derivative contracts	484	—	—	484
Derivative contracts, net	(75)	—	—	(75)
Investment securities available-for-sale:
Mortgage-backed securities - non-agency MBSs	—	(19)	—	(19)
Total investment securities available-for-sale	—	(19)	—	(19)
Investment securities non-qualifying	—	(30)	—	(30)
Total investment securities	—	(49)	—	(49)
Loans, notes and mortgages	—	168	—	168
Liabilities:
Other payables — interest and other	—	22	—	22
Long-term borrowings	(92)	(35)	—	(127)

Level 3 Significant Inputs
The following tables present information about significant unobservable inputs related to material components of Merrill Lynch's Level 3 financial assets and liabilities as of March 31, 2012:

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in millions)		Inputs
Financial Instrument	Fair Value	Unobservable Inputs	Ranges of Inputs
Loans and Securities
Instruments backed by residential real estate assets	$1,656	Yield	1% to 25%
Loans, notes and mortgages	1,111	Prepayment Speeds	3% to 10% CPR
Trading assets - Mortgages, mortgage-backed and asset-backed	545	Default Rates	1% to 4% CDR
		Loss Severities	35% to 45%
Instruments backed by commercial real estate assets	$1,849	Yield	1% to 11%
Loans, notes and mortgages	248	Loss Severities	16% to 91%
Other assets	1,302
Trading assets - Mortgages, mortgage-backed and asset-backed	299
Instruments backed by other assets	$634	Yield	1% to 5%
Loans, notes and mortgages	450
Trading assets - Mortgages, mortgage-backed and asset-backed	184
Corporate loans and debt securities	$2,315	Yield (for loans)	2% to 20%
Trading assets - Corporate debt	2,315	Enterprise Value/EBITDA multiple	3x to 7x
Corporate CLOs and CDOs	$3,843	Yield	2% to 20%
Trading assets - Corporate debt	1,103	Prepayment Speed	5% to 25%
Trading assets - Mortgages, mortgage-backed and asset-backed	2,740	Default Rates	1% to 5%
		Loss Severity	25% to 40%
Auction Rate Securities	$2,009	Projected tender price / re-financing level	50% to 99%
Trading assets - Municipals and money markets	2,009
Structured liabilities
Long-term borrowings	$1,743	Correlation (Index/Index)	50% to 97%
		Correlation (Stock/Stock)	30% to 80%
		Long-Dated Volatilities	20% to 70%

CPR = Constant Prepayment Rate
CDR = Constant Default Rate

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in millions)		Inputs
Financial Instrument	Fair Value	Unobservable Inputs	Ranges of Inputs
Net Derivative Contracts
Credit default swaps referencing CLOs	$933	Yield	2% to 20%
		Prepayment Speed	5% to 25%
		Default Rates	1% to 5%
		Loss Severity	25% to 40%
Credit default swaps referencing other assets	$731	Yield	6% to 25%
		Upfront Points	53 to 99 points
		Correlation	45% to 70%
		Spread to Index	-1,000bps to 4,000bps
Structured credit derivatives	$1,121	Default Correlation	30% to 80%
		Wrong-way Correlation	20% to 50%
		Ratings Based Spreads	300 bps to 500 bps
Equity derivatives	$(467)	Correlation (Index/Index)	50% to 97%
		Correlation (Stock/Stock)	30% to 80%
		Long-Dated Volatilities	20% to 70%
Commodity derivatives	$(14)	Long term Natural Gas basis curve	-$0.53 to $0.22
Interest rate derivatives	$903	Correlation (IR/IR)	46% to 98%
		Correlation (FX/IR)	-65% to 50%
		Long Dated Inflation Rates	2% to 3%
		Long Dated Inflation Volatilities	1% to 2%
		Long Dated Volatilities (FX)	4% to 45%
		Long Dated Swap Rates	11% to 12%
Total net derivative contracts	$3,207

IR = Interest Rate
FX = Foreign Exchange

In the tables above, instruments valued using a discounted cash flow model include: instruments backed by residential and commercial real estate assets, including RMBS, CMBS, whole loans, mortgage CDOs and net monoline exposure and instruments backed by other assets (i.e., securities backed by non-real estate assets), corporate loans, debt securities, CLOs and CDOs. Market comparables are used in the valuation of auction rate securities, as well as certain corporate loans and debt securities. Structured liabilities primarily include equity-linked notes that are accounted for under the fair value option. The equity exposure in these instruments is valued using industry standard derivative pricing models such as Monte Carlo simulation and Black-Scholes.

Credit default swaps referencing CLOs and other assets, primarily CDS on residential and commercial single name and baskets, and commodity derivatives are valued using a discounted cash flow model. Structured credit derivatives include tranched portfolio CDS and derivatives with derivative product company ("DPC") and monoline counterparties. These instruments are valued using a Stochastic recovery correlation model which is adjusted for counterparty credit risk.

Equity and interest rate derivatives are valued using industry standard derivative pricing models such as Monte Carlo simulation, Black-Scholes and other numerical methods which, for example, model the joint dynamics of interest, inflation and foreign exchange rates.

In addition to the instruments disclosed in the table above, Merrill Lynch holds $421 million of Investment securities non-qualifying that are primarily comprised of certain direct private equity investments and private equity funds that are classified as Level 3.  Valuations of direct private equity investments are prepared internally based on the most recent portfolio company financial information. Inputs generally include market and acquisition comparables, entry level multiples, as well as other variables.  Merrill Lynch selects a valuation methodology (e.g., market comparables) for each investment and, in certain instances, multiple inputs are weighted to derive the most representative value.  Discounts are applied as appropriate to consider the lack of liquidity and marketability versus publicly traded companies.  For private equity funds, fair value is generally determined using the net asset value as provided by the individual fund's general partner.
Sensitivity of Fair Value Measurements to Changes in Unobservable Inputs

Loans and Securities

For instruments backed by residential real estate assets, commercial real estate assets, and corporate CLOs and CDOs, a significant increase in market yields, default rates or loss severities would result in a significantly lower fair value for long positions. Short positions would be impacted in a directionally opposite way. The impact of changes in prepayment speeds would have differing impacts depending on the seniority of the instrument and, in the case of CLOs, whether prepayments can be reinvested.

For student loan and municipal ARS, a significant increase in projected tender price/refinancing levels would result in a significantly higher fair value.

Structured Liabilities and Derivatives

For credit default swaps referencing CLOs and other assets, a significant increase in market yield, including spreads to indices, upfront points (i.e., a single upfront payment made by a protection buyer at inception) or spreads, default rates or loss severities would result in a significantly lower fair value for protection sellers and higher fair value for protection buyers. The impact of changes in prepayment speeds would have differing impacts depending on the seniority of the instrument and, in the case of CLOs, whether prepayments can be reinvested.

Default correlation, which is a parameter that describes the degree of dependence between credit default rates within a credit portfolio that underlies a credit derivative instrument, is utilized in valuing synthetic basket positions and structured credit derivatives. The sensitivity of this input on the fair value varies depending on the level of subordination of the tranche. For senior tranches that are net purchases of protection, a significant increase in default correlation would result in a significantly higher fair value. Net short protection positions would be impacted in a directionally opposite way.

Transactions with DPC counterparties are impacted by ratings-based spreads and wrong-way correlation with the underlying derivative exposure. Ratings-based spreads represent the CDS spread implied from liquid credits with comparable credit ratings. A significant increase in ratings-based spreads would result in a significantly lower fair value for net long positions. Net short positions would be impacted in a directionally opposite way. Wrong-way correlation is a parameter that describes the probability that as exposure to a counterparty increases the credit quality of the counterparty decreases. A significantly higher degree of wrong-way correlation between the DPC counterparty and underlying derivative exposure would also result in a significantly lower fair value.

For equity derivatives, equity-linked long-term debt (structured liabilities) and interest rate derivatives, a significant change in long-dated inflation and swap rates and volatilities and correlation inputs (e.g., the degree of correlation between an equity security to an index, between two different interest rates or between interest rates and foreign exchange rates) would result in a significant impact to the fair value. However, the magnitude and direction of the impact depends on Merrill Lynch's exposure.
Non-recurring Fair Value
Certain assets and liabilities are measured at fair value on a non-recurring basis and are not included in the tables above. These assets and liabilities primarily include loans and loan commitments held for sale that are reported at lower of cost or fair value and loans held for investment that were initially measured at cost and have been written down to fair value as a result of an impairment. The following tables show the fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2012 and December 31, 2011, respectively.

(dollars in millions)
	Non-Recurring Basis			Gains (Losses)	Gains (Losses)
	as of March 31, 2012			Three Months Ended	Three Months Ended
	Level 2	Level 3	Total	March 31, 2012	March 31, 2011
Assets:
Investment securities non-qualifying	$—	$4	$4	$—	$(4)
Loans, notes and mortgages	70	127	197	12	35
Other assets	—	12	12	—	—
Liabilities:
Other payables - interest and other	$—	$9	$9	$—	$(1)

(dollars in millions)
	Non-Recurring Basis
	as of December 31, 2011
	Level 2	Level 3	Total
Assets:
Investment securities non-qualifying	$—	$5	$5
Loans, notes and mortgages	298	245	543
Other assets	—	19	19

Loans, notes and mortgages includes held for sale loans that are carried at the lower of cost or fair value and for which the fair value was below the cost basis at March 31, 2012 and December 31, 2011. It also includes certain impaired held for investment loans where an allowance for loan losses has been calculated based upon the fair value of the loans or collateral. Level 3 assets as of March 31, 2012 and December 31, 2011 primarily relate to commercial real estate loans that are classified as held for sale where there continues to be significant illiquidity in the loan trading and securitization markets.

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
The following tables provide information about the line items in the Consolidated Statements of (Loss) Earnings where changes in fair values of assets and liabilities, for which the fair value option election has been made, are included for the three months ended March 31, 2012 and March 31, 2011.

(dollars in millions)
	Changes in Fair Value For the Three Months Ended March 31, 2012, for Items Measured at Fair Value Pursuant to the Fair Value Option Election			Changes in Fair Value For the Three Months Ended March 31, 2011, for Items Measured at Fair Value Pursuant to the Fair Value Option Election
	Gains (Losses) Principal Transactions	Gains (Losses) Other Revenues	Total Changes in Fair Value	Gains (Losses) Principal Transactions	Gains (Losses) Other Revenues	Total Changes in Fair Value
Assets:
Receivables under resale agreements	$(34)	$—	$(34)	$(59)	$—	$(59)
Investment securities	—	5	5	—	29	29
Loans	26	92	118	—	138	138
Liabilities:
Payables under repurchase agreements	(34)	—	(34)	11	—	11
Short-term borrowings	7	—	7	56	—	56
Other payables — interest and other	—	49	49	—	13	13
Long-term borrowings	(2,433)	—	(2,433)	(361)	—	(361)

The following describes the rationale for electing to account for certain financial assets and liabilities at fair value, as well as the impact of instrument-specific credit risk on the fair value.
Resale and repurchase agreements
Merrill Lynch elected the fair value option for certain resale and repurchase agreements and, to a lesser extent, securities borrowing agreements. The fair value option election was made based on the tenor of the agreements, which reflect the magnitude of the interest rate risk. The majority of resale and repurchase agreements collateralized by U.S. Government securities were excluded from the fair value option election as these contracts are generally short-dated and therefore the interest rate risk is not considered significant. Amounts loaned under resale agreements require collateral with a market value equal to or in excess of the principal amount loaned, resulting in minimal credit risk for such transactions.
Loans and loan commitments

Merrill Lynch elected the fair value option for certain loans that are risk managed on a fair value basis. Upon the acquisition of Merrill Lynch by Bank of America, Merrill Lynch also elected the fair value option for certain mortgage, corporate, and leveraged loans and loan commitments. The changes in the fair value of loans and commitments, for which the fair value option was elected, that were attributable to changes in borrower-specific credit risk were not material for the three months ended March 31, 2012 and March 31, 2011.
As of March 31, 2012 and December 31, 2011, the aggregate fair value of loans for which the fair value option election has been made that were 90 days or more past due was $18 million and $28 million, respectively, and the aggregate fair value of loans that were in non-accrual status was $108 million and $117 million at March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012 and December 31, 2011, the unpaid principal amount due exceeded the aggregate fair value of such loans that are 90 days or more past due and/or in non-accrual status by $168 million and $172 million, respectively.

Short-term and long-term borrowings

Merrill Lynch elected the fair value option for certain short-term and long-term borrowings that are risk managed on a fair value basis (e.g., structured notes) and/or for which hedge accounting under Derivatives Accounting had been difficult to obtain. The majority of the fair value changes on long-term borrowings are from structured notes with coupon or repayment terms that are linked to the performance of debt and equity securities, indices, currencies or commodities. Excluding gains (losses) related to changes in Merrill Lynch's credit spreads, the majority of the gains (losses) for the respective years are offset by gains (losses) on derivatives and securities that economically hedge these borrowings and that are accounted for at fair value. The changes in the fair value of liabilities for which the fair value option election was made that were attributable to changes in Merrill Lynch's credit spreads were losses of approximately $2.1 billion and $0.3 billion for the three months ended March 31, 2012 and March 31, 2011, respectively. Changes in Merrill Lynch specific credit risk are derived by isolating fair value changes due to changes in Merrill Lynch's credit spreads as observed in the secondary cash market.

The fair value option was also elected for certain non-recourse long-term borrowings and secured borrowings issued by consolidated VIEs. The fair value of these borrowings is not materially affected by changes in Merrill Lynch's creditworthiness.

The following tables present the difference between fair values and the aggregate contractual principal amounts of receivables under resale agreements, receivables under securities borrowed transactions, loans and long-term borrowings for which the fair value option election has been made as of March 31, 2012 and December 31, 2011.

(dollars in millions)
	Fair Value at	Principal Amount Due Upon Maturity
	March 31, 2012		Difference
Assets:
Receivables under resale agreements	$90,998	$90,578	$420
Receivables under securities borrowed transactions	533	557	(24)
Loans (1)	3,237	4,283	(1,046)
Liabilities:
Long-term borrowings (2)	32,569	34,580	(2,011)

(1)	Includes trading loans with a fair value of $463 million.

(2)
The majority of the difference between the fair value and principal amount due upon maturity at March 31, 2012 relates to the impact of changes in Merrill Lynch's credit spreads, as well as the fair value of the embedded derivative, where applicable.

(dollars in millions)
	Fair Value at	Principal Amount Due Upon Maturity
	December 31, 2011		Difference
Assets:
Receivables under resale agreements	$85,652	$85,197	$455
Receivables under securities borrowed transactions	259	287	(28)
Loans (1)	2,742	4,023	(1,281)
Liabilities:
Long-term borrowings(2)	30,325	36,537	(6,212)

(1)	Includes loans held for sale with a fair value of $420 million, accounted for under the fair value option, which were reclassified to trading assets because they are risk managed on that basis.

(2)
The majority of the difference between the fair value and principal amount due upon maturity at December 31, 2011 relates to the impact of changes in Merrill Lynch's credit spreads, as well as the fair value of the embedded derivative, where applicable.

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
The classifications of financial instruments within the fair value hierarchy have been derived using methodologies described in Note 4 to the Condensed Consolidated Financial Statements.
The following disclosures relate to financial instruments for which the ending balances at March 31, 2012 and December 31, 2011 are not carried at fair value in their entirety on Merrill Lynch’s Condensed Consolidated Balance Sheets.
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
For purposes of the fair value hierarchy, cash is classified as Level 1. Cash equivalents (including time deposits placed and other short-term investments) and securities segregated for regulatory purposes or deposited with clearing organizations are classified as Level 1 and Level 2. Securities financing transactions are classified as Level 2. Customer receivables and payables are primarily classified as Level 2. Broker-dealer receivables and payables, and commercial paper and other short-term borrowings are classified as Level 2.
Loans, Notes and Mortgages
Fair values were generally determined by discounting both principal and interest cash flows expected to be collected using a discount rate for similar instruments with adjustments that Merrill Lynch believes a market participant would consider in determining fair value. Merrill Lynch estimates the cash flows expected to be collected using internal credit risk, interest rate and prepayment risk models that incorporate its best estimate of current key assumptions, such as default rates, loss severity and prepayment speeds for the life of the loan. Merrill Lynch elected the fair value option for certain loans and loan commitments. See Note 4 for additional information.
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
Long-term Borrowings
Merrill Lynch uses quoted market prices, when available, to estimate the fair value of its long-term borrowings. When quoted market prices are not available, fair value is estimated based on current market interest rates and credit spreads for Merrill Lynch debt with similar terms and maturities. Merrill Lynch elected the fair value option for certain long-term borrowings, including structured notes. See Note 4 for additional information.

The following table presents the carrying value and fair value, by fair value hierarchy, of Merrill Lynch's loans, notes and mortgages, deposits and long-term borrowings at March 31, 2012. See Note 4 for further information regarding the fair value hierarchy:

(dollars in millions)
		Fair Value Measurement
		as of March 31, 2012
	Carrying Value	Level 2	Level 3	Total
Financial assets
Loans, notes and mortgages (1)	$20,429	$511	$19,689	$20,200
Financial liabilities
Deposits	12,538	12,538	—	12,538
Long-term borrowings (2)	105,688	104,326	1,743	106,069

(1)	Loans are presented net of the allowance for loan losses.

(2)	Includes junior subordinated notes (related to trust preferred securities).

The following table presents the carrying value and fair value of loans, notes and mortgages, deposits and long-term borrowings at December 31, 2011:

(dollars in millions)
	December 31, 2011
	Carrying Value	Fair Value
Financial assets
Loans, notes and mortgages(1)	$20,574	$20,048
Financial liabilities
Deposits	12,364	12,364
Long-term borrowings (2)	110,718	102,339

(1)	Loans are presented net of the allowance for loan losses.

(2)	Includes junior subordinated notes (related to trust preferred securities).

Note 6.	Derivatives

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

Derivatives Accounting establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities. Derivatives Accounting requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The fair value of all derivatives and associated cash collateral is recorded on a net-by-counterparty basis on the Condensed Consolidated Balance Sheets where Merrill Lynch believes a legal right of setoff exists under an enforceable netting agreement. All derivatives, including bifurcated embedded derivatives within structured notes, are reported on the Condensed Consolidated Balance Sheets as trading assets and liabilities.

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

Derivatives that contain a significant financing element

Merrill Lynch may enter into certain transactions that are documented as derivatives where a significant cash investment is made by one party. Certain derivative instruments that contain a significant financing element at inception and where Merrill Lynch is deemed to be the borrower are included in financing activities in the Condensed Consolidated Statements of Cash Flows. The cash flows from all other derivative transactions that do not contain a significant financing element at inception are included in operating activities.

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

Changes in the fair value of these interest rate and foreign currency derivatives are reported in interest expense or other revenues.

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

Certain derivatives, primarily entered into with an affiliate, qualify as accounting hedges under Derivatives Accounting. These derivatives are designated as one of the following:

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

2.  A hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in OCI until earnings are affected by the variability of cash flows of the hedged asset or liability or when the forecasted purchase or sale occurs. All cash flow hedges were de-designated in 2011. See Note 6 to the

Consolidated Financial Statements in the 2011 Annual Report for further information. The amount remaining in OCI that is expected to be reclassified into earnings in the next 12 months is not material.

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

Hedge accounting activity for 2012 and 2011 included the following:
Fair value hedges

(dollars in millions)
	2012			2011
	Derivative (1)	Hedged Item (1)(2)	Hedge Ineffectiveness (1)	Derivative (1)	Hedged Item (1)(2)	Hedge Ineffectiveness (1)
For the three months ended March 31:
Interest rate risk on USD denominated long-term borrowings	$(411)	$274	$(137)	$(342)	$247	$(95)
Interest rate risk on foreign currency denominated long-term borrowings	88	(115)	(27)	273	(322)	(49)
Commodity price risk on commodity inventory	23	(23)	—	(4)	4	—

	2012			2011
	Trading Assets	Trading Liabilities		Trading Assets	Trading Liabilities

As of March 31, 2012 and December 31, 2011:
Carrying value of hedging derivatives
Long-term borrowings	$5,943	$588		$6,940	$841
Commodity inventory	86	4		70	5
Notional amount of hedging derivatives
Long-term borrowings	40,545	9,876		44,180	11,092
Commodity inventory	135	5		152	6

(1)	Amounts are recorded in interest expense and other revenues for long-term borrowings and principal transactions for commodity inventory.

(2)	Excludes the impact of the accretion of purchase accounting adjustments made to certain long-term borrowings in connection with the acquisition of Merrill Lynch by Bank of America.

Net investment hedges of foreign operations

(dollars in millions)
		2012			2011
	Gains (losses) Recognized in Accumulated OCI	Gains (losses) in Income Reclassified from Accumulated OCI (1)	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (2)	Gains (losses) Recognized in Accumulated OCI	Gains (losses) in Income Reclassified from Accumulated OCI (1)	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (2)
For the three months ended March 31:
Foreign exchange risk	$(445)	$41	$2	$(467)	$(3)	$(70)

		2012			2011
As of March 31, 2012 and December 31, 2011:
Carrying value of hedging derivatives
Trading assets		$336			$690
Trading liabilities		633			492
Carrying value of non-derivative hedges
Long-term borrowings		—			61
Notional amount of hedging derivatives
in an asset position		12,240			20,068
in a liability position		14,454			7,338

(1)	Amounts are recorded in other revenues.

(2)	Amounts are recorded in other revenues and interest expense.
Net gains (losses) on economic hedges

(dollars in millions)
	2012(1)	2011(1)
For the three months ended March 31:
Interest rate risk	$(6)	$(81)
Foreign currency risk	199	2,091
Credit risk	(49)	(15)

(1)	Amounts are recorded in other revenues and interest expense.

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

The following tables identify the primary risk for derivative instruments, which includes trading, non-trading and bifurcated embedded derivatives, at March 31, 2012 and December 31, 2011. The primary risk is provided on a gross basis, prior to the application of the impact of counterparty and cash collateral netting.

(dollars in millions)
	As of March 31, 2012
	Contract/ Notional	Trading Assets- Derivative Contracts	Contract/ Notional	Trading Liabilities- Derivative Contracts
Interest rate contracts
Swaps	$8,018,311	$492,672	$7,682,832	$488,598
Futures and forwards	2,305,262	1,504	2,297,324	1,417
Written options	—	—	1,385,809	61,308
Purchased options	1,336,671	64,225	—	—
Foreign exchange contracts
Swaps	792,287	27,130	798,320	33,202
Spot, futures and forwards	88,004	2,235	92,636	2,645
Written options	—	—	265,242	6,074
Purchased options	250,860	5,972	—	—
Equity contracts
Swaps	26,310	1,145	25,262	1,239
Futures and forwards	29,256	1,472	27,151	1,534
Written options	—	—	273,448	16,157
Purchased options	274,762	14,990	—	—
Commodity contracts
Swaps	41,005	4,747	34,518	5,502
Futures and forwards	309,977	5,739	304,711	3,437
Written options	—	—	160,926	10,865
Purchased options	158,610	10,757	—	—
Credit derivatives
Purchased protection:
Credit default swaps	140,862	14,085	91,386	2,080
Total return swaps	6,987	1,254	6,198	911
Other credit derivatives	196	2	68	—
Written protection:
Credit default swaps	94,394	2,174	141,489	13,647
Total return swaps	5,436	314	1,325	102
Other credit derivatives	85	—	450	2
Gross derivative assets/liabilities	$13,879,275	$650,417	$13,589,095	$648,720
Less: Legally enforceable master netting		(593,571)		(593,571)
Less: Cash collateral applied		(27,632)		(30,485)
Total derivative assets and liabilities		$29,214		$24,664

(dollars in millions)
	As of December 31, 2011
	Contract/ Notional	Trading Assets- Derivative Contracts	Contract/ Notional	Trading Liabilities- Derivative Contracts
Interest rate contracts
Swaps	$8,196,809	$564,696	$7,978,404	$560,638
Futures and forwards	2,117,971	1,510	2,003,741	1,339
Written options	—	—	1,419,278	66,733
Purchased options	1,336,149	69,812	—	—
Foreign exchange contracts
Swaps	766,899	27,312	798,173	35,299
Spot, futures and forwards	104,356	3,887	98,411	3,791
Written options	—	—	249,575	7,437
Purchased options	236,465	7,220	—	—
Equity contracts
Swaps	23,233	1,028	22,887	1,141
Futures and forwards	30,791	1,747	20,988	1,450
Written options	—	—	345,947	14,596
Purchased options	341,731	14,816	—	—
Commodity contracts
Swaps	35,681	4,823	36,391	5,799
Futures and forwards	233,567	5,254	236,919	3,183
Written options	—	—	140,600	9,443
Purchased options	139,312	9,426	—	—
Credit derivatives
Purchased protection:
Credit default swaps	174,857	20,124	67,664	1,416
Total return swaps	2,771	407	3,493	291
Other credit derivatives	274	3	25	—
Written protection:
Credit default swaps	66,841	1,737	179,907	19,061
Total return swaps	4,350	226	1,239	129
Other credit derivatives	—	—	25	1
Gross derivative assets/liabilities	$13,812,057	$734,028	$13,603,667	$731,747
Less: Legally enforceable master netting		(672,524)		(672,524)
Less: Cash collateral applied		(26,491)		(32,984)
Total derivative assets and liabilities		$35,013		$26,239

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

Sales and trading revenue includes changes in fair value and realized gains and losses on the sales of trading and other assets, which are included in principal transactions and other revenues, net interest income, and commissions. Initial trading related revenue is generated by the difference in the client price for an instrument and the price at which the trading desk can execute the trade in the dealer market. That revenue is included within principal transactions on the Condensed Consolidated Statement of (Loss) Earnings. For equity securities, commissions related to purchases and sales are recorded in commissions on the Condensed Consolidated Statement of (Loss) Earnings. Changes in the fair value of these equity securities are included in principal transactions. These amounts are reflected in equity risk in the tables below. For debt securities, revenue, with the exception of interest, is typically included in principal transactions. Unlike commissions for equity securities, the initial revenue related to broker/dealer services for debt securities is included in the pricing of the instrument rather than charged through separate fee agreements. Therefore, this revenue is recorded in principal transactions as part of the initial mark to fair value. In transactions where Merrill Lynch acts as an agent, fees are earned and recorded in commissions. In the tables below, most sovereign government debt securities are reflected in interest rate risk. All other government debt securities (including, for example, municipal bonds and emerging markets sovereign debt) and corporate debt securities are included in credit risk.

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

The following tables identify the amounts in the income statement line items attributable to trading and non-trading activities, including both derivatives and non-derivative cash instruments categorized by primary risk for the three months ended March 31, 2012 and March 31, 2011.

Non-trading related amounts include activities in connection with principal investment, wealth management, and certain lending activities; economic hedging activity discussed in the Non-trading derivatives section above; and the impact of changes in Merrill Lynch's own creditworthiness on borrowings accounted for at fair value.
For The Three Months Ended March 31, 2012

(dollars in millions)
	Principal Transactions	Commissions	Other Revenues(1)	Net Interest Income (Expense)	Total
Interest rate risk	$169	$18	$—	$207	$394
Foreign exchange risk	25	—	—	—	25
Equity risk	420	719	20	50	1,209
Commodity risk	260	—	—	(28)	232
Credit risk	1,150	—	77	532	1,759
Total trading related	2,024	737	97	761	3,619
Non-trading related	(2,165)	618	673	(831)	(1,705)
Total	$(141)	$1,355	$770	$(70)	$1,914

(1) Includes other income and other-than-temporary impairment losses on available-for-sale debt securities.

For The Three Months Ended March 31, 2011

(dollars in millions)
	Principal Transactions	Commissions	Other Revenues(1)	Net Interest Income (Expense)	Total
Interest rate risk	$120	$22	$13	$183	$338
Foreign exchange risk	4	—	—	1	5
Equity risk	487	901	30	86	1,504
Commodity risk	133	—	(1)	(29)	103
Credit risk	726	14	210	677	1,627
Total trading related	1,470	937	252	918	3,577
Non-trading related	(299)	653	1,606	(871)	1,089
Total	$1,171	$1,590	$1,858	$47	$4,666

(1)	Includes other income and other-than-temporary impairment losses on available-for-sale debt securities.

Derivatives as guarantees

Merrill Lynch enters into certain derivative contracts that meet the definition of a guarantee under ASC 460, Guarantees (“Guarantees Accounting”). Merrill Lynch considers all credit derivatives and credit-related notes that can potentially be used by clients to protect against changes in an underlying to be guarantees.

Merrill Lynch’s derivatives that act as guarantees at March 31, 2012 and December 31, 2011 are summarized below:

(dollars in millions)
	Maximum Payout/ Notional	Less than 1 year	1 − 3 years	3 − 5 years	Over 5 years	Carrying Value(1)
At March 31, 2012:
Derivative contracts:
Credit derivatives:
Investment grade(2)	$124,608	$22,997	$45,861	$42,492	$13,258	$2,515
Non-investment grade(2)	118,571	12,572	26,416	39,566	40,017	11,236
Total credit derivatives	243,179	35,569	72,277	82,058	53,275	13,751
Credit related notes:
Investment grade(2)	2,808	2	33	190	2,583	2,808
Non-investment grade(2)	904	125	59	57	663	904
Total credit related notes	3,712	127	92	247	3,246	3,712
Total derivative contracts	$246,891	$35,696	$72,369	$82,305	$56,521	$17,463
At December 31, 2011:
Derivative contracts:
Credit derivatives:
Investment grade(2)	$130,770	$22,021	$47,593	$46,918	$14,238	$4,189
Non-investment grade(2)	121,592	13,263	26,428	38,301	43,600	15,002
Total credit derivatives	252,362	35,284	74,021	85,219	57,838	19,191
Credit related notes:
Investment grade(2)	2,038	—	5	132	1,901	2,038
Non-investment grade(2)	1,026	123	66	58	779	1,026
Total credit related notes	3,064	123	71	190	2,680	3,064
Total derivative contracts	$255,426	$35,407	$74,092	$85,409	$60,518	$22,255

(1)	Derivative contracts are shown on a gross basis prior to counterparty or cash collateral netting.

(2)	Refers to the creditworthiness of the underlying reference obligations.

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

Merrill Lynch economically hedges its exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, Merrill Lynch purchases credit protection with identical underlying referenced names to offset its exposure. At March 31, 2012 and December 31, 2011, the notional value and carrying value of credit protection purchased and credit protection sold by Merrill Lynch with identical underlying referenced names was:

(dollars in millions)
	Maximum Payout/ Notional	Less than 1 year	1 − 3 years	3 − 5 years	Over 5 years	Carrying Value(1)
At March 31, 2012:
Credit derivatives purchased	$210,132	$30,061	$58,006	$79,847	$42,218	$9,212
Credit derivatives sold	220,387	34,088	60,702	76,865	48,732	9,832
At December 31, 2011:
Credit derivatives purchased	219,358	31,335	63,284	77,485	47,254	15,563
Credit derivatives sold	219,669	33,852	61,797	77,527	46,493	15,502

(1)	Derivative contracts are shown on a gross basis prior to counterparty or cash collateral netting.

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

Where Merrill Lynch has entered into legally enforceable netting agreements with counterparties, it reports derivative assets and liabilities, and any related cash collateral, net in the Condensed Consolidated Balance Sheets in accordance with ASC 210-20, Balance Sheet-Offsetting. At March 31, 2012 and December 31, 2011, cash collateral received of $27.6 billion and $26.5 billion, respectively, and cash collateral paid of $30.5 billion and $33.0 billion, respectively, was netted against derivative assets and liabilities. The enforceability of master netting agreements under bankruptcy laws in certain countries or in certain industries is not free from doubt, and receivables and payables with counterparties in these countries or industries are accordingly reported on a gross basis.

Merrill Lynch considers the impact of counterparty credit risk on the valuation of derivative contracts. Factors used to determine the CVA on the derivatives portfolio include current exposure levels (i.e., fair value prior to CVA) and expected exposure levels profiled over the maturity of the contracts. CDS market information, including either quoted single name CDS or index or other proxy CDS, is also considered. In addition, the CVA also takes into account the netting and credit provisions of relevant agreements including collateral margin agreements and master netting agreements. During the three months ended March 31, 2012 and March 31, 2011, CVA (net of hedges) of approximately $0.2 billion of gains and $0.5 billion of losses, respectively, was recognized in principal transactions for counterparty credit risk. At March 31, 2012 and December 31, 2011, the cumulative CVA that was reflected in derivative assets was $1.4 billion and $1.5 billion, respectively. In addition, the fair value of derivative liabilities is adjusted to reflect the impact of Merrill Lynch's credit quality. During the three months ended March 31, 2012 and March 31, 2011, DVA (net of hedges) of approximately $0.7 billion and $0.2 billion of losses were recognized in principal transactions for changes in Merrill Lynch's credit risk. At March 31, 2012 and December 31, 2011, the cumulative DVA that was reflected in the derivative liabilities balance was $0.7 billion and $1.1 billion, respectively.

Monoline derivative credit exposure at March 31, 2012 had a notional value of $12.9 billion compared with $15.8 billion at December 31, 2011. The fair value of monoline derivative credit exposure was $1.5 billion at March 31, 2012 compared with $1.7 billion at December 31, 2011. At March 31, 2012, the CVA related to monoline derivative trading instruments exposure was $235 million compared with $382 million at December 31, 2011, which reduced Merrill Lynch's net exposure to $1.2 billion at March 31, 2012. Monoline related gains for the quarter ended March 31, 2012 were $115 million.

Bank of America has guaranteed the performance of Merrill Lynch on certain derivative transactions. The aggregate amount of such derivative liabilities was approximately $0.7 billion at March 31, 2012.
Credit-risk related contingent features

Most of Merrill Lynch's derivative contracts contain credit risk related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom Merrill Lynch has transacted. These contingent features may be for the benefit of Merrill Lynch as well as its counterparties with respect to changes in Merrill Lynch's creditworthiness and the exposure under the derivative transactions. At March 31, 2012 and December 31, 2011, Merrill Lynch held cash and securities collateral of $39.2 billion and $40.9 billion and posted collateral of $39.9 billion and $45.2 billion in the normal course of business under derivative agreements.

At March 31, 2012, the amount of collateral, calculated based on the terms of the contracts that Merrill Lynch could be required to post to counterparties but had not yet posted to counterparties was approximately $1.8 billion.

Some counterparties are currently able to unilaterally terminate certain contracts, or Merrill Lynch may be required to take other action such as find a suitable replacement or obtain a guarantee. At March 31, 2012, the current liability for these derivative contracts was $0.6 billion, against which Merrill Lynch had posted $0.4 billion of collateral.

In addition, under the terms of certain OTC derivative contracts and other trading agreements, in the event of a further credit rating downgrade of ML & Co. or certain subsidiaries that have entered into these transactions, counterparties to those agreements may require ML & Co. or certain subsidiaries to provide additional collateral or to terminate these contracts or agreements or provide other remedies. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or market value of the exposure. At March 31, 2012, if the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by one incremental notch, the amount of additional collateral contractually required by such derivative contracts and other trading agreements would have been approximately $0.5 billion. If the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by a second incremental notch, approximately $0.6 billion in additional collateral would have been required.

Also, if the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by one incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of March 31, 2012 was $1.3 billion, against which $0.6 billion of collateral had been posted. Further, if the rating agencies had downgraded their long-term debt ratings for ML & Co. or certain subsidiaries by a second incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of March 31, 2012 was an incremental $3.6 billion, against which $3.4 billion of collateral had been posted.

Note 7.	Securities Financing Transactions
Merrill Lynch enters into secured borrowing and lending transactions in order to meet customers’ needs and earn residual interest rate spreads, obtain securities for settlement and finance trading inventory positions.
Under these transactions, Merrill Lynch either receives or provides collateral, including U.S. Government and agency securities, asset-backed, corporate debt, equity, and non-U.S. government and agency securities. Merrill Lynch receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and other loans. Under most agreements, Merrill Lynch is permitted to sell or repledge the securities received (e.g., use the securities to secure repurchase agreements, enter into securities lending transactions, or deliver to counterparties to cover short positions). At March 31, 2012 and December 31, 2011, the fair value of securities received as collateral where Merrill Lynch is permitted to sell or repledge the securities was $452 billion and $418 billion, respectively, and the fair value of the portion that had been sold or repledged was $395 billion and $349 billion, respectively. Merrill Lynch may use securities received as collateral for resale agreements to satisfy regulatory requirements such as Rule 15c3-3 of the Securities Exchange Act of 1934.
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

2012 and December 31, 2011 are as follows:

(dollars in millions)
	March 31, 2012	December 31, 2011
Trading asset category
Equities and convertible debentures	$9,765	$6,469
Corporate debt and preferred stock	8,398	7,961
U.S. Government and agencies	25,596	22,689
Non-U.S. governments and agencies	1,158	627
Mortgages, mortgage-backed, and asset-backed securities	2,266	1,959
Municipals and money markets	48	561
Total	$47,231	$40,266
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

Investment securities on the Condensed Consolidated Balance Sheets include:

•
Investments within the scope of Investment Accounting that are held by ML & Co. and certain of its non-broker-dealer subsidiaries consist of debt held-for-investment and liquidity and collateral management purposes that are classified as available-for-sale.

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

Investment securities reported on the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011 are presented below.

(dollars in millions)
	March 31, 2012	December 31, 2011
Investment securities
Available-for-sale	$671	$694
Non-qualifying(1)
Equity investments	3,508	3,810
Other investments	2,496	2,180
Total	$6,675	$6,684

(1)	Investments that are non-qualifying for Investment Accounting purposes.

For the three months ended March 31, 2012 and March 31, 2011, other-than-temporary impairment ("OTTI") losses related to non-agency mortgage-backed AFS securities were $2 million and $38 million respectively. Net impairment losses recognized in earnings represent the credit component of OTTI losses on AFS debt securities and total OTTI losses for AFS debt securities that Merrill Lynch does not intend to hold to recovery. Those amounts were $2 million and $37 million for the three months ended March 31, 2012 and March 31, 2011, respectively. Refer to Note 1 for Merrill Lynch's accounting policy regarding OTTI of investment securities.
Information regarding investment securities subject to Investment Accounting follows.

(dollars in millions)
	March 31, 2012
	Amortized Cost	Fair Value
Available-for-Sale
Securities, mortgage-backed and asset-backed:
Corporate ABS	$206	$206
Non-agency mortgage backed securities	60	60
Subtotal	266	266
U.S. Government and agencies	405	405
Total available-for-sale securities	$671	$671

(dollars in millions)
	December 31, 2011
	Amortized Cost	Fair Value
Available-for-Sale
Securities, mortgage-backed and asset-backed:
Corporate ABS	$47	$47
Non-agency mortgage backed securities	249	249
Subtotal	296	296
U.S. Government and agencies	398	398
Total available-for-sale securities	$694	$694

There were no material gross unrealized gains or losses associated with available-for-sale securities as of March 31, 2012 or December 31, 2011. Additionally, there were no individual securities that had been in a continuous unrealized loss position for a year or more as of March 31, 2012 or December 31, 2011.

The amortized cost and fair value of available-for-sale debt securities by expected maturity for mortgage-backed securities and contractual maturity for other debt securities at March 31, 2012 are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$612	$612
Due after one year through five years	59	59
Due after five years through ten years	—	—
Due after ten years	—	—
Total(1)	$671	$671

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay their obligations with or without prepayment penalties.

The proceeds and gross realized gains (losses) from the sale of available-for-sale securities during the three months ended March 31, 2012 and March 31, 2011 are as follows:

(dollars in millions)
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Proceeds	$3	$1,587
Gross realized gains	—	44
Gross realized losses	—	—

At March 31, 2012 and December 31, 2011, Merrill Lynch held certain investments that were accounted for under the equity method of accounting, none of which were individually material.

Note 9.	Securitizations and Other Variable Interest Entities (“VIEs”)

Merrill Lynch utilizes VIEs in the ordinary course of business to support its own and its customers' financing and investing needs. Merrill Lynch securitizes loans and debt securities using VIEs as a source of funding and as a means of transferring the economic risk of the loans or debt securities to third parties. The assets are transferred into a trust or other securitization vehicle such that the assets are legally isolated from the creditors of Merrill Lynch and are not available to satisfy its obligations. These assets can only be used to settle obligations of the trust or other securitization vehicle. Merrill Lynch also administers, structures or invests in other VIEs including municipal bond trusts, CDOs and other entities as described in more detail below.

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

The tables below present the assets and liabilities of consolidated and unconsolidated VIEs if Merrill Lynch has continuing involvement with transferred assets or if Merrill Lynch otherwise has a variable interest in the VIE. For consolidated VIEs, these amounts are net of intercompany balances. The tables also present Merrill Lynch's maximum loss exposure resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which Merrill Lynch holds a variable interest as of March 31, 2012 and December 31, 2011. Merrill Lynch's maximum loss exposure is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on Merrill Lynch's Condensed Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. Merrill Lynch's maximum loss exposure does not include losses previously recognized.

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

The following table summarizes certain information related to Loan VIEs in which Merrill Lynch is either the transferor, servicer or sponsor and holds a variable interest as of March 31, 2012 and December 31, 2011.

(dollars in millions)
	Non-Agency
	Prime		Subprime		Commercial Mortgage
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Unconsolidated VIEs:
Maximum loss exposure(1)	$9	$16	$110	$52	$100	$130
Senior securities held
Trading assets	$1	$1	$2	$2	$8	$19
Subordinated securities held
Trading assets	—	—	63	8	1	1
Residual interests held	2	8	—	—	26	42
Total retained securities(2)	$3	$9	$65	$10	$35	$62
Principal balance outstanding(3)	$172	$191	$6,067	$6,192	$19,792	$24,545

(1)	Maximum loss exposure excludes liabilities for representations and warranties.

(2)	Substantially all of the securities were in Level 2 in the fair value hierarchy.

(3)	Principal balance outstanding includes those loans that Merrill Lynch transferred and with which it has continuing involvement.

In accordance with consolidation guidance, Merrill Lynch consolidates Loan VIEs in which it has a controlling financial interest. For loan securitizations, Merrill Lynch is considered to have a controlling financial interest (i.e., is the primary beneficiary) when it is the servicer of the loans and also holds a financial interest that could potentially be significant to the entity. If Merrill Lynch is not the servicer of an entity or does not hold a financial interest that could be significant to the entity, Merrill Lynch does not have a controlling financial interest and does not consolidate the entity. Merrill Lynch did not have a controlling financial interest in Loan VIEs at March 31, 2012.

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

Merrill Lynch also provides default protection or credit enhancement to investors in certain municipal bond trusts whereby Merrill Lynch guarantees the payment of interest and principal on floating-rate certificates issued by these trusts. If an investor holds the residual interest, that investor typically has the unilateral ability to liquidate the trust at any time, while Merrill Lynch typically has the ability to trigger the liquidation of that trust only if the market value of the bonds held in the trust declines below a specified threshold. The weighted average remaining life of bonds held in the trusts at March 31, 2012 was 8.9 years.

The following table summarizes certain information related to municipal bond trusts in which Merrill Lynch holds a variable interest as of March 31, 2012 and December 31, 2011.

(dollars in millions)
	March 31, 2012			December 31, 2011
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum Loss Exposure	$3,125	$883	$4,008	$3,713	$920	$4,633
On-balance sheet assets
Trading assets	$3,125	$108	$3,233	$3,713	$178	$3,891
Total	$3,125	$108	$3,233	$3,713	$178	$3,891
On-balance sheet liabilities
Short-term borrowings	$4,688	$—	$4,688	$4,939	$—	$4,939
Total	$4,688	$—	$4,688	$4,939	$—	$4,939
Total assets of VIEs	$3,125	$1,165	$4,290	$3,713	$1,154	$4,867

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

In the three months ended March 31, 2012 and March 31, 2011, Merrill Lynch was the transferor of assets into unconsolidated municipal bond trusts and received cash proceeds from new securitizations of $75 million and $67 million, respectively. At both March 31, 2012 and December 31, 2011, the principal balance outstanding for unconsolidated municipal bond securitization trusts for which Merrill Lynch was the transferor was $1.2 billion.

Merrill Lynch's liquidity commitments to unconsolidated municipal bond trusts totaled $775 million and $742 million at March 31, 2012 and December 31, 2011, respectively.
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

The following table summarizes certain information related to CDO vehicles in which Merrill Lynch holds a variable interest as of March 31, 2012 and December 31, 2011.

(dollars in millions)
	March 31, 2012			December 31, 2011
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum Loss Exposure	$2,249	$1,928	$4,177	$1,695	$2,185	$3,880
On-balance sheet assets
Trading assets	$2,249	$356	$2,605	$1,844	$397	$2,241
Derivative contracts	—	531	531	—	678	678
Other assets	—	65	65	—	72	72
Total	$2,249	$952	$3,201	$1,844	$1,147	$2,991
On-balance sheet liabilities
Derivative contracts	$—	$14	$14	$—	$11	$11
Long-term borrowings	2,883	—	2,883	2,712	—	2,712
Total	$2,883	$14	$2,897	$2,712	$11	$2,723
Total assets of VIEs	$2,249	$30,278	$32,527	$1,844	$32,847	$34,691

Merrill Lynch's maximum loss exposure is significantly less than the total assets of unconsolidated CDO vehicles in the table above because Merrill Lynch typically has exposure to only a portion of the total assets.

At March 31, 2012, Merrill Lynch had $2.1 billion of aggregate liquidity exposure to CDOs. This amount includes $557 million of commitments to CDOs to provide funding for super senior exposures and $1.5 billion notional amount of derivative contracts with unconsolidated VIEs, principally CDO vehicles, which hold non-super senior CDO debt securities or other debt securities on Merrill Lynch's behalf. Refer to Note 14 for additional information. Merrill Lynch's liquidity exposure to CDOs at March 31, 2012 is included in the table above to the extent that Merrill Lynch sponsored the CDO vehicle or the liquidity exposure is more than insignificant compared to total assets of the CDO vehicle. Liquidity exposure included in the table is reported net of previously recorded losses.

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

The following table summarizes certain information related to customer vehicles in which Merrill Lynch holds a variable interest as of March 31, 2012 and December 31, 2011.

(dollars in millions)
	March 31, 2012			December 31, 2011
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum Loss Exposure	$2,152	$1,871	$4,023	$2,333	$2,106	$4,439
On-balance sheet assets
Trading assets	$3,573	$188	$3,761	$3,243	$211	$3,454
Derivative contracts	—	681	681	—	896	896
Other assets	1,260	—	1,260	1,446	—	1,446
Total	$4,833	$869	$5,702	$4,689	$1,107	$5,796
On-balance sheet liabilities
Derivative contracts	$4	$46	$50	$4	$42	$46
Short-term borrowings	12	—	12	—	—	—
Long-term borrowings	4,135	—	4,135	3,873	—	3,873
Other liabilities	—	374	374	1	448	449
Total	$4,151	$420	$4,571	$3,878	$490	$4,368
Total assets of VIEs	$4,833	$3,520	$8,353	$4,689	$5,265	$9,954

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

Merrill Lynch is typically the counterparty for the credit and equity derivatives entered into by the customer vehicles, and it may invest in securities issued by the vehicles. Merrill Lynch may also enter into interest rate and foreign currency derivatives with the vehicles. Merrill Lynch had approximately $707 million of other liquidity commitments, including written put options and collateral value guarantees, with unconsolidated credit-linked and equity-linked note vehicles at March 31, 2012.

Merrill Lynch's maximum loss exposure from customer vehicles includes the notional amount of the credit or equity derivatives to which it is counterparty, net of losses previously recorded, and Merrill Lynch's investment, if any, in securities issued by the vehicles. It has not been reduced to reflect the benefit of offsetting swaps with the customers or collateral arrangements.

Real Estate and other VIEs

Real Estate and other VIEs primarily includes a real estate investment fund that is a VIE, investments in VIEs that hold investment property, certain hedge fund investment entities, and residential agency resecuritizations.

The following table summarizes certain information related to Real Estate and other VIEs in which Merrill Lynch holds a variable interest as of March 31, 2012 and December 31, 2011.

(dollars in millions)
	March 31, 2012			December 31, 2011
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum Loss Exposure	$226	$3,227	$3,453	$1,821	$4,631	$6,452
On-balance sheet assets
Trading assets	$—	$1,739	$1,739	$—	$2,980	$2,980
Derivative contracts	—	404	404	—	440	440
Investment securities	76	59	135	162	62	224
Loans, notes, and mortgages	69	711	780	94	804	898
Other assets	91	318	409	1,575	344	1,919
Total	$236	$3,231	$3,467	$1,831	$4,630	$6,461
On-balance sheet liabilities
Long-term borrowings	$10	$—	$10	$10	$—	$10
Other liabilities	173	—	173	185	265	450
Total	$183	$—	$183	$195	$265	$460
Total assets of VIEs	$236	$22,775	$23,011	$1,831	$26,731	$28,562

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

Merrill Lynch transfers existing securities, typically MBS, into resecuritization vehicles at the request of customers seeking securities with specific characteristics. Generally, there are no significant ongoing activities performed in a resecuritization trust and no single investor has the unilateral ability to liquidate the trust.

Merrill Lynch resecuritized $9.9 billion and $2.5 billion of securities during the three months ended March 31, 2012 and 2011, respectively. Merrill Lynch consolidates a resecuritization trust if it has sole discretion over the design of the trust, including the identification of securities to be transferred in and the structure of securities to be issued, and also retains a variable interest that could potentially be significant to the trust. If one or a limited number of third-party investors share responsibility for the design of the trust and purchase a significant portion of securities, including subordinated securities issued by non agency trusts, Merrill Lynch does not consolidate the trust. There were no consolidated resecuritization trusts at March 31, 2012 and December 31, 2011.

Other Transactions

Merrill Lynch transferred pools of securities to certain independent third parties and provided financing for up to 75 percent of the purchase price under asset-backed financing arrangements. At March 31, 2012 and December 31, 2011, Merrill Lynch's maximum loss exposure under these financing arrangements was $4.5 billion and $4.7 billion, respectively, substantially all of which was recorded as loans, notes and mortgages on Merrill Lynch's Condensed Consolidated Balance Sheet. All principal and interest payments have been received when due in accordance with their contractual terms. These arrangements are not included in the tables above because the purchasers are not VIEs.

Note 10.	Loans, Notes and Mortgages
Loans, notes and mortgages include:

•	Consumer loans, which are substantially secured, including residential mortgages, home equity loans, and other loans to individuals for household, family, or other personal expenditures;

•
Commercial loans, including corporate and institutional loans (including corporate and financial sponsor, non-investment grade lending commitments), commercial mortgages, asset-backed loans, small- and middle-market business loans, and other loans to businesses; and

•	Other loans, which include securities-backed loans and loans classified as held-for-sale.
The table below presents information on Merrill Lynch’s loans outstanding at March 31, 2012 and December 31, 2011.

Age Analysis of Outstanding Loans
(dollars in millions)	March 31, 2012
	30-59 Days	60-89 Days	90 Days or more	Total Past	Total Current or Less Than	Nonperforming	Loans Measured at	Total
	Past Due	Past Due	Past Due	Due	30 Days Past Due	Loans (1)	Fair Value	Outstanding
Consumer loans
Residential mortgage	$11	$6	$—	$17	$421	$27	$—	$465
Home equity	1	1	—	2	110	3	—	115
Total consumer	12	7	—	19	531	30	—	580
Commercial
U.S. commercial	—	—	1	1	3,589	68	—	3,658
Commercial real estate	—	—	—	—	628	89	—	717
Non-U.S. commercial	—	—	—	—	3,029	62	—	3,091
Total commercial loans	—	—	1	1	7,246	219	—	7,466
Commercial loans measured at fair value	—	—	—	—	—	—	1,276	1,276
Total commercial	—	—	1	1	7,246	219	1,276	8,742
Other (2)	—	—	—	—	9,684	—	1,498	11,182
Total loans	$12	$7	$1	$20	$17,461	$249	$2,774	$20,504
Allowance for loan losses								(75)
Total loans, net								$20,429

Age Analysis of Outstanding Loans
(dollars in millions)	December 31, 2011
	30-59 Days	60-89 Days	90 Days or more	Total Past	Total Current or Less Than	Nonperforming	Loans Measured at	Total
	Past Due	Past Due	Past Due	Due	30 Days Past Due	Loans (1)	Fair Value	Outstanding
Consumer loans
Residential mortgage	$20	$4	$—	$24	$420	$25	$—	$469
Home equity	—	—	—	—	117	4	—	121
Total consumer	20	4	—	24	537	29	—	590
Commercial
U.S. commercial	—	1	2	3	3,753	85	—	3,841
Commercial real estate	—	—	—	—	667	108	—	775
Non-U.S. commercial	—	—	—	—	3,040	65	—	3,105
Total commercial loans	—	1	2	3	7,460	258	—	7,721
Commercial loans measured at fair value	—	—	—	—	—	—	909	909
Total commercial	—	1	2	3	7,460	258	909	8,630
Other (3)	—	—	—	—	10,013	—	1,413	11,426
Total loans	$20	$5	$2	$27	$18,010	$287	$2,322	$20,646
Allowance for loan losses								(72)
Total loans, net								$20,574

(1)	Excludes loans measured at fair value.

(2)	Includes securities-backed loans and loans held-for-sale of $8.9 billion and $2.3 billion, respectively, as of March 31, 2012.

(3)	Includes securities-backed loans and loans held-for-sale of $8.9 billion and $2.5 billion, respectively, as of December 31, 2011.
Merrill Lynch monitors the credit quality of its loans on an ongoing basis. Merrill Lynch’s commercial loans are evaluated using the internal classifications of pass rated or reservable criticized as the primary credit quality indicators. The term reservable criticized refers to those commercial loans that are internally classified or listed by Merrill Lynch as Special Mention, Substandard or Doubtful, which are asset categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not considered reservable criticized. In addition to these primary credit quality indicators, Merrill Lynch uses other credit quality indicators for certain types of loans. The table below presents credit quality indicators for Merrill Lynch’s commercial loan portfolio, excluding loans accounted for under the fair value option, at March 31, 2012 and December 31, 2011.

(dollars in millions)	March 31, 2012
	U.S Commercial	Commercial Real Estate	Non-U.S. Commercial
Risk Ratings
Pass rated	$3,454	$478	$2,949
Reservable criticized	204	239	142
Total Commercial Credit	$3,658	$717	$3,091

(dollars in millions)	December 31, 2011
	U.S. Commercial	Commercial Real Estate	Non-U.S. Commercial
Risk Ratings
Pass rated	$3,594	$511	$2,967
Reservable criticized	247	264	138
Total Commercial Credit	$3,841	$775	$3,105
Activity in the allowance for loan losses, which is primarily associated with commercial loans, is presented below:

(dollars in millions)
	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011
Allowance for loan losses, at beginning of period	$72	$170
Provision for loan losses	3	(28)
Charge-offs	(3)	(66)
Recoveries	3	1
Net charge-offs	—	(65)
Other	—	1
Allowance for loan losses, at end of period	$75	$78

Consumer loans, substantially all of which are collateralized, consisted of approximately 23,000 individual loans at March 31, 2012. Commercial loans consisted of approximately 1,000 separate loans.
Merrill Lynch’s outstanding loans include $2.2 billion and $2.5 billion of loans held for sale at March 31, 2012 and December 31, 2011, respectively. Loans held for sale are loans that Merrill Lynch expects to sell prior to maturity. At March 31, 2012, such loans consisted of $0.9 billion of consumer loans, primarily residential mortgages, and $1.3 billion of commercial loans. At December 31, 2011, such loans consisted of $1.0 billion of consumer loans, primarily residential mortgages, and $1.5 billion of commercial loans.
In some cases, Merrill Lynch enters into single name and index credit default swaps to mitigate credit exposure related to funded and unfunded commercial loans. The notional value of these swaps totaled $3.2 billion and $3.4 billion at March 31, 2012 and December 31, 2011, respectively.
The following tables provide information regarding Merrill Lynch’s net credit default protection associated with its funded and unfunded commercial loans as of March 31, 2012 and December 31, 2011:

Net Credit Default Protection by Maturity Profile

	March 31, 2012	December 31, 2011
Less than or equal to one year	14%	16%
Greater than one year and less than or equal to five years	84	82
Greater than five years	2	2
Total net credit default protection	100%	100%

Net Credit Default Protection by Credit Exposure Debt Rating

(dollars in millions)
	March 31, 2012		December 31, 2011
Ratings(1)	Net Notional	Percent	Net Notional	Percent
AA	$(565)	17.5%	$(661)	19.4%
A	(1,588)	49.1	(1,542)	45.1
BBB	(659)	20.4	(637)	18.6
BB	(181)	5.6	(190)	5.6
B	(85)	2.6	(190)	5.6
CCC and below	(155)	4.8	(195)	5.7
Total net credit default protection	$(3,233)	100%	$(3,415)	100.0%

(1)Merrill Lynch considers ratings of BBB- or higher to meet the definition of investment grade.

Note 11.	Goodwill and Intangible Assets
Goodwill
Goodwill is the cost of an acquired company in excess of the fair value of identifiable net assets at the acquisition date. Goodwill is tested annually (or more frequently under certain conditions) for impairment at the reporting unit level in accordance with Goodwill and Intangible Assets Accounting. If the fair value of the reporting unit exceeds its carrying value, its goodwill is not deemed to be impaired. If the fair value is less than the carrying value, a further analysis is required to determine the amount of impairment, if any. Merrill Lynch's next annual impairment test will be performed during the third quarter of 2012, based on financial information as of June 30, 2012.

The carrying amount of goodwill was $6.4 billion at both March 31, 2012 and December 31, 2011. Such amounts include the impact of an adjustment made during the quarter ended March 31, 2012 for $675 million of additional goodwill associated with Merrill Lynch's merger with Bank of America Securities Holdings Corporation as of November 1, 2010. Prior period financial statements have been adjusted to reflect this change, along with a corresponding adjustment to additional paid-in capital.
Intangible Assets
Intangible assets with definite lives at March 31, 2012 and December 31, 2011 consisted primarily of value assigned to customer relationships. Intangible assets with definite lives are tested for impairment in accordance with ASC 360, Property, Plant and Equipment whenever certain conditions exist which would indicate the carrying amounts of such assets may not be recoverable. Intangible assets with definite lives are amortized over their respective estimated useful lives. Intangible assets with indefinite lives consist of value assigned to the Merrill Lynch brand and are tested for impairment in accordance with Goodwill and Intangible Assets Accounting. Merrill Lynch's next annual impairment test will be performed during the third quarter of 2012, based on financial information as of June 30, 2012. Intangible assets with indefinite lives are not amortized.

The gross carrying amount of intangible assets with definite lives was $3.1 billion at March 31, 2012 and December 31, 2011. Accumulated amortization of intangible assets with definite lives was $1.0 billion and
$0.9 billion at March 31, 2012 and December 31, 2011, respectively. The carrying amount of intangible assets with indefinite lives was $1.5 billion as of March 31, 2012 and December 31, 2011.

Amortization expense was $77 million for the three months ended March 31, 2012 and March 31, 2011.

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

Beginning late in the third quarter of 2009, in connection with the update or renewal of certain Merrill Lynch international securities offering programs, Bank of America agreed to guarantee debt securities, warrants and/or certificates issued by certain subsidiaries of ML & Co. on a going forward basis. All existing ML & Co. guarantees of securities issued by those same Merrill Lynch subsidiaries under various international securities offering programs will remain in full force and effect as long as those securities are outstanding, and Bank of America has not assumed any of those prior ML & Co. guarantees or otherwise guaranteed such securities. There were approximately $6.0 billion of securities guaranteed by Bank of America at March 31, 2012.

Following the completion of Bank of America's acquisition of Merrill Lynch, ML & Co. became a subsidiary of Bank of America and established intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these intercompany agreements is a $75 billion one-year revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America at a spread to LIBOR that is reset periodically and is consistent with other intercompany agreements. This credit line was renewed effective January 1, 2012 with a maturity date of January 1, 2013. The credit line will automatically be extended by one year to the succeeding January 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. The agreement does not contain any financial or other covenants. There were no outstanding borrowings under the line of credit at March 31, 2012.

In addition to the $75 billion unsecured line of credit, there is also a revolving unsecured line of credit that allows ML & Co. to borrow up to $25 billion from Bank of America. Interest on borrowings under the line of credit is based on prevailing short-term market rates. The line of credit does not contain any financial or other covenants. The line of credit matures on February 12, 2013. At March 31, 2012, there was approximately $0.4 billion outstanding under the line of credit.

Merrill Lynch Pierce Fenner & Smith Incorporated ("MLPF&S") also has the following borrowing agreements with Bank of America:

•
A subordinated loan agreement for approximately $1.5 billion - Borrowings under this agreement bear interest based on a spread to LIBOR, and have a scheduled maturity date of December 31, 2013. The loan agreement contains a provision that automatically extends the loan's maturity by one year unless Bank of America provides 13 months written notice not to extend prior to the scheduled maturity date.

•
A $7 billion revolving subordinated line of credit - The subordinated line of credit bears interest based on a spread to LIBOR, and has a scheduled maturity date of October 1, 2013. The revolving subordinated line of credit contains a provision that automatically extends the maturity by one year unless Bank of America provides 13 months written notice not to extend prior to the scheduled maturity date. At March 31, 2012, $1.1 billion was outstanding under the subordinated line of credit.

•
A $4 billion one-year revolving unsecured line of credit - Interest on the line of credit is based on prevailing short-term market rates. The credit line will mature on November 1, 2012 and may automatically be extended by one year to the succeeding November 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. At March 31, 2012, there were no outstanding borrowings under the line of credit.

•
A $15 billion 364-day revolving unsecured line of credit - Interest on the line of credit is based on prevailing short-term market rates. The line of credit matures on February 19, 2013. At March 31, 2012, approximately

$1.2 billion was outstanding under the line of credit.

During the quarter ended March 31, 2012, Merrill Lynch completed a tender offer to purchase and retire certain subordinated notes for approximately $1.2 billion in cash, which resulted in a pre-tax gain of $328 million. On April 25, 2012, Merrill Lynch commenced a tender offer for the repurchase of certain outstanding subordinated debt securities. This tender is part of a broader tender with Bank of America and includes both Bank of America and Merrill Lynch subordinated debt. Bank of America and Merrill Lynch are offering to pay a total of up to $1 billion (such aggregate consideration is subject to increase). The Merrill Lynch securities included in the tender have an outstanding principal balance of $1 billion. Any repurchases pursuant to this tender offer are expected to be completed during the second quarter of 2012.
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
The tables below exclude Merrill Lynch’s intercompany borrowings from Bank of America, see Note 2 for further information. Total borrowings at March 31, 2012 and December 31, 2011, which are comprised of short-term borrowings, long-term borrowings and junior subordinated notes (related to trust preferred securities), consisted of the following:

(dollars in millions)
	March 31, 2012	December 31, 2011
Senior debt	$54,756	$59,583
Senior structured notes	29,470	28,523
Subordinated debt	10,911	12,661
Junior subordinated notes (related to trust preferred securities)	3,606	3,600
Other subsidiary financing	1,135	868
Debt issued by consolidated VIEs	11,728	11,534
Total	$111,606	$116,769

Borrowings and deposits at March 31, 2012 and December 31, 2011, are presented below:

(dollars in millions)
	March 31, 2012	December 31, 2011
Short-term borrowings
Other unsecured short-term borrowings	$1,218	$1,112
Short-term debt issued by consolidated VIEs(1)	4,700	4,939
Total	$5,918	$6,051
Long-term borrowings(2)
Fixed-rate obligations(3)	$56,673	$60,671
Variable-rate obligations(4)(5)	38,381	39,852
Long-term debt issued by consolidated VIEs(1)	7,028	6,595
Total	$102,082	$107,118
Deposits
Non-U.S.	$12,538	$12,364

(1)	See Note 9 for additional information on debt issued by consolidated VIEs.

(2)	Excludes junior subordinated notes (related to trust preferred securities).

(3)	Fixed-rate obligations are generally swapped to variable rates.

(4)	Variable interest rates are generally based on rates such as LIBOR, the U.S. Treasury Bill Rate, or the Federal Funds Rate.

(5)	Includes structured notes.
See Note 5 for additional information on the fair value of long-term borrowings.
The weighted-average interest rates for borrowings at March 31, 2012 and December 31, 2011 (excluding structured products) were as follows:

	March 31, 2012	December 31, 2011
Short-term borrowings	0.3%	0.4%
Long-term borrowings	3.9	4.0
Junior subordinated notes (related to trust preferred securities)	6.9	6.9
Merrill Lynch also obtains standby letters of credit from issuing banks to satisfy various counterparty collateral requirements, in lieu of depositing cash or securities collateral. Such standby letters of credit aggregated $1.7 billion and $2.1 billion at March 31, 2012 and December 31, 2011, respectively.
Long-Term Borrowings
At March 31, 2012, long-term borrowings mature as follows:

(dollars in millions)
	Amount	Percentage of Total
Less than 1 year	$21,717	21%
1 – 2 years	22,615	22
2 – 3 years	15,969	16
3 – 4 years	2,757	3
4 – 5 years	5,375	5
Greater than 5 years	33,649	33
Total	$102,082	100%

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

See Note 12 to the Consolidated Financial Statements contained in the 2011 Annual Report for additional information on Borrowings.

Note 13.	Stockholder's Equity and Earnings Per Share
Common Stock
As of March 31, 2012 and December 31, 2011, there are 1,000 shares of ML & Co. common stock outstanding, all of which are held by Bank of America.
Earnings Per Share
Earnings per share data is not provided, as Merrill Lynch is a wholly-owned subsidiary of Bank of America.

Note 14.	Commitments, Contingencies and Guarantees
Litigation and Regulatory Matters

The following supplements the disclosure in Note 14 to the Consolidated Financial Statements in Merrill Lynch's 2011 Annual Report (the "prior commitments, contingencies and guarantees disclosures").
In the ordinary course of business, Merrill Lynch is routinely a defendant in, or party to, many pending and threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. These actions and proceedings are generally based on alleged violations of securities, employment, contract and other laws. In some of these actions and proceedings, claims for substantial monetary damages are asserted against Merrill Lynch.
In the ordinary course of business, Merrill Lynch is also subject to regulatory examinations, information gathering requests, inquiries and investigations. Certain Merrill Lynch subsidiaries are registered broker/dealers or investment advisors and are subject to regulation by the U.S. Securities and Exchange Commission ("SEC"), the Financial Industry Regulatory Authority (“FINRA”), the New York Stock Exchange, the United Kingdom's ("U.K.") Financial Services Authority ("FSA") and other domestic, international and state securities regulators. In connection with formal and informal inquiries by those agencies, such subsidiaries receive numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of their regulated activities.
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
In accordance with applicable accounting guidance, Merrill Lynch establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, Merrill Lynch does not establish an accrued liability. As a litigation or regulatory matter develops, Merrill Lynch, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, Merrill Lynch will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. Merrill Lynch continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal or external legal service providers, litigation-related expenses of approximately $4 million were recognized for the three months ended March 31, 2012, as compared with approximately $63 million for the same period in 2011.

For a limited number of the matters disclosed in this Note, and in the prior commitments, contingencies and guarantees disclosure, for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, Merrill Lynch is able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, Merrill Lynch reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter, in light of potentially relevant factual and legal developments. These may include information learned through the discovery process, rulings on dispositive motions, settlement discussions, and other rulings by courts, arbitrators or others. In cases in which Merrill Lynch possesses sufficient appropriate information to develop an estimate of loss or range of possible loss, that estimate is aggregated and disclosed below. There may be other disclosed matters for which a loss is probable or reasonably possible but such an estimate may not be possible. For those matters where an estimate is possible, management currently estimates the aggregate range of possible loss is $0 to $1.3 billion in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, this estimated range of possible loss represents what Merrill Lynch believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent Merrill Lynch's maximum loss exposure. Information is provided below, or in the prior commitments, contingencies and guarantees disclosure, regarding the nature of all of these contingencies and, where specified, the amount of the claim associated with these loss contingencies. Based on current knowledge, management does not believe that loss contingencies arising from pending matters, including the matters described herein, and in the prior commitments, contingencies and guarantees disclosure, will have a material adverse effect on the consolidated financial position or liquidity of Merrill Lynch. However, in light of the inherent uncertainties involved in these matters, some of which are beyond Merrill Lynch's control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to Merrill Lynch's results of operations or cash flows for any particular reporting period.

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

AIG Litigation

On April 24, 2012, the U.S. Court of Appeals for the Second Circuit granted plaintiffs' petition for leave to appeal the ruling of the federal district court in the Southern District of New York denying plaintiffs' motion to remand the case to New York Supreme Court.

Region of Puglia, Italy Criminal Investigation
On February 18, 2012, the judge ordered the release of the €64 million under the control of the Public Prosecutor, and these funds were paid to Merrill Lynch International ("MLI").

Rosen Capital Partners LP & Rosen Capital Institutional LP's FINRA Arbitration
On February 23, 2012, Merrill Lynch Professional Clearing Corporation filed a notice of appeal with the California Court of Appeal.

Commitments
At March 31, 2012, Merrill Lynch’s commitments had the following expirations:

(dollars in millions)
		Commitment expiration
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Lending commitments	$6,387	$1,447	$1,800	$2,897	$243
Purchasing and other commitments	6,332	4,520	735	619	458
Operating leases	2,812	752	964	559	537
Commitments to enter into resale and securities borrowing agreements	89,356	89,356	—	—	—
Commitments to enter into repurchase and securities lending agreements	64,245	64,245	—	—	—
Total	$169,132	$160,320	$3,499	$4,075	$1,238

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
Purchasing and Other Commitments
Merrill Lynch had commitments to purchase partnership interests, primarily related to private equity and principal investing activities at both March 31, 2012 and December 31, 2011 of $0.3 billion. Merrill Lynch also has entered into agreements with providers of market data, communications, systems consulting, and other office-related services. At March 31, 2012 and December 31, 2011, minimum fee commitments over the remaining life of these agreements totaled $1.4 billion and $1.5 billion, respectively. At March 31, 2012, Merrill Lynch entered into commitments to purchase loans of $3.8 billion, which, upon settlement of the commitment, will be included in trading assets, loans held for investment or loans held for sale. Such commitments totaled $2.5 billion at December 31, 2011. Other purchasing commitments amounted to $0.8 billion and $1.0 billion at March 31, 2012 and December 31, 2011, respectively.
In the normal course of business, Merrill Lynch enters into commitments for underwriting transactions. Settlement of these transactions as of March 31, 2012 would not have a material effect on the Condensed Consolidated Balance Sheet of Merrill Lynch.
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
Guarantees
Merrill Lynch issues various guarantees to counterparties in connection with certain transactions. Merrill Lynch’s guarantee arrangements and their expiration at March 31, 2012 are summarized as follows (see Note 6 for information related to derivative financial instruments within the scope of Guarantees Accounting):

(dollars in millions)
	Expiration
	Maximum Payout	Less than 1 year	1-3 years	3-5 years	Over 5 years	Carrying Value
Standby liquidity facilities	$795	$225	$551	$3	$16	$—
Residual value guarantees	320	—	320	—	—	—
Standby letters of credit and other guarantees	373	288	23	49	13	—
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
Residual Value Guarantees
At March 31, 2012, residual value guarantees of $320 million consist of amounts associated with certain power plant facilities. Payments under these guarantees would only be required if the fair value of such assets declined below their guaranteed value. As of March 31, 2012, no payments have been made under these guarantees and the carrying value of the associated liabilities was not material, as Merrill Lynch believes that the estimated fair value of such assets was in excess of their guaranteed value.
Standby Letters of Credit
At March 31, 2012, Merrill Lynch provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $0.4 billion. Payment risk is evaluated based upon historical payment activity.
Representations and Warranties
Background

In prior years, Merrill Lynch and certain of its subsidiaries, including First Franklin Financial Corporation ("First Franklin"), sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations (in a limited number of these securitizations, monolines insured all or some of the securities) or in the form of whole loans. Most of the loans sold in the form of whole loans were subsequently pooled into private-label securitizations sponsored by the third-party buyer of the whole loans. In addition, Merrill Lynch and First Franklin securitized first-lien residential mortgage loans generally in the form of mortgage-backed securities guaranteed by the government sponsored enterprises (the "GSEs"). In connection with these transactions, Merrill Lynch made various representations and warranties. These representations and warranties, as set forth in the agreements, related to, among other things, the ownership of the loan, the validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, the process used to select the loan for inclusion in a transaction, the loan's compliance with any applicable loan criteria, including underwriting standards, and the loan's compliance with applicable federal, state and local laws. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to the GSEs, whole-loan buyers, securitization trusts or monoline insurers (collectively, “repurchases”). In such cases, Merrill Lynch would be exposed to any credit loss on the repurchased mortgage loans after accounting for any mortgage insurance or mortgage guaranty payments that it may receive.

Subject to the requirements and limitations of the applicable sales and securitization agreements, these representations and warranties can be enforced by the GSEs, the whole-loan buyer, the securitization trustee, or others as governed by the applicable agreement or, in a limited number of first-lien and home equity securitizations where monoline insurers have insured all or some of the securities issued, by the monoline insurer. In the case of loans sold to parties other than the GSEs, the contractual liability to repurchase typically arises only if there is a breach of the representations and warranties that materially and adversely affects the interest of the investor or investors in the loan or of the monoline insurer (as applicable). Contracts with the GSEs do not contain equivalent language. Merrill Lynch believes that the longer a loan performs prior to default, the less likely it is that an alleged underwriting breach of representations and warranties had a material impact on the loan's performance. Historically, most demands for repurchase have occurred within the first several years after origination, generally after a loan has defaulted.

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

The fair value of the obligations to be absorbed under the representations and warranties provided is recorded as an accrued liability when the loans are sold. This liability for probable losses is updated by accruing a representations and warranties provision in Non-interest expenses on the Condensed Consolidated Statement of (Loss) Earnings. This is done throughout the life of the loan, as necessary when additional relevant information becomes available.

The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, which include, depending on the counterparty, actual defaults, estimated future defaults, historical loss experience, estimated home prices, other economic conditions, estimated probability that a repurchase claim will be received, including consideration of whether presentation thresholds will be met, number of payments made by the borrower prior to default and estimated probability that a loan will be required to be repurchased as well as other relevant facts and circumstances, such as bulk settlements, including those of its affiliates, and identity of the counterparty or type of counterparty, as we believe appropriate. The estimate of the liability for representations and warranties is based upon currently available information, significant judgment, and a number of factors, including those set forth above, that are subject to change. Changes to any one of these factors could significantly impact the estimate of the liability and could have a material adverse impact on Merrill Lynch's results of operations for any particular period. Given that these factors vary by counterparty, Merrill Lynch analyzes representations and warranties obligations based on the specific counterparty, or type of counterparty, with whom the sale was made.

Merrill Lynch has vigorously contested any request for repurchase when it has concluded that a valid basis for repurchase does not exist and will continue to do so in the future. Merrill Lynch may reach settlements in the future if opportunities arise on terms it believes to be advantageous to Merrill Lynch.

An investor opposed to Bank of America's settlement (the “BNY Mellon Settlement”) with the Bank of New York Mellon, as trustee (the “Trustee”), removed the proceeding to federal district court, and the federal district court denied the Trustee's motion to remand the proceeding to state court. On February 27, 2012, the U.S. Court of Appeals issued an opinion reversing the district court denial of the Trustee's motion to remand the proceeding to state court and ordered that the proceeding be remanded to state court. On April 24, 2012, a hearing was held on threshold issues, at which the court denied the objectors' motion to convert the proceeding to a plenary proceeding.  A hearing on discovery matters was set for May 8, 2012. Bank of America and Merrill Lynch are not parties to the proceeding. For additional information, see Note 14 to the Consolidated Financial Statements in Merrill Lynch's 2011 Annual Report.

Outstanding Claims

The table below presents outstanding representations and warranties claims by counterparty at March 31, 2012 and December 31, 2011. The outstanding claims include only claims where Merrill Lynch believes that the counterparty has a basis to submit claims. During the three months ended March 31, 2012, Merrill Lynch received $329 million of new repurchase claims, primarily from whole-loan investors and private-label securitization trustees.

Outstanding Claims by Counterparty

(dollars in millions)
	March 31, 2012	December 31, 2011
GSEs	$65	$65
Monoline	152	136
Whole-loan investors, private-label securitization trustees and other (1)	1,383	1,101
Total	$1,600	$1,302
(1) The majority of these repurchase claims are from whole loan buyers of subprime loans or trustees of private label securitization trusts through which First Franklin sold subprime loans.

Of the $1.6 billion of total outstanding claims as of March 31, 2012, Merrill Lynch believes that for $701 million, a valid defect has not been identified which would constitute an actionable breach of representations and warranties. The remaining $899 million of claims are in the process of review. When a claim has been denied and there has not been communication with the counterparty for six months, Merrill Lynch views these claims as inactive; however, they remain in the outstanding claims balance until resolution.

In addition, not included in outstanding claims in the table above, during the three months ended March 31, 2012, Merrill Lynch received $1.4 billion in repurchase demands from a master servicer where it believes the claimant has not satisfied the contractual thresholds to direct the securitization trustee to take action and/or that these demands are otherwise procedurally or substantively invalid. Merrill Lynch does not believe the $1.4 billion in additional demands are valid claims, and therefore it is not possible to predict the resolution with respect to such demands.

Cash Settlements

As presented in the table below, Merrill Lynch paid $11 million and $2 million during the three months ended March 31, 2012 and March 31, 2011, respectively, to resolve $11 million and $3 million, respectively, of repurchase claims through repurchase or indemnification payments to investors or securitization trusts, resulting in a loss on the related loans at the time of repurchase or indemnification payment of $11 million and $2 million, respectively. Cash paid for loan repurchases includes the unpaid principal balance of the loan plus past due interest. The amount of loss for loan repurchases is reduced by the fair value of the underlying loan collateral. The repurchase of loans and indemnification payments related to repurchase claims generally resulted from material breaches of representations and warranties related to the loans' material compliance with the applicable underwriting standards, including borrower misrepresentation, credit exceptions without sufficient compensating factors and non-compliance with underwriting procedures. The actual representations and warranties made in a sales transaction and the resulting repurchase and indemnification activity can vary by transaction or investor. A direct relationship between the type of defect that causes the breach of representations and warranties and the severity of the realized loss has not been observed.

(dollars in millions)
	Three Months Ended March 31,
	2012	2011
Claims resolved (1)	$11	$3

Repurchases	$—	$—
Indemnification payments	11	2
Total	$11	$2
(1) Represents unpaid principal balance.

Liability for Representations and Warranties

The liability for representations and warranties is included in Interest and other payables on the Condensed Consolidated Balance Sheets, and the related provision is included in Non-interest expenses on the Condensed Consolidated Statements of (Loss) Earnings. The table below presents a rollforward of the liability for representations and warranties and includes the provisions for non-GSE representation and warranties exposure recorded in the three months ended March 31, 2012.

(dollars in millions)
	Three Months Ended March 31,
	2012	2011
Balance, beginning of period	$2,847	$213
Charge-offs	(11)	(61)
Provision	11	(22)
Balance, end of period	$2,847	$130

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

Estimated Range of Possible Loss

Non-GSE Counterparties

In private-label securitizations, certain presentation thresholds need to be met in order for repurchase claims to be asserted by investors. Merrill Lynch has seen and continues to see an increased trend in both requests for loan files and repurchase claims from private-label securitization trustees. Merrill Lynch believes it is probable that other claimants in certain types of securitizations may come forward with claims that meet the requirements of the terms of the securitizations. As a result of the BNY Mellon Settlement in the second quarter of 2011, Merrill Lynch determined that it had sufficient experience to record a liability of $2.7 billion related to its exposure on certain private-label securitizations. Merrill Lynch believes that with the liability recorded in 2011, it has provided for a substantial portion of its non-GSE representations and warranties exposures.

However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. In addition, the BNY Mellon Settlement did not provide sufficient experience related to certain private-label securitizations sponsored by third-party whole-loan investors. As it relates to certain private-label securitizations sponsored by third-party whole-loan investors and certain whole loan sales, it is not possible to determine whether a loss has occurred or is probable and, therefore, no representations and warranties liability has been recorded in connection with these transactions. Merrill Lynch currently estimates that the range of possible loss related to non-GSE representations and warranties exposure as of March 31, 2012 could be up to $0.5 billion over existing accruals. This estimated range of possible loss for non-GSE representations and warranties does not represent a probable loss, is based on currently available information, significant judgment, and a number of assumptions, including those set forth below, that are subject to change.

The methodology used to estimate the non-GSE representations and warranties liability and the corresponding range of possible loss considers a variety of factors including Merrill Lynch's experience related to actual defaults, projected future defaults, historical loss experience, estimated home prices, other economic conditions and the experience of Merrill Lynch's affiliates. Among the factors that impact the non-GSE representations and warranties liability and the corresponding estimated range of possible loss are: (1) contractual material adverse effect requirements, (2) the representations and warranties provided, and (3) the requirement to meet certain presentation thresholds. The first factor is based on Merrill Lynch's belief that a non-GSE contractual liability to repurchase a loan generally arises only if the counterparties prove there is a breach of representations and warranties that materially and adversely affects the interest of the investor or all investors, or of the monoline insurer (as applicable), in a securitization trust and, accordingly, Merrill Lynch believes that the repurchase claimants must prove that the alleged representations and warranties breach was the cause of the loss. The second factor is related to the fact that non-GSE securitizations include different types of representations and warranties than those provided to the GSEs. Merrill Lynch believes the non-GSE securitizations' representations and warranties are less rigorous and actionable than the explicit provisions of comparable agreements with the GSEs without regard to any variations that may have arisen as a result of dealings with the GSEs. The third factor is related to the fact that certain presentation thresholds need to be met in order for any repurchase claim to be asserted on the initiative of investors under the non-GSE agreements. A securitization trustee may investigate or demand repurchase on its own action, and most agreements contain a threshold, for example 25% of the voting rights per trust, that allows investors to declare a servicing event of default under certain circumstances or to request certain action, such as requesting loan files, that the trustee may choose to accept and follow, exempt from liability, provided the trustee is acting in good faith. If there is an un-cured servicing event of default, and the trustee fails to bring suit during a 60-day period, then, under most agreements, investors may file suit. In addition to this, most agreements also allow investors to direct the securitization trustee to investigate loan files or demand the repurchase of loans, if security holders hold a specified percentage, for example, 25%, of the voting rights of each tranche of the outstanding securities.

Although Merrill Lynch continues to believe that presentation thresholds are a factor in the determination of probable loss, given the BNY Mellon Settlement, the estimated range of possible loss assumes that the presentation threshold can be met for all of the non-GSE securitization transactions.

In addition, in the case of private-label securitizations, the methodology used to estimate the non-GSE representations and warranties liability and the corresponding range of possible loss considers the experience resulting from the BNY Mellon Settlement and assumes that the conditions to the BNY Mellon Settlement will be satisfied. Since the non-GSE transactions that were included in the BNY Mellon Settlement differ from those that were not included in the BNY Mellon Settlement, Merrill Lynch adjusted the experience implied in the settlement in order to determine the estimated non-GSE representations and warranties liability and the corresponding range of possible loss. The judgmental adjustments made include consideration of the differences in the mix of products in the securitizations, loan originator, likelihood of claims differences, the differences in the number of payments that the borrower has made prior to default, and the sponsor of the securitization.

Future provisions and/or ranges of possible loss for non-GSE representations and warranties may be significantly impacted if actual experiences are different from Merrill Lynch's assumptions in its predictive models, including, without limitation, those regarding the ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, economic conditions, estimated home prices, consumer and counterparty behavior, and a variety of other judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or this estimated range of possible loss. For example, if courts were to disagree with Merrill Lynch's interpretation that the underlying agreements require a claimant to prove that the representations and warranties breach was the cause of the loss, it could significantly impact this estimated range of possible loss. Additionally, if recent court rulings related to monoline litigation, including one related to an affiliate of Merrill Lynch, that have allowed sampling of loan files instead of requiring a loan-by-loan review to determine if a representations and warranties breach has occurred are followed generally by the courts, private-label securitization investors may view litigation as a more attractive alternative as compared to a loan-by-loan review. Finally, although Merrill Lynch believes that the representations and warranties typically given in non-GSE transactions are less rigorous and actionable than those given in GSE transactions, Merrill Lynch does not have significant loan-level experience in non-GSE transactions to measure the impact of these differences on the probability that a loan will be required to be repurchased.

The liability for obligations under representations and warranties with respect to GSE and non-GSE exposures and the corresponding estimated range of possible loss for non-GSE representations and warranties exposures does not include any losses related to litigation matters disclosed herein, nor do they include any potential securities law or fraud claims or potential indemnity or other claims against Merrill Lynch. Merrill Lynch is not able to reasonably estimate the amount of any possible loss with respect to any such securities law (except to the extent reflected in the aggregate range of possible loss for litigation and regulatory matters disclosed herein), fraud or other claims against Merrill Lynch; however, such loss could be material.

Whole Loan Sales and Private-label Securitizations Experience

The majority of repurchase claims that Merrill Lynch has received are from private-label securitization trustees or third-party whole loan investors on loans sold by ML & Co.'s subsidiary, First Franklin. In connection with those transactions, Merrill Lynch provided representations and warranties, and the whole-loan investors may retain those rights even when the loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. Merrill Lynch has received approximately $3.0 billion of representations and warranties claims from whole-loan investors and private-label securitization trustees for loans originated between 2004-2008, including $2.1 billion from whole-loan investors and $0.9 billion from private-label securitization trustees. Merrill Lynch reviews properly presented repurchase claims for these whole loans on a loan-by-loan basis. If, after Merrill Lynch's review, it does not believe a claim is valid, it will deny the claim and generally indicate a reason for the denial. When the counterparty agrees with Merrill Lynch's denial of the claim, the counterparty may rescind the claim. When there is disagreement as to the resolution of the claim, meaningful dialogue and negotiation between the parties is generally necessary to reach a conclusion on an individual claim. Generally, a whole-loan sale claimant is engaged in the repurchase process and Merrill Lynch and the claimant reach resolution, either through loan-by-loan negotiation or at times, through a bulk settlement. In the case of private-label securitization trustees, there is currently no established process in place for the private-label securitization trustee to rescind a claim if they agree with a claim denial or for the parties to reach a conclusion on an individual loan if there is a disagreement on the resolution of the claim. Although the timeline for resolution varies, once an actionable breach is identified on a given loan, settlement is generally reached as to that loan within 60 to 90 days. When a claim has been denied and Merrill Lynch does not have communication with the counterparty for six months, Merrill Lynch views these claims as inactive; however, they remain in the outstanding claims balance until resolution.

In private-label securitizations, certain presentation thresholds need to be met in order for any investors to direct a trustee to assert repurchase claims. Merrill Lynch and its affiliates have had limited experience with loan-level private-label securitization repurchases as the number of valid repurchase claims received has been limited. In the year ended December 31, 2011, Merrill Lynch received $665 million of new repurchase claims from whole-loan and private-label securitization investors, predominately from private-label securitization trustees received in the fourth quarter of 2011. In the first three months of 2012, Merrill Lynch received $329 million of new repurchase claims, primarily from whole-loan and private-label securitization trustees. In addition, there have been and continues to be an increased trend for both requests for loan files and repurchase claims from private-label securitization trustees. Merrill Lynch believes it is likely that these requests will lead to an increase in repurchase claims from private-label securitization trustees with standing to bring such claims. The representations and warranties, as governed by the private-label securitization agreements, generally require that counterparties have the ability to both assert a claim and actually prove that a loan has an actionable defect under the applicable contracts. While Merrill Lynch believes the agreements for private-label securitizations generally contain less rigorous representations and warranties and place higher burdens on investors seeking repurchases than the explicit provisions of comparable agreements with the GSEs without regard to any variations that may have arisen as a result of dealings with the GSEs, the agreements generally include a representation that underwriting practices were prudent and customary.

Note 15.	Employee Benefit Plans

Merrill Lynch provides pension and other postretirement benefits to its employees worldwide through sponsorship of defined contribution pension, defined benefit pension and other postretirement plans. These plans vary based on the country and local practices. Effective January 1, 2009, the Bank of America Corporation Corporate Benefits Committee assumed overall responsibility for the administration of all of Merrill Lynch's employee benefit plans. Merrill Lynch continues as the plan sponsor. Refer to Note 15 to the Consolidated Financial Statements contained in the 2011 Annual Report for a complete discussion of employee benefit plans.
Defined Benefit Pension Plans

In 1988, Merrill Lynch purchased a group annuity contract that guarantees the payment of benefits vested under the terminated U.S. pension plan. Merrill Lynch, under a supplemental agreement, may be responsible for, or benefit from, actual experience and investment performance of the annuity assets. Merrill Lynch made no contribution under this agreement for the three months ended March 31, 2012 and 2011. Additional contributions may be required in the future under this agreement.

The net periodic benefit (income) cost of Merrill Lynch's plans for the three months ended March 31, 2012 and 2011 included the following components:

(dollars in millions)
	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	U.S. Defined Benefit Pension Plans	Non-U.S. Defined Benefit Pension Plans	Postretirement Plans(1)	U.S. Defined Benefit Pension Plans	Non-U.S. Defined Benefit Pension Plans	Postretirement Plans(1)
Service cost	$—	$9	$1	$—	$10	$1
Interest cost	22	20	4	25	21	4
Expected return on plan assets	(38)	(30)	—	(35)	(25)	—
Amortization of prior service cost (gains) losses	—	—	1	—	—	2
Amortization of net actuarial (gains) losses	1	(2)	2	2	—	2
Net periodic benefit (income)cost	$(15)	$(3)	$8	$(8)	$6	$9

(1)	Approximately 96% and 97% of the postretirement benefit obligation at March 31, 2012 and March 31, 2011 relates to the U.S. postretirement plan.

For the full year 2012, Merrill Lynch expects to contribute approximately $1 million to its nonqualified pension plans, $84 million to its non-U.S. pension plans, and $20 million to its postretirement health and life plans. Through the first quarter of 2012, Merrill Lynch has contributed $60 million to the non-U.S. pension plans and $5 million to its postretirement health and life plans.

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
Securities Regulation
As a registered broker-dealer and futures commission merchant, MLPF&S is subject to the uniform net capital requirements of SEC Rule 15c3-1, and the Commodities Futures Trading Commission's ("CFTC") Regulation 1.17. MLPF&S has elected to compute the minimum capital requirement in accordance with the “Alternative Net Capital Requirement” as permitted by SEC Rule 15c3-1. At March 31, 2012, MLPF&S’s regulatory net capital as defined by Rule 15c3-1 was $10.8 billion and exceeded the minimum requirement of $704 million by $10.1 billion.
In accordance with the Alternative Net Capital Requirement, MLPF&S is required to maintain tentative net capital in excess of $1 billion, net capital in excess of $500 million, and notify the SEC in the event its tentative net capital is less than $5 billion. As of March 31, 2012, MLPF&S had tentative net capital and net capital in excess of the minimum and notification requirements.
MLI, a U.K. regulated investment firm, is subject to capital requirements of the U.K.’s FSA. Financial resources, as defined, must exceed the total financial resources requirement set by the FSA. At March 31, 2012, MLI’s financial resources were $19.8 billion, exceeding the minimum requirement by $4.2 billion.
Merrill Lynch Japan Securities Co., Ltd. ("MLJS"), a Japan-based regulated broker-dealer, is subject to capital requirements of the Japanese Financial Services Agency (“JFSA”). Net capital, as defined, must exceed 120% of the total risk equivalents requirement of the JFSA. At March 31, 2012, MLJS’s net capital was $2.4 billion, exceeding the minimum requirement by $1.8 billion.
Banking Regulation
Merrill Lynch International Bank Limited ("MLIB"), an Ireland-based regulated bank, is subject to the capital requirements of the Central Bank of Ireland. MLIB is required to meet minimum regulatory capital requirements under the European Union (“EU”) banking law as implemented in Ireland by the Central Bank of Ireland. At March 31, 2012, MLIB’s financial resources were $13.4 billion, exceeding the minimum requirement by $3.0 billion.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report on Form 10-Q, the documents that it incorporates by reference and the documents into which it may be incorporated by reference may contain, and from time to time Merrill Lynch & Co., Inc. (“ML & Co. and, together with its subsidiaries, “Merrill Lynch,” the “Company,” "we,” “our” or “us”) and its management may make certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, “we,” “us” and “our” may refer to ML & Co. individually, ML & Co. and its subsidiaries, or certain of ML & Co.'s subsidiaries or affiliates. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “expects,” “anticipates,” “believes,” “estimates,” “targets,” “intends,” “plans,” “goal” and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.” The forward-looking statements made represent the current expectations, plans or forecasts of Merrill Lynch regarding its future results and revenues and future business and economic conditions more generally, including statements concerning: the charge to income for each one percent reduction in the United Kingdom (the "U.K.") corporate income tax rate; the belief that the representations and warranties provision recorded in the year ended December 31, 2011 has provided for a substantial portion of Merrill Lynch's non-government sponsored enterprises ("GSEs") repurchase claims; the estimated range of possible loss for non-GSE representations and warranties exposure as of March 31, 2012 of up to $0.5 billion over existing accruals; Merrill Lynch's intention to vigorously contest any requests for repurchase for which it concludes that a valid basis does not exist; the net recovery projections for credit default swaps with monoline financial guarantors; the impact on economic conditions and Merrill Lynch arising from further changes to the credit rating or perceived creditworthiness of instruments issued, insured or guaranteed by the U.S. government, or of institutions, agencies or instrumentalities directly linked to the U.S. government; the realizability of deferred tax assets prior to expiration of any carryforward periods; credit trends and conditions, including credit losses, credit reserves, charge-offs, delinquency trends and nonperforming asset levels; investment banking fees; sales and trading revenues; liquidity; the revenue impact resulting from, and any mitigation actions taken in response to, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”); that it is our objective to maintain high-quality credit ratings; the estimated range of possible loss from and the impact on Merrill Lynch of various legal proceedings discussed in Note 14 to the Condensed Consolidated Financial Statements; our estimates of contributions to be made to pension plans; our interest rate risk management strategies and models; our trading risk management processes; completion of tender offers for the repurchase of certain of our outstanding subordinated debt securities;
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

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, and in any of ML & Co.'s subsequent Securities and Exchange Commission (“SEC”) filings: Merrill Lynch's ability to resolve its representations and warranties obligations, and any related servicing, securities, fraud, indemnity or other claims with monolines, and private-label investors and other investors, including those monolines and investors from whom Merrill Lynch has not yet received claims or with whom it has not yet reached any resolutions; the identification and effectiveness of any initiatives to mitigate the negative impact of the Financial Reform Act; adverse changes to Merrill Lynch's credit ratings from the three major credit rating agencies; and decisions to downsize, sell or close units or otherwise change the business mix of Merrill Lynch.

Forward-looking statements speak only as of the date they are made, and Merrill Lynch undertakes no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

The Notes to the Condensed Consolidated Financial Statements referred to in Management’s Discussion and Analysis of Financial Condition and Results of Operations (the "MD&A") are incorporated by reference into MD&A. Certain prior-period amounts have been reclassified in order to conform with the current period presentation.

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

Business Segments

Pursuant to Accounting Standards Codification (“ASC”) 280, Segment Reporting, operating segments represent components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. The business activities of Merrill Lynch are included within certain of the operating segments of Bank of America. Detailed financial information related to the operations of Merrill Lynch, however, is not provided to Merrill Lynch's chief operating decision maker. As a result, Merrill Lynch does not contain any identifiable operating segments under Segment Reporting, and therefore the financial information of Merrill Lynch is presented as a single segment.

Form 10-Q Presentation

As a result of the acquisition of Merrill Lynch by Bank of America, certain information is not required in this Form 10-Q as permitted by General Instruction H of Form 10-Q. We have also abbreviated the MD&A as permitted by General Instruction H.

EXECUTIVE OVERVIEW

We reported a net loss of $1.6 billion for the quarter ended March 31, 2012 as compared with net earnings of $406 million in the quarter ended March 31, 2011. Revenues, net of interest expense (“net revenues”) for the quarter ended March 31, 2012 were $4.7 billion compared with $7.9 billion in 2011. Our pre-tax loss was $1.9 billion in the quarter ended March 31, 2012 compared with pre-tax earnings of $621 million in 2011.

The declines in net earnings and net revenues for the quarter ended March 31, 2012 were due primarily to lower principal transactions and other revenues. The decline in principal transactions revenues primarily reflected the impact of higher losses associated with the valuation of certain of our liabilities as compared with the prior year period. During the quarter ended March 31, 2012, we recorded net losses of $2.1 billion due to the impact of the narrowing of Merrill Lynch's credit spreads on the carrying value of certain of our long-term debt liabilities, primarily structured notes, while in the quarter ended March 31, 2011, we recorded net losses of $0.3 billion due to the narrowing of our credit spreads. In addition, we recorded losses of $0.7 billion in the quarter ended March 31, 2012 due to valuation adjustments associated with the consideration of our own creditworthiness in the fair value of certain derivative liabilities ("DVA"), an increase of $0.5 billion from the prior year period. The decrease in other revenues primarily reflected a $1.1 billion gain associated with a private equity investment that was recorded in the quarter ended March 31, 2011. Investment banking and commissions revenues also declined as compared with the prior year period. These decreases were partially offset by lower non-interest expenses.

Transactions with Bank of America

We have entered into various transactions with Bank of America, including transactions in connection with certain sales and trading and financing activities as well as the allocation of certain shared services. Total net revenues and non-interest expenses related to transactions with Bank of America for the quarter ended March 31, 2012 were $209 million and $425 million, respectively. Such net revenues and non-interest expenses for the quarter ended March 31, 2011 were $318 million and $615 million, respectively. Net revenues and non-interest expenses for both periods included intercompany service fee revenues and expenses from Bank of America associated with allocations of certain centralized or shared business activities between Merrill Lynch and Bank of America. See Note 2 to the Condensed Consolidated Financial Statements for further information.

Credit Ratings

On February 15, 2012, Moody's Investors Service, Inc. ("Moody's") placed Bank of America's and ML & Co.'s long-term debt ratings on review for possible downgrade as part of its review of 17 financial institutions with global capital markets operations. On April 13, 2012, Moody's indicated that the review is expected to conclude between early May and the end of June, 2012. Any adjustment to our ratings will be determined based on Moody's review; however, Moody's offered guidance that downgrades to our ratings, if any, would likely be limited to one notch.

The major rating agencies (Moody's, Standard & Poor's Ratings Services ("S&P") and Fitch Ratings ("Fitch")) have each indicated that, as a systemically important financial institution, Bank of America's (and consequently ML & Co.'s) credit ratings currently reflect their expectation that, if necessary, Bank of America would receive significant support from the U.S. government, and that they will continue to assess such support in the context of sovereign financial strength and regulatory and legislative developments. For information regarding the risks associated with adverse changes in our credit ratings, see “MD&A - Funding and Liquidity - Credit Ratings", Note 6 to the Consolidated Financial Statements and Item 1A. "Risk Factors" contained in Merrill Lynch's 2011 Annual Report on Form 10-K.

U.K. Corporate Income Tax Rate Change

The proposal to reduce the U.K. corporate income tax rate by two percent to 23% is expected to be enacted in July, 2012.  The first proposed one percent reduction would be effective as of April 1, 2012 and the second reduction would be effective as of April 1, 2013. These reductions would favorably affect income tax expense on future U.K. earnings, but also would require us to remeasure our U.K. net deferred tax assets using the lower tax rates. Upon enactment, we would record a charge to income tax expense of approximately $800 million for these reductions. If the corporate income tax rate were reduced to 22% by 2014 as suggested in U.K. Treasury announcements and assuming no change in the deferred tax asset balance, we would record a charge to income tax expense for approximately $400 million in the period of enactment.

Retirement of Certain Debt Instruments

During the quarter ended March 31, 2012, we completed a tender offer to purchase and retire certain subordinated notes for approximately $1.2 billion in cash, which resulted in a pre-tax gain of $328 million.

As credit spreads for many financial institutions, including Merrill Lynch, remain at wide levels, the fair value of debt previously issued by financial institutions has decreased, making it economically advantageous to repurchase and retire certain of our outstanding debt. On April 25, 2012, Merrill Lynch commenced a tender offer for the repurchase of certain outstanding subordinated debt securities. This tender is part of a broader tender with Bank of America and includes both Bank of America and Merrill Lynch subordinated debt. Bank of America and Merrill Lynch are offering to pay a total of up to $1 billion (such aggregate consideration is subject to increase). The Merrill Lynch securities included in the tender have an outstanding principal balance of $1 billion. We expect any repurchases pursuant to this tender offer to be completed during the second quarter of 2012. We will consider additional repurchases in the future depending on prevailing market conditions, liquidity and other factors. If the purchase of any debt instruments is at an amount less than the carrying value, such purchases would be accretive to earnings.

RESULTS OF OPERATIONS
(dollars in millions)
	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	% Change between the Three Months Ended March 31, 2012 and the Three Months Ended March 31, 2011
Revenues
Principal transactions	$(141)	$1,171	N/M
Commissions	1,355	1,590	(15)
Managed account and other fee-based revenues	1,287	1,291	—
Investment banking	1,204	1,532	(21)
Earnings from equity method investments	157	138	14
Intercompany service fee revenue from BAC	167	233	(28)
Other revenues(1)	770	1,858	(59)
Subtotal	4,799	7,813	(39)
Interest and dividend revenues	1,837	2,400	(23)
Less interest expense	1,907	2,353	(19)
Net interest (expense) income	(70)	47	N/M
Revenues, net of interest expense	4,729	7,860	(40)
Non-interest expenses:
Compensation and benefits	4,514	4,610	(2)
Communications and technology	439	428	3
Occupancy and related depreciation	305	336	(9)
Brokerage, clearing, and exchange fees	282	300	(6)
Advertising and market development	108	121	(11)
Professional fees	195	227	(14)
Office supplies and postage	28	32	(13)
Provision for representations and warranties	11	(22)	N/M
Intercompany service fee expense from BAC	394	553	(29)
Other	305	654	(53)
Total non-interest expenses	6,581	7,239	(9)
Pre-tax (loss) earnings	(1,852)	621	N/M
Income tax (benefit) expense	(224)	215	N/M
Net (loss) earnings	$(1,628)	$406	N/M

(1)
Amounts include other income and other-than-temporary impairment losses on available-for-sale debt securities. The other-than-temporary impairment losses were $2 million and $37 million for the three months ended March 31, 2012 and March 31, 2011, respectively.

N/M = Not meaningful.

Consolidated Results of Operations

Our net loss for the quarter ended March 31, 2012 was $1.6 billion compared with net earnings of $406 million for the quarter ended March 31, 2011. Net revenues for the quarter ended March 31, 2012 were $4.7 billion compared with $7.9 billion in 2011.

Quarter Ended March 31, 2012 Compared With Quarter Ended March 31, 2011

Principal transactions revenues include both realized and unrealized gains and losses on trading assets and trading liabilities and investment securities classified as trading. Principal transactions revenues were negative $141 million for the quarter ended March 31, 2012 compared with positive $1.2 billion for the quarter ended March 31, 2011. The decline was primarily due to higher losses associated with the valuation of certain of our liabilities. In the quarter ended March 31, 2012, we recorded net losses of $2.1 billion due to the impact of the narrowing of Merrill Lynch's credit spreads on the carrying value of certain of our long-term debt liabilities, primarily structured notes, as compared with net losses of $0.3 billion from such long-term debt liabilities recorded in the quarter ended March

31, 2011. We also recorded losses from DVA of $0.7 billion in the quarter ended March 31, 2012, an increase of $0.5 billion from the prior year period. In addition, as discussed below, principal transactions revenues from proprietary trading declined by $192 million due to the exit from our stand-alone proprietary trading business as of June 30, 2011. These decreases in principal transactions revenues were partially offset by higher revenues generated by our trading activities, primarily in our mortgage and rates and currencies businesses. Revenues from mortgage products increased as the results for the quarter ended March 31, 2011 included losses from credit valuation adjustments related to financial guarantors. Revenues from rates and currency products increased as a result of higher new deal activity and stronger client flows, which reflected some stabilization of the European debt crisis and an improved market sentiment in the current quarter.

Included in principal transactions revenues for the quarter ended March 31, 2011 are net revenues associated with activities we identified as “proprietary trading,” which was conducted separately from our customer trading activities. Our stand-alone proprietary trading operations engaged in trading activities in a variety of products, including stocks, bonds, currencies and commodities. In response to developments relating to the Volcker Rule, we exited our stand-alone proprietary trading business as of June 30, 2011. The revenues from these operations for the quarter ended March 31, 2011 were $208 million, of which $192 million were included within principal transactions revenues. The remainder of the revenues for these operations were primarily recorded within net interest revenues. See also “MD&A - Executive Overview - Other Events - Financial Reform Act - Limitations on Proprietary Trading” in our 2011 Annual Report on Form 10-K.

Net interest (expense) income is a function of (i) the level and mix of total assets and liabilities, including trading assets, deposits, financing and lending transactions, and trading strategies associated with our businesses, and (ii) the prevailing level, term structure and volatility of interest rates. Net interest (expense) income is an integral component of trading activity. In assessing the profitability of our client facilitation and trading activities, we view principal transactions and net interest (expense) income in the aggregate as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause the mix of principal transactions and net interest (expense) income to fluctuate from period to period. Net interest expense was $70 million for the quarter ended March 31, 2012 compared with net interest income of $47 million in the quarter ended March 31, 2011. The increase in net interest expense was primarily due to lower net interest revenues generated from our trading and global wealth management activities, partially offset by lower financing costs.

Commissions revenues primarily arise from agency transactions in listed and over-the-counter ("OTC") equity securities and commodities and options. Commissions revenues also include distribution fees for promoting and distributing mutual funds. Commissions revenues were $1.4 billion for the quarter ended March 31, 2012, a decrease of 15% from the prior year. The decline was primarily attributable to our global equity products business, reflecting lower single-stock trading volumes in the U.S., Europe, Middle East and Africa ("EMEA") and Pacific Rim regions, which declined by 4%, 47% and 34%, respectively, from the prior year period. Commissions revenues from our global wealth management business also declined due to lower transaction volumes as compared with the prior year period.

Managed account and other fee-based revenues primarily consist of asset-priced portfolio service fees earned from the administration of separately managed and other investment accounts for retail investors, annual account fees, and certain other account-related fees. Managed account and other fee-based revenues remained consistent at $1.3 billion for both the quarters ended March 31, 2012 and March 31, 2011.

Investment banking revenues include fees for the underwriting and distribution of debt, equity and loan products, and fees for advisory services and tailored risk management solutions. Total investment banking revenues were $1.2 billion for the quarter ended March 31, 2012, a decrease of 21% from the prior year. The decrease was primarily driven by lower advisory and equity underwriting fees due to a decrease in our market share and an overall decline in equity capital markets and merger and acquisition fee pools. Underwriting revenues decreased 17% to $1.0 billion, primarily driven by lower fees from equity underwriting. Revenues from debt capital markets also declined. Revenues from advisory services decreased 37% to $202 million.

Sales and trading revenue and investment banking fees may be adversely affected in 2012 by lower client activity and challenging market conditions as a result of, among other things, the European sovereign debt crisis, and uncertainty regarding the outcome of the evolving domestic regulatory landscape, our credit ratings and market volatility.

Earnings from equity method investments include our pro rata share of income and losses associated with investments accounted for under the equity method of accounting. Earnings from equity method investments were $157 million for the quarter ended March 31, 2012 compared with $138 million for the prior year period. The increase reflected higher revenues from certain equity method investments. Refer to Note 8 to the Consolidated Financial Statements included in our 2011 Annual Report on Form 10-K for further information on equity method investments.

Intercompany service fee revenues from Bank of America include revenues associated with the provision of certain shared business activities with Bank of America. Intercompany service fee revenues from Bank of America were $167 million in the quarter ended March 31, 2012 compared with $233 million in the prior year period. The decrease was driven by lower fees earned from Bank of America in connection with certain shared brokerage and trading activities.

Other revenues include gains and losses on investment securities, including certain available-for-sale securities, gains and losses on private equity investments, and gains and losses on loans and other miscellaneous items. Other revenues were $770 million in the quarter ended March 31, 2012 as compared with revenues of $1.9 billion in the quarter ended March 31, 2011. The decrease was due to lower gains from certain investments, which was primarily attributable to a $1.1 billion gain recorded in the quarter ended March 31, 2011 associated with a private equity investment that underwent an initial public offering during that period. This decrease was partially offset by a gain of $328 million recorded in the quarter ended March 31, 2012 resulting from the repurchase and retirement of certain of our long-term borrowings (see "Executive Overview - Retirement of Certain Debt Instruments").

Compensation and benefits expenses were $4.5 billion in the quarter ended March 31, 2012, a decrease of 2% from the prior year period. The decrease was due to lower amortization expense associated with stock-based compensation awards, including lower expense for retirement-eligible employees due to a decline in award grants. These decreases were partially offset by higher incentive-based compensation accruals.

Non-compensation expenses were $2.1 billion in the quarter March 31, 2012 compared with $2.6 billion in the prior year period. Advertising and market development expenses were $108 million, a decrease of 11%, due primarily to lower travel, marketing and promotional costs. Professional fees were $195 million, a decrease of 14% from the prior year. The decline was driven by lower legal, consulting and other professional fees. Intercompany service fee expenses from Bank of America were $394 million in the quarter ended March 31, 2012 compared with $553 million in the prior year period. The decline reflected a lower level of allocated expenses from Bank of America. Other expenses were $305 million, a decrease of 53% from the prior year period. The decrease was primarily due to lower expense associated with non-controlling interests of certain principal investments as well as lower litigation-related expenses.

The income tax benefit was $224 million for the quarter ended March 31, 2012 compared with an income tax expense of $215 million for the quarter ended March 31, 2011, resulting in effective tax rates of 12.1% and
34.6%, respectively. The effective tax rate for the first quarter of 2012 was driven by net recurring tax preference items (such as tax exempt income), which reduce our full year estimated effective tax rate.
Even though the estimated full year effective tax rate contains net preference items, the appropriate application of the low full year tax rate to the first quarter pre-tax loss resulted in a smaller income tax benefit from the loss. In addition, a true-up of final settlement of certain income tax audits was recorded in the first quarter of 2012, which increased the 2012 effective rate compared to what it otherwise would have been. Items such as the U.K. corporate income tax rate change referred to below may affect the income tax rate later this year.

The proposal to reduce the U.K. corporate income tax rate by two percent to 23% is expected to be enacted in July, 2012. For additional information, see "Executive Overview - U.K. Corporate Income Tax Rate Change."

OFF-BALANCE SHEET EXPOSURES
As a part of our normal operations, we enter into various off-balance sheet arrangements that may require future payments. The table and discussion below outline our significant off-balance sheet arrangements, as well as their future expirations, as of March 31, 2012. Refer to Note 14 to the Condensed Consolidated Financial Statements for further information.

(dollars in millions)
	Expiration
	Maximum Payout	Less than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Standby liquidity facilities	$795	$225	$551	$3	$16
Residual value guarantees	320	—	320	—	—
Standby letters of credit and other guarantees	373	288	23	49	13

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
Residual Value Guarantees
At March 31, 2012, residual value guarantees of $320 million consist of amounts associated with certain power plant facilities. Payments under these guarantees would only be required if the fair value of such assets declined below their guaranteed value. As of March 31, 2012, no payments have been made under these guarantees and the carrying value of the associated liabilities was not material, as Merrill Lynch believes that the estimated fair value of such assets was in excess of their guaranteed value.
Standby Letters of Credit
At March 31, 2012, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $0.4 billion.
Representations and Warranties

In prior years, Merrill Lynch and certain of its subsidiaries, including First Franklin Financial Corporation (“First Franklin”), sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations (in a limited number of these securitizations, monolines insured all or some of the securities) or in the form of whole loans. Most of the loans sold in the form of whole loans were subsequently pooled into private-label securitizations sponsored by the third-party buyer of the whole loans. In addition, Merrill Lynch and First Franklin securitized first-lien residential mortgage loans generally in the form of mortgage-backed securities guaranteed by the GSEs. In connection with these transactions, Merrill Lynch made various representations and warranties. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to the GSEs, whole-loan buyers, securitization trusts or monoline insurers (collectively, “repurchases”). In such cases, Merrill Lynch would be exposed to any credit loss on the repurchased mortgage loans after accounting for any mortgage insurance or mortgage guaranty payments that it may receive.

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

For additional information about accounting for representations and warranties and our representations and warranties claims and exposures, see Note 14 to the Condensed Consolidated Financial Statements and Item 1A. "Risk Factors" in Merrill Lynch's 2011 Annual Report on Form 10-K.

Merrill Lynch has vigorously contested any request for repurchase when it has concluded that a valid basis for repurchase does not exist and will continue to do so in the future. Merrill Lynch may reach settlements in the future if opportunities arise on terms it believes to be advantageous to Merrill Lynch.

Recent Developments Related to the Bank of America BNY Mellon Settlement

Bank of America's settlement (the “BNY Mellon Settlement”) with the Bank of New York Mellon, as trustee (the “Trustee”) is subject to final court approval and certain other conditions. Under an order entered by the state court in connection with the BNY Mellon Settlement, potentially interested persons had the opportunity to give notice of intent to object to the settlement (including on the basis that more information was needed) until August 30, 2011. Approximately 44 groups or entities appeared prior to the deadline; three of those groups or entities have subsequently withdrawn from the proceeding and one motion to intervene was denied. Certain of these groups or entities filed notices of intent to object, made motions to intervene, or both filed notices of intent to object and made motions to intervene. The parties filing motions to intervene include the Attorneys General of the states of New York and Delaware.

Certain of the motions to intervene and/or notices of intent to object allege various purported bases for opposition to the settlement. These include challenges to the nature of the court proceeding and the lack of an opt-out mechanism, alleged conflicts of interest on the part of the institutional investor group and/or the Trustee, the inadequacy of the settlement amount and the method of allocating the settlement amount among the 525 legacy Countrywide first-lien and five second-lien non-GSE residential mortgage-backed securitization trusts, while other motions do not make substantive objections but state that they need more information about the settlement. Parties who filed notices stating that they wished to obtain more information about the settlement include the Federal Deposit Insurance Corporation and the Federal Housing Finance Agency.

An investor opposed to the settlement removed the proceeding to federal district court, and the federal district court denied the Trustee's motion to remand the proceeding to state court. On February 27, 2012, the U.S. Court of Appeals issued an opinion reversing the district court denial of the Trustee's motion to remand the proceeding to state court and ordered that the proceeding be remanded to state court. On April 24, 2012, a hearing was held on threshold issues, at which the court denied the objectors' motion to convert the proceeding to a plenary proceeding.  A hearing on discovery matters was set for May 8, 2012. Bank of America and Merrill Lynch are not parties to the proceeding.

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

Outstanding Claims

The table below presents outstanding representations and warranties claims by counterparty at March 31, 2012 and December 31, 2011. The outstanding claims include only claims where Merrill Lynch believes that the counterparty has a basis to submit claims. During the three months ended March 31, 2012, we received $329 million of new repurchase claims, primarily from whole-loan investors and private-label securitization trustees.

Outstanding Claims by Counterparty
(dollars in millions)
	March 31, 2012	December 31, 2011
GSEs	$65	$65
Monoline	152	136
Whole-loan investors, private-label securitization trustees and other (1)	1,383	1,101
Total	$1,600	$1,302
(1) The majority of these repurchase claims are from whole loan buyers of subprime loans or trustees of private label securitization trusts through which First Franklin sold subprime loans.

Of the $1.6 billion of outstanding claims as of March 31, 2012, we believe that for $701 million, a valid defect has not been identified which would constitute an actionable breach of representations and warranties. The remaining $899 million of claims are in the process of review. When a claim has been denied and there has not been communication with the counterparty for six months, Merrill Lynch views these claims as inactive; however, they remain in the outstanding claims balance until resolution.

In addition, not included in outstanding claims in the table above, during the three months ended March 31, 2012, we received $1.4 billion in repurchase demands from a master servicer where we believe the claimant has not satisfied the contractual thresholds to direct the securitization trustee to take action and/or that these demands are otherwise procedurally or substantively invalid. We do not believe the $1.4 billion in additional demands are valid claims, and therefore it is not possible to predict the resolution with respect to such demands.

Cash Settlements

As presented in the table below, Merrill Lynch paid $11 million and $2 million during the three months ended March 31, 2012 and March 31, 2011, respectively, to resolve $11 million and $3 million, respectively, of repurchase claims through repurchase or indemnification payments to investors or securitization trusts, resulting in a loss on the related loans at the time of repurchase or indemnification payment of $11 million and $2 million, respectively. Cash paid for loan repurchases includes the unpaid principal balance of the loan plus past due interest. The amount of loss for loan repurchases is reduced by the fair value of the underlying loan collateral. The repurchase of loans and indemnification payments related to repurchase claims generally resulted from material breaches of representations and warranties related to the loans' material compliance with the applicable underwriting standards, including borrower misrepresentation, credit exceptions without sufficient compensating factors and non-compliance with underwriting procedures. The actual representations and warranties made in a sales transaction and the resulting repurchase and indemnification activity can vary by transaction or investor. A direct relationship between the type of defect that causes the breach of representations and warranties and the severity of the realized loss has not been observed.

dollars in millions
	Three Months Ended March 31,
	2012	2011
Claims resolved (1)	$11	$3

Repurchases	$—	$—
Indemnification payments	11	2
Total	$11	$2
(1) Represents unpaid principal balance.

Liability for Representations and Warranties

The liability for representations and warranties is included in Interest and other payables on the Condensed Consolidated Balance Sheets, and the related provision is included in Non-interest expenses on the Condensed Consolidated Statements of (Loss) Earnings. The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors. Depending on the counterparty, these include actual defaults, estimated future defaults, historical loss experience, estimated home prices, other economic conditions, estimated probability that a repurchase claim will be received, including consideration of whether presentation thresholds will be met, number of payments made by the borrower prior to default and estimated probability that a loan will be required to be repurchased as well as other relevant facts and circumstances, such as bulk settlements and identity of the counterparty or type of counterparty, with whom a sale was made. The estimate of the liability for representations and warranties is based on currently available information, significant judgment and a number of factors, including those set forth above, that are subject to change. Changes to any one of these factors could significantly impact the estimate of the liability and could have a material adverse impact on our results of operations for any particular period.

At both March 31, 2012 and December 31, 2011, the liability for representations and warranties was $2.8 billion. In the three months ended March 31, 2012, we recorded a provision for representations and warranties related to our repurchase exposure on private-label securitizations of $11 million.

Estimated Range of Possible Loss for Non-GSEs

In private-label securitizations, certain presentation thresholds need to be met in order for repurchase claims to be asserted by investors. We believe it is probable that other claimants in certain types of securitizations may come forward with claims that meet the requirements of the terms of the securitizations. We have seen and continue to see an increased trend in both requests for loan files and repurchase claims from private-label securitization trustees. As a result of the BNY Mellon Settlement in the second quarter of 2011, we determined that we had sufficient experience to record a liability of $2.7 billion related to our exposure on certain private-label securitizations. We believe that with the increased liability recorded in 2011, we have provided for a substantial portion of our non-GSE representations and warranties exposures.

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

We currently estimate that the range of possible loss related to non-GSE representations and warranties exposure as of March 31, 2012 could be up to $0.5 billion over existing accruals. This estimated range of possible loss for non-GSE representations and warranties does not represent a probable loss, and is based on currently available information, significant judgment, and a number of assumptions, including those set forth below, that are subject to change.

The methodology used to estimate the non-GSE representations and warranties liability and the corresponding range of possible loss considers a variety of factors including Merrill Lynch's experience related to actual defaults, projected future defaults, historical loss experience, estimated home prices, other economic conditions and the experience of Merrill Lynch's affiliates. Among the factors that impact the non-GSE representations and warranties liability and the corresponding estimated range of possible loss are: (1) contractual material adverse effect requirements, (2) the representations and warranties provided, and (3) the requirement to meet certain presentation thresholds. The first factor is based on our belief that a non-GSE contractual liability to repurchase a loan generally arises only if the counterparties prove there is a breach of representations and warranties that materially and adversely affects the interest of the investor or all investors, or the monoline insurer (as applicable), in a securitization trust and, accordingly, we believe that the repurchase claimants must prove that the alleged representations and warranties breach was the cause of the loss. The second factor is related to the fact that non-GSE securitizations include different types of representations and warranties than those provided to the GSEs. We believe the non-GSE securitizations' representations and warranties are less rigorous and actionable than the explicit provisions of comparable agreements with the GSEs without regard to any variations that may have arisen as a result of dealings with the GSEs. The third factor is related to the fact that certain presentation thresholds need to be met in order for any repurchase claim to be asserted on the initiative of investors under the non-GSE agreements. A securitization trustee may investigate or demand repurchase on its own action, and most agreements contain a threshold, for example 25% of the voting rights per trust, that allows investors to declare a servicing event of default under certain circumstances or to request certain action, such as requesting loan files, that the trustee may choose to accept and follow, exempt from liability, provided the trustee is acting in good faith. If there is an un-cured servicing event of default, and the trustee fails to bring suit during a 60-day period, then, under most agreements, investors may file suit. In addition to this, most agreements also allow investors to direct the securitization trustee to investigate loan files or demand the repurchase of loans, if security holders hold a specified percentage, for example, 25%, of the voting rights of each tranche of the outstanding securities.

Although we continue to believe that presentation thresholds are a factor in the determination of probable loss, given the BNY Mellon Settlement, the estimated range of possible loss assumes that the presentation threshold can be met for all of the non-GSE securitization transactions.

In addition, in the case of private-label securitizations, the methodology used to estimate the non-GSE representations and warranties liability and the corresponding ranges of possible loss considers the experience resulting from the BNY Mellon Settlement and assumes that the conditions to the BNY Mellon Settlement will be satisfied. Since the non-GSE transactions that were included in the BNY Mellon Settlement differ from those that were not included in the BNY Mellon Settlement, Merrill Lynch adjusted the experience implied in the settlement in order to determine the estimated non-GSE representations and warranties liability and the corresponding range of possible loss. The judgmental adjustments made include consideration of the differences in the mix of products in the securitizations, loan originator, likelihood of claims differences, the differences in the number of payments that the borrower has made prior to default, and the sponsor of the securitization.

Future provisions and/or ranges of possible loss for non-GSE representations and warranties may be significantly impacted if actual experiences are different from our assumptions in our predictive models, including, without limitation, those regarding the ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, economic conditions, estimated home prices, consumer and counterparty behavior, and a variety of other judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or this estimated range of possible loss. For example, if courts were to disagree with our interpretation that the underlying agreements require a claimant to prove that the representations and warranties breach was the cause of the loss, it could significantly impact this estimated range of possible loss. Additionally, if recent court rulings related to monoline litigation, including one related to an affiliate of ours, that have allowed sampling of loan files instead of requiring a loan-by-loan review to determine if a representations and warranties breach has occurred are followed generally by the courts, private-label securitization investors may view litigation as a more attractive alternative compared to a loan-by-loan review. Finally, although Merrill Lynch believes that the representations and warranties typically given in non-GSE transactions are less rigorous and actionable than those given in GSE transactions, Merrill Lynch does not have significant loan-level experience in non-GSE transactions to measure the impact of these differences on the probability that a loan will be required to be repurchased.

The liability for obligations under representations and warranties with respect to GSE and non-GSE exposures and the corresponding estimated range of possible loss for non-GSE representations and warranties exposures does not include any losses related to litigation matters disclosed in Note 14 to the Condensed Consolidated Financial Statements or in Note 14 to the Consolidated Financial Statements included in our 2011 Annual Report on Form 10-K, nor do they include any potential securities law or fraud claims or potential indemnity or other claims against us. Merrill Lynch is not able to reasonably estimate the amount of any possible loss with respect to any such securities law, except to the extent reflected in the aggregate range of possible loss for litigation and regulatory matters disclosed in Note 14 to the Condensed Consolidated Financial Statements, fraud or other claims against us; however, such loss could be material.

Experience with Non-GSE Investors

As presented in the table below, Merrill Lynch, including First Franklin, sold loans originated from 2004 to 2008 (primarily subprime and alt-A) with an original principal balance of $132 billion to investors other than the GSEs (although the GSEs are investors in certain private-label securitizations), of which approximately $63 billion in principal has been paid off and $45 billion has defaulted or is severely delinquent (i.e., 180 days or more past due) at March 31, 2012.

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

The following table details the population of loans originated between 2004 and 2008 and the population of loans sold as whole loans or in non-GSE private-label securitizations by entity together with the defaulted and severely delinquent loans stratified by the number of payments the borrower made prior to default or becoming severely delinquent at March 31, 2012. In connection with these transactions, we provided representations and warranties, and the whole-loan investors may retain those rights even when the whole loans were aggregated with other collateral into private-label securitizations sponsored by the whole loan investors. At least 25 payments have been made on approximately 60% of the defaulted and severely delinquent loans. We have received approximately $3.0 billion of representations and warranties claims from whole-loan investors and private-label securitization trustees related to these vintages, including $2.1 billion from whole-loan investors and $0.9 billion from private-label securitization trustees. Merrill Lynch believes many of the defaults observed in these securitizations have been, and continue to be, driven by external factors, such as the substantial depreciation in home prices, persistently high unemployment and other negative economic trends, diminishing the likelihood that any loan defect (assuming one exists at all) was the cause of a loan's default. As of March 31, 2012, approximately 34% of the loans sold to non-GSEs that were originated between 2004 and 2008 have defaulted or are severely delinquent.

(dollars in billions)
	Principal Balance					Principal at Risk
Entity	Original Principal Balance	Outstanding Principal Balance March 31, 2012	Outstanding Principal Balance Over 180 Days	Defaulted Principal Balance	Defaulted or Severely Delinquent	Borrower Made Less than 13 Payments	Borrower Made 13 to 24 Payments	Borrower Made 25 to 36 Payments	Borrower Made More Than 36 Payments
Merrill Lynch (excluding First Franklin)	$50	$16	$5	$12	$17	$3	$4	$3	$7
First Franklin	82	20	7	21	28	5	6	5	12
Total (1)	$132	$36	$12	$33	$45	$8	$10	$8	$19

(1) Excludes transactions sponsored by Merrill Lynch where no representations or warranties were made.

Prior to 2011, the majority of the claims that we received were from third-party whole-loan investors. In the year ended December 31, 2011, Merrill Lynch received $665 million of new repurchase claims from whole-loan and private-label securitization investors, predominately from private-label securitization trustees received in the fourth quarter of 2011. In the first three months of 2012, Merrill Lynch received $329 million of new repurchase claims, primarily from whole-loan and private-label securitization trustees. We have seen and continue to see an increased trend in both requests for loan files and repurchase claims from private-label securitization trustees. We believe it is likely that these requests will lead to an increase in repurchase claims from private-label securitization trustees with standing to bring such claims. For additional information, see "Representations and Warranties - Outstanding Claims" above.

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
Involvement with VIEs

We transact with VIEs in a variety of capacities, including those that we help establish as well as those initially established by third parties. We utilize VIEs in the ordinary course of business to support our own and our customers' financing and investing needs. Merrill Lynch securitizes loans and debt securities using VIEs as a source of funding and a means of transferring the economic risk of the loans or debt securities to third parties. We also administer, structure or invest in or enter into derivatives with other VIEs, including multi-seller conduits, municipal bond trusts, collateralized debt obligations ("CDOs") and other entities, as described in more detail below. Our involvement with VIEs can vary and we are required to continuously reassess prior consolidation and disclosure conclusions (refer to Note 9 to the Condensed Consolidated Financial Statements). Refer to Note 1 to the Condensed Consolidated Financial Statements for a discussion of our consolidation accounting policy and for information regarding new VIE accounting rules that became effective on January 1, 2010.

Contractual Obligations
We have contractual obligations to make future payments of debt, lease and other agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. Other obligations include our contractual funding obligations related to our employee benefit plans. See Notes 12, 14 and 15 to the Condensed Consolidated Financial Statements.

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

Beginning late in the third quarter of 2009, in connection with the update or renewal of certain Merrill Lynch international securities offering programs, Bank of America agreed to guarantee debt securities, warrants and/or certificates issued by certain subsidiaries of ML & Co. on a going forward basis. All existing ML & Co. guarantees of securities issued by those same Merrill Lynch subsidiaries under various international securities offering programs will remain in full force and effect as long as those securities are outstanding, and Bank of America has not assumed any of those prior ML & Co. guarantees or otherwise guaranteed such securities. There were approximately $6.0 billion of securities guaranteed by Bank of America at March 31, 2012. In addition, Bank of America has guaranteed the performance of Merrill Lynch on certain derivative transactions. The aggregate amount of such derivative liabilities was approximately $0.7 billion at March 31, 2012.

Following the completion of Bank of America's acquisition of Merrill Lynch, ML & Co. became a subsidiary of Bank of America and established intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these intercompany agreements is a $75 billion one-year revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America at a spread to the London Interbank Offered Rate ("LIBOR") that is reset periodically and is consistent with other intercompany agreements. This credit line was renewed effective January 1, 2012 with a maturity date of January 1, 2013. The credit line will automatically be extended by one year to the succeeding January 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. The agreement does not contain any financial or other covenants. There were no outstanding borrowings against the line of credit at March 31, 2012.

In addition to the $75 billion unsecured line of credit, there is also a revolving unsecured line of credit that allows ML & Co. to borrow up to $25 billion from Bank of America. Interest on borrowings under the line of credit is based on prevailing short-term market rates. The line of credit does not contain any financial or other covenants. The line of credit matures on February 12, 2013. There was approximately $0.4 billion outstanding under the line of credit at March 31, 2012.

Merrill Lynch Pierce Fenner & Smith Incorporated ("MLPF&S") also has the following borrowing agreements with Bank of America:

•
A subordinated loan agreement for approximately $1.5 billion - Borrowings under this agreement bear interest based on a spread to LIBOR, and have a scheduled maturity date of December 31, 2013. The loan agreement contains a provision that automatically extends the loan's maturity by one year unless Bank of

America provides 13 months written notice not to extend prior to the scheduled maturity date.

•
A $7 billion revolving subordinated line of credit - The subordinated line of credit bears interest based on a spread to LIBOR, and has a scheduled maturity date of October 1, 2013. The revolving subordinated line of credit contains a provision that automatically extends the maturity by one year unless Bank of America provides 13 months written notice not to extend prior to the scheduled maturity date. At March 31, 2012, $1.1 billion was outstanding under the subordinated line of credit.

•
A $4 billion one-year revolving unsecured line of credit - Interest on the line of credit is based on prevailing short-term market rates. The credit line matures on November 1, 2012 and may automatically be extended by one year to the succeeding November 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. At March 31, 2012, there were no borrowings outstanding under the line of credit.

•
A $15 billion 364-day revolving unsecured line of credit - Interest on the line of credit is based on prevailing short-term market rates. The line of credit matures on February 19, 2013. At March 31, 2012, approximately $1.2 billion was outstanding under the line of credit.

Bank of America and Merrill Lynch have entered into certain intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these arrangements is a $50 billion extendible one-year revolving credit facility that allows Bank of America to borrow funds from Merrill Lynch at a spread to LIBOR that is reset periodically and is consistent with other intercompany agreements. The credit facility matures on January 1, 2013 and will automatically be extended by one year to the succeeding January 1st unless Merrill Lynch provides written notice not to extend at least 45 days prior to the maturity date. There were no amounts outstanding at both March 31, 2012 and December 31, 2011 under this credit facility. There is also a short-term revolving credit facility that allows Bank of America to borrow up to an additional $25 billion. Interest on borrowings under the credit facility is based on prevailing short-term market rates. The line of credit matures on February 12, 2013. At March 31, 2012, there were no amounts outstanding under this credit facility.
Credit Ratings

Our borrowing costs and ability to raise funds are directly impacted by our credit ratings. In addition, credit ratings may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions, including OTC derivatives. Thus, it is our objective to maintain high-quality credit ratings.

Credit ratings and outlooks are opinions on our creditworthiness and that of our obligations or securities, including long-term debt, short-term borrowings and other securities, including asset securitizations. Following the acquisition of Merrill Lynch by Bank of America, the major credit rating agencies have indicated that the major drivers of Merrill Lynch's credit ratings are Bank of America's credit ratings. Bank of America's credit ratings are subject to ongoing review by the rating agencies, which consider a number of factors, including Bank of America's financial strength, performance, prospects and operations as well as factors not under Bank of America's control. The rating agencies could make adjustments to our ratings at any time and they provide no assurances that they will maintain our ratings at current levels.

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

Each of the three major rating agencies, Moody's, S&P and Fitch, downgraded the ratings of Bank of America and ML & Co. in late 2011. On February 15, 2012, Moody's placed Bank of America's and ML & Co.'s long-term debt ratings on review for possible downgrade as part of its review of 17 financial institutions with global capital markets operations. On April 13, 2012, Moody's indicated that the review is expected to conclude between early May and the end of June, 2012. Any adjustment to our ratings will be determined based on Moody's review; however, Moody's offered guidance that downgrades to our ratings, if any, would likely be limited to one notch.

The major rating agencies have each indicated that, as a systemically important financial institution, Bank of America's (and consequently ML & Co.'s) credit ratings currently reflect their expectation that, if necessary, Bank of America would receive significant support from the U.S. government, and that they will continue to assess such support in the context of sovereign financial strength and regulatory and legislative developments.

Currently, Bank of America's and ML & Co.'s long-term/short-term senior debt ratings and outlooks expressed by the rating agencies are as follows: Baa1/P-2 (review for downgrade) by Moody's; A-/A-2 (negative) by S&P; and A/F1 (stable) by Fitch. MLPF&S's long-term/short-term senior debt ratings and outlooks are A/A-1 (negative) by S&P and A/F1 (stable) by Fitch. Merrill Lynch International, a U.K.-based registered investment firm and subsidiary of ML & Co., has a long-term/short-term senior debt rating and outlook of A/A-1 (negative) by S&P. Merrill Lynch International Bank Limited, an Ireland-based bank subsidiary of ML & Co., has a long-term/short-term senior debt rating and outlook of A/F1 (stable) by Fitch. The rating agencies could make further adjustments to our ratings at any time and they provide no assurances that they will maintain our ratings at current levels.

A further reduction in certain of our credit ratings may have a material adverse effect on our liquidity, potential loss of access to credit markets, the related cost of funds, our businesses and on certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical. In addition, under the terms of certain OTC derivative contracts and other trading agreements, the counterparties to those agreements may require us to provide additional collateral, or to terminate these contracts or agreements, which could cause us to sustain losses and/or adversely impact our liquidity. If Bank of America's or ML & Co's short-term credit ratings, or those of our bank or broker-dealer subsidiaries, were downgraded by one or more levels, the potential loss of access to short-term funding sources, such as repurchase agreement financing, and the effect on our incremental cost of funds could be material.

At March 31, 2012, if the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by one incremental notch, the amount of additional collateral contractually required by such derivative contracts and other trading agreements would have been approximately $0.5 billion. If the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by a second incremental notch, approximately $0.6 billion in additional collateral would have been required.

Also, if the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by one incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of March 31, 2012 was $1.3 billion, against which $0.6 billion of collateral had been posted. Further, if the rating agencies had downgraded their long-term debt ratings for ML & Co. or certain subsidiaries by a second incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of March 31, 2012 was an incremental $3.6 billion, against which $3.4 billion of collateral had been posted.

While certain potential impacts are contractual and quantifiable, the full scope of consequences of a credit ratings downgrade to a financial institution are inherently uncertain, as they depend upon numerous dynamic, complex and inter-related factors and assumptions, including whether any downgrade of a firm's long-term credit ratings precipitates downgrades to its short-term credit ratings, and assumptions about the potential behaviors of various customers, investors and counterparties.

For information regarding the additional collateral and termination payments that would be required in connection with certain OTC derivative contracts and other trading agreements as a result of such a credit ratings downgrade, see Note 6 to the Condensed Consolidated Financial Statements and Item 1A. "Risk Factors" of Merrill Lynch's 2011 Annual Report on Form 10-K.

All three rating agencies have indicated that they will continue to assess fiscal projections and consolidation measures, as well as the medium-term economic outlook for the U.S.

Credit Risk Management

For information about our credit risk management activities, refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk - Credit Risk Management" included in our 2011 Annual Report on Form 10-K.

European Exposures

Certain European countries, including Greece, Ireland, Italy, Portugal and Spain, have experienced varying degrees of financial stress. Risks from the ongoing debt crisis in Europe could continue to disrupt the financial markets, which could have a detrimental impact on global economic conditions and sovereign and non-sovereign debt in these countries. Market sentiment improved during the quarter ended March 31, 2012, driven by a second long-term European Central Bank financing program and the successful Greek debt restructuring and bailout package that reinforced confidence in the financial system and solvency of systemically important banks. However, the lack of a clear resolution to the crisis and fears of contagion continue to contribute to market volatility.

The table below presents our direct sovereign and non-sovereign exposures in these countries at March 31, 2012. Our total sovereign and non-sovereign exposure to these countries was $2.6 billion at March 31, 2012 compared with $2.7 billion at December 31, 2011. Our total exposure to these countries, net of hedges, was $1.3 billion at March 31, 2012 compared with $1.1 billion at December 31, 2011. At March 31, 2012 and December 31, 2011, the fair value of hedges and net credit default protection purchased was $1.3 billion and $1.6 billion, respectively.

Select European Countries
					Country	Hedges and	Net Country
	Funded Loans	Unfunded	Net	Securities/	Exposure	Credit	Exposure
	and Loan	Loan	Counterparty	Other	March 31,	Default	March 31,
(dollars in millions)	Equivalents	Commitments	Exposure (1)	Investments (2)	2012	Protection (3)	2012 (4)
Country

Greece
Sovereign	$—	$—	$—	$—	$—	$(1)	$(1)
Financial Institutions	—	—	2	—	2	(11)	(9)
Corporates	—	—	1	27	28	—	28
Total Greece	$—	$—	$3	$27	$30	$(12)	$18

Ireland
Sovereign	$—	$—	$11	$1	$12	$—	$12
Financial Institutions	46	9	126	36	217	(11)	206
Corporates	—	—	8	10	18	(14)	4
Total Ireland	$46	$9	$145	$47	$247	$(25)	$222

Italy

Sovereign	$—	$—	$521	$625	$1,146	$(478)	$668
Financial Institutions	—	—	218	81	299	(109)	190
Corporates	—	—	210	158	368	(268)	100
Total Italy	$—	$—	$949	$864	$1,813	$(855)	$958

Portugal

Sovereign	$—	$—	$38	$6	$44	$(21)	$23
Financial Institutions	—	—	16	1	17	(47)	(30)
Corporates	—	—	14	44	58	(121)	(63)
Total Portugal	$—	$—	$68	$51	$119	$(189)	$(70)

Spain

Sovereign	$—	$—	$60	$5	$65	$(151)	$(86)
Financial Institutions	2	—	91	74	167	(44)	123
Corporates	—	—	41	138	179	(40)	139
Total Spain	$2	$—	$192	$217	$411	$(235)	$176

Total

Sovereign	$—	$—	$630	$637	$1,267	$(651)	$616
Financial Institutions	48	9	453	192	702	(222)	480
Corporates	—	—	274	377	651	(443)	208
Total	$48	$9	$1,357	$1,206	$2,620	$(1,316)	$1,304

(1)Net counterparty exposure includes the fair value of derivatives and secured financing transactions. Derivatives have been reduced by all eligible collateral pledged under legally enforceable netting agreements. Secured financing transactions have been reduced by eligible cash or securities pledged. The notional amount of repurchase transactions was $409 million at March 31, 2012. Counterparty exposure has not been reduced by hedges or credit default protection.
(2)Securities exposures are reduced by hedges and short positions on a single-name basis to, but not below,

zero.
(3)Represents the fair value of credit default protection purchased, including ($705) million in net credit default protection and other short positions, and ($611) million in additional credit default protection to hedge derivative assets. Based on the credit default protection notional amount assuming zero recovery adjusted for any fair value receivable or payable.
(4)Represents country exposure less the fair value of hedges and credit default protection.

We hedge certain of our selected European country exposure with credit default protection in the form of credit default swaps (“CDS”). The majority of our CDS contracts are with highly-rated financial institutions primarily outside of the Eurozone and we work to limit or eliminate correlated CDS. Due to our engagement in market-making activities, our CDS portfolio contains contracts with various maturities to a diverse set of counterparties.

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
On March 9, 2012, the majority of private holders of Greek sovereign bonds agreed to the restructure of bonds issued under Greek law. The ISDA EMEA Credit Derivatives Determination Committee declared the restructure a credit event, which led to a CDS auction on March 19, 2012. A final price of 21.5 cents to the euro was established and CDS holders received 78.5 cents to the euro.

For additional information on the debt crisis in Europe, see Item 1A. "Risk Factors" in our 2011 Annual Report on Form 10-K.

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
In addition, no change in Merrill Lynch’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, Merrill Lynch’s internal control over financial reporting.

PART II - Other Information

Item 1.	Legal Proceedings

Legal and Regulatory Matters
See Note 14 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference in this Item 1, for litigation and regulatory matters that supplement the disclosure in Note 14 to the Consolidated Financial Statements included in Merrill Lynch's 2011 Annual Report on Form 10-K.

Item 1A.	Risk Factors
There are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in Merrill Lynch's 2011 Annual Report on Form 10-K.

Item 6.        Exhibits
An exhibit index has been filed as part of this report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merrill Lynch & Co., Inc.
(Registrant)

By:	/s/ JENNIFER M. HILL
Jennifer M. Hill
Chief Financial Officer

By:	/s/ PETER D. TAUBE
Peter D. Taube
Chief Accounting Officer and Controller

Date: May 3, 2012

EXHIBIT INDEX

Exhibit	Description

12	Statement re: computation of ratios. (1)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer. (1)

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer. (1)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101
The following materials from Merrill Lynch & Co., Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of (Loss) Earnings, (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. (1)

(1) Included herewith

E-1