Form 10-Q
period 2012-06-30
MERRILL LYNCH & CO., INC.
filed 2012-08-14
CIK 65100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

__    YES     X    NO

As of the close of business on August 14, 2012, there were 1,000 shares of Common Stock outstanding, all of which were held by Bank of America Corporation.

The Registrant is a wholly-owned subsidiary of Bank of America Corporation and meets the conditions set forth in General Instructions  H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format as permitted by Instruction H(2).

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I - Financial Information

Item 1.	Financial Statements (Unaudited)

Merrill Lynch & Co., Inc. and Subsidiaries Condensed Consolidated Statements of Earnings (Loss) (Unaudited)

	Three Months Ended	Three Months Ended
(dollars in millions)	June 30, 2012	June 30, 2011
Revenues
Principal transactions	$1,937	$2,173
Commissions	1,240	1,447
Managed account and other fee-based revenues	1,399	1,331
Investment banking	1,053	1,614
(Loss) earnings from equity method investments	(29)	120
Intercompany service fee revenue from BAC	205	169
Other revenues	256	940
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	(4)	(10)
Less: Portion of other-than-temporary impairment losses recognized in
other comprehensive income	—	2
Subtotal	6,057	7,786
Interest and dividend revenues	848	1,506
Less interest expense	1,856	2,390
Net interest expense	(1,008)	(884)
Revenues, net of interest expense	5,049	6,902

Non-interest expenses
Compensation and benefits	3,568	3,898
Communications and technology	390	478
Occupancy and related depreciation	296	335
Brokerage, clearing, and exchange fees	243	303
Advertising and market development	129	115
Professional fees	226	225
Office supplies and postage	28	32
Provision for representations and warranties	(840)	2,741
Intercompany service fee expense from BAC	538	679
Other	318	559
Total non-interest expenses	4,896	9,365
Pre-tax earnings (loss)	153	(2,463)
Income tax benefit	(702)	(1,021)
Net earnings (loss)	$855	$(1,442)

See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries Condensed Consolidated Statements of (Loss) (Unaudited)

	Six Months Ended	Six Months Ended
(dollars in millions)	June 30, 2012	June 30, 2011
Revenues
Principal transactions	$1,796	$3,344
Commissions	2,595	3,037
Managed account and other fee-based revenues	2,686	2,622
Investment banking	2,257	3,146
Earnings from equity method investments	128	258
Intercompany service fee revenue from BAC	372	402
Other revenues	1,028	2,834
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	(6)	(46)
Less: Portion of other-than-temporary impairment losses recognized in
other comprehensive income	—	2
Subtotal	10,856	15,599
Interest and dividend revenues	2,685	3,906
Less interest expense	3,763	4,743
Net interest expense	(1,078)	(837)
Revenues, net of interest expense	9,778	14,762

Non-interest expenses
Compensation and benefits	8,082	8,508
Communications and technology	829	906
Occupancy and related depreciation	601	671
Brokerage, clearing, and exchange fees	525	603
Advertising and market development	237	236
Professional fees	421	452
Office supplies and postage	56	64
Provision for representations and warranties	(829)	2,719
Intercompany service fee expense from BAC	932	1,232
Other	623	1,213
Total non-interest expenses	11,477	16,604
Pre-tax loss	(1,699)	(1,842)
Income tax benefit	(926)	(806)
Net loss	$(773)	$(1,036)

See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
(dollars in millions)	June 30, 2012	June 30, 2012	June 30, 2011	June 30, 2011
Net Earnings (Loss)	$855	$(773)	$(1,442)	$(1,036)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(23)	(9)	—	2
Net unrealized gains on investment securities available-for-sale	30	30	11	12
Net deferred (losses) gains on cash flow hedges	(1)	2	(2)	(7)
Defined benefit pension and postretirement plans	6	41	—	4
Total other comprehensive income, net of tax	12	64	9	11
Comprehensive Income (Loss)	$867	$(709)	$(1,433)	$(1,025)

See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions)	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$10,943	$13,731
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	13,898	11,757
Securities financing transactions
Receivables under resale agreements (includes $90,533 in 2012 and $85,652 in 2011 measured at fair value in accordance with the fair value option election)	146,484	143,491
Receivables under securities borrowed transactions (includes $500 in 2012 and $259 in 2011 measured at fair value in accordance with the fair value option election)	66,845	58,109
	213,329	201,600
Trading assets, at fair value (includes securities pledged as collateral that can be sold or repledged of $36,549 in 2012 and $34,932 in 2011):
Derivative contracts	28,072	35,013
Equities and convertible debentures	28,574	25,619
Non-U.S. governments and agencies	36,565	30,239
Corporate debt and preferred stock	14,109	17,305
Mortgages, mortgage-backed, and asset-backed	9,495	8,254
U.S. Government and agencies	53,910	43,003
Municipals, money markets, physical commodities and other	11,548	13,044
	182,273	172,477
Investment securities (includes $152 in 2012 and $244 in 2011 measured at fair value in accordance with the fair value option election)	6,309	6,684
Securities received as collateral, at fair value	16,535	13,716
Receivables from Bank of America	66,368	50,972
Other receivables
Customers (net of allowance for doubtful accounts of $15 in 2012 and $15 in 2011)	19,045	20,512
Brokers and dealers	15,173	8,691
Interest and other	10,009	9,130
	44,227	38,333
Loans, notes, and mortgages (net of allowances for loan losses of $55 in 2012 and $72 in 2011) (includes $2,822 in 2012 and $2,322 in 2011 measured at fair value in accordance with the fair value option election)	19,859	20,574
Equipment and facilities, net	1,367	1,385
Goodwill and intangible assets	9,937	10,079
Other assets	14,707	15,155
Total Assets	$599,752	$556,463

Assets of Consolidated VIEs Included in Total Assets Above (pledged as collateral)
Trading assets	$8,625	$8,800
Investment securities	40	162
Loans, notes, and mortgages (net)	52	94
Other assets	923	3,022
Total Assets of Consolidated VIEs	$9,640	$12,078

See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions)	June 30, 2012	December 31, 2011

LIABILITIES
Securities financing transactions
Payables under repurchase agreements (includes $48,663 in 2012 and $34,235 in 2011 measured at fair value in accordance with the fair value option election)	$231,848	$173,767
Payables under securities loaned transactions	13,524	11,460
	245,372	185,227
Short-term borrowings (includes $3,816 in 2012 and $5,908 in 2011 measured at fair value in accordance with the fair value option election)	4,218	6,051
Deposits	12,289	12,364
Trading liabilities, at fair value
Derivative contracts	24,259	26,239
Equities and convertible debentures	22,537	12,223
Non-U.S. governments and agencies	18,319	16,554
Corporate debt and preferred stock	8,232	7,084
U.S. Government and agencies	18,620	16,976
Municipals, money markets and other	562	645
	92,529	79,721

Obligation to return securities received as collateral, at fair value	16,535	13,716
Payables to Bank of America	9,791	31,779
Other payables
Customers	44,841	40,153
Brokers and dealers	6,538	8,667
Interest and other (includes $133 in 2012 and $173 in 2011 measured at fair value in accordance with the fair value option election)	17,529	18,099
	68,908	66,919
Long-term borrowings (includes $30,803 in 2012 and $30,325 in 2011 measured at fair value in accordance with the fair value option election)	96,058	106,929
Junior subordinated notes (related to trust preferred securities)	3,799	3,789
Total Liabilities	549,499	506,495

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY

Common stock (par value $1.33 1/3 per share; authorized: 3,000,000,000 shares; issued: 2012 and 2011 — 1,000 shares)	—	—
Paid-in capital	42,961	41,967
Accumulated other comprehensive loss (net of tax)	(171)	(235)
Retained earnings	7,463	8,236
Total Stockholder's Equity	50,253	49,968

Total Liabilities and Stockholder's Equity	$599,752	$556,463

Liabilities of Consolidated VIEs Included in Total Liabilities Above
Short-term borrowings (includes $153 in 2012 and $0 in 2011 of non-recourse debt)	$3,165	$4,939
Derivative contracts	10	4
Payables to Bank of America	1,274	—
Other payables	253	186
Long-term borrowings (includes $2,841 in 2012 and $2,579 in 2011 of non-recourse debt)	6,896	6,595
Total Liabilities of Consolidated VIEs	$11,598	$11,724

See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
(dollars in millions)	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net loss	$(773)	$(1,036)
Adjustments to reconcile net loss to cash provided by (used for) operating activities
Provision for representations and warranties	(829)	2,719
Depreciation and amortization	301	378
Share-based compensation expense	1,033	1,290
Gains on repurchases of long-term borrowings	(405)	—
Deferred taxes	(82)	(740)
Earnings from equity method investments	(128)	(258)
Other	136	852
Changes in operating assets and liabilities:
Trading assets	(9,796)	(11,683)
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	(2,141)	2,624
Receivables from Bank of America	(15,396)	(4,162)
Receivables under resale agreements	(2,993)	(16,504)
Receivables under securities borrowed transactions	(8,736)	(7,549)
Customer receivables	1,467	(3,634)
Brokers and dealers receivables	(6,484)	5,009
Proceeds from loans, notes, and mortgages held for sale	677	3,164
Other changes in loans, notes, and mortgages held for sale	(75)	(1,722)
Trading liabilities	12,688	5,921
Payables under repurchase agreements	58,081	(7,858)
Payables under securities loaned transactions	2,064	3,753
Payables to Bank of America	(21,988)	17,695
Customer payables	4,688	7,126
Brokers and dealers payables	(2,129)	771
Other, net	1,963	(425)
Cash provided by (used for) operating activities	11,143	(4,269)
Cash flows from investing activities:
Proceeds from (payments for):
Maturities of available-for-sale securities	506	689
Sales of available-for-sale securities	3	3,453
Purchases of available-for-sale securities	(554)	(1,116)
Sales and maturities of held-to-maturity securities	—	250
Sale of office building	221	—
Equipment and facilities, net	(206)	(56)
Loans, notes, and mortgages held for investment	107	1,412
Other investments	575	3,792
Cash provided by investing activities	652	8,424
Cash flows from financing activities:
Proceeds from (payments for):
Short-term borrowings	(1,833)	(725)
Issuance and resale of long-term borrowings	4,161	6,098
Settlement and repurchases of long-term borrowings	(17,034)	(12,783)
Deposits	(75)	568
Derivative financing transactions	120	35
Cash used for financing activities	(14,661)	(6,807)
Effect of exchange rate changes on cash and cash equivalents	78	178
Decrease in cash and cash equivalents	(2,788)	(2,474)
Cash and cash equivalents, beginning of period	13,731	17,220
Cash and cash equivalents, end of period	$10,943	$14,746

Non-cash financing activities:
During the six months ended June 30, 2012, Merrill Lynch received a non-cash capital contribution of approximately $1.1 billion from Bank of America associated with certain employee stock awards.

See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2012

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

VREs - VREs are defined to include entities that have both equity at risk that is sufficient to fund future operations and have equity investors that have a controlling financial interest in the entity through their equity investments. In accordance with Accounting Standards Codification ("ASC") 810, Consolidation (“Consolidation Accounting”), Merrill Lynch generally consolidates those VREs where it has the majority of the voting rights. For investments in limited partnerships and certain limited liability corporations that Merrill Lynch does not control, Merrill Lynch applies ASC 323, Investments - Equity Method and Joint Ventures (“Equity Method Accounting”), which requires use of the equity method of accounting for investors that have more than a minor influence, which is typically defined as an investment of greater than 3% to 5% of the outstanding equity in the entity. For more traditional corporate structures, in accordance with Equity Method Accounting, Merrill Lynch applies the equity method of accounting where it has the ability to exercise significant influence over the operating and financing decisions of the investee. Significant influence can be evidenced by a significant ownership interest (which is generally defined as a voting interest of 20% to 50%), significant board of director representation, or other contracts and arrangements.

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

Merrill Lynch recognizes and measures its unrecognized tax benefits in accordance with Income Tax Accounting. Merrill Lynch estimates the likelihood, based on their technical merits, that tax positions will be sustained upon examination considering the facts and circumstances and information available at the end of each period. Merrill Lynch adjusts the level of unrecognized tax benefits when there is more information available, or when an event occurs requiring a change. In accordance with Bank of America's policy, any new or subsequent change in an unrecognized tax benefit related to a Bank of America state consolidated, combined or unitary return in which Merrill Lynch is a member will generally not be reflected in Merrill Lynch's Condensed Consolidated Statement of Earnings (Loss) and Condensed Consolidated Balance Sheet. However, upon Bank of America's resolution of the item, any material impact determined to be attributable to Merrill Lynch will be reflected in Merrill Lynch's Condensed Consolidated Statement of Earnings (Loss) and Condensed Consolidated Balance Sheet. Merrill Lynch accrues income-tax-related interest and penalties, if applicable, within income tax expense.

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

Securities Financing Transactions

Merrill Lynch enters into repurchase and resale agreements and securities borrowed and loaned transactions to accommodate customers and earn interest rate spreads (also referred to as “matched-book transactions”), obtain securities for settlement and finance inventory positions. Resale and repurchase agreements are generally accounted for as collateralized financing transactions and may be recorded at their contractual amounts plus accrued interest or at fair value under the fair value option election. In resale and repurchase agreements, typically the termination date of the agreements is before the maturity date of the underlying security. However, in certain situations, Merrill Lynch may enter into agreements where the termination date of the transaction is the same as the maturity date of the underlying security. These transactions are referred to as repo-to-maturity ("RTM") transactions. In accordance with applicable accounting guidance, Merrill Lynch accounts for RTM transactions as sales and purchases when the transferred securities are highly liquid. In instances where securities are considered sold or purchased, Merrill Lynch removes or recognizes the securities from the Condensed Consolidated Balance Sheet and, in the case of sales, recognizes a gain or loss in the Condensed Consolidated Statement of Earnings (Loss). At June 30, 2012 and December 31, 2011, Merrill Lynch had no outstanding RTM transactions that had been accounted for as sales and an immaterial amount of transactions that had been accounted for as purchases.

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

Investment Securities

Investment securities consist of marketable investment securities and non-qualifying investments. Refer to Note 8 for further information.

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

Merrill Lynch regularly (at least quarterly) evaluates each held-to-maturity and AFS security whose fair value has declined below amortized cost to assess whether the decline in fair value is other-than-temporary. A decline in a debt security's fair value is considered to be other-than-temporary if it is probable that all amounts contractually due will not be collected or, for AFS securities, Merrill Lynch either plans to sell the security or it is more likely than not that it will be required to sell the security before recovery of its amortized cost. For unrealized losses on AFS debt securities that are deemed other-than-temporary, the credit component of an other-than-temporary impairment is recognized in earnings and the non-credit component is recognized in OCI when Merrill Lynch does not intend to sell the security and it is more likely than not that Merrill Lynch will not be required to sell the security prior to recovery.

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

Effective January 1, 2013, Merrill Lynch will be required to retrospectively adopt accounting guidance requiring additional disclosures on the effect of netting arrangements on an entity's financial position. The disclosures will primarily relate to derivatives and securities financing agreements that are either offset on the balance sheet under existing accounting guidance or subject to a legally enforceable master netting or similar agreement. This new guidance addresses only disclosures, and accordingly will have no impact on Merrill Lynch's consolidated financial position or results of operations.

Note 2.	Transactions with Bank of America
Merrill Lynch has entered into various transactions with Bank of America, including transactions in connection with certain sales and trading and financing activities as well as the allocation of certain shared services. Details on amounts receivable from and payable to Bank of America as of June 30, 2012 and December 31, 2011 are presented below.

Receivables from Bank of America are comprised of:

(dollars in millions)
	June 30, 2012	December 31, 2011
Cash and cash equivalents	$10,980	$7,491
Cash and securities segregated for regulatory purposes	5,231	6,107
Receivables under resale agreements	39,725	26,855
Trading assets	828	700
Net intercompany funding receivable	3,169	3,567
Other receivables	6,435	6,252
Total	$66,368	$50,972
Payables to Bank of America are comprised of:

(dollars in millions)
	June 30, 2012	December 31, 2011
Payables under repurchase agreements	$666	$22,647
Payables under securities loaned transactions	2,932	2,519
Short-term borrowings	1,131	1,450
Deposits	114	75
Trading liabilities	1,335	503
Other payables	2,326	1,935
Long-term borrowings(1)	1,287	2,650
Total	$9,791	$31,779

(1)	Includes $2,578 of subordinated borrowings from Bank of America as of December 31, 2011 (see Note 12).
Total net revenues and non-interest expenses related to transactions with Bank of America for the three months ended June 30, 2012 were $288 million and $657 million, respectively. Such net revenues and non-interest expenses for the six months ended June 30, 2012 were $497 million and $1,082 million, respectively. Total net revenues and non-interest expenses related to transactions with Bank of America for the three months ended June 30, 2011 were $217 million and $730 million, respectively. Such net revenues and non-interest expenses for the six months ended June 30, 2011 were $535 million and $1,345 million, respectively.
Total net revenues related to transactions with Bank of America for the three and six months ended June 30, 2012 included intercompany service fee revenues of $205 million and $372 million, respectively. Total non-interest expenses related to transactions with Bank of America for the three and six months ended June 30, 2012 included intercompany service fee expenses of $538 million and $932 million, respectively. Total net revenues related to transactions with Bank of America for the three and six months ended June 30, 2011 included intercompany service fee revenues of $169 million and $402 million, respectively. Total non-interest expenses related to transactions with Bank of America for the three and six months ended June 30, 2011 included intercompany service fee expenses of $679 million and $1,232 million, respectively. Intercompany service fee revenue and service fee expense from Bank of America represents the allocations of certain centralized or shared business activities between Merrill Lynch and Bank of America. Such fees are generally determined in accordance with subsidiary transfer pricing agreements.
Bank of America and Merrill Lynch have entered into certain intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these arrangements is a $50 billion extendible one-year revolving credit facility that allows Bank of America to borrow funds from Merrill Lynch at a spread to the London Interbank Offered Rate ("LIBOR") that is reset periodically and is consistent with other intercompany agreements. The credit facility matures on January 1, 2013 and will automatically be extended by one year to the succeeding

January 1st unless Merrill Lynch provides written notice not to extend at least 45 days prior to the maturity date. There were no amounts outstanding at both June 30, 2012 and December 31, 2011 under this credit facility. There is also a short-term revolving credit facility that allows Bank of America to borrow up to an additional $25 billion. Interest on borrowings under the credit facility is based on prevailing short-term market rates. The line of credit matures on February 12, 2013. At June 30, 2012, approximately $3.1 billion was outstanding under this credit facility. See Note 12 for further information on intercompany financing agreements with Bank of America. In addition, Bank of America has guaranteed the performance of Merrill Lynch on certain derivative transactions (see Note 6). Bank of America has also guaranteed certain debt securities, warrants and/or other certificates and obligations of certain subsidiaries of ML & Co. (see Note 12).

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
The information that follows, in management’s judgment, provides a reasonable representation of each region’s contribution to the consolidated net revenues:

(dollars in millions)
	For The Three Months Ended June 30, 2012	For The Six Months Ended June 30, 2012	For The Three Months Ended June 30, 2011	For The Six Months Ended June 30, 2011
Revenues, net of interest expense
Europe, Middle East, and Africa	$946	$2,363	$1,331	$2,649
Pacific Rim	387	1,107	565	1,336
Latin America	320	582	395	727
Canada	44	150	74	153
Total Non-U.S.	1,697	4,202	2,365	4,865
United States(1)(2)	3,352	5,576	4,537	9,897
Total revenues, net of interest expense	$5,049	$9,778	$6,902	$14,762

(1)
U.S. results for the three and six months ended June 30, 2012 included net losses of $36 million and $2.2 billion, respectively, due to the impact of the changes in Merrill Lynch’s credit spreads on the carrying values of certain long-term borrowings, primarily structured notes. U.S. results for the three and six months ended June 30, 2011 included gains of

$0.1 billion and losses of $0.2 billion, respectively, due to the impact of changes in Merrill Lynch's credit spreads on the carrying values of certain long-term borrowings, primarily structured notes.

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

Financial assets and liabilities recorded on the Condensed Consolidated Balance Sheets are categorized based on the observability of inputs to the valuation techniques as follows:

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

During the second quarter of 2012, there were no changes to Merrill Lynch's valuation techniques that had or are expected to have, a material impact on its condensed consolidated financial position or results of operations.

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

Commercial loans and commitments The fair values of commercial loans and loan commitments are based on market prices and most recent transactions when available. When not available, a discounted cash flow valuation approach is applied using market-based credit spreads of comparable debt instruments, recent new issuance activity or relevant credit derivatives with appropriate cash-to-synthetic basis adjustments. Commercial loans and commitments are generally classified as Level 2 in the fair value hierarchy. Certain commercial loans, particularly those related to emerging market, leveraged and distressed companies have limited price transparency. These loans are generally classified as Level 3 in the fair value hierarchy.

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

OTC derivative contracts that do not have readily observable market based pricing parameters are classified as Level 3 in the fair value hierarchy. Examples of derivative contracts classified within Level 3 include contractual obligations that have tenures that extend beyond periods in which inputs to the model would be observable, exotic derivatives with significant inputs into a valuation model that are less transparent in the market and certain credit default swaps (“CDS”) referenced to mortgage-backed securities. For example, derivative instruments, such as certain CDS referenced to RMBS, CMBS, other ABS and collateralized debt obligations (“CDOs”), may be valued based on the underlying mortgage risk where these instruments are not actively quoted. Inputs to the valuation will include available information on similar underlying loans or securities in the cash market. The prepayments and loss assumptions on the underlying loans or securities are estimated using a combination of historical data, prices on recent market transactions, relevant observable market indices such as the Asset Backed Securities Index (“ABX”) or Commercial Mortgage Backed Securities Index (“CMBX”) and prepayment and default scenarios and analyses.

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

Investment securities non-qualifying

Investments in Private Equity, Real Estate and Hedge Funds Merrill Lynch has investments in numerous asset classes, including: direct private equity, private equity funds, hedge funds and real estate funds. Valuing these investments requires significant management judgment due to the nature of the assets and the lack of quoted market prices and liquidity in these assets. Initially, the transaction price of the investment is generally considered to be the best indicator of fair value. Thereafter, valuation of direct investments is based on an assessment of each individual investment using various methodologies, which include publicly traded comparables derived by multiplying a key performance metric (e.g., earnings before interest, taxes, depreciation and amortization ("EBITDA")) of the portfolio company by the relevant valuation multiple observed for comparable companies, acquisition comparables, entry level multiples and discounted cash flows. These valuations are subject to appropriate discounts for lack of liquidity or marketability. Certain factors which may influence changes to fair value include but are not limited to, recapitalizations, subsequent rounds of financing, and offerings in the equity or debt capital markets. For fund investments, Merrill Lynch generally records the fair value of its proportionate interest in the fund's capital as reported by the fund's respective managers.

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

Recurring Fair Value
The following tables present Merrill Lynch’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, respectively.

(dollars in millions)
	Fair Value Measurements on a Recurring Basis
	as of June 30, 2012
	Level 1	Level 2	Level 3	Netting Adj(1)	Total
Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations:
Corporate debt	$—	$88	$—	$—	$88
Non-U.S. governments and agencies	143	1,723	—	—	1,866
U.S. Government and agencies	3,658	250	—	—	3,908
Total securities segregated for regulatory purposes or deposited with clearing organizations	3,801	2,061	—	—	5,862
Receivables under resale agreements	—	90,533	—	—	90,533
Receivables under securities borrowed transactions	—	500	—	—	500
Trading assets, excluding derivative contracts:
Equities	15,700	8,546	185	—	24,431
Convertible debentures	—	4,109	34	—	4,143
Non-U.S. governments and agencies	32,731	3,445	389	—	36,565
Corporate debt	—	11,686	2,106	—	13,792
Preferred stock	—	89	228	—	317
Mortgages, mortgage-backed and asset-backed	—	4,917	4,578	—	9,495
U.S. Government and agencies	30,094	23,816	—	—	53,910
Municipals and money markets	1,077	8,567	1,730	—	11,374
Physical commodities and other	—	174	—	—	174
Total trading assets, excluding derivative contracts	79,602	65,349	9,250	—	154,201
Derivative contracts(2)	1,997	675,105	8,001	(657,031)	28,072
Investment securities available-for-sale:
U.S. treasury securities and agency debentures	404	—	—	—	404
Securities, mortgage-backed and asset backed
Non-agency MBS	—	57	—	—	57
Corporate ABS	—	230	8	—	238
Total investment securities available-for-sale	404	287	8	—	699
Investment securities non-qualifying	2,489	780	333	—	3,602
Total investment securities	2,893	1,067	341	—	4,301
Securities received as collateral	15,972	563	—	—	16,535
Loans, notes and mortgages	—	1,046	1,776	—	2,822
Other assets	—	—	1,263	—	1,263
Liabilities:
Payables under repurchase agreements	—	48,663	—	—	48,663
Short-term borrowings	—	3,816	—	—	3,816
Trading liabilities, excluding derivative contracts:
Equities	20,285	2,038	—	—	22,323
Convertible debentures	—	214	—	—	214
Non-U.S. governments and agencies	17,012	1,307	—	—	18,319
Corporate debt	—	8,094	9	—	8,103
Preferred stock	—	120	9	—	129
U.S. Government and agencies	17,285	1,335	—	—	18,620
Municipals, money markets and other	446	72	44	—	562

Total trading liabilities, excluding derivative contracts	55,028	13,180	62	—	68,270
Derivative contracts(2)	1,727	680,654	4,587	(662,709)	24,259
Obligation to return securities received as collateral	15,972	563	—	—	16,535
Other payables — interest and other	—	131	2	—	133
Long-term borrowings	—	29,334	1,469	—	30,803

During the six months ended June 30, 2012, $1,740 million and $350 million of assets and liabilities, respectively, were transferred from Level 1 to Level 2, and $785 million and $40 million of assets and liabilities, respectively, were transferred from Level 2 to Level 1.  Of the asset transfer from Level 1 to Level 2, $640 million was due to a restriction that became effective for a non-qualifying investment security during the first quarter of 2012, while $535 million of the asset transfer from Level 2 to Level 1 was due to the lapse of this restriction during the second quarter of 2012.  The remaining transfers were the result of additional information associated with certain equities, derivative contracts and investment securities non-qualifying.

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

Level 3 Financial Instruments
The following tables provide a summary of changes in Merrill Lynch’s Level 3 financial assets and liabilities for the three and six months ended June 30, 2012 and June 30, 2011.

(dollars in millions)
	Level 3 Financial Assets and Liabilities Three Months Ended June 30, 2012
		Total Realized and Unrealized Gains or (Losses) included in Income			Total Realized and Unrealized Gains or (Losses) included in Income	Unrealized Gains or (Losses) to OCI	Sales	Purchases	Issuances	Settlements
	Beginning Balance	Principal Transactions	Other Revenue	Interest							Transfers In	Transfers Out	Ending Balance
Assets:
Trading assets, excluding derivative contracts:
Equities	$178	$(6)	$—	$—	$(6)	$—	(13)	1	$—	—	$25	$—	$185
Convertible debentures	43	(2)	—	—	(2)	—	—	—	—	—	—	(7)	34
Non-U.S. governments and agencies	546	(26)	—	—	(26)	—	(164)	35	—	(1)	—	(1)	389
Corporate debt(1)	3,418	6	—	—	6	—	(1,232)	189	—	(285)	92	(82)	2,106
Preferred stock	207	(1)	—	—	(1)	—	(22)	44	—	—	—	—	228
Mortgages, mortgage-backed and asset-backed(1)	3,768	(38)	—	—	(38)	—	(163)	1,164	—	(153)	—	—	4,578
Municipals and money markets	2,009	15	—	—	15	—	(187)	73	—	(180)	—	—	1,730
Total trading assets, excluding derivative contracts	10,169	(52)	—	—	(52)	—	(1,781)	1,506	—	(619)	117	(90)	9,250
Derivative contracts, net	3,207	159	—	—	159	—	(121)	207	—	29	(38)	(29)	3,414
Investment securities available-for-sale :
Corporate ABS	45	—	—	—	—	—	—	—	—	(37)	—	—	8
Total investment securities available-for-sale	45	—	—	—	—	—	—	—	—	(37)	—	—	8
Investment securities non-qualifying	421	—	1	—	1	—	(77)	—	—	(12)	—	—	333
Total investment securities	466	—	1	—	1	—	(77)	—	—	(49)	—	—	341
Loans, notes and mortgages	1,809	—	19	8	27	—	(16)	3	—	(47)	—	—	1,776
Other assets	1,302	—	(39)	—	(39)	—	—	—	—	—	—	—	1,263
Liabilities:
Trading liabilities, excluding derivative contracts:
Corporate debt	—	—	—	—	—	—	16	(6)	—	1	1	(3)	9
Preferred stock	14	—	—	—	—	—	9	(1)	—	—	—	(13)	9
Municipals, money markets and other	45	4	—	—	4	—	3	—	—	—	—	—	44
Total trading liabilities, excluding derivative contracts	59	4	—	—	4	—	28	(7)	—	1	1	(16)	62
Other payables - interest and other	3	—	1	—	1	—	—	—	—	—	—	—	2
Long-term borrowings	1,743	80	9	—	89	—	—	(30)	53	(252)	219	(175)	1,469

(1)
During the second quarter of 2012, approximately $900 million was reclassified from Corporate debt to Mortgages, mortgage-backed and asset-backed.  In the table above, this reclassification is presented as a sale of Corporate debt and as a purchase of Mortgages, mortgage-backed and asset-backed trading assets.

Transfers in and out for corporate debt primarily relate to changes in market liquidity for certain corporate loans. Transfers in and out related to long-term borrowings are primarily due to changes in the impact of unobservable inputs on the value of certain equity-linked structured notes.

(dollars in millions)
	Level 3 Financial Assets and Liabilities Six Months Ended June 30, 2012
		Total Realized and Unrealized Gains or (Losses) included in Income			Total Realized and Unrealized Gains or (Losses) included in Income	Unrealized Gains or (Losses) to OCI	Sales	Purchases	Issuances	Settlements
	Beginning Balance	Principal Transactions	Other Revenue	Interest							Transfers In	Transfers Out	Ending Balance
Assets:
Trading assets, excluding derivative contracts:
Equities	$179	$(5)	$—	$—	$(5)	$—	(52)	42	$—	(9)	$32	$(2)	$185
Convertible debentures	99	—	—	—	—	—	(53)	—	—	—	5	(17)	34
Non-U.S. governments and agencies	342	(2)	—	—	(2)	—	(245)	308	—	(1)	—	(13)	389
Corporate debt(1)	3,962	91	—	—	91	—	(1,755)	557	—	(439)	148	(458)	2,106
Preferred stock	227	11	—	—	11	—	(92)	82	—	(1)	1	—	228
Mortgages, mortgage-backed and asset-backed(1)	3,199	52	—	—	52	—	(393)	1,330	—	(233)	736	(113)	4,578
Municipals and money markets	2,047	9	—	—	9	—	(319)	207	—	(191)	—	(23)	1,730
Total trading assets, excluding derivative contracts	10,055	156	—	—	156	—	(2,909)	2,526	—	(874)	922	(626)	9,250
Derivative contracts, net	4,495	(542)	—	—	(542)	—	(379)	560	—	(346)	21	(395)	3,414
Investment securities available-for-sale :
Corporate ABS	47	—	(2)	—	(2)	—	—	—	—	(37)	—	—	8
Total investment securities available-for-sale	47	—	(2)	—	(2)	—	—	—	—	(37)	—	—	8
Investment securities non-qualifying	574	—	(6)	—	(6)	—	(90)	9	—	(154)	—	—	333
Total investment securities	621	—	(8)	—	(8)	—	(90)	9	—	(191)	—	—	341
Loans, notes and mortgages	1,726	—	114	15	129	—	(16)	7	—	(70)	—	—	1,776
Other assets	1,349	—	(86)	—	(86)	—	—	—	—	—	—	—	1,263
Liabilities:
Trading liabilities, excluding derivative contracts:
Corporate debt	52	—	—	—	—	—	35	(44)	—	1	2	(37)	9
Preferred stock	16	(2)	—	—	(2)	—	9	(5)	—	—	—	(13)	9
Municipals, money markets and other	45	5	—	—	5	—	9	(6)	1	—	—	—	44
Total trading liabilities, excluding derivative contracts	113	3	—	—	3	—	53	(55)	1	1	2	(50)	62
Other payables - interest and other	10	—	4	—	4	—	—	(1)	—	—	—	(3)	2
Long-term borrowings	2,186	(59)	(35)	—	(94)	—	33	(98)	81	(629)	441	(639)	1,469

(1)
During the six months ended June 30, 2012, approximately $900 million was reclassified from Corporate debt to Mortgages, mortgage-backed and asset-backed.  In the table above, this reclassification is presented as a sale of Corporate debt and as a purchase of Mortgages, mortgage-backed and asset-backed trading assets.

Transfers in and out for corporate debt primarily relate to changes in market liquidity for certain corporate loans. Transfers in for mortgages, mortgage-backed and asset-backed is primarily the result of additional information related to certain CLOs. Transfers out for mortgages, mortgage-backed and asset-backed relates to increased market activity (i.e., executed trades) for certain loans backed by commercial real estate. Transfers out for derivative contracts, net primarily relates to increased price observability (i.e., market comparables) for certain total return swaps ("TRS") and foreign exchange swaps. Transfers in and out related to long-term borrowings are primarily due to changes in the impact of unobservable inputs on the value of certain equity-linked structured notes.

(dollars in millions)
	Level 3 Financial Assets and Liabilities Three Months Ended June 30, 2011
		Total Realized and Unrealized Gains or (Losses) included in Income			Total Realized and Unrealized Gains or (Losses) included in Income	Unrealized Gains or (Losses) to OCI	Sales	Purchases	Issuances	Settlements
	Beginning Balance	Principal Transactions	Other Revenue	Interest							Transfers In	Transfers Out	Ending Balance
Assets:
Trading assets, excluding derivative contracts:
Equities	$215	$1	$—	$—	$1	$—	(38)	48	$—	$(63)	$—	$—	$163
Convertible debentures	119	7	—	—	7	—	(84)	110	—	—	—	—	152
Non-U.S. governments and agencies	252	80	—	—	80	—	(11)	74	—	(3)	3	(4)	391
Corporate debt	3,998	42	—	—	42	—	(1,027)	777	—	(69)	151	(26)	3,846
Preferred stock	325	19	—	—	19	—	(93)	27	—	(52)	81	—	307
Mortgages, mortgage-backed and asset-backed	5,433	55	—	—	55	—	(1,572)	952	—	(20)	—	—	4,848
Municipals and money markets	2,350	12	—	—	12	—	(743)	948	—	(149)	68	—	2,486
Total trading assets, excluding derivative contracts	12,692	216	—	—	216	—	(3,568)	2,936	—	(356)	303	(30)	12,193
Derivative contracts, net	5,554	284	—	—	284	—	(250)	296	—	(424)	—	(359)	5,101
Investment securities available-for-sale :
Mortgage-backed securities — agency CMOs	56	—	—	—	—	—	—	—	—	(1)	—	—	55
Mortgage-backed securities — non-agency MBSs	103	—	(6)	—	(6)	(3)	—	2	—	—	—	—	96
Corporate ABS	—	—	—	—	—	—	—	86	—	—	—	—	86
Total investment securities available-for-sale	159	—	(6)	—	(6)	(3)	—	88	—	(1)	—	—	237
Investment securities non-qualifying	1,095	—	125	—	125	—	(48)	24	—	—	375	—	1,571
Total investment securities	1,254	—	119	—	119	(3)	(48)	112	—	(1)	375	—	1,808
Loans, notes and mortgages	1,993	—	54	9	63	—	(327)	113	215	(113)	22	(26)	1,940
Liabilities:
Trading liabilities, excluding derivative contracts:
Corporate debt	52	(1)	—	—	(1)	—	20	(45)	—	—	—	—	28
Preferred stock	23	—	—	—	—	—	—	—	—	—	—	—	23
Municipals, money markets and other	22	—	—	—	—	—	—	(19)	—	—	—	—	3
Total trading liabilities, excluding derivative contracts	97	(1)	—	—	(1)	—	20	(64)	—	—	—	—	54
Other payables - interest and other	100	—	1	—	1	—	—	—	9	—	—	—	108
Long-term borrowings	2,364	(10)	20	—	10	—	55	(50)	205	(95)	229	(166)	2,532

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

(dollars in millions)
	Level 3 Financial Assets and Liabilities Six Months Ended June 30, 2011
		Total Realized and Unrealized Gains or (Losses) included in Income			Total Realized and Unrealized Gains or (Losses) included in Income	Unrealized Gains to OCI	Sales	Purchases	Issuances	Settlements
	Beginning Balance	Principal Transactions	Other Revenue	Interest							Transfers In	Transfers Out	Ending Balance
Assets:
Trading assets, excluding derivative contracts:
Equities	$170	$35	$—	$—	$35	$—	$(86)	$108	$—	$(63)	$—	$(1)	$163
Convertible debentures	—	7	—	—	7	—	(84)	229	—	—	—	—	152
Non-U.S. governments and agencies	243	85	—	—	85	—	(15)	122	—	(3)	3	(44)	391
Corporate debt	4,605	327	—	—	327	—	(2,096)	1,118	—	(108)	247	(247)	3,846
Preferred stock	287	28	—	—	28	—	(106)	30	—	(52)	120	—	307
Mortgages, mortgage-backed and asset-backed	5,747	384	—	—	384	—	(2,408)	1,513	—	(39)	1	(350)	4,848
Municipals and money markets	2,327	31	—	—	31	—	(1,652)	1,884	—	(172)	72	(4)	2,486
Total trading assets, excluding derivative contracts	13,379	897	—	—	897	—	(6,447)	5,004	—	(437)	443	(646)	12,193
Derivative contracts, net	6,368	27	—	—	27	—	(682)	633	—	(862)	299	(682)	5,101
Investment securities available-for-sale :
Mortgage-backed securities — agency CMOs	—	—	—	—	—	—	—	56	—	(1)	—	—	55
Mortgage-backed securities — non-agency MBSs	213	—	(15)	—	(15)	(22)	(82)	2	—	—	—	—	96
Corporate ABS	—	—	—	—	—	—	—	86	—	—	—	—	86
Total investment securities available-for-sale	213	—	(15)	—	(15)	(22)	(82)	144	—	(1)	—	—	237
Investment securities non-qualifying	3,394	—	345	—	345	—	(852)	46	—	(189)	375	(1,548)	1,571
Total investment securities	3,607	—	330	—	330	(22)	(934)	190	—	(190)	375	(1,548)	1,808
Loans, notes and mortgages	1,891	—	229	17	246	—	(496)	144	215	(155)	135	(40)	1,940
Liabilities:
Trading liabilities, excluding derivative contracts:
Corporate debt	—	(1)	—	—	(1)	—	72	(45)	—	—	—	—	28
Preferred stock	—	—	—	—	—	—	23	—	—	—	—	—	23
Municipals, money markets and other	—	—	—	—	—	—	22	(19)	—	—	—	—	3
Total trading liabilities, excluding derivative contracts	—	(1)	—	—	(1)	—	117	(64)	—	—	—	—	54
Other payables - interest and other	126	—	25	—	25	—	4	(6)	9	—	—	—	108
Long-term borrowings	2,396	(102)	(15)	—	(117)	—	55	(112)	248	(326)	529	(375)	2,532

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
The following tables provide the portion of gains or losses included in income for the three and six months ended June 30, 2012 and June 30, 2011 attributable to unrealized gains or losses relating to those Level 3 assets and liabilities held at June 30, 2012 and June 30, 2011, respectively.

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3 Assets and Liabilities Still Held
	Three Months ended June 30, 2012				Six Months ended June 30, 2012
	Principal Transactions	Other Revenue	Interest	Total	Principal Transactions	Other Revenue	Interest	Total
Assets:
Trading assets, excluding derivative contracts:
Equities	$(6)	$—	$—	$(6)	$1	$—	$—	$1
Convertible debentures	(2)	—	—	(2)	—	—	—	—
Non-U.S. governments and agencies	(25)	—	—	(25)	—	—	—	—
Corporate debt	(35)	—	—	(35)	3	—	—	3
Preferred stock	(1)	—	—	(1)	2	—	—	2
Mortgages, mortgage-backed and asset-backed	(45)	—	—	(45)	(7)	—	—	(7)
Municipals and money markets	6	—	—	6	(3)	—	—	(3)
Total trading assets, excluding derivative contracts	(108)	—	—	(108)	(4)	—	—	(4)
Derivative contracts, net	173	—	—	173	(429)	—	—	(429)
Investment securities non-qualifying	—	1	—	1	—	(10)	—	(10)
Loans, notes and mortgages	—	13	—	13	—	110	—	110
Other assets	—	(39)	—	(39)	—	(86)	—	(86)
Liabilities:
Trading liabilities, excluding derivative contracts:
Preferred stock	—	—	—	—	(2)	—	—	(2)
Municipals, money markets and other	3	—	—	3	3	—	—	3
Total trading liabilities, excluding derivative contracts	3	—	—	3	1	—	—	1
Other payables — interest and other	—	1	—	1	—	—	—	—
Long-term borrowings	82	9	—	91	(12)	—	—	(12)

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3 Assets and Liabilities Still Held
	Three Months ended June 30, 2011				Six Months ended June 30, 2011
	Principal Transactions	Other Revenue	Interest	Total	Principal Transactions	Other Revenue	Interest	Total
Assets:
Trading assets, excluding derivative contracts:
Equities	$(61)	$—	$—	$(61)	$(46)	$—	$—	$(46)
Convertible debentures	3	—	—	3	3	—	—	3
Non-U.S. governments and agencies	67	—	—	67	70	—	—	70
Corporate debt	(44)	—	—	(44)	154	—	—	154
Preferred stock	17	—	—	17	23	—	—	23
Mortgages, mortgage-backed and asset-backed	(42)	—	—	(42)	201	—	—	201
Municipals and money markets	(3)	—	—	(3)	16	—	—	16
Total trading assets, excluding derivative contracts	(63)	—	—	(63)	421	—	—	421
Derivative contracts, net	344	—	—	344	269	—	—	269
Investment securities available-for-sale:
Mortgage-backed securities - non-agency MBSs	—	(6)	—	(6)	—	(25)	—	(25)
Total investment securities available-for-sale	—	(6)	—	(6)	—	(25)	—	(25)
Investment securities non-qualifying	—	122	—	122	—	92	—	92
Total investment securities	—	116	—	116	—	67	—	67
Loans, notes and mortgages	—	17	—	17	—	185	—	185

Liabilities:
Trading liabilities, excluding derivative contracts:
Corporate debt	(1)	—	—	(1)	(1)	—	—	(1)
Total trading liabilities, excluding derivative contracts	(1)	—	—	(1)	(1)	—	—	(1)
Other payables — interest and other	—	(20)	—	(20)	—	2	—	2
Long-term borrowings	(10)	8	—	(2)	(102)	(27)	—	(129)

Level 3 Significant Inputs
The following tables present information about significant unobservable inputs related to material components of Merrill Lynch's Level 3 financial assets and liabilities as of June 30, 2012:
Quantitative Information about Level 3 Fair Value Measurements

(Dollars in millions)		Inputs
Financial Instrument	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges of Inputs
Loans and Securities
Instruments backed by residential real estate assets	$1,585	Discounted Cash Flow	Yield	1% to 25%
Loans, notes and mortgages	958		Prepayment Speeds	3% to 10% CPR
Trading assets - Mortgages, mortgage-backed and asset-backed	627		Default Rates	1% to 3% CDR
			Loss Severities	35% to 45%
Instruments backed by commercial real estate assets	$1,930	Discounted Cash Flow	Yield	1% to 10%
Loans, notes and mortgages	368		Loss Severities	33% to 97%
Other assets	1,263
Trading assets - Mortgages, mortgage-backed and asset-backed	299
Commercial loans, debt securities and other	$6,208	Discounted Cash Flow, Market Comparables	Yield	0% to 20%
Loans, notes and mortgages	450		Enterprise Value/EBITDA multiple	3x to 7x
Trading assets - Mortgages, mortgage-backed and asset-backed	3,652		Prepayment Speed	5% to 25%
Trading assets - Corporate debt	2,106		Default Rates	1% to 5%
			Loss Severity	25% to 40%
Auction Rate Securities		Discounted Cash Flow, Market Comparables	Projected tender price / re-financing level	50% to 100%
Trading assets - Municipals and money markets	$1,730
Long-term borrowings (structured notes)
Long-term borrowings	$1,469	Industry Standard Derivative Pricing (1)	Equity Correlation	30% to 97%
			Long-Dated Volatilities	20% to 70%

(1)	Includes models such as Monte Carlo simulation and Black-Scholes.

CPR = Constant Prepayment Rate
CDR = Constant Default Rate

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in millions)		Inputs
Financial Instrument	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges of Inputs
Net Derivative Contracts
Credit derivatives	$3,116	Discounted Cash Flow, Hazard Rate Model (1), Stochastic Recovery Correlation Model	Yield	0% to 25%
			Credit spreads	100bps to 500bps
			Upfront points	53 to 99
			Spread to index	-2,000bps to 2,000bps
			Credit correlation	30% to 80%
			Prepayment speed	0% to 25% CPR
			Default rates	0% to 5% CDR
			Loss severity	0% to 70%
Equity derivatives	$(351)	Industry Standard Derivative Pricing (2)	Equity Correlation	30% to 97%
			Long-Dated Volatilities	20% to 70%
Commodity derivatives	$(1)	Discounted Cash Flow	Long term Natural Gas basis curve	-$0.530 to $0.302
Interest rate derivatives	$650	Industry Standard Derivative Pricing (2)	Correlation (IR/IR)	15% to 100%
			Correlation (FX/IR)	-65% to 50%
			Long Dated Inflation Rates	1.5% to 2.6%
			Long Dated Inflation Volatilities	0.3% to 0.9%
			Long Dated Volatilities (FX)	7% to 38%
			Long Dated Swap Rates	9.5% to 10.3%
Total net derivative contracts	$3,414

(1)	The hazard rate model is an industry standard model for valuing CDS for single names or indices.

(2)	Includes models such as Monte Carlo simulation, Black-Scholes and other methods that model the joint dynamics of interest, inflation and foreign exchange rates.
IR = Interest Rate
FX = Foreign Exchange
CPR = Constant Prepayment Rate
CDR = Constant Default Rate
In the tables above, instruments backed by residential and commercial real estate assets include RMBS, CMBS, whole loans, mortgage CDOs and net monoline exposure. Corporate loans, debt securities and other include corporate CLOs and CDOs, corporate loans and bonds, and securities backed by non-real estate assets. Structured notes primarily include equity-linked notes that are accounted for under the fair value option.

In addition to the instruments disclosed in the table above, Merrill Lynch holds $333 million of Investment securities non-qualifying that are primarily comprised of certain direct private equity investments and private equity funds that are classified as Level 3.  Valuations of direct private equity investments are prepared internally based on the most recent portfolio company financial information. Inputs generally include market and acquisition comparables, entry level multiples, as well as other variables.  Merrill Lynch selects a valuation methodology (e.g., market comparables) for each investment and, in certain instances, multiple inputs are weighted to derive the most representative value.  Discounts are applied as appropriate to consider the lack of liquidity and marketability versus publicly traded companies.  For private equity funds, fair value is generally determined using the net asset value as provided by the individual fund's general partner.

Sensitivity of Fair Value Measurements to Changes in Unobservable Inputs

Loans and Securities

For instruments backed by residential real estate assets, commercial real estate assets, and commercial loans, debt securities and other, a significant increase in market yields, default rates or loss severities would result in a significantly lower fair value for long positions. Short positions would be impacted in a directionally opposite way. The impact of changes in prepayment speeds would have differing impacts depending on the seniority of the instrument and, in the case of CLOs, whether prepayments can be reinvested.

For student loan and municipal auction rate securities, a significant increase in projected tender price/refinancing levels would result in a significantly higher fair value.

Structured Notes and Derivatives

For credit derivatives, a significant increase in market yield, including spreads to indices, upfront points (i.e., a single upfront payment made by a protection buyer at inception) or credit spreads, default rates or loss severities would result in a significantly lower fair value for protection sellers and higher fair value for protection buyers. The impact of changes in prepayment speeds would have differing impacts depending on the seniority of the instrument and, in the case of CLOs, whether prepayments can be reinvested.

Structured credit derivatives, which include tranched portfolio CDS and derivatives with derivative product company ("DPC") and monoline counterparties, are impacted by credit correlation, including default and wrong way correlation. Default correlation is a parameter that describes the degree of dependence between credit default rates within a credit portfolio that underlies a credit derivative instrument. The sensitivity of this input on the fair value varies depending on the level of subordination of the tranche. For senior tranches that are net purchases of protection, a significant increase in default correlation would result in a significantly higher fair value. Net short protection positions would be impacted in a directionally opposite way. Wrong-way correlation is a parameter that describes the probability that as exposure to a counterparty increases, the credit quality of the counterparty decreases. A significantly higher degree of wrong-way correlation between a DPC counterparty and underlying derivative exposure would result in a significantly lower fair value.

For equity derivatives, equity-linked long-term debt (structured notes) and interest rate derivatives, a significant change in long-dated rates and volatilities and correlation inputs (e.g., the degree of correlation between an equity security to an index, between two different interest rates, or between interest rates and foreign exchange rates) would result in a significant impact to the fair value. However, the magnitude and direction of the impact depends on whether Merrill Lynch is long or short the exposure.

Non-recurring Fair Value
Certain assets and liabilities are measured at fair value on a non-recurring basis and are not included in the tables above. These assets and liabilities primarily include loans and loan commitments held for sale that are reported at lower of cost or fair value and loans held for investment that were initially measured at cost and have been written down to fair value as a result of an impairment. The following tables show the fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2012 and December 31, 2011, and related gains (losses) for the three and six month periods ended June 30, 2012 and June 30, 2011.

(dollars in millions)
	Non-Recurring Basis			Gains/(Losses)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)
	as of June 30, 2012			Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	Level 2	Level 3	Total	June 30, 2012	June 30, 2012	June 30, 2011	June 30, 2011
Assets:
Investment securities non-qualifying	$—	$—	$—	$—	$—	$(1)	$(5)
Loans, notes and mortgages	60	286	346	(53)	(40)	9	44
Other assets	1	1	2	—	—	(7)	(7)
Liabilities:
Other payables — interest and other	$—	$1	$1	$4	$3	$—	$(1)

(dollars in millions)
	Non-Recurring Basis
	as of December 31, 2011
	Level 2	Level 3	Total
Assets:
Investment securities non-qualifying	$—	$5	$5
Loans, notes and mortgages	298	245	543
Other assets	—	19	19

Loans, notes and mortgages includes held for sale loans that are carried at the lower of cost or fair value and for which the fair value was below the cost basis at June 30, 2012 and December 31, 2011. It also includes certain impaired held for investment loans where an allowance for loan losses has been calculated based upon the fair value of the loans or collateral. Level 3 assets as of June 30, 2012 and December 31, 2011 primarily relate to commercial real estate loans that are classified as held for sale where there continues to be significant illiquidity in the loan trading and securitization markets.

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
The following tables provide information about the line items in the Consolidated Statements of Earnings (Loss) where changes in fair values of assets and liabilities, for which the fair value option election has been made, are included for the three and six months ended June 30, 2012 and June 30, 2011.

(dollars in millions)
	Changes in Fair Value For the Three Months Ended June 30, 2012, for Items Measured at Fair Value Pursuant to the Fair Value Option Election			Changes in Fair Value For the Six Months Ended June 30, 2012, for Items Measured at Fair Value Pursuant to the Fair Value Option Election
	Gains (Losses) Principal Transactions	Gains (Losses) Other Revenues	Total Changes in Fair Value	Gains (Losses) Principal Transactions	Gains (Losses) Other Revenues	Total Changes in Fair Value
Assets:
Receivables under resale agreements	$5	$—	$5	$(29)	$—	$(29)
Investment securities	—	(3)	(3)	—	2	2
Loans	3	(15)	(12)	29	77	106
Liabilities:
Payables under repurchase agreements	9	—	9	(25)	—	(25)
Short-term borrowings	12	—	12	19	—	19
Other payables — interest and other	—	(18)	(18)	—	31	31
Long-term borrowings	592	(21)	571	(1,841)	(21)	(1,862)

(dollars in millions)
	Changes in Fair Value For the Three Months Ended June 30, 2011, for Items Measured at Fair Value Pursuant to the Fair Value Option Election			Changes in Fair Value For the Six Months Ended June 30, 2011, for Items Measured at Fair Value Pursuant to the Fair Value Option Election
	Gains (Losses) Principal Transactions	Gains (Losses) Other Revenues	Total Changes in Fair Value	Gains (Losses) Principal Transactions	Gains (Losses) Other Revenues	Total Changes in Fair Value
Assets:
Receivables under resale agreements	$87	$—	$87	$28	$—	$28
Investment securities	—	1	1	—	30	30
Loans	—	1	1	—	139	139
Liabilities:
Payables under repurchase agreements	(8)	—	(8)	3	—	3
Short-term borrowings	37	—	37	93	—	93
Other payables — interest and other	—	3	3	—	16	16
Long-term borrowings	(145)	—	(145)	(506)	—	(506)

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
Loans and loan commitments

Merrill Lynch elected the fair value option for certain loans that are risk managed on a fair value basis. Upon the acquisition of Merrill Lynch by Bank of America, Merrill Lynch also elected the fair value option for certain mortgage, corporate, and leveraged loans and loan commitments. The changes in the fair value of loans and loan commitments, for which the fair value option was elected, that were attributable to changes in borrower-specific credit risk were not material for the three months ended June 30, 2012 and June 30, 2011.

As of June 30, 2012 and December 31, 2011, the aggregate fair value of loans for which the fair value option election has been made that were 90 days or more past due was $11 million and $28 million, respectively, and the aggregate fair value of loans that were in non-accrual status was $27 million and $117 million at June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012 and December 31, 2011, the unpaid principal amount due exceeded the aggregate fair value of such loans that are 90 days or more past due and/or in non-accrual status by $147 million and $172 million, respectively.
Short-term and long-term borrowings

Merrill Lynch elected the fair value option for certain short-term and long-term borrowings that are risk managed on a fair value basis (e.g., structured notes) and/or for which hedge accounting under Derivatives Accounting had been difficult to obtain. The majority of the fair value changes on long-term borrowings are from structured notes with coupon or repayment terms that are linked to the performance of debt and equity securities, indices, currencies or commodities. Excluding gains (losses) related to changes in Merrill Lynch's credit spreads, the majority of the gains (losses) for the respective periods are offset by gains (losses) on derivatives and securities that economically hedge these borrowings and that are accounted for at fair value. The changes in the fair value of liabilities for which the fair value option election was made that were attributable to changes in Merrill Lynch's credit spreads were losses of approximately $36 million and $2.2 billion for the three and six months ended June 30, 2012, respectively, and gains of approximately $0.1 billion and losses of approximately $0.2 billion for the three and six months ended June 30, 2011, respectively. Changes in Merrill Lynch specific credit risk are derived by isolating fair value changes due to changes in Merrill Lynch's credit spreads as observed in the secondary cash market.

The fair value option was also elected for certain non-recourse short-term and long-term borrowings and secured borrowings issued by consolidated VIEs. The fair value of these borrowings is not materially affected by changes in Merrill Lynch's creditworthiness.

The following tables present the difference between fair values and the aggregate contractual principal amounts of receivables under resale agreements, receivables under securities borrowed transactions, loans and long-term borrowings for which the fair value option election has been made as of June 30, 2012 and December 31, 2011.

(dollars in millions)
	Fair Value at	Principal Amount Due Upon Maturity
	June 30, 2012		Difference
Assets:
Receivables under resale agreements	$90,533	$90,107	$426
Receivables under securities borrowed transactions	500	514	(14)
Loans (1)	3,223	3,995	(772)
Liabilities:
Long-term borrowings (2)	30,803	33,133	(2,330)

(1)	Includes trading loans with a fair value of $401 million.

(2)
The majority of the difference between the fair value and principal amount due upon maturity at June 30, 2012 relates to the impact of changes in Merrill Lynch's credit spreads, as well as the fair value of the embedded derivative, where applicable.

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
The following disclosures relate to financial instruments for which the ending balances at June 30, 2012 and December 31, 2011 are not carried at fair value in their entirety on Merrill Lynch’s Condensed Consolidated Balance Sheets.
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

The following table presents the carrying value and fair value, by fair value hierarchy, of Merrill Lynch's loans, notes and mortgages, deposits and long-term borrowings at June 30, 2012. See Note 4 for further information regarding the fair value hierarchy:

(dollars in millions)
		Fair Value Measurement
		As of June 30, 2012
	Carrying Value	Level 2	Level 3	Total
Financial assets
Loans, notes and mortgages (1)	$19,859	$538	$19,236	$19,774
Financial liabilities
Deposits	12,289	12,289	—	12,289
Long-term borrowings (2)	99,857	98,823	1,469	100,292

(1)	Loans are presented net of the allowance for loan losses.

(2)	Includes junior subordinated notes (related to trust preferred securities).

The following table presents the carrying value and fair value of loans, notes and mortgages, deposits and long-term borrowings at December 31, 2011:

(dollars in millions)
	December 31, 2011
	Carrying Value	Fair Value
Financial assets
Loans, notes and mortgages(1)	$20,574	$20,048
Financial liabilities
Deposits	12,364	12,364
Long-term borrowings (2)	110,718	102,339

(1)	Loans are presented net of the allowance for loan losses.

(2)	Includes junior subordinated notes (related to trust preferred securities).

Commercial Unfunded Lending Commitments

Fair values were generally determined using a discounted cash flow valuation approach, which is applied using market-based CDS or internally-developed benchmark credit curves. The fair value option was elected for certain loan commitments. See Note 4 for additional information.

The carrying values and fair values of Merrill Lynch's commercial unfunded lending commitments were $143 million and $193 million, respectively, at June 30, 2012 and $208 million and $264 million, respectively, at December 31, 2011. Commercial unfunded lending commitments, which are included in Other payables - Interest and other on the Condensed Consolidated Balance Sheet, are primarily classified as Level 2 or Level 3.

Merrill Lynch does not estimate the fair values of consumer unfunded lending commitments because, in many instances, Merrill Lynch can reduce or cancel these commitments by providing notice to the borrower. See Note 14 for additional information on commitments.

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

Hedge accounting activity for 2012 and 2011 included the following:
Fair value hedges

(dollars in millions)
	2012			2011
	Derivative (1)	Hedged Item (1)(2)	Hedge Ineffectiveness (1)	Derivative (1)	Hedged Item (1)(2)	Hedge Ineffectiveness (1)
For the three months ended June 30:
Interest rate risk on USD denominated long-term borrowings	$471	$(645)	$(174)	$487	$(603)	$(116)
Interest rate risk on foreign currency denominated long-term borrowings	(412)	345	(67)	407	(464)	(57)
Commodity price risk on commodity inventory	(9)	9	—	20	(20)	—

For the six months ended June 30:
Interest rate risk on USD denominated long-term borrowings	60	(371)	(311)	145	(356)	(211)
Interest rate risk on foreign currency denominated long-term borrowings	(324)	230	(94)	680	(786)	(106)
Commodity price risk on commodity inventory	14	(14)	—	16	(16)	—

	2012			2011
	Trading Assets	Trading Liabilities		Trading Assets	Trading Liabilities

As of June 30, 2012 and December 31, 2011:
Carrying value of hedging derivatives:
Long-term borrowings	$6,088	$992		$6,940	$841
Commodity inventory	57	3		70	5
Notional amount of hedging derivatives:
Long-term borrowings	38,696	10,215		44,180	11,092
Commodity inventory	129	6		152	6

(1)	Amounts are recorded in interest expense and other revenues for long-term borrowings and principal transactions for commodity inventory.

(2)	Excludes the impact of the accretion of purchase accounting adjustments made to certain long-term borrowings in connection with the acquisition of Merrill Lynch by Bank of America.

Net investment hedges of foreign operations

(dollars in millions)
		2012			2011
	Gains (losses) Recognized in Accumulated OCI	Gains (losses) in Income Reclassified from Accumulated OCI (1)	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (2)	Gains (losses) Recognized in Accumulated OCI	Gains (losses) in Income Reclassified from Accumulated OCI (1)	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (2)
For the three months ended June 30:
Foreign exchange risk	$555	$4	$(100)	$(494)	$—	$(87)

For the six months ended June 30:
Foreign exchange risk	110	(37)	(98)	(961)	(3)	(157)

		2012			2011
As of June 30, 2012 and December 31, 2011:
Carrying value of hedging derivatives:
Trading assets		$477			$690
Trading liabilities		364			492
Carrying value of non-derivative hedges:
Long-term borrowings		—			61
Notional amount of hedging derivatives:
in an asset position		13,628			20,068
in a liability position		12,740			7,338

(1)	Amounts are recorded in other revenues.

(2)	Amounts are recorded in other revenues and interest expense.
Net gains (losses) on economic hedges

(dollars in millions)
	2012(1)	2011(1)
For the three months ended June 30:
Interest rate risk	$17	$77
Foreign currency risk	(703)	1,055
Credit risk	18	(2)

For the six months ended June 30:
Interest rate risk	11	(4)
Foreign currency risk	(504)	3,146
Credit risk	(31)	(17)

(1)	Amounts are recorded in other revenues and interest expense.

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

The following tables identify the primary risk for derivative instruments, which includes trading, non-trading and bifurcated embedded derivatives, at June 30, 2012 and December 31, 2011. The primary risk is provided on a gross basis, prior to the application of the impact of counterparty and cash collateral netting.

(dollars in millions)
	As of June 30, 2012
	Contract/ Notional	Trading Assets- Derivative Contracts	Contract/ Notional	Trading Liabilities- Derivative Contracts
Interest rate contracts
Swaps	$8,161,488	$526,227	$7,792,776	$523,769
Futures and forwards	1,963,757	1,612	2,008,981	1,426
Written options	—	—	1,304,560	66,142
Purchased options	1,263,508	69,876	—	—
Foreign exchange contracts
Swaps	751,288	24,921	816,828	33,328
Spot, futures and forwards	97,855	2,705	91,781	2,667
Written options	—	—	288,912	5,570
Purchased options	224,297	5,331	—	—
Equity contracts
Swaps	23,964	1,215	23,084	1,249
Futures and forwards	28,703	1,327	22,185	1,323
Written options	—	—	274,655	15,341
Purchased options	273,872	13,991	—	—
Commodity contracts
Swaps	45,155	4,637	37,409	6,163
Futures and forwards	322,878	6,228	320,487	3,788
Written options	—	—	175,019	9,182
Purchased options	172,990	8,751	—	—
Credit derivatives
Purchased protection:
Credit default swaps	144,599	14,730	78,340	1,647
Total return swaps	5,766	766	4,252	1,087
Other credit derivatives	273	2	13	—
Written protection:
Credit default swaps	80,471	2,253	144,599	13,900
Total return swaps	5,210	529	4,247	384
Other credit derivatives	—	2	442	2
Gross derivative assets/liabilities	$13,566,074	$685,103	$13,388,570	$686,968
Less: Legally enforceable master netting		(629,064)		(629,064)
Less: Cash collateral received/paid		(27,967)		(33,645)
Total derivative assets and liabilities		$28,072		$24,259

(dollars in millions)
	As of December 31, 2011
	Contract/ Notional	Trading Assets- Derivative Contracts	Contract/ Notional	Trading Liabilities- Derivative Contracts
Interest rate contracts
Swaps	$8,196,809	$564,696	$7,978,404	$560,638
Futures and forwards	2,117,971	1,510	2,003,741	1,339
Written options	—	—	1,419,278	66,733
Purchased options	1,336,149	69,812	—	—
Foreign exchange contracts
Swaps	766,899	27,312	798,173	35,299
Spot, futures and forwards	104,356	3,887	98,411	3,791
Written options	—	—	249,575	7,437
Purchased options	236,465	7,220	—	—
Equity contracts
Swaps	23,233	1,028	22,887	1,141
Futures and forwards	30,791	1,747	20,988	1,450
Written options	—	—	345,947	14,596
Purchased options	341,731	14,816	—	—
Commodity contracts
Swaps	35,681	4,823	36,391	5,799
Futures and forwards	233,567	5,254	236,919	3,183
Written options	—	—	140,600	9,443
Purchased options	139,312	9,426	—	—
Credit derivatives
Purchased protection:
Credit default swaps	174,857	20,124	67,664	1,416
Total return swaps	2,771	407	3,493	291
Other credit derivatives	274	3	25	—
Written protection:
Credit default swaps	66,841	1,737	179,907	19,061
Total return swaps	4,350	226	1,239	129
Other credit derivatives	—	—	25	1
Gross derivative assets/liabilities	$13,812,057	$734,028	$13,603,667	$731,747
Less: Legally enforceable master netting		(672,524)		(672,524)
Less: Cash collateral received/paid		(26,491)		(32,984)
Total derivative assets and liabilities		$35,013		$26,239

Trading revenues

Merrill Lynch enters into trading derivatives and non-derivative cash instruments to facilitate client transactions, for trading and financing purposes, and to manage risk exposures arising from trading assets and liabilities. The resulting risk from derivatives and non-derivative cash instruments is managed on a portfolio basis as part of Merrill Lynch's sales and trading activities and the related revenue is recorded on different income statement line items, including principal transactions, commissions, other revenues and net interest (expense) income.

Sales and trading revenue includes changes in fair value and realized gains and losses on the sales of trading and other assets, which are included in principal transactions and other revenues, net interest income, and commissions. Initial trading related revenue is generated by the difference in the client price for an instrument and the price at which the trading desk can execute the trade in the dealer market. That revenue is included within principal transactions on the Condensed Consolidated Statements of Earnings (Loss). For equity securities, commissions related to purchases and sales are recorded in commissions on the Condensed Consolidated Statements of Earnings (Loss). Changes in the fair value of these equity securities are included in principal transactions. These amounts are reflected in equity risk in the tables below. Revenue for debt securities, with the exception of interest, is typically included in principal transactions. Unlike commissions for equity securities, the initial revenue related to broker/dealer services for debt securities is included in the pricing of the instrument rather than charged through separate fee agreements. Therefore, this revenue is recorded in principal transactions as part of the initial mark to fair value. In transactions where Merrill Lynch acts as an agent, fees are earned and recorded in commissions. In the tables below, most sovereign government debt securities are reflected in interest rate risk. All other government debt securities (including, for example, municipal bonds and emerging markets sovereign debt) and corporate debt securities are included in credit risk.

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

The following tables identify the amounts in the income statement line items attributable to trading and non-trading activities, including both derivatives and non-derivative cash instruments categorized by primary risk for the three and six months ended June 30, 2012 and June 30, 2011.

Non-trading related amounts include activities in connection with principal investment, wealth management, and certain lending activities; economic hedging activity discussed in the Non-trading derivatives section above; and the impact of changes in Merrill Lynch's own creditworthiness on borrowings accounted for at fair value.
For The Three Months Ended June 30, 2012

(dollars in millions)
	Principal Transactions	Commissions	Other Revenues(1)	Net Interest (Expense) Income	Total
Interest rate risk	$209	$19	$4	$165	$397
Foreign exchange risk	35	—	—	—	35
Equity risk	1,356	613	22	(1,019)	972
Commodity risk	95	—	1	(30)	66
Credit risk	249	—	(11)	545	783
Total trading related	1,944	632	16	(339)	2,253
Non-trading related	(7)	608	236	(669)	168
Total	$1,937	$1,240	$252	$(1,008)	$2,421

(1) Includes other income and other-than-temporary impairment losses on available-for-sale debt securities.

For The Six Months Ended June 30, 2012

(dollars in millions)
	Principal Transactions	Commissions	Other Revenues(1)	Net Interest (Expense) Income	Total
Interest rate risk	$378	$37	$4	$372	$791
Foreign exchange risk	60	—	—	—	60
Equity risk	1,776	1,332	42	(969)	2,181
Commodity risk	355	—	1	(58)	298
Credit risk	1,399	—	66	1,077	2,542
Total trading related	3,968	1,369	113	422	5,872
Non-trading related	(2,172)	1,226	909	(1,500)	(1,537)
Total	$1,796	$2,595	$1,022	$(1,078)	$4,335

(1)	Includes other income and other-than-temporary impairment losses on available-for-sale debt securities.

For The Three Months Ended June 30, 2011

(dollars in millions)
	Principal Transactions	Commissions	Other Revenues(1)	Net Interest (Expense) Income	Total
Interest rate risk	$230	$21	$6	$197	$454
Foreign exchange risk	44	—	—	4	48
Equity risk	1,401	765	28	(905)	1,289
Commodity risk	174	—	—	(28)	146
Credit risk	165	14	147	717	1,043
Total trading related	2,014	800	181	(15)	2,980
Non-trading related	159	647	751	(869)	688
Total	$2,173	$1,447	$932	$(884)	$3,668

(1)	Includes other income and other-than-temporary impairment losses on available-for-sale debt securities.

For The Six Months Ended June 30, 2011

(dollars in millions)
	Principal Transactions	Commissions	Other Revenues(1)	Net Interest (Expense) Income	Total
Interest rate risk	$350	$43	$19	$380	$792
Foreign exchange risk	48	—	—	5	53
Equity risk	1,888	1,666	58	(819)	2,793
Commodity risk	307	—	(1)	(57)	249
Credit risk	891	28	357	1,394	2,670
Total trading related	3,484	1,737	433	903	6,557
Non-trading related	(140)	1,300	2,357	(1,740)	1,777
Total	$3,344	$3,037	$2,790	$(837)	$8,334

(1)	Includes other income and other-than-temporary impairment losses on available-for-sale debt securities.

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
Credit derivatives where Merrill Lynch is the seller of credit protection are summarized below:

(dollars in millions)
	Maximum Payout/ Notional	Less than 1 year	1 − 3 years	3 − 5 years	Over 5 years	Carrying Value(1)
At June 30, 2012:
Derivative contracts:
Credit derivatives:
Investment grade(2)	$157,655	$27,092	$53,648	$60,921	$15,994	$4,006
Non-investment grade(2)	77,314	8,196	17,253	27,830	24,035	10,280
Total credit derivatives	234,969	35,288	70,901	88,751	40,029	14,286
Credit related notes:
Investment grade(2)	2,920	3	148	726	2,043	2,920
Non-investment grade(2)	1,501	215	70	150	1,066	1,501
Total credit related notes	4,421	218	218	876	3,109	4,421
Total derivative contracts	$239,390	$35,506	$71,119	$89,627	$43,138	$18,707
At December 31, 2011:
Derivative contracts:
Credit derivatives:
Investment grade(2)	$130,770	$22,021	$47,593	$46,918	$14,238	$4,189
Non-investment grade(2)	121,592	13,263	26,428	38,301	43,600	15,002
Total credit derivatives	252,362	35,284	74,021	85,219	57,838	19,191
Credit related notes:
Investment grade(2)	2,956	—	7	203	2,746	2,956
Non-investment grade(2)	1,511	127	77	82	1,225	1,511
Total credit related notes	4,467	127	84	285	3,971	4,467
Total derivative contracts	$256,829	$35,411	$74,105	$85,504	$61,809	$23,658

(1)	Derivative contracts are shown on a gross basis prior to counterparty or cash collateral netting.

(2)	Refers to the creditworthiness of the underlying reference obligations.

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

Merrill Lynch economically hedges its exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, Merrill Lynch purchases credit protection with identical underlying referenced names to offset its exposure. At June 30, 2012 and December 31, 2011, the notional value and carrying value of credit protection purchased and credit protection sold by Merrill Lynch with identical underlying referenced names was:

(dollars in millions)
	Maximum Payout/ Notional	Less than 1 year	1 − 3 years	3 − 5 years	Over 5 years	Carrying Value(1)
At June 30, 2012:
Credit derivatives purchased	$138,545	$24,617	$49,689	$44,043	$20,196	$6,692
Credit derivatives sold	149,977	28,088	48,450	46,212	27,227	8,829
At December 31, 2011:
Credit derivatives purchased	219,358	31,335	63,284	77,485	47,254	15,563
Credit derivatives sold	219,669	33,852	61,797	77,527	46,493	15,502

(1)	Derivative contracts are shown on a gross basis prior to counterparty or cash collateral netting.

Credit related notes

Credit related notes in the table above include investments in securities issued by CDO, CLO and credit linked note vehicles. These instruments are classified as trading securities. Most of the entities that issue these instruments have either the ability to enter into, or have entered into, credit derivatives.

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

Where Merrill Lynch has entered into legally enforceable netting agreements with counterparties, it reports derivative assets and liabilities, and any related cash collateral, net in the Condensed Consolidated Balance Sheets in accordance with ASC 210-20, Balance Sheet-Offsetting. At June 30, 2012 and December 31, 2011, cash collateral received of $28.0 billion and $26.5 billion, respectively, and cash collateral paid of $33.6 billion and $33.0 billion, respectively, was netted against derivative assets and liabilities. The enforceability of master netting agreements under bankruptcy laws in certain countries or in certain industries is not free from doubt, and receivables and payables with counterparties in these countries or industries are accordingly reported on a gross basis.

Merrill Lynch considers the impact of counterparty credit risk on the valuation of derivative contracts. Factors used to determine the CVA on the derivatives portfolio include current exposure levels (i.e., fair value prior to CVA) and expected exposure levels profiled over the maturity of the contracts. CDS market information, including either quoted single name CDS or index or other proxy CDS, is also considered. In addition, the CVA also takes into account the netting and credit provisions of relevant agreements including collateral margin agreements and master netting agreements. During the three months ended June 30, 2012, CVA (net of hedges) was not material. For the six months ended June 30, 2012, gains of approximately $0.2 billion were recognized in principal transactions for changes in counterparty credit risk. During the three and six months ended June 30, 2011, $0.2 billion and $0.7 billion of losses, respectively, were recognized in principal transactions for changes in counterparty credit risk. At both June 30, 2012 and December 31, 2011, the cumulative CVA that was reflected in derivative assets was $1.5 billion.

In addition, the fair value of derivative liabilities is adjusted to reflect the impact of Merrill Lynch's credit quality. During the three and six months ended June 30, 2012, DVA (net of hedges) of approximately $0.1 billion and $0.8 billion of losses, respectively, were recognized in principal transactions. For the three and six months ended June 30, 2011, DVA (net of hedges) of approximately $0.1 billion in gains and $0.1 billion in losses were recognized in principal transactions. At June 30, 2012 and December 31, 2011, the cumulative DVA that was reflected in the derivative liabilities balance was $0.7 billion and $1.1 billion, respectively.

Monoline derivative credit exposure at June 30, 2012 had a notional value of $12.5 billion compared with $15.8 billion at December 31, 2011. The fair value of monoline derivative credit exposure was $1.4 billion at June 30, 2012 compared with $1.7 billion at December 31, 2011. At June 30, 2012, the CVA related to monoline derivative trading instruments exposure was $233 million compared with $382 million at December 31, 2011, which reduced Merrill Lynch's net exposure to $1.1 billion at June 30, 2012. Monoline related activity for the three and six months ended June 30, 2012 were a loss of $2 million and a gain of $113 million, respectively, which consisted of credit valuation adjustments and exposure changes.

Bank of America has guaranteed the performance of Merrill Lynch on certain derivative transactions. The aggregate amount of such derivative liabilities was approximately $1.3 billion at June 30, 2012.
Credit-risk related contingent features

Most of Merrill Lynch's derivative contracts contain credit risk related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom Merrill Lynch has transacted. These contingent features may be for the benefit of Merrill Lynch as well as its counterparties with respect to changes in Merrill Lynch's creditworthiness and the exposure under the derivative transactions. At June 30, 2012 and December 31, 2011, Merrill Lynch held cash and securities collateral of $40.0 billion and $40.9 billion and posted cash and securities collateral of $43.4 billion and $45.2 billion in the normal course of business under derivative agreements.

In connection with certain OTC derivative contracts and other trading agreements, Merrill Lynch can be required to provide additional collateral or to terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of ML & Co. or certain subsidiaries. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or market value of the exposure.

At June 30, 2012, the amount of collateral, calculated based on the terms of the contracts that Merrill Lynch could be required to post to counterparties but had not yet posted to counterparties was approximately $1.3 billion.

Some counterparties are currently able to unilaterally terminate certain contracts, or Merrill Lynch may be required to take other action such as find a suitable replacement or obtain a guarantee. At June 30, 2012, the current liability for these derivative contracts was $1.0 billion, against which Merrill Lynch had posted $0.9 billion of collateral.

At June 30, 2012, if the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by one incremental notch, the amount of additional collateral contractually required by such derivative contracts and other trading agreements would have been approximately $0.9 billion. If the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by a second incremental notch, approximately $3.8 billion in additional collateral would have been required.

Also, if the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by one incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of June 30, 2012 was $4.1 billion, against which $3.5 billion of collateral had been posted. Further, if the rating agencies had downgraded their long-term debt ratings for ML & Co. or certain subsidiaries by a second incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of June 30, 2012 was an incremental $1.4 billion, against which $0.8 billion of collateral had been posted.

Note 7.	Securities Financing Transactions
Merrill Lynch enters into secured borrowing and lending transactions in order to meet customers’ needs and earn residual interest rate spreads, obtain securities for settlement and finance trading inventory positions.
Under these transactions, Merrill Lynch either receives or provides collateral, including U.S. Government and agency securities, asset-backed, corporate debt, equity, and non-U.S. government and agency securities. Merrill Lynch receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and other loans. Under most agreements, Merrill Lynch is permitted to sell or repledge the securities received (e.g., use the securities to secure repurchase agreements, enter into securities lending transactions, or deliver to counterparties to cover short positions). At June 30, 2012 and December 31, 2011, the fair value of securities received as collateral where Merrill Lynch is permitted to sell or repledge the securities was $472 billion and $418 billion, respectively, and the fair value of the portion that had been sold or repledged was $409 billion and $349 billion, respectively. Merrill Lynch may use securities received as collateral for resale agreements to satisfy regulatory requirements such as Rule 15c3-3 of the Securities Exchange Act of 1934.
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
Merrill Lynch pledges assets to collateralize repurchase agreements and other secured financings. Pledged securities that can be sold or repledged by the secured party are parenthetically disclosed in trading assets on the Condensed Consolidated Balance Sheets. The carrying value and classification of securities owned by Merrill Lynch that have been pledged to counterparties where those counterparties do not have the right to sell or repledge at June 30, 2012 and December 31, 2011 are as follows:

(dollars in millions)
	June 30, 2012	December 31, 2011
Trading asset category
Equities and convertible debentures	$7,263	$6,469
Corporate debt and preferred stock	7,657	7,961
U.S. Government and agencies	36,719	22,689
Non-U.S. governments and agencies	1,317	627
Mortgages, mortgage-backed, and asset-backed securities	3,066	1,959
Municipals and money markets	1,058	561
Total	$57,080	$40,266
In certain cases, Merrill Lynch has transferred assets to consolidated VIEs where those restricted assets serve as collateral for the interests issued by the VIEs. These assets, which are not included in the table above, are disclosed on the Condensed Consolidated Balance Sheet as Assets of Consolidated VIEs. These transactions are also described in Note 9.
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

Investment securities reported on the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011 are presented below.

(dollars in millions)
	June 30, 2012	December 31, 2011
Investment securities
Available-for-sale	$699	$694
Non-qualifying
Equity investments	3,070	3,810
Other investments	2,540	2,180
Total	$6,309	$6,684

For the three and six months ended June 30, 2012, other-than-temporary impairment ("OTTI") losses related to non-agency mortgage-backed available-for-sale securities were $4 million and $6 million, respectively. For the three and six months ended June 30, 2011, OTTI losses related to non-agency mortgage-backed available-for-sale securities were $10 million and $46 million respectively. Net impairment losses recognized in earnings represent the credit component of OTTI losses on available-for-sale debt securities and total OTTI losses for available-for-sale debt securities that Merrill Lynch does not intend to hold to recovery. Those amounts were $4 million and $6 million for the three and six months ended June 30, 2012 and $8 million and $44 million for the three and six months ended June 30, 2011, respectively. Refer to Note 1 for Merrill Lynch's accounting policy regarding OTTI of investment securities.
Information regarding investment securities subject to Investment Accounting follows.

(dollars in millions)
	June 30, 2012
	Amortized Cost	Fair Value
Available-for-Sale
Securities, mortgage-backed and asset-backed:
Corporate ABS	$238	$238
Non-agency mortgage backed securities	57	57
Subtotal	295	295
U.S. Government and agencies	404	404
Total available-for-sale securities	$699	$699

(dollars in millions)
	December 31, 2011
	Amortized Cost	Fair Value
Available-for-Sale
Securities, mortgage-backed and asset-backed:
Corporate ABS	$47	$47
Non-agency mortgage backed securities	249	249
Subtotal	296	296
U.S. Government and agencies	398	398
Total available-for-sale securities	$694	$694

There were no material gross unrealized gains or losses associated with available-for-sale securities as of June 30, 2012 or December 31, 2011. Additionally, there were no individual securities that had been in a continuous unrealized loss position for a year or more as of June 30, 2012 or December 31, 2011.

The amortized cost and fair value of available-for-sale debt securities by expected maturity for mortgage-backed securities and contractual maturity for other debt securities at June 30, 2012 are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$413	$413
Due after one year through five years	182	182
Due after five years through ten years	104	104
Total(1)	$699	$699

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay their obligations with or without prepayment penalties.

The proceeds and gross realized gains (losses) from the sale of available-for-sale securities during the three and six months ended June 30, 2012 and June 30, 2011 are as follows:

(dollars in millions)
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Proceeds	$—	$3	$1,866	$3,453
Gross realized gains	—	—	—	44
Gross realized losses	—	—	4	4

At June 30, 2012 and December 31, 2011, Merrill Lynch held certain investments that were accounted for under the equity method of accounting, none of which were individually material. Other revenues for the three months ended June 30, 2011 included a gain of $377 million associated with the sale of Merrill Lynch's remaining investment in BlackRock, Inc.

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

The tables below present the assets and liabilities of consolidated and unconsolidated VIEs if Merrill Lynch has continuing involvement with transferred assets or if Merrill Lynch otherwise has a variable interest in the VIE. For consolidated VIEs, these amounts are net of intercompany balances. The tables also present Merrill Lynch's maximum loss exposure resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which Merrill Lynch holds a variable interest as of June 30, 2012 and December 31, 2011. Merrill Lynch's maximum loss exposure is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on Merrill Lynch's Condensed Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. Merrill Lynch's maximum loss exposure does not include losses previously recognized.

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

The following table summarizes certain information related to Loan VIEs in which Merrill Lynch is either the transferor, servicer or sponsor and holds a variable interest as of June 30, 2012 and December 31, 2011.

(dollars in millions)
	Non-Agency
	Prime		Subprime		Commercial Mortgage
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Unconsolidated VIEs:
Maximum loss exposure(1)	$11	$16	$47	$52	$100	$130
Senior securities held
Trading assets	$3	$1	$2	$2	$7	$19
Subordinated securities held
Trading assets	—	—	2	8	5	1
Residual interests held	2	8	—	—	24	42
Total retained securities(2)	$5	$9	$4	$10	$36	$62
Principal balance outstanding(3)	$199	$191	$6,004	$6,192	$19,499	$24,545

(1)	Maximum loss exposure excludes liabilities for representations and warranties.

(2)	Substantially all of the securities were in Level 2 in the fair value hierarchy.

(3)	Principal balance outstanding includes those loans that Merrill Lynch transferred and with which it has continuing involvement.

In accordance with consolidation guidance, Merrill Lynch consolidates Loan VIEs in which it has a controlling financial interest. For loan securitizations, Merrill Lynch is considered to have a controlling financial interest (i.e., is the primary beneficiary) when it is the servicer of the loans and also holds a financial interest that could potentially be significant to the entity. If Merrill Lynch is not the servicer of an entity or does not hold a financial interest that could be significant to the entity, Merrill Lynch does not have a controlling financial interest and does not consolidate the entity. Merrill Lynch did not have a controlling financial interest in Loan VIEs at June 30, 2012.

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

Merrill Lynch also provides default protection or credit enhancement to investors in certain municipal bond trusts whereby Merrill Lynch guarantees the payment of interest and principal on floating-rate certificates issued by these trusts. If an investor holds the residual interest, that investor typically has the unilateral ability to liquidate the trust at any time, while Merrill Lynch typically has the ability to trigger the liquidation of that trust only if the market value of the bonds held in the trust declines below a specified threshold. The weighted average remaining life of bonds held in the trusts at June 30, 2012 was 9.2 years.

The following table summarizes certain information related to municipal bond trusts in which Merrill Lynch holds a variable interest as of June 30, 2012 and December 31, 2011.

(dollars in millions)
	June 30, 2012			December 31, 2011
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum Loss Exposure	$2,715	$863	$3,578	$3,713	$920	$4,633
On-balance sheet assets
Trading assets	$2,715	$110	$2,825	$3,713	$178	$3,891
Total	$2,715	$110	$2,825	$3,713	$178	$3,891
On-balance sheet liabilities
Short-term borrowings	$3,012	$—	$3,012	$4,939	$—	$4,939
Payables to Bank of America	1,274	—	1,274	—	—	—
Total	$4,286	$—	$4,286	$4,939	$—	$4,939
Total assets of VIEs	$2,715	$1,134	$3,849	$3,713	$1,154	$4,867

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

In the three months and six months ended June 30, 2012, Merrill Lynch was the transferor of assets into unconsolidated municipal bond trusts and received cash proceeds from new securitizations of $124 million and $199 million, respectively, as compared with $260 million and $327 million, respectively, in the three and six months ended June 30, 2011. At June 30, 2012 and December 31, 2011, the principal balance outstanding for unconsolidated municipal bond securitization trusts for which Merrill Lynch was the transferor was $817 million and $1.2 billion, respectively.

Merrill Lynch's liquidity commitments to unconsolidated municipal bond trusts totaled $753 million and $742 million at June 30, 2012 and December 31, 2011, respectively.

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

The following table summarizes certain information related to CDO vehicles in which Merrill Lynch holds a variable interest as of June 30, 2012 and December 31, 2011.

(dollars in millions)
	June 30, 2012			December 31, 2011
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum Loss Exposure	$2,178	$2,106	$4,284	$1,695	$2,185	$3,880
On-balance sheet assets
Trading assets	$2,178	$584	$2,762	$1,844	$397	$2,241
Derivative contracts	—	492	492	—	678	678
Other assets	—	60	60	—	72	72
Total	$2,178	$1,136	$3,314	$1,844	$1,147	$2,991
On-balance sheet liabilities
Derivative contracts	$—	$6	$6	$—	$11	$11
Long-term borrowings	2,867	—	2,867	2,712	—	2,712
Total	$2,867	$6	$2,873	$2,712	$11	$2,723
Total assets of VIEs	$2,178	$30,440	$32,618	$1,844	$32,847	$34,691

Merrill Lynch's maximum loss exposure is significantly less than the total assets of unconsolidated CDO vehicles in the table above because Merrill Lynch typically has exposure to only a portion of the total assets.

At June 30, 2012, Merrill Lynch had $1.6 billion of aggregate liquidity exposure to CDOs. This amount includes $135 million of commitments to CDOs to provide funding for super senior exposures and $1.5 billion notional amount of derivative contracts with unconsolidated VIEs, principally CDO vehicles, which hold non-super senior CDO debt securities or other debt securities on Merrill Lynch's behalf. Refer to Note 14 for additional information. Merrill Lynch's liquidity exposure to CDOs at June 30, 2012 is included in the table above to the extent that Merrill Lynch sponsored the CDO vehicle or the liquidity exposure is more than insignificant compared to total assets of the CDO vehicle. Liquidity exposure included in the table is reported net of previously recorded losses.

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

The following table summarizes certain information related to customer vehicles in which Merrill Lynch holds a variable interest as of June 30, 2012 and December 31, 2011.

(dollars in millions)
	June 30, 2012			December 31, 2011
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum Loss Exposure	$1,633	$1,877	$3,510	$2,333	$2,106	$4,439
On-balance sheet assets
Trading assets	$3,622	$156	$3,778	$3,243	$211	$3,454
Derivative contracts	—	748	748	—	896	896
Other assets	896	—	896	1,446	—	1,446
Total	$4,518	$904	$5,422	$4,689	$1,107	$5,796
On-balance sheet liabilities
Derivative contracts	$10	$41	$51	$4	$42	$46
Short-term borrowings	153	—	153	—	—	—
Long-term borrowings	3,909	—	3,909	3,873	—	3,873
Other liabilities	82	397	479	1	448	449
Total	$4,154	$438	$4,592	$3,878	$490	$4,368
Total assets of VIEs	$4,518	$3,648	$8,166	$4,689	$5,265	$9,954

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

Merrill Lynch is typically the counterparty for the credit and equity derivatives entered into by the customer vehicles, and it may invest in securities issued by the vehicles. Merrill Lynch may also enter into interest rate and foreign currency derivatives with the vehicles. Merrill Lynch had approximately $737 million and $824 million of other liquidity commitments, including written put options and collateral value guarantees, with unconsolidated credit-linked and equity-linked note vehicles at June 30, 2012 and December 31, 2011, respectively.

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

The following table summarizes certain information related to Real Estate and other VIEs in which Merrill Lynch holds a variable interest as of June 30, 2012 and December 31, 2011.

(dollars in millions)
	June 30, 2012			December 31, 2011
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum Loss Exposure	$110	$2,277	$2,387	$1,821	$4,631	$6,452
On-balance sheet assets
Trading assets	$110	$985	$1,095	$—	$2,980	$2,980
Derivative contracts	—	444	444	—	440	440
Investment securities	40	56	96	162	62	224
Loans, notes, and mortgages	52	492	544	94	804	898
Other assets	27	305	332	1,575	344	1,919
Total	$229	$2,282	$2,511	$1,831	$4,630	$6,461
On-balance sheet liabilities
Long-term borrowings	$120	$—	$120	$10	$—	$10
Other liabilities	171	4	175	185	265	450
Total	$291	$4	$295	$195	$265	$460
Total assets of VIEs	$229	$17,245	$17,474	$1,831	$26,731	$28,562

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

Merrill Lynch resecuritized $14.3 billion and $24.3 billion of securities during the three and six months ended June 30, 2012, respectively, as compared with $5.0 billion and $7.5 billion, respectively, in the three and six months ended June 30, 2011. Merrill Lynch consolidates a resecuritization trust if it has sole discretion over the design of the trust, including the identification of securities to be transferred in and the structure of securities to be issued, and also retains a variable interest that could potentially be significant to the trust. If one or a limited number of third-party investors share responsibility for the design of the trust and purchase a significant portion of securities, including subordinated securities issued by non agency trusts, Merrill Lynch does not consolidate the trust. There were no consolidated resecuritization trusts at June 30, 2012 and December 31, 2011.

Other Transactions

Merrill Lynch transferred pools of securities to certain independent third parties and provided financing for up to 75 percent of the purchase price under asset-backed financing arrangements. At June 30, 2012 and December 31, 2011, Merrill Lynch's maximum loss exposure under these financing arrangements was $3.6 billion and $4.7 billion, respectively, substantially all of which was recorded as loans, notes and mortgages on Merrill Lynch's Condensed Consolidated Balance Sheet. All principal and interest payments have been received when due in accordance with their contractual terms. These arrangements are not included in the tables above because the purchasers are not VIEs.

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

•	Other loans, which include securities-backed loans and loans classified as held-for-sale.
The table below presents information on Merrill Lynch’s loans outstanding at June 30, 2012 and December 31, 2011.

Age Analysis of Outstanding Loans
(dollars in millions)	June 30, 2012
	30-59 Days	60-89 Days	90 Days or more	Total Past	Total Current or Less Than	Nonperforming	Loans Measured at	Total
	Past Due	Past Due	Past Due	Due	30 Days Past Due	Loans (1)	Fair Value	Outstanding
Consumer loans
Residential mortgage	$9	$4	$—	$13	$421	$27	$—	$461
Home equity	1	—	—	1	104	3	—	108
Total consumer	10	4	—	14	525	30	—	569
Commercial
U.S. commercial	—	—	—	—	3,312	53	—	3,365
Commercial real estate	—	—	—	—	539	59	—	598
Non-U.S. commercial	—	—	—	—	2,917	54	—	2,971
Total commercial loans	—	—	—	—	6,768	166	—	6,934
Commercial loans measured at fair value	—	—	—	—	—	—	1,375	1,375
Total commercial	—	—	—	—	6,768	166	1,375	8,309
Other (2)	—	—	—	—	9,589	—	1,447	11,036
Total loans	$10	$4	$—	$14	$16,882	$196	$2,822	$19,914
Allowance for loan losses								(55)
Total loans, net								$19,859

Age Analysis of Outstanding Loans
(dollars in millions)	December 31, 2011
	30-59 Days	60-89 Days	90 Days or more	Total Past	Total Current or Less Than	Nonperforming	Loans Measured at	Total
	Past Due	Past Due	Past Due	Due	30 Days Past Due	Loans (1)	Fair Value	Outstanding
Consumer loans
Residential mortgage	$20	$4	$—	$24	$420	$25	$—	$469
Home equity	—	—	—	—	117	4	—	121
Total consumer	20	4	—	24	537	29	—	590
Commercial
U.S. commercial	—	1	2	3	3,753	85	—	3,841
Commercial real estate	—	—	—	—	667	108	—	775
Non-U.S. commercial	—	—	—	—	3,040	65	—	3,105
Total commercial loans	—	1	2	3	7,460	258	—	7,721
Commercial loans measured at fair value	—	—	—	—	—	—	909	909
Total commercial	—	1	2	3	7,460	258	909	8,630
Other (3)	—	—	—	—	10,013	—	1,413	11,426
Total loans	$20	$5	$2	$27	$18,010	$287	$2,322	$20,646
Allowance for loan losses								(72)
Total loans, net								$20,574

(1)	Excludes loans measured at fair value.

(2)	Includes securities-backed loans and loans held-for-sale of $9.0 billion and $2.0 billion, respectively, as of June 30, 2012.

(3)	Includes securities-backed loans and loans held-for-sale of $8.9 billion and $2.5 billion, respectively, as of December 31, 2011.
Merrill Lynch monitors the credit quality of its loans based on primary credit quality indicators. Merrill Lynch’s commercial loans are evaluated using the internal classifications of pass rated or reservable criticized as the primary credit quality indicators. The term reservable criticized refers to those commercial loans that are internally classified or listed by Merrill Lynch as Special Mention, Substandard or Doubtful, which are asset categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not considered reservable criticized. In addition to these primary credit quality indicators, Merrill Lynch uses other credit quality indicators for certain types of loans. The table below presents credit quality indicators for Merrill Lynch’s commercial loan portfolio, excluding loans accounted for under the fair value option, at June 30, 2012 and December 31, 2011.

(dollars in millions)	June 30, 2012
	U.S. Commercial	Commercial Real Estate	Non-U.S. Commercial
Risk Ratings
Pass rated	$3,162	$444	$2,833
Reservable criticized	203	154	138
Total Commercial Credit	$3,365	$598	$2,971

(dollars in millions)	December 31, 2011
	U.S. Commercial	Commercial Real Estate	Non-U.S. Commercial
Risk Ratings
Pass rated	$3,594	$511	$2,967
Reservable criticized	247	264	138
Total Commercial Credit	$3,841	$775	$3,105
Activity in the allowance for loan losses, which is primarily associated with commercial loans, is presented below:

(dollars in millions)
	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011
Allowance for loan losses, at beginning of period	$72	$170
Provision for loan losses	(16)	(28)
Charge-offs	(9)	(80)
Recoveries	8	1
Net charge-offs	(1)	(79)
Other	—	1
Allowance for loan losses, at end of period	$55	$64

Consumer loans, substantially all of which are collateralized, consisted of approximately 23,000 individual loans at June 30, 2012. Commercial loans consisted of approximately 800 separate loans.
Merrill Lynch’s outstanding loans include $2.0 billion and $2.5 billion of loans held for sale at June 30, 2012 and December 31, 2011, respectively. Loans held for sale are loans that Merrill Lynch expects to sell prior to maturity. At June 30, 2012, such loans consisted of $0.8 billion of consumer loans, primarily residential mortgages, and $1.2 billion of commercial loans. At December 31, 2011, such loans consisted of $1.0 billion of consumer loans, primarily residential mortgages, and $1.5 billion of commercial loans.
In some cases, Merrill Lynch enters into single name and index credit default swaps to mitigate credit exposure related to funded and unfunded commercial loans. The notional value of these swaps totaled $2.9 billion and $3.4 billion at June 30, 2012 and December 31, 2011, respectively.
The following tables provide information regarding Merrill Lynch’s net credit default protection associated with its funded and unfunded commercial loans as of June 30, 2012 and December 31, 2011:

Net Credit Default Protection by Maturity Profile

	June 30, 2012	December 31, 2011
Less than or equal to one year	16%	16%
Greater than one year and less than or equal to five years	82	82
Greater than five years	2	2
Total net credit default protection	100%	100%

Net Credit Default Protection by Credit Exposure Debt Rating

(dollars in millions)
	June 30, 2012		December 31, 2011
Ratings(1)	Net Notional	Percent	Net Notional	Percent
AA	$(551)	18.9%	$(661)	19.4%
A	(1,458)	49.9	(1,542)	45.1
BBB	(618)	21.1	(637)	18.6
BB	(104)	3.6	(190)	5.6
B	(72)	2.5	(190)	5.6
CCC and below	(119)	4.0	(195)	5.7
Total net credit default protection	$(2,922)	100%	$(3,415)	100.0%

(1)Merrill Lynch considers ratings of BBB- or higher to meet the definition of investment grade.

Note 11.	Goodwill and Intangible Assets
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

The carrying amount of goodwill was $6.4 billion at both June 30, 2012 and December 31, 2011. Such amounts include the impact of an adjustment made during the quarter ended March 31, 2012 for $675 million of additional goodwill associated with Merrill Lynch's merger with Bank of America Securities Holdings Corporation as of November 1, 2010. Prior period financial statements have been adjusted to reflect this change, along with a corresponding adjustment to paid-in capital.
Intangible Assets
Intangible assets with definite lives at June 30, 2012 and December 31, 2011 consisted primarily of value assigned to customer relationships. Intangible assets with definite lives are tested for impairment in accordance with ASC 360, Property, Plant and Equipment whenever certain conditions exist which would indicate the carrying amounts of such assets may not be recoverable. Intangible assets with definite lives are amortized over their respective estimated useful lives. Intangible assets with indefinite lives consist of value assigned to the Merrill Lynch brand and are tested for impairment in accordance with Goodwill and Intangible Assets Accounting. Merrill Lynch's next annual impairment test will be performed during the third quarter of 2012, based on financial information as of June 30, 2012. Intangible assets with indefinite lives are not amortized.

The gross carrying amount of intangible assets with definite lives was $3.1 billion at June 30, 2012 and December 31, 2011. Accumulated amortization of intangible assets with definite lives was $1.1 billion and $0.9 billion at June 30, 2012 and December 31, 2011, respectively. The carrying amount of intangible assets with indefinite lives was $1.5 billion as of June 30, 2012 and December 31, 2011.

Amortization expense for the three month periods ended June 30, 2012 and June 30, 2011 was $77 million, and for the six month periods ended June 30, 2012 and June 30, 2011 was $154 million.

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

Beginning late in the third quarter of 2009, in connection with the update or renewal of certain Merrill Lynch international securities offering programs, Bank of America agreed to guarantee debt securities, warrants and/or certificates issued by certain subsidiaries of ML & Co. on a going forward basis. All existing ML & Co. guarantees of securities issued by those same Merrill Lynch subsidiaries under various international securities offering programs will remain in full force and effect as long as those securities are outstanding, and Bank of America has not assumed any of those prior ML & Co. guarantees or otherwise guaranteed such securities. There were approximately $5.9 billion of securities guaranteed by Bank of America at June 30, 2012.

Following the completion of Bank of America's acquisition of Merrill Lynch, ML & Co. became a subsidiary of Bank of America and established intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these intercompany agreements is a $75 billion one-year revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America at a spread to LIBOR that is reset periodically and is consistent with other intercompany agreements. This credit line was renewed effective January 1, 2012 with a maturity date of January 1, 2013. The credit line will automatically be extended by one year to the succeeding January 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. The agreement does not contain any financial or other covenants. There were no outstanding borrowings under the line of credit at June 30, 2012.

In addition to the $75 billion unsecured line of credit, there is also a revolving unsecured line of credit that allows ML & Co. to borrow up to $25 billion from Bank of America. Interest on borrowings under the line of credit is based on prevailing short-term market rates. The line of credit does not contain any financial or other covenants. The line of credit matures on February 12, 2013. There were no outstanding borrowings under the line of credit at June 30, 2012.

Merrill Lynch Pierce Fenner & Smith Incorporated ("MLPF&S") also has the following borrowing agreements with Bank of America:

•
A $4 billion one-year revolving unsecured line of credit - Interest on the line of credit is based on prevailing short-term market rates. The credit line will mature on November 1, 2012 and may automatically be extended by one year to the succeeding November 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. At June 30, 2012, there were no outstanding borrowings under the line of credit.

•
A $15 billion 364-day revolving unsecured line of credit - Interest on the line of credit is based on prevailing short-term market rates. The line of credit matures on February 19, 2013. At June 30, 2012, approximately $1.1 billion was outstanding under the line of credit.

During the quarter ended June 30, 2012, $2.6 billion that was outstanding under the following MLPF&S borrowing agreements with Bank of America was repaid and the agreements were terminated. The terminated agreements were replaced by intercompany funding arrangements between MLPF&S and ML & Co.

•	A subordinated loan agreement for approximately $1.5 billion - Interest under this agreement was calculated based on a spread to LIBOR.

•	A $7 billion revolving subordinated line of credit - Interest under this agreement was calculated based on a spread to LIBOR.

During the quarter ended June 30, 2012, Merrill Lynch entered into a series of transactions involving repurchases of its senior and subordinated debt. Through a tender offer and certain open market transactions, Merrill Lynch repurchased senior and subordinated debt with a carrying value of $551 million for $474 million in cash, and recorded a gain of $77 million. In addition, during the three months ended March 31, 2012, Merrill Lynch completed a tender offer to repurchase and retire certain subordinated notes for approximately $1.2 billion in cash, which resulted in a gain of $328 million.
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
The tables below exclude Merrill Lynch’s intercompany borrowings from Bank of America, see Note 2 for further information. Total borrowings at June 30, 2012 and December 31, 2011, which are comprised of short-term borrowings, long-term borrowings and junior subordinated notes (related to trust preferred securities), consisted of the following:

(dollars in millions)
	June 30, 2012	December 31, 2011
Senior debt	$50,796	$59,394
Senior structured notes	27,719	28,523
Subordinated debt	10,597	12,661
Junior subordinated notes (related to trust preferred securities)	3,799	3,789
Other subsidiary financing	1,103	868
Debt issued by consolidated VIEs	10,061	11,534
Total	$104,075	$116,769

Borrowings and deposits at June 30, 2012 and December 31, 2011, are presented below:

(dollars in millions)
	June 30, 2012	December 31, 2011
Short-term borrowings
Other unsecured short-term borrowings	$1,053	$1,112
Short-term debt issued by consolidated VIEs(1)	3,165	4,939
Total	$4,218	$6,051
Long-term borrowings(2)
Fixed-rate obligations(3)	$54,954	$60,482
Variable-rate obligations(4)(5)	34,208	39,852
Long-term debt issued by consolidated VIEs(1)	6,896	6,595
Total	$96,058	$106,929
Deposits
Non-U.S.	$12,289	$12,364

(1)	See Note 9 for additional information on debt issued by consolidated VIEs.

(2)	Excludes junior subordinated notes (related to trust preferred securities).

(3)	Fixed-rate obligations are generally swapped to variable rates.

(4)	Variable interest rates are generally based on rates such as LIBOR, the U.S. Treasury Bill rate, or the Federal Funds rate.

(5)	Includes structured notes.
See Note 5 for additional information on the fair value of long-term borrowings.
The weighted-average interest rates for borrowings at June 30, 2012 and December 31, 2011 (excluding structured products) were as follows:

	June 30, 2012	December 31, 2011
Short-term borrowings	0.3%	0.4%
Long-term borrowings	4.0	4.0
Junior subordinated notes (related to trust preferred securities)	6.5	6.5
Merrill Lynch also obtains standby letters of credit from issuing banks to satisfy various counterparty collateral requirements, in lieu of depositing cash or securities collateral. Such standby letters of credit aggregated $1.7 billion and $2.1 billion at June 30, 2012 and December 31, 2011, respectively.
Long-Term Borrowings
At June 30, 2012, long-term borrowings mature as follows:

(dollars in millions)
	Amount	Percentage of Total
Less than 1 year	$25,750	27%
1 – 2 years	20,224	21
2 – 3 years	9,689	10
3 – 4 years	4,847	5
4 – 5 years	5,045	5
Greater than 5 years	30,503	32
Total	$96,058	100%

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
Common Stock
As of June 30, 2012 and December 31, 2011, there are 1,000 shares of ML & Co. common stock outstanding, all of which are held by Bank of America.
Earnings Per Share
Earnings per share data is not provided, as Merrill Lynch is a wholly-owned subsidiary of Bank of America.

Note 14.	Commitments, Contingencies and Guarantees
Litigation and Regulatory Matters

The following supplements the disclosure in Note 14 to the Consolidated Financial Statements in Merrill Lynch's 2011 Annual Report and in Note 14 to the Condensed Consolidated Financial Statements of Merrill Lynch's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (collectively, the "prior commitments and contingencies disclosure").
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
In accordance with applicable accounting guidance, Merrill Lynch establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, Merrill Lynch does not establish an accrued liability. As a litigation or regulatory matter develops, Merrill Lynch, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, Merrill Lynch will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. Merrill Lynch continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal or external legal service providers, litigation-related expenses of approximately $13 million and $17 million were recognized for the three and six months ended June 30, 2012, as compared with approximately $216 million and $279 million for the same periods in 2011.
For a limited number of the matters disclosed in this Note, and in the prior commitments and contingencies disclosure, for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, Merrill Lynch is able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, Merrill Lynch reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter, in light of potentially relevant factual and legal developments. These may include information learned through the discovery process, rulings on dispositive motions, settlement discussions, and other rulings by courts, arbitrators or others. In cases in which Merrill Lynch possesses sufficient appropriate information to develop an estimate of loss or range of possible loss, that estimate is aggregated and disclosed below. There may be other disclosed matters for which a loss is probable or reasonably possible but such an estimate may not be possible. For those matters where an estimate is possible, management currently estimates the aggregate range of possible loss is $0 to $1.3 billion in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, this estimated range of possible loss represents what Merrill Lynch believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent Merrill Lynch's maximum loss exposure. Information is provided below, or in the prior commitments and contingencies disclosure, regarding the nature of all of these contingencies and, where specified, the amount of the claim associated with these loss contingencies. Based on current knowledge, management does not believe that loss contingencies arising from pending matters, including the matters described herein and in the prior commitments and contingencies disclosure, will have a material adverse effect on the consolidated financial position or liquidity of Merrill Lynch. However, in light of the inherent uncertainties involved in these matters, some of which are beyond Merrill Lynch's control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to Merrill Lynch's results of operations or cash flows for any particular reporting period.

"Good Reason" Litigation
A putative class action was filed in October 2009, entitled Chambers et al v. Merrill Lynch & Co. et al., and is currently pending in the U.S. District Court for the Southern District of New York, seeking certification of a putative class of financial advisors and seeking damages and other payments under the good reason provisions of certain contingent incentive compensation plans. On August 10, 2012, the parties reached an agreement in principle to settle the action. The agreement in principle is subject to preliminary and final approval of the Court. The settlement amount has been fully accrued.

Illinois Funeral Directors Association Matters
On June 12, 2012, the court entered a final order approving the class action settlement and entered judgments dismissing the three class action lawsuits (Tipsword, Clancy-Vernon and Pettit) with prejudice. On August 2, 2012, the court in Kurrus dismissed the matter with prejudice.

Merrill Lynch Acquisition-related Matters

Securities Actions
On June 3, 2012, the parties in In re Bank of America Securities, Derivative and Employment Retirement Income Security Act (ERISA) Litigation pending in the U.S. District Court for the Southern District of New York filed motions seeking partial summary judgment.  On July 23, 2012, the U.S. Court of Appeals for the Second Circuit denied the defendants' petition requesting review of the district court's February 6, 2012 order granting plaintiffs' motion for class certification.  Trial is scheduled to commence on October 22, 2012.

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
These cases generally involve allegations of false and misleading statements regarding: (i) the process by which the properties that served as collateral for the mortgage loans underlying the MBS were appraised; (ii) the percentage of equity that mortgage borrowers had in their homes; (iii) the borrowers' ability to repay their mortgage loans; (iv) the underwriting practices by which those mortgage loans were originated; (v) the ratings given to the different tranches of MBS by rating agencies; and (vi) the validity of each issuing trusts' title to the mortgage loans comprising the pool for the securitization (collectively, “MBS Claims”). Plaintiffs in these cases generally seek unspecified compensatory damages, unspecified costs and legal fees and, in some instances, seek rescission. A number of other entities, including the National Credit Union Administration, have threatened legal actions against Merrill Lynch and its affiliates concerning MBS offerings.
Bayerische Landesbank, New York Branch (Merrill Lynch) Litigation
On May 2, 2012, Bayerische Landesbank, New York Branch filed a complaint against Merrill Lynch & Co., Inc., MLPF&S, Merrill Lynch Mortgage Investors, Inc. (“MLMI”) and Merrill Lynch Mortgage Lending, Inc. (“MLML”), in New York Supreme Court, New York County, entitled Bayerische Landesbank, New York Branch v. Merrill Lynch & Co., et al. The complaint asserts certain MBS Claims in connection with alleged purchases in thirteen offerings of Merrill Lynch-related MBS issued between 2006 and 2007. Plaintiff seeks unspecified compensatory damages, punitive damages, interest and legal fees, and rescission or rescissory damages.
Dexia (Merrill Lynch) Litigation
On March 29, 2012, Dexia SA/NV, Dexia Holdings, Inc., FSA Asset Management LLC and Dexia Crédit Local SA (“Dexia”) filed a complaint against Merrill Lynch & Co., Inc., MLPF&S, MLMI, MLML and First Franklin Financial Corporation in New York Supreme Court, New York County, entitled Dexia, et al. v. Merrill Lynch & Co. et al. The complaint asserts certain MBS Claims in connection with its alleged purchase of fifteen MBS that were issued and/or underwritten by Merrill Lynch and related entities between 2006 and 2007. Dexia seeks unspecified compensatory damages, rescission, interest and legal fees. The action was removed to the U.S. District Court for the Southern District of New York.
Federal Housing Finance Agency Litigation
The Federal Housing Finance Agency (the "FHFA") actions against Bank of America, Merrill Lynch and related entities, along with fourteen other cases filed by the FHFA against other financial institutions, have been coordinated before a single judge in the U.S. District Court for the Southern District of New York. One action, FHFA v. UBS Americas, Inc., et al (the "UBS Action"), was designated the lead action with respect to legal actions common to the pending FHFA cases. On May 4, 2012, the court denied a motion to dismiss as to all claims except the negligent misrepresentation claim in the UBS Action. While the decision in the UBS Action does not dispose of any of the claims against Merrill Lynch or related entities, the FHFA has asserted claims against those entities that are similar to those asserted in the UBS Action. On June 19, 2012, the court certified the portion of its ruling in the UBS Action pertaining to the statute of repose on the federal and state securities law claims and the statute of limitations on the federal securities law claims for immediate appeal to the U.S. Court of Appeals for the Second Circuit.
On June 13, 2012, the FHFA filed an amended complaint in FHFA v. Merrill Lynch & Co., Inc., et al., pending in the U.S. District Court for the Southern District of New York.  Among other things, the amended complaint adds a claim for consequential damages.
On June 28, 2012, the FHFA filed an amended complaint in FHFA v. Bank of America Corporation, et al., also pending in the U.S. District Court for the Southern District of New York.  Among other things, the amended complaint adds a claim for consequential damages.
Merrill Lynch MBS Litigation
On May 7, 2012, the court entered an order approving the settlement and dismissing the lawsuit with prejudice.
Commitments
At June 30, 2012, Merrill Lynch’s commitments had the following expirations:

(dollars in millions)
		Commitment expiration
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Lending commitments	$5,494	$1,867	$714	$2,608	$305
Purchasing and other commitments	4,652	2,767	871	673	341
Operating leases	2,643	744	881	540	478
Commitments to enter into resale and securities borrowing agreements	95,727	95,727	—	—	—
Commitments to enter into repurchase and securities lending agreements	39,904	39,904	—	—	—
Total	$148,420	$141,009	$2,466	$3,821	$1,124

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
Purchasing and Other Commitments
At June 30, 2012, Merrill Lynch had commitments to purchase loans of $2.2 billion, which, upon settlement of the commitment, will be included in trading assets, loans held for investment or loans held for sale. Such commitments totaled $2.5 billion at December 31, 2011. Merrill Lynch has also entered into agreements with providers of market data, communications, systems consulting, and other office-related services. At June 30, 2012 and December 31, 2011, minimum fee commitments over the remaining life of these agreements totaled $1.3 billion and $1.5 billion, respectively. Other purchasing commitments amounted to $1.0 billion at both June 30, 2012 and December 31, 2011. In addition, Merrill Lynch had commitments to purchase partnership interests, primarily related to private equity and principal investing activities, at June 30, 2012 and December 31, 2011 of $0.2 billion and $0.3 billion, respectively.
In the normal course of business, Merrill Lynch enters into commitments for underwriting transactions. Settlement of these transactions as of June 30, 2012 would not have a material effect on the Condensed Consolidated Balance Sheet of Merrill Lynch.
In connection with trading activities, Merrill Lynch enters into commitments to enter into resale and securities borrowing and also repurchase and securities lending agreements.
At June 30, 2012, Merrill Lynch had a commitment to enter into a contingent forward-dated resale agreement for U.S. agency MBS of $1.2 billion with a clearing organization. The facility does not have an expiration date. This amount is included in the commitments table above.
Operating Leases
Merrill Lynch has entered into various non-cancelable long-term lease agreements for premises that expire through 2028. Merrill Lynch has also entered into various non-cancelable short-term lease agreements, which are primarily commitments of less than one year under equipment leases.
Guarantees
Merrill Lynch issues various guarantees to counterparties in connection with certain transactions. Merrill Lynch’s guarantee arrangements and their expiration at June 30, 2012 are summarized as follows (see Note 6 for information related to derivative financial instruments within the scope of Guarantees Accounting):

(dollars in millions)
	Expiration
	Maximum Payout	Less than 1 year	1-3 years	3-5 years	Over 5 years	Carrying Value
Standby liquidity facilities	$772	$753	$—	$3	$16	$—
Residual value guarantees	320	—	320	—	—	—
Standby letters of credit and other guarantees	329	282	27	8	12	—
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

Residual Value Guarantees
At June 30, 2012, residual value guarantees of $320 million consist of amounts associated with certain power plant facilities. Payments under these guarantees would only be required if the fair value of such assets declined below their guaranteed value. As of June 30, 2012, no payments have been made under these guarantees and the carrying value of the associated liabilities was not material, as Merrill Lynch believes that the estimated fair value of such assets was in excess of their guaranteed value.
Standby Letters of Credit
At June 30, 2012, Merrill Lynch provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $0.3 billion. Payment risk is evaluated based upon historical payment activity.
Representations and Warranties
Background

In prior years, Merrill Lynch and certain of its subsidiaries, including First Franklin Financial Corporation ("First Franklin"), sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations (in a limited number of these securitizations, monolines insured all or some of the securities) or in the form of whole loans. Most of the loans sold in the form of whole loans were subsequently pooled into private-label securitizations sponsored by the third-party buyer of the whole loans. In addition, Merrill Lynch and First Franklin securitized first-lien residential mortgage loans generally in the form of mortgage-backed securities guaranteed by the government sponsored enterprises (the "GSEs"). In connection with these transactions, Merrill Lynch made various representations and warranties. These representations and warranties, as set forth in the agreements, related to, among other things, the ownership of the loan, the validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, the process used to select the loan for inclusion in a transaction, the loan's compliance with any applicable loan criteria, including underwriting standards, and the loan's compliance with applicable federal, state and local laws. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to the GSEs, whole-loan investors, securitization trusts or monoline insurers (collectively, “repurchases”). In all such cases, Merrill Lynch would be exposed to any credit loss on the repurchased mortgage loans after accounting for any mortgage insurance or mortgage guaranty payments that it may receive.

Subject to the requirements and limitations of the applicable sales and securitization agreements, these representations and warranties can be enforced by the GSEs, the whole-loan investors, the securitization trustee, or others as governed by the applicable agreement or, in a limited number of first-lien and home equity securitizations where monoline insurers have insured all or some of the securities issued, by the monoline insurer. In the case of loans sold to parties other than the GSEs, the contractual liability to repurchase typically arises only if there is a breach of the representations and warranties that materially and adversely affects the interest of the investor or investors in the loan or of the monoline insurer (as applicable). Contracts with the GSEs do not contain equivalent language. Merrill Lynch believes that the longer a loan performs prior to default, the less likely it is that an alleged underwriting breach of representations and warranties had a material impact on the loan's performance. Historically, most demands for repurchase have occurred within the first several years after origination, generally after a loan has defaulted.

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

The fair value of the obligations to be absorbed under the representations and warranties provided is recorded as an accrued liability when the loans are sold. This liability for probable losses is updated by accruing a representations and warranties provision in Non-interest expenses on the Condensed Consolidated Statements of Earnings (Loss). This is done throughout the life of the loan, as necessary when additional relevant information becomes available.

The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, which include, depending on the counterparty, actual defaults, estimated future defaults, historical loss experience, estimated home prices, other economic conditions, estimated probability that a repurchase claim will be received, including consideration of whether presentation thresholds will be met, number of payments made by the borrower prior to default and estimated probability that a loan will be required to be repurchased as well as other relevant facts and circumstances, such as bulk settlements, including those of its affiliates, and identity of the counterparty or type of counterparty, as Merrill Lynch believes appropriate. The estimate of the liability for representations and warranties is based upon currently available information, significant judgment, and a number of factors, including those set forth above, that are subject to change. Changes to any one of these factors could significantly impact the estimate of the liability and could have a material adverse impact on Merrill Lynch's results of operations for any particular period. Given that these factors vary by counterparty, Merrill Lynch analyzes representations and warranties obligations based on the specific counterparty, or type of counterparty, with whom the sale was made.

Merrill Lynch has vigorously contested any request for repurchase when it has concluded that a valid basis for repurchase does not exist and will continue to do so in the future. Merrill Lynch may reach settlements in the future if opportunities arise on terms it believes to be advantageous to Merrill Lynch.

An investor opposed to Bank of America's settlement (the “BNY Mellon Settlement”) with the Bank of New York Mellon, as trustee (the “Trustee”), removed the proceeding to federal district court, and the federal district court denied the Trustee's motion to remand the proceeding to state court. On February 27, 2012, the U.S. Court of Appeals issued an opinion reversing the district court denial of the Trustee's motion to remand the proceeding to state court and ordered that the proceeding be remanded to state court. On April 24, 2012, a hearing was held on threshold issues, at which the court denied the objectors' motion to convert the proceeding to a plenary proceeding.  Several status hearings on discovery and other case administration matters have taken place. Bank of America and Merrill Lynch are not parties to the proceeding. For additional information, see Note 14 to the Consolidated Financial Statements in Merrill Lynch's 2011 Annual Report.

Unresolved Repurchase Claims

Unresolved representations and warranties repurchase claims represent the notional amount of repurchase claims made by counterparties, typically the outstanding principal balance or the unpaid principal balance at the time of default. In the case of first-lien mortgages, this amount is significantly greater than the expected loss amount due to the benefit of collateral and, in some cases, mortgage insurance or mortgage guarantee payments. Claims received from a counterparty remain as outstanding until the underlying loan is repurchased, the claim is rescinded by the counterparty, or the claim is otherwise resolved. When a claim is denied and Merrill Lynch does not receive a response from the counterparty, the claim remains in the unresolved claims balance until resolution.

The notional amount of unresolved claims from private-label securitization trustees, whole-loan investors and others increased to $3.6 billion at June 30, 2012 compared with $1.1 billion at December 31, 2011. The increase is primarily due to increases in submissions of claims by private-label securitization trustees. Merrill Lynch anticipated an increase in aggregate non-GSE claims at the time of the BNY Mellon Settlement a year ago, and such increase in aggregate non-GSE claims was taken into consideration in developing the increase in Merrill Lynch's reserves at that time. Although recent claims activity has been lower than anticipated, Merrill Lynch expects unresolved repurchase claims from private-label securitization trustees to continue to increase due to a continuing submission of claims by private-label securitization trustees in combination with the lack of an established process for the ultimate resolution of claims on which there is a disagreement.

The table below presents unresolved representations and warranties claims by counterparty at June 30, 2012 and December 31, 2011. The unresolved repurchase claims include only claims where Merrill Lynch believes that the counterparty has a basis to submit claims. During the three and six months ended June 30, 2012, Merrill Lynch received $2.2 billion and $2.5 billion of new repurchase claims primarily from private-label securitization trustees.

Unresolved Repurchase Claims by Counterparty

(dollars in millions)
	June 30, 2012	December 31, 2011
GSEs	$62	$65
Monoline	147	136
Whole-loan investors, private-label securitization trustees and other (1)	3,630	1,101
Total	$3,839	$1,302
(1) The majority of these repurchase claims are from trustees of private-label securitization trusts through which First Franklin sold subprime loans.

Of the $3.8 billion of total unresolved repurchase claims as of June 30, 2012, Merrill Lynch believes that for $2.4 billion, a valid defect has not been identified which would constitute an actionable breach of representations and warranties. The remaining $1.4 billion of claims are in the process of review. When a claim has been denied and there has not been communication with the counterparty for six months, Merrill Lynch views these claims as inactive; however, they remain in the unresolved repurchase claims balance until resolution.

In addition to the claims above, during the three months ended March 31, 2012, Merrill Lynch received $1.4 billion in repurchase demands from a master servicer where it believes the claimant has not satisfied the contractual thresholds to direct the securitization trustee to take action and/or that these demands are otherwise procedurally or substantively invalid. Merrill Lynch does not believe the $1.4 billion in demands received are valid repurchase claims, and therefore it is not possible to predict the resolution with respect to such demands.

Cash Settlements

As presented in the table below, during the three and six months ended June 30, 2012, Merrill Lynch paid $18 million and $29 million to resolve $20 million and $31 million of repurchase claims through repurchase or indemnification payments to investors or securitization trusts, resulting in a loss on the related loans at the time of repurchase or indemnification payment of $12 million and $23 million. During the three and six months ended June 30, 2011, Merrill Lynch paid $23 million and $25 million to resolve $22 million and $25 million of repurchase claims through repurchase or indemnification payments to investors or securitization trusts, resulting in a loss on the related loans at the time of repurchase or indemnification payment of $23 million and $25 million.
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

(dollars in millions)
	2012		2011
	Three Months Ended June 30	Six Months Ended June 30	Three Months Ended June 30	Six Months Ended June 30
Claims resolved (1)	$20	$31	$22	$25

Repurchases	$7	$7	$—	$—
Indemnification payments	11	22	23	25
Total	$18	$29	$23	$25
(1) Represents unpaid principal balance.

Liability for Representations and Warranties

The liability for representations and warranties is included in Interest and other payables on the Condensed Consolidated Balance Sheets, and the related provision is included in Non-interest expenses on the Condensed Consolidated Statements of Earnings (Loss). The table below presents a rollforward of the liability for representations and warranties and includes the provisions for non-GSE representation and warranties exposure recorded in the three and six months ended June 30, 2012 and June 30, 2011.

(dollars in millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance, beginning of period	$2,847	$130	$2,847	$213
Charge-offs	(16)	(24)	(27)	(85)
Provision	(840)	2,741	(829)	2,719
Balance, end of period	$1,991	$2,847	$1,991	$2,847

The liability for representations and warranties is established when those obligations are both probable and reasonably estimable. As a result of the BNY Mellon Settlement in the second quarter of 2011, Merrill Lynch determined that it had sufficient experience to record a liability of $2.7 billion in that period related to its exposure on certain private-label securitizations. Recent levels of claims and file requests with certain counterparties have been significantly less than originally anticipated, and as a result the liability for representations and warranties was reduced by $840 million in the quarter ended June 30, 2012 as a portion of the loss was no longer deemed probable. The estimate of the liability for representations and warranties is based on currently available information, significant judgment and a number of other factors that are subject to change. Changes to any one of these factors could significantly impact the estimate of the liability and could have a material adverse impact on our results of operations for any particular period.

Estimated Range of Possible Loss

Non-GSE Counterparties

In private-label securitizations, certain presentation thresholds need to be met in order for investors to direct securitization trustees to bring repurchase claims. Claimants have come forward and Merrill Lynch believes it is probable that other claimants in certain types of securitizations may continue to come forward with claims that meet the requirements of the terms of the securitizations. During the second quarter of 2012, Merrill Lynch has seen an increase in repurchase claims from certain private-label securitization trustees. Merrill Lynch believes that with the liability currently recorded, it has provided for a substantial portion of its non-GSE representations and warranties exposures.

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

Merrill Lynch currently estimates that the range of possible loss related to non-GSE representations and warranties exposure as of June 30, 2012 could be up to $1.1 billion over existing accruals, an increase of $0.6 billion from December 31, 2011. The increase in the range of possible loss was primarily attributable to the reduction in Merrill Lynch's liability for representations and warranties discussed above. This estimated range of possible loss for non-GSE representations and warranties does not represent a probable loss and is based on currently available information, significant judgment, and a number of assumptions, including those set forth below, that are subject to change.

The methodology used to estimate the non-GSE representations and warranties liability and the corresponding range of possible loss considers a variety of factors including Merrill Lynch's experience related to actual defaults, projected future defaults, historical loss experience, estimated home prices, other economic conditions and the experience of Merrill Lynch's affiliates. Among the factors that impact the non-GSE representations and warranties liability and the corresponding estimated range of possible loss are: (1) contractual material adverse effect requirements, (2) the representations and warranties provided, and (3) the requirement to meet certain presentation thresholds. The first factor is based on Merrill Lynch's belief that a non-GSE contractual liability to repurchase a loan generally arises only if the counterparties prove there is a breach of representations and warranties that materially and adversely affects the interest of the investor or all investors, or of the monoline insurer (as applicable), in a securitization trust, and accordingly, Merrill Lynch believes that the repurchase claimants must prove that the alleged representations and warranties breach was the cause of the loss. The second factor is related to the fact that non-GSE securitizations include different types of representations and warranties than those provided to the GSEs. Merrill Lynch believes the non-GSE securitizations' representations and warranties are less rigorous and actionable than the explicit provisions of comparable agreements with the GSEs without regard to any variations that may have arisen as a result of dealings with the GSEs. The third factor is related to the fact that certain presentation thresholds need to be met in order for any repurchase claim to be asserted on the initiative of investors under the non-GSE agreements. A securitization trustee may investigate or demand repurchase on its own action, and most agreements contain a threshold, for example 25% of the voting rights per trust, that allows investors to declare a servicing event of default under certain circumstances or to request certain action, such as requesting loan files, that the trustee may choose to accept and follow, exempt from liability, provided the trustee is acting in good faith. If there is a servicing event of default which is not cured, and the trustee fails to bring suit during a 60-day period, then, under most agreements, investors may file suit. In addition to this, most agreements also allow investors to direct the securitization trustee to investigate loan files or demand the repurchase of loans, if security holders hold a specified percentage, for example, 25%, of the voting rights of each tranche of the outstanding securities.

Although Merrill Lynch continues to believe that presentation thresholds are a factor in the determination of probable loss, given the BNY Mellon Settlement, the estimated range of possible loss assumes that the presentation threshold can be met for all of the non-GSE securitization transactions.

In addition, in the case of private-label securitizations, the methodology used to estimate the non-GSE representations and warranties liability and the corresponding range of possible loss considers the experience resulting from the BNY Mellon Settlement and assumes that the conditions to the BNY Mellon Settlement will be satisfied and also takes into account more recent experience, such as claims and file requests, where relevant. Since the non-GSE transactions that were included in the BNY Mellon Settlement differ from those that were not included in the BNY Mellon Settlement, Merrill Lynch adjusted the experience implied in the settlement in order to determine the estimated non-GSE representations and warranties liability and the corresponding range of possible loss. The judgmental adjustments made include consideration of the differences in the mix of products in the securitizations, loan originator, likelihood of claims expected, the differences in the number of payments that the borrower has made prior to default, and the sponsor of the securitization.

Future provisions and/or ranges of possible loss for non-GSE representations and warranties may be significantly impacted if actual experiences are different from Merrill Lynch's assumptions in its predictive models, including, without limitation, those regarding the ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, economic conditions, estimated home prices, consumer and counterparty behavior, and a variety of other judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or this estimated range of possible loss. For example, if courts, in the context of claims brought by private-label securitization trustees, were to disagree with Merrill Lynch's interpretation that the underlying agreements require a claimant to prove that the representations and warranties breach was the cause of the loss, it could significantly impact this estimated range of possible loss.

Additionally, if court rulings related to monoline litigation, including one related to an affiliate of Merrill Lynch, that have allowed sampling of loan files instead of requiring a loan-by-loan review to determine if a representations and warranties breach has occurred are followed generally by the courts, private-label securitization investors may view litigation as a more attractive alternative as compared to a loan-by-loan review. Finally, although Merrill Lynch believes that the representations and warranties typically given in non-GSE transactions are less rigorous and actionable than those given in GSE transactions, Merrill Lynch does not have significant experience resolving loan-level claims in non-GSE transactions to measure the impact of these differences on the probability that a loan will be required to be repurchased.

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

Whole Loan Sales and Private-label Securitizations Experience

The majority of repurchase claims that Merrill Lynch has received are from private-label securitization trustees or third-party whole-loan investors on loans sold by ML & Co.'s subsidiary, First Franklin. Merrill Lynch provided representations and warranties, and the whole-loan investors may retain those rights even when the loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. As of June 30, 2012, the notional amount of unresolved repurchase claims submitted by private-label securitization trustees or third-party whole-loan investors was approximately $3.6 billion. Merrill Lynch has performed an initial review with respect to $2.2 billion of these claims and does not believe a valid basis for repurchase has been established by the claimant, and is still in the process of reviewing the remaining $1.4 billion of these claims. Merrill Lynch reviews properly presented repurchase claims for these whole loans on a loan-by-loan basis. If, after Merrill Lynch's review, it does not believe a claim is valid, it will deny the claim and generally indicate a reason for the denial. When the counterparty agrees with Merrill Lynch's denial of the claim, the counterparty may rescind the claim. When there is disagreement as to the resolution of the claim, meaningful dialogue and negotiation between the parties is generally necessary to reach a conclusion on an individual claim. Generally, a whole-loan sale claimant is engaged in the repurchase process and Merrill Lynch and the claimant reach resolution, either through loan-by-loan negotiation or at times, through a bulk settlement. In the case of private-label securitization trustees, there is currently no established process in place for the parties to reach a conclusion on an individual loan if there is a disagreement on the resolution of the claim. Although the timeline for resolution varies, once an actionable breach is identified on a given loan, settlement is generally reached as to that loan within 60 to 90 days. When a claim has been denied and Merrill Lynch does not have communication with the counterparty for six months, Merrill Lynch views these claims as inactive; however, they remain in the unresolved repurchase claims balance until resolution.

In private-label securitizations, certain presentation thresholds need to be met in order for investors to direct a trustee to bring repurchase claims. Merrill Lynch and its affiliates have had limited experience with loan-level private-label securitization repurchases as the number of valid repurchase claims received has been limited. In the year ended December 31, 2011, Merrill Lynch received $665 million of new repurchase claims from whole-loan and private-label securitization investors, predominately from private-label securitization trustees received in the fourth quarter of 2011. In the three and six months ended June 30, 2012, Merrill Lynch received $2.2 billion and $2.5 billion of new repurchase claims, primarily from private-label securitization trustees. Over time, there has been an increased trend for both requests for loan files and repurchase claims from certain private-label securitization trustees. Merrill Lynch believes it is likely that these requests will lead to a continued increase in repurchase claims from private-label securitization trustees with standing to bring such claims. The representations and warranties, as governed by the private-label securitization agreements, generally require that counterparties have the ability to both assert a claim and actually prove that a loan has an actionable defect under the applicable contracts. While Merrill Lynch believes the agreements for private-label securitizations generally contain less rigorous representations and warranties and place higher burdens on investors seeking repurchases than the explicit provisions of comparable agreements with the GSEs, without regard to any variations that may have arisen as a result of dealing with the GSEs, the agreements generally include a representation that underwriting practices were prudent and customary.

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
Defined Benefit Pension Plans

In 1988, Merrill Lynch purchased a group annuity contract that guarantees the payment of benefits vested under the terminated U.S. pension plan. Merrill Lynch, under a supplemental agreement, may be responsible for, or benefit from, actual experience and investment performance of the annuity assets. Merrill Lynch made no contribution under this agreement for the three and six months ended June 30, 2012 and 2011. Additional contributions may be required in the future under this agreement.

The net periodic benefit (income) cost of Merrill Lynch's plans for the three and six months ended June 30, 2012 and 2011 included the following components:

(dollars in millions)
	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	U.S. Defined Benefit Pension Plans	Non-U.S. Defined Benefit Pension Plans	Postretirement Plans(1)	U.S. Defined Benefit Pension Plans	Non-U.S. Defined Benefit Pension Plans	Postretirement Plans(1)
Service cost	$—	$10	$1	$—	$19	$2
Interest cost	23	21	4	45	41	8
Expected return on plan assets	(38)	(32)	—	(76)	(62)	—
Amortization of prior service cost	—	—	1	—	—	2
Amortization of net actuarial (gains) losses	—	(2)	2	1	(4)	4
Net periodic benefit (income) cost	$(15)	$(3)	$8	$(30)	$(6)	$16

(1)	Approximately 96% of the postretirement benefit obligation at June 30, 2012 relates to the U.S. postretirement plan.

(dollars in millions)
	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	U.S. Defined Benefit Pension Plans	Non-U.S. Defined Benefit Pension Plans	Postretirement Plans(1)	U.S. Defined Benefit Pension Plans	Non-U.S. Defined Benefit Pension Plans	Postretirement Plans(1)
Service cost	$—	$10	$1	$—	$20	$2
Interest cost	23	19	3	48	40	7
Expected return on plan assets	(36)	(25)	—	(71)	(50)	—
Amortization of prior service cost	—	—	—	—	—	2
Amortization of net actuarial losses	1	—	—	3	—	2
Net periodic benefit (income)cost	$(12)	$4	$4	$(20)	$10	$13

(1)	Approximately 95% of the postretirement benefit obligation at June 30, 2011 relates to the U.S. postretirement plan.

For the full year 2012, Merrill Lynch expects to contribute approximately $1 million to its nonqualified pension plans, $84 million to its non-U.S. pension plans, and $20 million to its postretirement health and life plans. Through the second quarter of 2012, Merrill Lynch has contributed $68 million to the non-U.S. pension plans and $10 million to its postretirement health and life plans.

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
Securities Regulation
As a registered broker-dealer and futures commission merchant, MLPF&S is subject to the uniform net capital requirements of SEC Rule 15c3-1, and the Commodities Futures Trading Commission's ("CFTC") Regulation 1.17. MLPF&S has elected to compute the minimum capital requirement in accordance with the “Alternative Net Capital Requirement” as permitted by SEC Rule 15c3-1. At June 30, 2012, MLPF&S’s regulatory net capital as defined by Rule 15c3-1 was $10.8 billion and exceeded the minimum requirement of $684 million by $10.1 billion.
In accordance with the Alternative Net Capital Requirement, MLPF&S is required to maintain tentative net capital in excess of $1 billion, net capital in excess of $500 million, and notify the SEC in the event its tentative net capital is less than $5 billion. As of June 31, 2012, MLPF&S had tentative net capital and net capital in excess of the minimum and notification requirements.
MLI, a U.K. regulated investment firm, is subject to capital requirements of the U.K.’s FSA. Financial resources, as defined, must exceed the total financial resources requirement set by the FSA. At June 30, 2012, MLI’s financial resources were $19.5 billion, exceeding the minimum requirement by $5.2 billion.
Merrill Lynch Japan Securities Co., Ltd. ("MLJS"), a Japan-based regulated broker-dealer, is subject to capital requirements of the Japanese Financial Services Agency (“JFSA”). Net capital, as defined, must exceed 120% of the total risk equivalents requirement of the JFSA. At June 30, 2012, MLJS’s net capital was $2.6 billion, exceeding the minimum requirement by $1.9 billion.
Banking Regulation
Merrill Lynch International Bank Limited ("MLIB"), an Ireland-based regulated bank, is subject to the capital requirements of the Central Bank of Ireland. MLIB is required to meet minimum regulatory capital requirements under the European Union (“EU”) banking law as implemented in Ireland by the Central Bank of Ireland. At June 30, 2012, MLIB’s financial resources were $13.5 billion, exceeding the minimum requirement by $3.6 billion.

Note 17.	Subsequent Event

U.K. Corporate Income Tax Rate Change

On July 17, 2012, the U.K. 2012 Finance Bill was enacted, which reduced the U.K. corporate income tax rate by 2 percent to 23%. This reduction favorably affects income tax expense on future U.K. earnings, but will also require Merrill Lynch to remeasure its U.K. net deferred tax assets using the lower tax rates. In the third quarter of 2012, Merrill Lynch will record a charge to income tax expense of approximately $800 million for the remeasurement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report on Form 10-Q, the documents that it incorporates by reference and the documents into which it may be incorporated by reference may contain, and from time to time Merrill Lynch & Co., Inc. (“ML & Co. and, together with its subsidiaries, “Merrill Lynch,” the “Company,” "we,” “our” or “us”) and its management may make certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, “we,” “us” and “our” may refer to ML & Co. individually, ML & Co. and its subsidiaries, or certain of ML & Co.'s subsidiaries or affiliates. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “expects,” “anticipates,” “believes,” “estimates,” “targets,” “intends,” “plans,” “goal” and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.” The forward-looking statements made represent the current expectations, plans or forecasts of Merrill Lynch regarding its future results and revenues and future business and economic conditions more generally, including statements concerning: the expectation that we would record a charge to income tax expense of approximately $400 million if the income tax rate were reduced to 22 percent by 2014 as suggested in United Kingdom ("U.K.") Treasury announcements and assuming no change in the deferred tax asset balance; the consideration for the Merrill Lynch international wealth management sale (the “International Sale”) will be up to $250 million in new Julius Baer shares with the remainder in cash; that the International Sale is expected to close in stages starting in the fourth quarter of 2012 or in early 2013; the belief that the representations and warranties liability currently has provided for a substantial portion of Merrill Lynch's non-government sponsored enterprises ("GSEs") repurchase claims; the estimated range of possible loss for non-GSE representations and warranties exposure as of June 30, 2012 of up to $1.1 billion over existing accruals; Merrill Lynch's intention to vigorously contest any requests for repurchase for which it concludes that a valid basis does not exist; liquidity; the revenue impact resulting from, and any mitigation actions taken in response to, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”); that it is our objective to maintain high-quality credit ratings; the estimated range of possible loss from and the impact on Merrill Lynch of various legal proceedings discussed in Note 14 to the Condensed Consolidated Financial Statements; our interest rate risk management strategies and models; our trading risk management processes; and other matters relating to Merrill Lynch. The foregoing is not an exclusive list of all forward-looking statements we make. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond our control. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, and in any of ML & Co.'s subsequent Securities and Exchange Commission (“SEC”) filings: assets under management at the time of the International Sale; the satisfaction of the closing conditions of the International Sale, including regulatory approvals; Merrill Lynch's ability to resolve representations and warranties claims made by private-label and other investors, including as a result of any adverse court rulings, and the chance that Merrill Lynch could face related securities, fraud, indemnity or other claims from one or more of the private-label and other investors; if future representations and warranties losses occur in excess of Merrill Lynch's recorded liability and estimated range of possible loss for non-GSE exposures; uncertainties about the financial stability of several countries in the European Union (the "EU"), the increasing risk that those countries may default on their sovereign debt or exit the EU and related stresses on financial markets, the Euro and the EU and Merrill Lynch's exposures to such risks, including direct, indirect and operational; the negative impact of the Financial Reform Act on Merrill Lynch's business and earnings, including as a result of additional regulatory interpretation and rulemaking and the success of Merrill Lynch's actions to mitigate such impacts; adverse changes to Merrill Lynch's credit ratings from the major credit rating agencies; estimates of the fair value of certain of Merrill Lynch's assets and liabilities; and unexpected claims, damages and fines resulting from pending or future litigation and regulatory proceedings.

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

EXECUTIVE OVERVIEW

We reported net earnings of $855 million and a net loss of $773 million for the three and six months ended June 30, 2012, respectively, compared with net losses of $1.4 billion and $1.0 billion for the three and six months ended June 30, 2011, respectively. Revenues, net of interest expense (“net revenues”) for the three and six months ended June 30, 2012 were $5.0 billion and $9.8 billion compared with $6.9 billion and $14.8 billion for the three and six months ended June 30, 2011, respectively. Our pre-tax earnings were $153 million for the three months ended June 30, 2012 compared with a pre-tax loss of $2.5 billion for the three months ended June 30, 2011. Our pre-tax losses for the six months ended June 30, 2012 and June 30, 2011 were $1.7 billion and $1.8 billion, respectively.

The increase in net earnings for the three months ended June 30, 2012 was primarily associated with the provision for representations and warranties related to our repurchase exposure on certain private-label securitizations. In the three months ended June 30, 2012, we reduced our representations and warranties liability by $840 million, since recent levels of claims and file requests with certain counterparties have been significantly less than originally anticipated and, as a result, a portion of the loss was no longer deemed probable. In the three months ended June 30, 2011, we recorded a $2.7 billion provision for representations and warranties due to our determination that we had sufficient experience related to our exposure on certain private-label securitizations as a result of the experience gained by Bank of America from the settlement with the Bank of New York Mellon in that period. See "Off Balance Sheet Exposures - Representations and Warranties" for further information. The increase in net earnings also reflected a more favorable income tax rate in the quarter ended June 30, 2012 as compared with the prior year period. These increases in net earnings were partially offset by lower net revenues, which was driven by declines in investment banking and other revenues. The decrease in investment banking revenues was primarily attributable to lower underwriting fees. Other revenues declined due primarily to lower revenues from certain investment securities. In addition, other revenues for the quarter ended June 30, 2011 included a gain of $377 million associated with the sale of our remaining investment in BlackRock, Inc.

Our results for the six months ended June 30, 2012 also reflected the $840 million reduction of our representations and warranties liability recorded in the quarter ended June 30, 2012, while the prior year period included a provision for representations and warranties of $2.7 billion. Our net revenues declined in the six months ended June 30, 2012 as compared with the prior year period, primarily driven by lower principal transactions and other revenues. The decline in principal transactions revenues included the impact of higher losses associated with the valuation of certain of our liabilities as compared with the prior year period. During the six months ended June 30, 2012, we recorded net losses of $2.2 billion due to the impact of the narrowing of Merrill Lynch's credit spreads on the carrying value of certain of our long-term debt liabilities, primarily structured notes, while in the six months ended June 30, 2011, we recorded net losses of $0.2 billion due to the narrowing of our credit spreads. In addition, we recorded losses of $0.8 billion in the six months ended June 30, 2012 due to valuation adjustments associated with the consideration of our own creditworthiness in the fair value of certain derivative liabilities ("DVA"), an increase of $0.7 billion from the prior year period. The decrease in other revenues primarily reflected lower revenues from certain investment securities. In addition, other revenues for the six months ended June 30, 2011 included a gain of $1.1 billion associated with a private equity investment that underwent an initial public offering during the quarter ended March 31, 2011, as well as a pre-tax gain of $377 million from the sale of our remaining investment in BlackRock, Inc. Investment banking and commissions revenues also declined as compared with the prior year period.

Transactions with Bank of America

We have entered into various transactions with Bank of America, including transactions in connection with certain sales and trading and financing activities as well as the allocation of certain shared services. Total net revenues and non-interest expenses related to transactions with Bank of America for the three months ended June 30, 2012 were $288 million and $657 million, respectively. Such net revenues and non-interest expenses for the six months ended June 30, 2012 were $497 million and $1,082 million, respectively. Total net revenues and non-interest expenses related to transactions with Bank of America for the three months ended June 30, 2011 were $217 million and $730 million, respectively. Such net revenues and non-interest expenses for the six months ended June 30, 2011 were $535 million and $1,345 million, respectively. Net revenues and non-interest expenses for both periods included intercompany service fee revenues and expenses from Bank of America associated with allocations of certain centralized or shared business activities between Merrill Lynch and Bank of America. See Note 2 to the Condensed Consolidated Financial Statements for further information.

Credit Ratings

On June 21, 2012, Moody's Investors Service, Inc. ("Moody's") completed its previously-announced review for possible downgrade of financial institutions with global capital markets operations, downgrading the ratings of 15 banks and securities firms, including the ratings of Bank of America and ML & Co. Bank of America's and ML & Co.'s long-term debt ratings were downgraded one notch as part of this action. Currently, Bank of America's and ML & Co.'s long-term/short-term senior debt ratings and outlooks expressed by Moody's are both Baa2/P-2 (negative). The Moody's downgrade did not have a material impact on our financial condition, results of operations or liquidity during the second quarter of 2012.

The major rating agencies (Moody's, Standard & Poor's Ratings Services ("S&P") and Fitch Ratings
("Fitch")) have each indicated that, as a systemically important financial institution, Bank of America's (and consequently ML & Co.'s) credit ratings currently reflect their expectation that, if necessary, Bank of America would receive significant support from the U.S. government, and that they will continue to assess such support in the context of sovereign financial strength and regulatory and legislative developments. For information regarding the risks associated with adverse changes in our credit ratings, see “MD&A - Funding and Liquidity - Credit Ratings", as well as Note 6 to the Condensed Consolidated Financial Statements herein and Item 1A. "Risk Factors" contained in Merrill Lynch's 2011 Annual Report on Form 10-K.

U.K. Corporate Income Tax Rate Change

On July 17, 2012, the U.K. 2012 Finance Bill was enacted, which reduced the U.K. corporate income tax rate by two percent to 23%. The first one percent reduction was effective on April 1, 2012 and the second reduction will be effective April 1, 2013. These reductions favorably affect income tax expense on future U.K. earnings, but will also require us to remeasure our U.K. net deferred tax assets using the lower tax rates. In the third quarter of 2012, we will record a charge to income tax expense of approximately $800 million for the remeasurement. If the corporate income tax rate is reduced to 22% by 2014 as suggested in U.K. Treasury announcements and assuming no change in the deferred tax asset balance, we would record a charge to income tax expense for approximately $400 million in the period of enactment.

Retirement of Certain Debt Instruments

During the three months ended June 30, 2012, we entered into a series of transactions involving repurchases of certain of our senior and subordinated debt. Through a tender offer and certain open market transactions, we repurchased senior and subordinated debt with a carrying value of $551 million for $474 million in cash, and recorded a gain of $77 million. In addition, during the three months ended March 31, 2012, we completed a tender offer to purchase and retire certain subordinated notes for approximately $1.2 billion in cash, which resulted in a gain of $328 million. We will consider additional tender offers, repurchases and other transactions in the future depending on prevailing market conditions, liquidity and other factors.

Sale of International Wealth Management Businesses

On August 13, 2012, Bank of America announced that it has agreed to sell Merrill Lynch's international wealth management businesses based outside of the U.S. to Julius Baer Group, the leading Swiss private banking group, for an estimated 1.2 percent of client assets. Consideration received will be comprised of up to $250 million in new Julius Baer shares, and the remainder in cash. As of June 30, 2012, the businesses to be sold had client assets of $84 billion. The final purchase price will be dependent on assets under management at completion of the sale. The transaction is expected to close in stages starting in the fourth quarter of 2012 or in early 2013 and is subject to regulatory approvals.
The sale does not include Bank of America's Japanese joint venture, Mitsubishi UFJ Merrill Lynch PB Securities or international wealth management offices based in the U.S.

RESULTS OF OPERATIONS
(dollars in millions)
	For The Three Months Ended June 30, 2012	For The Six Months Ended June 30, 2012	For The Three Months Ended June 30, 2011	For The Six Months Ended June 30, 2011	% Change between the Three Months Ended June 30, 2012 and the Three Months Ended June 30, 2011	% Change between the Six Months Ended June 30, 2012 and the Six Months Ended June 30, 2011
Revenues
Principal transactions	$1,937	$1,796	$2,173	$3,344	(11)	(46)
Commissions	1,240	2,595	1,447	3,037	(14)	(15)
Managed account and other fee-based revenues	1,399	2,686	1,331	2,622	5	2
Investment banking	1,053	2,257	1,614	3,146	(35)	(28)
(Loss) earnings from equity method investments	(29)	128	120	258	N/M	(50)
Intercompany service fee revenue from BAC	205	372	169	402	21	(7)
Other revenues(1)	252	1,022	932	2,790	(73)	(63)
Subtotal	6,057	10,856	7,786	15,599	(22)	(30)
Interest and dividend revenues	848	2,685	1,506	3,906	(44)	(31)
Less interest expense	1,856	3,763	2,390	4,743	(22)	(21)
Net interest expense	(1,008)	(1,078)	(884)	(837)	14	29
Revenues, net of interest expense	5,049	9,778	6,902	14,762	(27)	(34)
Non-interest expenses:
Compensation and benefits	3,568	8,082	3,898	8,508	(8)	(5)
Communications and technology	390	829	478	906	(18)	(8)
Occupancy and related depreciation	296	601	335	671	(12)	(10)
Brokerage, clearing, and exchange fees	243	525	303	603	(20)	(13)
Advertising and market development	129	237	115	236	12	—
Professional fees	226	421	225	452	—	(7)
Office supplies and postage	28	56	32	64	(13)	(13)
Provision for representations and warranties	(840)	(829)	2,741	2,719	N/M	N/M
Intercompany service fee expense from BAC	538	932	679	1,232	(21)	(24)
Other	318	623	559	1,213	(43)	(49)
Total non-interest expenses	4,896	11,477	9,365	16,604	(48)	(31)
Pre-tax earnings (loss)	153	(1,699)	(2,463)	(1,842)	N/M	(8)
Income tax benefit	(702)	(926)	(1,021)	(806)	(31)	15
Net earnings (loss)	$855	$(773)	$(1,442)	$(1,036)	N/M	(25)

(1)
Amounts include other income and other-than-temporary impairment losses on available-for-sale debt securities. The other-than-temporary impairment losses were $4 million and $6 million for the three and six months ended June 30, 2012, respectively, and were $8 million and $44 million for the three and six months ended June 30, 2011.

N/M = Not meaningful.

Quarterly Consolidated Results of Operations

Our net earnings for the quarter ended June 30, 2012 were $855 million compared with a net loss of $1.4 billion for the quarter ended June 30, 2011. Net revenues for the quarter ended June 30, 2012 were $5.0 billion compared with $6.9 billion in 2011.

Quarter Ended June 30, 2012 Compared With Quarter Ended June 30, 2011

Principal transactions revenues include both realized and unrealized gains and losses on trading assets and trading liabilities and investment securities classified as trading. Principal transactions revenues were $1.9 billion for the three months ended June 30, 2012 compared with $2.2 billion for the three months ended June 30, 2011, a decrease of 11%. The decline included the impact of higher losses associated with the valuation of certain of our liabilities. In the quarter ended June 30, 2012, we recorded net losses of $36 million due to the impact of the narrowing of Merrill Lynch's credit spreads on the carrying value of certain of our long-term debt liabilities, primarily structured notes, as compared with net gains of $0.1 billion recorded in the three months ended June 30, 2011 from such long-term debt liabilities due to the widening of our credit spreads. We also recorded losses from DVA of $73 million in the quarter ended June 30, 2012 as compared with gains from DVA of $82 million in the prior year period. In addition, as discussed below, principal transactions revenues from proprietary trading declined by $226 million due to the exit from our stand-alone proprietary trading business as of June 30, 2011. These decreases in principal transactions revenues were partially offset by lower losses generated by our mortgage businesses, as the results for the quarter ended June 30, 2011 included losses from credit valuation adjustments related to financial guarantors as well as losses from widening credit spreads.

Included in principal transactions revenues for the quarter ended June 30, 2011 are net revenues associated with activities we identified as “proprietary trading,” which was conducted separately from our customer trading activities. Our stand-alone proprietary trading operations engaged in trading activities in a variety of products, including stocks, bonds, currencies and commodities. In conjunction with regulatory reform measures and our initiative to optimize our balance sheet, we exited our stand-alone proprietary trading business as of June 30, 2011. The revenues from these operations for the quarter ended June 30, 2011 were $234 million, of which $226 million were included within principal transactions revenues. The remainder of the revenues for these operations were primarily recorded within net interest revenues. See also “MD&A - Executive Overview - Other Events - Financial Reform Act - Limitations on Proprietary Trading” in our 2011 Annual Report on Form 10-K.

Net interest (expense) income is a function of (i) the level and mix of total assets and liabilities, including trading assets, deposits, financing and lending transactions, and trading strategies associated with our businesses, and (ii) the prevailing level, term structure and volatility of interest rates. Net interest (expense) income is an integral component of trading activity. In assessing the profitability of our client facilitation and trading activities, we view principal transactions and net interest (expense) income in the aggregate as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause the mix of principal transactions and net interest (expense) income to fluctuate from period to period. Net interest expense was $1.0 billion for the quarter ended June 30, 2012 compared with net interest expense of $0.9 billion in the quarter ended June 30, 2011. The increase in net interest expense was primarily due to lower net interest revenues generated from our trading activities, partially offset by lower financing costs. In both periods, net interest expense was affected by financing costs associated with certain structured equity financing activities within our global markets financing and servicing business. The effect of the higher financing costs associated with the structured equity financing activities is offset within principal transactions revenues.

Commissions revenues primarily arise from agency transactions in listed and over-the-counter ("OTC") equity securities and commodities and options. Commissions revenues also include distribution fees for promoting and distributing mutual funds. Commissions revenues were $1.2 billion for the quarter ended June 30, 2012, a decrease of 14% from the prior year. The decline was primarily attributable to our global equity products business, and included the impact of lower single-stock trading volumes in the U.S., Europe, Middle East and Africa ("EMEA") and Pacific Rim regions, which declined by 7%, 42% and 39%, respectively, from the prior year period. Commissions revenues from our global wealth management business also declined due to lower transaction volumes as compared with the prior year period.

Managed account and other fee-based revenues primarily consist of asset-priced portfolio service fees earned from the administration of separately managed and other investment accounts for retail investors, annual account fees, and certain other account-related fees. Managed account and other fee-based revenues were $1.4 billion for the quarter ended June 30, 2012, an increase of 5% from the prior year period.

Investment banking revenues include fees for the underwriting and distribution of debt, equity and loan products, and fees for advisory services and tailored risk management solutions. Total investment banking revenues were $1.1 billion for the quarter ended June 30, 2012, a decrease of 35% from the prior year, primarily due to lower underwriting revenues. Underwriting revenues decreased 42% to $717 million, as fees from both debt and equity underwritings declined, primarily driven by a decrease in our market share and an overall decline in global fee pools. Revenues from advisory services decreased 12% to $336 million.

Sales and trading revenue and investment banking fees may be adversely affected in the latter half of 2012 by lower client activity and challenging market conditions as a result of, among other factors, the European sovereign debt crisis, uncertainty regarding the outcome of the evolving domestic regulatory landscape, economic events, our credit ratings and market volatility.

Earnings from equity method investments include our pro rata share of income and losses associated with investments accounted for under the equity method of accounting. Earnings from equity method investments were negative $29 million for the quarter ended June 30, 2012 compared with $120 million for the prior year period. The decrease reflected lower revenues from certain equity method investments. Refer to Note 8 to the Consolidated Financial Statements included in our 2011 Annual Report on Form 10-K for further information on equity method investments.

Intercompany service fee revenues from Bank of America include revenues associated with the provision of certain shared business activities with Bank of America. Intercompany service fee revenues from Bank of America were $205 million in the quarter ended June 30, 2012 compared with $169 million in the prior year period. The increase was driven by higher fees earned from Bank of America in connection with certain shared brokerage and trading activities.

Other revenues include gains and losses on investment securities, including certain available-for-sale securities, gains and losses on private equity investments, and gains and losses on loans and other miscellaneous items. Other revenues were $252 million in the quarter ended June 30, 2012 as compared with revenues of $932 million in the quarter ended June 30, 2011. The decrease was primarily due to lower gains from certain investment securities. In addition, other revenues for the quarter ended June 30, 2011 included a gain of $377 million associated with the sale of our remaining investment in BlackRock, Inc. Other revenues for the quarter ended June 30, 2012 included a gain of $77 million resulting from the repurchase and retirement of certain of our long-term borrowings (see "Executive Overview - Retirement of Certain Debt Instruments") and a gain of $145 million from the sale of an office building.

Compensation and benefits expenses were $3.6 billion in the quarter ended June 30, 2012, a decrease of 8% from the prior year period. The decrease was primarily due to lower incentive-based compensation accruals.

Non-compensation expenses were $1.3 billion in the quarter ended June 30, 2012 compared with $5.5 billion in the prior year period. Non-compensation expenses for the quarter ended June 30, 2012 included a $840 million reduction in our liability for representations and warranties, while the prior year period included a provision for representations and warranties of $2.7 billion. See "Off Balance Sheet Exposures - Representations and Warranties" for further information. Excluding the impact of these items, non-compensation expenses were $2.2 billion and $2.7 billion for the quarters ended June 30, 2012 and June 30, 2011, respectively. Communications and technology expenses were $390 million, a decrease of 18%, due primarily to lower systems consulting and technology equipment costs. Brokerage, clearing and exchange fees were $243 million, a decrease of 20%, which reflected lower brokerage and other fees due to lower transaction volumes. Advertising and market development expenses were $129 million, an increase of 12%, due primarily to higher advertising and promotional costs. Intercompany service fee expenses from Bank of America were $538 million in the quarter ended June 30, 2012 compared with $679 million in the prior year period. The decline reflected a lower level of allocated expenses from Bank of America. Other expenses were $318 million, a decrease of 43% from the prior year period. The decrease was primarily due to lower litigation-related expenses.

The income tax benefit for the three months ended June 30, 2012 was $702 million compared with an income tax benefit of $1.0 billion for the three months ended June 30, 2011. The income tax benefit for the three months ended June 30, 2012 resulted from adjusting how the income tax benefit of the first quarter 2012 pre-tax loss is spread over the full year pre-tax results in accordance with applicable accounting standards. As a result, the effective tax rate for the second quarter of 2012 was (458.8)%, and the effective tax rate for the six months ended June 30, 2012 was 54.5%. See "Results of Operations - Six Months Ended June 30, 2012 Compared With Six Months Ended June 30, 2011."

On July 17, 2012, the U.K. 2012 Finance Bill was enacted, which reduced the U.K. corporate income tax rate by two percent to 23%. For additional information, see "Executive Overview - U.K. Corporate Income Tax Rate Change."

Year-To-Date Consolidated Results of Operations

For the six months ended June 30, 2012, our net loss was $773 million compared with a net loss of $1.0 billion for the prior year period.

Six Months Ended June 30, 2012 Compared With Six Months Ended June 30, 2011

Our net revenues for the six months ended June 30, 2012 were $9.8 billion compared with $14.8 billion for the six months ended June 30, 2011. The decrease primarily reflected lower principal transactions, investment banking and other revenues. Principal transactions revenues were $1.8 billion for the six months ended June 30, 2012, a decrease of $1.5 billion from the prior year period. The decline included the impact of higher losses associated with the valuation of certain of our liabilities. In the six months ended June 30, 2012, we recorded net losses of $2.2 billion due to the impact of the narrowing of Merrill Lynch's credit spreads on the carrying value of certain of our long-term debt liabilities, primarily structured notes, as compared with net losses of $0.2 billion recorded in the prior year period. We also recorded losses from DVA of $0.8 billion in the six months ended June 30, 2012 as compared with losses from DVA of $0.1 billion in the prior year period. In addition, principal transactions revenues from proprietary trading declined by $418 million due to the exit of our stand-alone proprietary trading business as of June 30, 2011. These decreases in principal transactions revenues were partially offset by lower losses generated by our mortgage businesses, as the results for the six months ended June 30, 2011 included losses from credit valuation adjustments related to financial guarantors, and higher revenues from our rates and currencies business. Investment banking revenues were $2.3 billion, a decrease of 28% from the prior year period, primarily reflecting lower fees from both debt and equity underwritings. Other revenues were $1.0 billion in the six months ended June 30, 2012 compared with $2.8 billion in the prior year period. The decline was primarily due to lower revenues from certain investment securities. Other revenues for the six months ended June 30, 2011 included a gain of $1.1 billion associated with a private equity investment that underwent an initial public offering during the quarter ended March 31, 2011, as well as a pre-tax gain of $377 million from the sale of our remaining investment in BlackRock, Inc. Other revenues for the six months ended June 30, 2012 included gains of $405 million resulting from the repurchase and retirement of certain of our long-term borrowings and a gain of $145 million from the sale of an office building.

Compensation and benefits expenses were $8.1 billion for the six months ended June 30, 2012, a decrease of 5% from the prior year period. The decline included lower amortization expense associated with stock-based compensation awards, including lower expense for retirement-eligible employees due to a decline in award grants. Lower incentive-based compensation accruals also contributed to the decrease in compensation and benefits expense.

Non-compensation expenses were $3.4 billion in the six months ended June 30, 2012 compared with $8.1 billion in the prior year period. As discussed above, non-compensation expenses for the six months ended June 30, 2012 included a $0.8 billion reduction of our liability for representations and warranties, while the prior year period included a provision for representations and warranties of $2.7 billion. See "Off Balance Sheet Exposures - Representations and Warranties" for further information. Excluding the impact of these items, non-compensation expenses were $4.2 billion and $5.4 billion for the six months ended June 30, 2012 and June 30, 2011, respectively. Brokerage, clearing and exchange fees were $525 million, a decrease of 13%, which reflected lower brokerage and other fees due to lower transaction volumes. Intercompany service fee expenses from Bank of America were $932 million in the six months ended June 30, 2012 compared with $1.2 billion in the prior year period. The decline reflected a lower level of allocated expenses from Bank of America. Other expenses were $623 million, a decrease of 49% from the prior year period. The decrease was primarily due to lower expense associated with non-controlling interests of certain principal investments as well as lower litigation-related expenses.

The income tax benefit was $926 million for the six months ended June 30, 2012 compared with an income tax benefit of $806 million for the six months ended June 30, 2011, resulting in effective tax rates of 54.5% and 43.8%, respectively. The change in the effective tax rate primarily reflects the absence of a $244 million charge for the establishment of a valuation allowance for a portion of certain non-U.S. deferred tax assets that was recorded in the quarter ended June 30, 2011, which decreased the 2011 effective tax rate compared to what it otherwise would have been.

OFF-BALANCE SHEET EXPOSURES
As a part of our normal operations, we enter into various off-balance sheet arrangements that may require future payments. The table and discussion below outline our significant off-balance sheet arrangements, as well as their future expirations, as of June 30, 2012. Refer to Note 14 to the Condensed Consolidated Financial Statements for further information.

(dollars in millions)
	Expiration
	Maximum Payout	Less than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Standby liquidity facilities	$772	$753	$—	$3	$16
Residual value guarantees	320	—	320	—	—
Standby letters of credit and other guarantees	329	282	27	8	12

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
Residual Value Guarantees
At June 30, 2012, residual value guarantees of $320 million consist of amounts associated with certain power plant facilities. Payments under these guarantees would be required only if the fair value of such assets declined below their guaranteed value.
Standby Letters of Credit
At June 30, 2012, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $0.3 billion.
Representations and Warranties

Background

In prior years, Merrill Lynch and certain of its subsidiaries, including First Franklin Financial Corporation (“First Franklin”), sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations (in a limited number of these securitizations, monolines insured all or some of the securities) or in the form of whole loans. Most of the loans sold in the form of whole loans were subsequently pooled into private-label securitizations sponsored by the third-party buyer of the whole loans. In addition, Merrill Lynch and First Franklin securitized first-lien residential mortgage loans generally in the form of mortgage-backed securities guaranteed by the GSEs. In connection with these transactions, we made various representations and warranties. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to the GSEs, whole-loan investors, securitization trusts or monoline insurers (collectively, “repurchases”). In all such cases, Merrill Lynch would be exposed to any credit loss on the repurchased mortgage loans after accounting for any mortgage insurance or mortgage guaranty payments that it may receive.

Subject to the requirements and limitations of the applicable sales and securitization agreements, these representations and warranties can be enforced by the GSEs, the whole-loan investors, the securitization trustee, or others as governed by the applicable agreement or, in a limited number of first-lien and home equity securitizations where monoline insurers have insured all or some of the securities issued, by the monoline insurer. In the case of loans sold to parties other than the GSEs, the contractual liability to repurchase typically arises only if there is a breach of the representations and warranties that materially and adversely affects the interest of the investor or investors in the loan or of the monoline insurer (as applicable). Contracts with the GSEs do not contain equivalent language.

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

Recent Developments Related to the Bank of America BNY Mellon Settlement

As a result of Bank of America's settlement (the “BNY Mellon Settlement”) with the Bank of New York Mellon, as trustee (the “Trustee”) in the second quarter of 2011, Merrill Lynch determined that it had sufficient experience to record a liability of $2.7 billion in that period related to its exposure on certain private-label securitizations. Recent levels of claims and file requests with certain counterparties have been significantly less than originally anticipated, and as a result the liability for representations and warranties was reduced by $840 million in the quarter ended June 30, 2012 as a portion of the loss was no longer deemed probable.

The BNY Mellon Settlement is subject to final court approval and certain other conditions. Under an order entered by the state court in connection with the BNY Mellon Settlement, potentially interested persons had the opportunity to give notice of intent to object to the settlement (including on the basis that more information was needed) until August 30, 2011. Approximately 44 groups or entities appeared prior to the deadline; seven of those groups or entities have subsequently withdrawn from the proceeding and one motion to intervene was denied. Certain of these groups or entities filed notices of intent to object, made motions to intervene, or both filed notices of intent to object and made motions to intervene. The parties filing motions to intervene include the Attorneys General of the states of New York and Delaware; the Attorneys General's motions were granted on June 6, 2012.

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

An investor opposed to the settlement removed the proceeding to federal district court, and the federal district court denied the Trustee's motion to remand the proceeding to state court. On February 27, 2012, the U.S. Court of

Appeals issued an opinion reversing the district court denial of the Trustee's motion to remand the proceeding to state court and ordered that the proceeding be remanded to state court. On April 24, 2012, a hearing was held on threshold issues, at which the court denied the objectors' motion to convert the proceeding to a plenary proceeding.  Several status hearings on discovery and other case administration matters have taken place. Bank of America and Merrill Lynch are not parties to the proceeding.

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

Unresolved Repurchase Claims

Unresolved representations and warranties repurchase claims represent the notional amount of repurchase claims made by counterparties, typically the outstanding principal balance or the unpaid principal balance at the time of default. In the case of first-lien mortgages, this amount is significantly greater than the expected loss amount due to the benefit of collateral and, in some cases, mortgage insurance or mortgage guarantee payments. Claims received from a counterparty remain as outstanding until the underlying loan is repurchased, the claim is rescinded by the counterparty, or the claim is otherwise resolved. When a claim is denied and we do not receive a response from the counterparty, the claim remains in the unresolved claims balance until resolution.

The notional amount of unresolved claims from private-label securitization trustees, whole-loan investors and others increased to $3.6 billion at June 30, 2012 compared with $1.1 billion at December 31, 2011. The increase is primarily due to increases in submissions of claims by private-label securitization trustees. We anticipated an increase in aggregate non-GSE claims at the time of the BNY Mellon Settlement a year ago, and such increase in aggregate non-GSE claims was taken into consideration in developing the increase in our reserves at that time. Although recent claims activity has been lower than anticipated, we expect unresolved repurchase claims from private-label securitization trustees to continue to increase due to a continuing submission of claims by private-label securitization trustees in combination with the lack of an established process for the ultimate resolution of claims on which there is a disagreement. The documents governing private-label securitizations require repurchase claimants to show that a breach of representations and warranties had a material adverse impact on the claimant. We believe this to mean that the claimant is required to prove that the breach caused a loss to investors in the trust (or in certain cases, to the monoline insurer or other financial guarantor). We also believe that many of the defaults observed in private-label securitizations have been, and continue to be, driven by external factors, such as the substantial depreciation in home prices, persistently high unemployment and other negative economic trends, diminishing the likelihood that breaches of representation and warranties, where present, caused a loss.

The table below presents unresolved representations and warranties claims by counterparty at June 30, 2012 and December 31, 2011. The unresolved repurchase claims include only claims where we believe that the counterparty has a basis to submit claims.

Unresolved Repurchase Claims by Counterparty
(dollars in millions)
	June 30, 2012	December 31, 2011
GSEs	$62	$65
Monoline	147	136
Whole-loan investors, private-label securitization trustees and other (1)	3,630	1,101
Total	$3,839	$1,302
(1) The majority of these repurchase claims are from trustees of private-label securitization trusts through which First Franklin sold subprime loans.

At June 30, 2012, the notional amount of unresolved repurchase claims was $3.8 billion. We have performed an initial review with respect to $2.4 billion of these claims and do not believe a valid basis for repurchase has been established by the claimant. We are still in the process of reviewing the remaining $1.4 billion of these claims.
When a claim has been denied and there has not been communication with the counterparty for six months, Merrill Lynch views these claims as inactive; however, they remain in the unresolved repurchase claims balance until resolution.

In addition to the claims above, during the three months ended March 31, 2012, we received $1.4 billion in repurchase demands from a master servicer where we believe the claimant has not satisfied the contractual thresholds to direct the securitization trustee to take action and/or that these demands are otherwise procedurally or substantively invalid. We do not believe the $1.4 billion in demands received are valid repurchase claims, and therefore it is not possible to predict the resolution with respect to such demands.

Cash Settlements

As presented in the table below, during the three and six months ended June 30, 2012, Merrill Lynch paid $18 million and $29 million to resolve $20 million and $31 million of repurchase claims through repurchase or indemnification payments to investors or securitization trusts, resulting in a loss on the related loans at the time of repurchase or indemnification payment of $12 million and $23 million. During the three and six months ended June 30, 2011, Merrill Lynch paid $23 million and $25 million to resolve $22 million and $25 million of repurchase claims through repurchase or indemnification payments to investors or securitization trusts, resulting in a loss on the related loans at the time of repurchase or indemnification payment of $23 million and $25 million. Cash paid for loan repurchases includes the unpaid principal balance of the loan plus past due interest. The amount of loss for loan repurchases is reduced by the fair value of the underlying loan collateral. The repurchase of loans and indemnification payments related to repurchase claims generally resulted from material breaches of representations and warranties related to the loans' material compliance with the applicable underwriting standards, including borrower misrepresentation, credit exceptions without sufficient compensating factors and non-compliance with underwriting procedures. The actual representations and warranties made in a sales transaction and the resulting repurchase and indemnification activity can vary by transaction or investor. A direct relationship between the type of defect that causes the breach of representations and warranties and the severity of the realized loss has not been observed.

dollars in millions
	2012		2011
	Three Months Ended June 30,	Six Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,
Claims resolved (1)	$20	$31	$22	$25

Repurchases	$7	$7	$—	$—
Indemnification payments	11	22	23	25
Total	$18	$29	$23	$25
(1) Represents unpaid principal balance.

Liability for Representations and Warranties

The liability for representations and warranties is included in Interest and other payables on the Condensed Consolidated Balance Sheets, and the related provision is included in Non-interest expenses on the Condensed Consolidated Statements of Earnings (Loss). The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, which include, depending on the counterparty, actual defaults, estimated future defaults, historical loss experience, estimated home prices, other economic conditions, estimated probability that a repurchase claim will be received, including consideration of whether presentation thresholds will be met, number of payments made by the borrower prior to default and estimated probability that a loan will be required to be repurchased as well as other relevant facts and circumstances, such as bulk settlements, including those of its affiliates, and identity of the counterparty or type of counterparty, as we believe appropriate. The estimate of the liability for representations and warranties is based on currently available information, significant judgment, and a number of other factors, including those set forth above, that are subject to change. Changes to any one of these factors could significantly impact the estimate of the liability and could have a material adverse impact on our results of operations for any particular period.

At June 30, 2012 and December 31, 2011, the liability for representations and warranties was $2.0 billion and $2.8 billion. As a result of the BNY Mellon Settlement in the second quarter of 2011, Merrill Lynch determined that it had sufficient experience to record a liability of $2.7 billion in that period related to its exposure on certain private-label securitizations. Recent levels of claims and file requests with certain counterparties have been significantly less than originally anticipated, and as a result the liability for representations and warranties was reduced by $840 million in the quarter ended June 30, 2012 as a portion of the loss was no longer deemed probable.

Estimated Range of Possible Loss for Non-GSE Counterparties

In private-label securitizations, certain presentation thresholds need to be met in order for investors to direct securitization trustees to bring repurchase claims. Claimants have come forward and we believe it is probable that other claimants in certain types of securitizations may continue to come forward with claims that meet the requirements of the terms of the securitizations. During the second quarter of 2012, we have seen an increase in repurchase claims from certain private-label securitization trustees. We believe that with the liability currently recorded, we have provided for a substantial portion of our non-GSE representations and warranties exposures.

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

We currently estimate that the range of possible loss related to non-GSE representations and warranties exposure as of June 30, 2012 could be up to $1.1 billion over existing accruals, an increase of $0.6 billion from December 31, 2011. The increase in the range of possible loss was primarily attributable to the reduction in our liability for representations and warranties discussed above. This estimated range of possible loss for non-GSE representations and warranties does not represent a probable loss and is based on currently available information, significant judgment, and a number of assumptions, including those set forth below, that are subject to change.

The methodology used to estimate the non-GSE representations and warranties liability and the corresponding range of possible loss considers a variety of factors including our experience related to actual defaults, projected future defaults, historical loss experience, estimated home prices, other economic conditions and the experience of Merrill Lynch's affiliates. Among the factors that impact the non-GSE representations and warranties liability and the corresponding estimated range of possible loss are: (1) contractual material adverse effect requirements, (2) the representations and warranties provided, and (3) the requirement to meet certain presentation thresholds. The first factor is based on our belief that a non-GSE contractual liability to repurchase a loan generally arises only if the counterparties prove there is a breach of representations and warranties that materially and adversely affects the interest of the investor or all investors, or the monoline insurer (as applicable), in a securitization trust, and accordingly, we believe that the repurchase claimants must prove that the alleged representations and warranties breach was the cause of the loss. The second factor is related to the fact that non-GSE securitizations include different types of representations and warranties than those provided to the GSEs. We believe the non-GSE securitizations' representations and warranties are less rigorous and actionable than the explicit provisions of comparable agreements with the GSEs without regard to any variations that may have arisen as a result of dealings with the GSEs. The third factor is related to the fact that certain presentation thresholds need to be met in order for any repurchase claim to be asserted on the initiative of investors under the non-GSE agreements. A securitization trustee may investigate or demand repurchase on its own action, and most agreements contain a threshold, for example 25% of the voting rights per trust, that allows investors to declare a servicing event of default under certain circumstances or to request certain action, such as requesting loan files, that the trustee may choose to accept and follow, exempt from liability, provided the trustee is acting in good faith. If there is a servicing event of default which is not cured, and the trustee fails to bring suit during a 60-day period, then, under most agreements, investors may file suit. In addition to this, most agreements also allow investors to direct the securitization trustee to investigate loan files or demand the repurchase of loans, if security holders hold a specified percentage, for example, 25%, of the voting rights of each tranche of the outstanding securities.

Although we continue to believe that presentation thresholds are a factor in the determination of probable loss, given the BNY Mellon Settlement, the estimated range of possible loss assumes that the presentation threshold can be met for all of the non-GSE securitization transactions.

In addition, in the case of private-label securitizations, the methodology used to estimate the non-GSE representations and warranties liability and the corresponding ranges of possible loss considers the experience resulting from the BNY Mellon Settlement and assumes that the conditions to the BNY Mellon Settlement will be satisfied and also takes into account more recent experience, such as claims and file requests, where relevant. Since the non-GSE transactions that were included in the BNY Mellon Settlement differ from those that were not included in the BNY Mellon Settlement, Merrill Lynch adjusted the experience implied in the settlement in order to determine the estimated non-GSE representations and warranties liability and the corresponding range of possible loss. The judgmental adjustments made include consideration of the differences in the mix of products in the securitizations, loan originator, likelihood of claims differences, the differences in the number of payments that the borrower has made prior to default, and the sponsor of the securitization.

Future provisions and/or ranges of possible loss for non-GSE representations and warranties may be significantly impacted if actual experiences are different from our assumptions in our predictive models, including, without limitation, those regarding the ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, economic conditions, estimated home prices, consumer and counterparty behavior, and a variety of other judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or this estimated range of possible loss. For example, if courts, in the context of claims brought by private-label securitization trustees, were to disagree with our interpretation that the underlying agreements require a claimant to prove that the representations and warranties breach was the cause of the loss, it could significantly impact this estimated range of possible loss.

Additionally, if court rulings related to monoline litigation, including one related to an affiliate of ours, that have allowed sampling of loan files instead of requiring a loan-by-loan review to determine if a representations and warranties breach has occurred are followed generally by the courts, private-label securitization investors may view litigation as a more attractive alternative compared to a loan-by-loan review. Finally, although we believe that the representations and warranties typically given in non-GSE transactions are less rigorous and actionable than those given in GSE transactions, we do not have significant experience resolving loan-level claims in non-GSE transactions to measure the impact of these differences on the probability that a loan will be required to be repurchased.

The liability for obligations under representations and warranties with respect to GSE and non-GSE exposures and the corresponding estimated range of possible loss for non-GSE representations and warranties exposures does not include any losses related to litigation matters disclosed in Note 14 to the Condensed Consolidated Financial Statements or in Note 14 to the Consolidated Financial Statements included in our 2011 Annual Report on Form 10-K, nor do they include any potential securities law or fraud claims or potential indemnity or other claims against us. We are not able to reasonably estimate the amount of any possible loss with respect to any such securities law, (except to the extent reflected in the aggregate range of possible loss for litigation and regulatory matters disclosed in Note 14 to the Condensed Consolidated Financial Statements), fraud or other claims against us; however, such loss could be material.

Experience with Non-GSE Investors

As presented in the table below, Merrill Lynch, including First Franklin, sold loans originated from 2004 to 2008 (primarily subprime and alt-A) with an original principal balance of $132 billion to investors other than the GSEs (although the GSEs are investors in certain private-label securitizations), of which approximately $64 billion in principal has been paid off and $45 billion has defaulted or is severely delinquent (i.e., 180 days or more past due) at June 30, 2012.

As it relates to private-label securitizations, a contractual liability to repurchase mortgage loans generally arises only if counterparties prove there is a breach of the representations and warranties that materially and adversely affects the interest of the investor or all investors in a securitization trust or of the monoline insurer (as applicable). We believe that the longer a loan performs, the less likely it is that an alleged representations and warranties breach had a material impact on the loan's performance or that a breach even exists. Because the majority of the borrowers in this population would have made a significant number of payments if they are not yet 180 days or more past due, we believe that the principal balance at the greatest risk for repurchase claims in this population of private-label securitization investors is a combination of loans that already have defaulted and those that are currently severely delinquent. Additionally, the obligation to repurchase loans also requires that counterparties have the contractual right to demand repurchase of the loans (presentation thresholds). Private-label securitization investors generally do not have the contractual right to demand repurchase of loans directly or the right to access loan files.

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

The following table details the population of loans originated between 2004 and 2008 and the population of loans sold as whole loans or in non-GSE private-label securitizations by entity together with the defaulted and severely delinquent loans stratified by the number of payments the borrower made prior to default or becoming severely delinquent at June 30, 2012. In connection with these transactions, we provided representations and warranties, and the whole-loan investors may retain those rights even when the whole loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. At least 25 payments have been made on approximately 60% of the defaulted and severely delinquent loans. We have received approximately $3.3 billion of representations and warranties claims from private-label securitization trustees related to these vintages, and $34 million from whole-loan investors related to these vintages. We believe that many of the defaults observed in these securitizations have been, and continue to be, driven by external factors, such as the substantial depreciation in home prices, persistently high unemployment and other negative economic trends, diminishing the likelihood that any loan defect (assuming one exists at all) was the cause of a loan's default. As of June 30, 2012, approximately 34% of the loans sold to non-GSE counterparties that were originated between 2004 and 2008 have defaulted or are severely delinquent.

(dollars in billions)
	Principal Balance					Principal at Risk
Entity	Original Principal Balance	Outstanding Principal Balance June 30, 2012	Outstanding Principal Balance Over 180 Days	Defaulted Principal Balance	Defaulted or Severely Delinquent	Borrower Made Less than 13 Payments	Borrower Made 13 to 24 Payments	Borrower Made 25 to 36 Payments	Borrower Made More Than 36 Payments
Merrill Lynch (excluding First Franklin)	$50	$15	$5	$12	$17	$3	$4	$3	$7
First Franklin	82	19	6	22	28	5	6	4	13
Total (1)	$132	$34	$11	$34	$45	$8	$10	$7	$20

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
Involvement with VIEs

We transact with VIEs in a variety of capacities, including those that we help establish as well as those initially established by third parties. We utilize VIEs in the ordinary course of business to support our own and our customers' financing and investing needs. Merrill Lynch securitizes loans and debt securities using VIEs as a source of funding and a means of transferring the economic risk of the loans or debt securities to third parties. We also administer, structure or invest in or enter into derivatives with other VIEs, including multi-seller conduits, municipal bond trusts, collateralized debt obligations ("CDOs") and other entities. Our involvement with VIEs can vary and we are required to continuously reassess prior consolidation and disclosure conclusions (refer to Note 9 to the Condensed Consolidated Financial Statements). Refer to Note 1 to the Condensed Consolidated Financial Statements for a discussion of our consolidation accounting policy.
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

Beginning late in the third quarter of 2009, in connection with the update or renewal of certain Merrill Lynch international securities offering programs, Bank of America agreed to guarantee debt securities, warrants and/or certificates issued by certain subsidiaries of ML & Co. on a going forward basis. All existing ML & Co. guarantees of securities issued by those same Merrill Lynch subsidiaries under various international securities offering programs will remain in full force and effect as long as those securities are outstanding, and Bank of America has not assumed any of those prior ML & Co. guarantees or otherwise guaranteed such securities. There were approximately $5.9 billion of securities guaranteed by Bank of America at June 30, 2012. In addition, Bank of America has guaranteed the performance of Merrill Lynch on certain derivative transactions. The aggregate amount of such derivative liabilities was approximately $1.3 billion at June 30, 2012.

Following the completion of Bank of America's acquisition of Merrill Lynch, ML & Co. became a subsidiary of Bank of America and established intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these intercompany agreements is a $75 billion one-year revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America at a spread to the London Interbank Offered Rate ("LIBOR") that is reset periodically and is consistent with other intercompany agreements. This credit line was renewed effective January 1, 2012 with a maturity date of January 1, 2013. The credit line will automatically be extended by one year to the succeeding January 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. The agreement does not contain any financial or other covenants. There were no outstanding borrowings against the line of credit at June 30, 2012.

In addition to the $75 billion unsecured line of credit, there is also a revolving unsecured line of credit that allows ML & Co. to borrow up to $25 billion from Bank of America. Interest on borrowings under the line of credit is based on prevailing short-term market rates. The line of credit does not contain any financial or other covenants. The line of credit matures on February 12, 2013. There were no outstanding borrowings under the line of credit at June 30, 2012.

Merrill Lynch Pierce Fenner & Smith Incorporated ("MLPF&S") also has the following borrowing agreements with Bank of America:

•
A $4 billion one-year revolving unsecured line of credit - Interest on the line of credit is based on prevailing short-term market rates. The credit line matures on November 1, 2012 and may automatically be extended by one year to the succeeding November 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. At June 30, 2012, there were no borrowings outstanding under the line of credit.

•
A $15 billion 364-day revolving unsecured line of credit - Interest on the line of credit is based on prevailing short-term market rates. The line of credit matures on February 19, 2013. At June 30, 2012, approximately $1.1 billion was outstanding under the line of credit.

During the quarter ended June 30, 2012, $2.6 billion that was outstanding under the following MLPF&S borrowing agreements with Bank of America was repaid and the agreements were terminated. The terminated agreements were replaced by intercompany funding arrangements between MLPF&S and ML & Co.

•	A subordinated loan agreement for approximately $1.5 billion - Interest under this agreement was calculated based on a spread to LIBOR.

•	A $7.0 billion revolving subordinated line of credit - Interest under this agreement was calculated based on a spread to LIBOR.

Bank of America and Merrill Lynch have entered into certain intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these arrangements is a $50 billion extendible one-year revolving credit facility that allows Bank of America to borrow funds from Merrill Lynch at a spread to LIBOR that is reset periodically and is consistent with other intercompany agreements. The credit facility matures on January 1, 2013 and will automatically be extended by one year to the succeeding January 1st unless Merrill Lynch provides written notice not to extend at least 45 days prior to the maturity date. There were no amounts outstanding at both June 30, 2012 and December 31, 2011 under this credit facility. There is also a short-term revolving credit facility that allows Bank of America to borrow up to an additional $25 billion. Interest on borrowings under the credit facility is based on prevailing short-term market rates. The line of credit matures on February 12, 2013. At June 30, 2012, there was $3.1 billion outstanding under this credit facility.

Credit Ratings

Our borrowing costs and ability to raise funds are impacted by our credit ratings. In addition, credit ratings may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions, including OTC derivatives. Thus, it is our objective to maintain high-quality credit ratings.

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

Other factors that influence Bank of America's and our credit ratings include changes to the rating agencies' methodologies for our industry or certain security types, the rating agencies' assessment of the general operating environment for financial services companies, our mortgage exposures, our relative positions in the markets in which we compete, reputation, liquidity position, diversity of funding sources, funding costs, the level and volatility of earnings, corporate governance and risk management policies, capital position, capital management practices, and current or future regulatory and legislative initiatives.

Each of the three major rating agencies, Moody's, S&P and Fitch, downgraded the ratings of Bank of America and ML & Co. in late 2011. On June 21, 2012, Moody's completed its previously-announced review for possible downgrade of financial institutions with global capital markets operations, downgrading the ratings of 15 banks and securities firms, including the ratings of Bank of America and ML & Co. Bank of America's and ML & Co.'s long-term debt ratings were downgraded one notch as part of this action. The Moody's downgrade did not have a material impact on our financial condition, results of operations or liquidity during the second quarter of 2012.

Currently, Bank of America's and ML & Co.'s long-term/short-term senior debt ratings and outlooks expressed by the rating agencies are as follows: Baa2/P-2 (negative) by Moody's; A-/A-2 (negative) by S&P; and A/F1 (stable) by Fitch. MLPF&S's long-term/short-term senior debt ratings and outlooks are A/A-1 (negative) by S&P and A/F1 (stable) by Fitch. Merrill Lynch International, a U.K.-based registered investment firm and subsidiary of ML & Co., has a long-term/short-term senior debt rating and outlook of A/A-1 (negative) by S&P. Merrill Lynch International Bank Limited, an Ireland-based bank subsidiary of ML & Co., has a long-term/short-term senior debt rating and outlook of A/F1 (stable) by Fitch.

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

A further reduction in certain of our credit ratings may have a material adverse effect on our liquidity, potential loss of access to credit markets, the related cost of funds, our businesses and on certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical. In addition, under the terms of certain OTC derivative contracts and other trading agreements, the counterparties to those agreements may require us to provide additional collateral, or to terminate these contracts or agreements, which could cause us to sustain losses and/or adversely impact our liquidity. If Bank of America's or ML & Co.'s short-term credit ratings, or those of our bank or broker-dealer subsidiaries, were downgraded by one or more levels, the potential loss of access to short-term funding sources, such as repurchase agreement financing, and the effect on our incremental cost of funds could be material.

At June 30, 2012, if the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by one incremental notch, the amount of additional collateral contractually required by such derivative contracts and other trading agreements would have been approximately $0.9 billion. If the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by a second incremental notch, approximately $3.8 billion in additional collateral would have been required.

Also, if the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by one incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of June 30, 2012 was $4.1 billion, against which $3.5 billion of collateral had been posted. Further, if the rating agencies had downgraded their long-term debt ratings for ML & Co. or certain subsidiaries by a second incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of June 30, 2012 was an incremental $1.4 billion, against which $0.8 billion of collateral had been posted.

While certain potential impacts are contractual and quantifiable, the full scope of consequences of a credit ratings downgrade to a financial institution is inherently uncertain, as it depends upon numerous dynamic, complex and inter-related factors and assumptions, including whether any downgrade of a firm's long-term credit ratings precipitates downgrades to its short-term credit ratings, and assumptions about the potential behaviors of various customers, investors and counterparties.

For information regarding the additional collateral and termination payments that would be required in connection with certain OTC derivative contracts and other trading agreements as a result of such a credit ratings downgrade, see Note 6 to the Condensed Consolidated Financial Statements and Item 1A. "Risk Factors" of Merrill Lynch's 2011 Annual Report on Form 10-K.

U.S. Sovereign Credit Ratings

On June 8, 2012, S&P affirmed its 'AA+' long-term and 'A-1+' short-term sovereign credit rating on the U.S. The outlook remains negative. On July 10, 2012, Fitch affirmed its 'AAA' long-term and 'F1+' short-term sovereign credit rating on the U.S. The outlook remains negative. All three rating agencies have indicated that they will continue to assess fiscal projections and consolidation measures, as well as the medium-term economic outlook for the U.S.

Credit Risk Management

For information about our credit risk management activities, refer to Item 7A, "Quantitative and Qualitative Disclosures About Market Risk - Credit Risk Management" included in our 2011 Annual Report on Form 10-K.

European Exposures

Certain European countries, including Greece, Ireland, Italy, Portugal and Spain, have experienced varying degrees of financial stress. Risks from the ongoing debt crisis in these countries could continue to disrupt the financial markets, which could have a detrimental impact on global economic conditions and sovereign and non-sovereign debt in these countries. Market sentiment continued to evolve during the three and six months ended June 30, 2012, driven most recently by concerns over Greece's ability to meet conditions precedent to continued funding under various support programs and the viability of Spain's banking sector and its impact on the solvency of the Spanish government. The lack of a clear resolution to the crisis and fears of contagion continue to contribute to market uncertainty.

The table below presents our direct sovereign and non-sovereign exposures in these countries at June 30, 2012. Our total sovereign and non-sovereign exposure to these countries was $2.8 billion at June 30, 2012 compared with $2.7 billion at December 31, 2011. Our total exposure to these countries, net of previously unapplied hedges, was $1.9 billion at June 30, 2012 compared with $1.1 billion at December 31, 2011. At June 30, 2012 and December 31, 2011, the fair value of unapplied hedges and net credit default protection purchased was $0.9 billion and $1.6 billion, respectively.

Select European Countries
					Country	Hedges and	Net Country
	Funded Loans	Unfunded	Net	Securities/	Exposure	Credit	Exposure
	and Loan	Loan	Counterparty	Other	June 30,	Default	June 30,
(dollars in millions)	Equivalents	Commitments	Exposure (1)	Investments (2)	2012	Protection (3)	2012 (4)
Country

Greece
Sovereign	$—	$—	$—	$6	$6	$—	$6
Financial Institutions	—	—	10	—	10	(11)	(1)
Corporates	—	—	1	53	54	(1)	53
Total Greece	$—	$—	$11	$59	$70	$(12)	$58

Ireland
Sovereign	$12	$—	$17	$1	$30	$—	$30
Financial Institutions	59	9	116	10	194	(11)	183
Corporates	—	—	2	18	20	(10)	10
Total Ireland	$71	$9	$135	$29	$244	$(21)	$223

Italy

Sovereign	$—	$—	$527	$601	$1,128	$(585)	$543
Financial Institutions	—	—	187	207	394	(5)	389
Corporates	—	—	150	219	369	(165)	204
Total Italy	$—	$—	$864	$1,027	$1,891	$(755)	$1,136

Portugal

Sovereign	$—	$—	$44	$—	$44	$(28)	$16
Financial Institutions	—	—	13	30	43	(18)	25
Corporates	—	—	15	115	130	(14)	116
Total Portugal	$—	$—	$72	$145	$217	$(60)	$157

Spain

Sovereign	$—	$—	$27	$11	$38	$(57)	$(19)
Financial Institutions	2	—	122	29	153	(33)	120
Corporates	3	25	25	167	220	(5)	215
Total Spain	$5	$25	$174	$207	$411	$(95)	$316

Total

Sovereign	$12	$—	$615	$619	$1,246	$(670)	$576
Financial Institutions	61	9	448	276	794	(78)	716
Corporates	3	25	193	572	793	(195)	598
Total	$76	$34	$1,256	$1,467	$2,833	$(943)	$1,890

(1)Net counterparty exposure includes the fair value of derivatives and secured financing transactions. Derivatives have been reduced by all eligible collateral pledged under legally enforceable netting agreements. Secured financing transactions have been reduced by eligible cash or securities pledged. The notional amount of the repurchase transactions was $732 million at June 30, 2012. Counterparty exposure has not been reduced by hedges or credit default protection.

(2)Securities exposures are reduced by hedges and short positions on a single-name basis to, but not below, zero.
(3)Represents unapplied net credit default protection purchased, including ($223) million in net credit default protection and other short positions, and ($720) million in additional credit default protection to hedge derivative assets. Based on the credit default protection notional amount assuming zero recovery adjusted for any fair value receivable or payable.
(4)Represents country exposure less the fair value of hedges and credit default protection.

We hedge certain of our selected European country exposure with credit default protection in the form of credit default swaps (“CDS”). The majority of our CDS contracts are with highly-rated financial institutions primarily outside of the Eurozone and we work to limit or eliminate correlated CDS. Due to our engagement in market-making activities, our CDS portfolio contains contracts with various maturities to a diverse set of counterparties. We work to limit mismatches in maturities between our exposures and the CDS we use to hedge them. However, there may be instances where the protection purchased has a different maturity from the exposure for which the protection was purchased, in which case those exposures and hedges are subject to more active monitoring and management.

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
In addition to our direct sovereign and non-sovereign exposures, a significant deterioration in the European debt crisis could result in material reductions in the value of sovereign debt and other asset classes, disruptions in capital markets, widening of credit spreads of U.S. and other financial institutions, loss of investor confidence in the financial services industry, a slowdown in global economic activity and other adverse developments.

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
In addition, no change in Merrill Lynch’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, Merrill Lynch’s internal control over financial reporting.

PART II - Other Information

Item 1.	Legal Proceedings

Legal and Regulatory Matters
See Note 14 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference in this Item 1, for litigation and regulatory matters that supplement the disclosure in Note 14 to the Consolidated Financial Statements included in Merrill Lynch's 2011 Annual Report on Form 10-K and in Note 14 to the Condensed Consolidated Financial Statements included in Merrill Lynch's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012.

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

Merrill Lynch & Co., Inc.
(Registrant)

By:	/s/ JENNIFER M. HILL
Jennifer M. Hill
Chief Financial Officer

By:	/s/ ANTHONY BINIARIS
Anthony Biniaris
Chief Accounting Officer and Controller

Date: August 14, 2012

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

101
The following materials from Merrill Lynch & Co., Inc.'s Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2012 and June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings (Loss), (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements. (1)

(1) Included herewith

E-1