Form 10-Q
period 2012-09-30
MERRILL LYNCH & CO., INC.
filed 2012-11-08
CIK 65100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

__    YES     X    NO

As of the close of business on November 8, 2012, there were 1,000 shares of Common Stock outstanding, all of which were held by Bank of America Corporation.

The Registrant is a wholly-owned subsidiary of Bank of America Corporation and meets the conditions set forth in General Instructions  H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format as permitted by Instruction H(2).

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I - Financial Information

Item 1.	Financial Statements (Unaudited)

Merrill Lynch & Co., Inc. and Subsidiaries Condensed Consolidated Statements of (Loss) Earnings (Unaudited)

	Three Months Ended	Three Months Ended
(dollars in millions)	September 30, 2012	September 30, 2011
Revenues
Principal transactions	$193	$2,781
Commissions	1,209	1,441
Managed account and other fee-based revenues	1,349	1,354
Investment banking	1,262	1,016
Earnings from equity method investments	21	70
Intercompany service fee revenue from Bank of America	278	153
Other revenues	243	(1,052)
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	—	(12)
Less: Portion of other-than-temporary impairment losses recognized in
other comprehensive income	—	7
Subtotal	4,555	5,758
Interest and dividend revenues	1,694	2,314
Less interest expense	1,732	2,202
Net interest (expense) income	(38)	112
Revenues, net of interest expense	4,517	5,870

Non-interest expenses
Compensation and benefits	3,429	3,638
Communications and technology	351	432
Occupancy and related depreciation	300	385
Brokerage, clearing, and exchange fees	213	279
Advertising and market development	112	122
Professional fees	220	266
Office supplies and postage	22	31
Representations and warranties	60	17
Intercompany service fee expense from Bank of America	356	561
Other	445	529
Total non-interest expenses	5,508	6,260
Pre-tax loss	(991)	(390)
Income tax provision (benefit)	191	(523)
Net (loss) earnings	$(1,182)	$133

See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries Condensed Consolidated Statements of Loss (Unaudited)

	Nine Months Ended	Nine Months Ended
(dollars in millions)	September 30, 2012	September 30, 2011
Revenues
Principal transactions	$1,989	$6,125
Commissions	3,804	4,478
Managed account and other fee-based revenues	4,035	3,976
Investment banking	3,519	4,162
Earnings from equity method investments	149	328
Intercompany service fee revenue from Bank of America	650	555
Other revenues	1,271	1,782
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	(6)	(59)
Less: Portion of other-than-temporary impairment losses recognized in
other comprehensive income	—	10
Subtotal	15,411	21,357
Interest and dividend revenues	4,379	6,220
Less interest expense	5,495	6,945
Net interest expense	(1,116)	(725)
Revenues, net of interest expense	14,295	20,632

Non-interest expenses
Compensation and benefits	11,511	12,146
Communications and technology	1,180	1,338
Occupancy and related depreciation	901	1,056
Brokerage, clearing, and exchange fees	738	882
Advertising and market development	349	358
Professional fees	641	718
Office supplies and postage	78	95
Representations and warranties	(769)	2,736
Intercompany service fee expense from Bank of America	1,288	1,793
Other	1,068	1,742
Total non-interest expenses	16,985	22,864
Pre-tax loss	(2,690)	(2,232)
Income tax benefit	(735)	(1,329)
Net loss	$(1,955)	$(903)

See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
(dollars in millions)	September 30, 2012	September 30, 2012	September 30, 2011	September 30, 2011
Net (Loss) Earnings	$(1,182)	$(1,955)	$133	$(903)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	15	6	(27)	(25)
Net unrealized gains (losses) on investment securities available-for-sale	1	31	(15)	(3)
Net deferred (losses) gains on cash flow hedges	(2)	—	2	(5)
Defined benefit pension and postretirement plans	8	49	(1)	3
Total other comprehensive income (loss), net of tax	22	86	(41)	(30)
Comprehensive (Loss) Income	$(1,160)	$(1,869)	$92	$(933)

See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions)	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$12,080	$13,731
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	14,232	11,757
Securities financing transactions
Receivables under resale agreements (includes $99,587 in 2012 and $85,652 in 2011 measured at fair value in accordance with the fair value option election)	150,407	143,491
Receivables under securities borrowed transactions (includes $1,258 in 2012 and $259 in 2011 measured at fair value in accordance with the fair value option election)	68,460	58,109
	218,867	201,600
Trading assets, at fair value (includes securities pledged as collateral that can be sold or repledged of $39,988 in 2012 and $34,932 in 2011):
Derivative contracts	26,621	35,013
Equities and convertible debentures	37,150	25,619
Non-U.S. governments and agencies	38,805	30,239
Corporate debt and preferred stock	16,260	17,305
Mortgages, mortgage-backed, and asset-backed	9,969	8,254
U.S. Government and agencies	45,862	43,003
Municipals, money markets, physical commodities and other	11,724	13,044
	186,391	172,477
Investment securities (includes $159 in 2012 and $244 in 2011 measured at fair value in accordance with the fair value option election)	6,389	6,684
Securities received as collateral, at fair value	14,731	13,716
Receivables from Bank of America	54,095	50,972
Other receivables
Customers (net of allowance for doubtful accounts of $9 in 2012 and $15 in 2011)	17,877	20,512
Brokers and dealers	16,290	8,691
Interest and other	8,773	9,130
	42,940	38,333
Loans, notes, and mortgages (net of allowances for loan losses of $69 in 2012 and $72 in 2011) (includes $2,680 in 2012 and $2,322 in 2011 measured at fair value in accordance with the fair value option election)	19,564	20,574
Equipment and facilities, net	1,321	1,385
Goodwill and intangible assets	9,860	10,079
Other assets	14,909	15,155
Total Assets	$595,379	$556,463

Assets of Consolidated VIEs Included in Total Assets Above (pledged as collateral)
Trading assets	$10,051	$8,800
Investment securities	41	162
Loans, notes, and mortgages (net)	21	94
Other assets	785	3,022
Total Assets of Consolidated VIEs	$10,898	$12,078

See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions)	September 30, 2012	December 31, 2011

LIABILITIES
Securities financing transactions
Payables under repurchase agreements (includes $53,635 in 2012 and $34,235 in 2011 measured at fair value in accordance with the fair value option election)	$225,446	$173,767
Payables under securities loaned transactions	17,713	11,460
	243,159	185,227
Short-term borrowings (includes $3,309 in 2012 and $5,908 in 2011 measured at fair value in accordance with the fair value option election)	3,556	6,051
Deposits	12,529	12,364
Trading liabilities, at fair value
Derivative contracts	22,571	26,239
Equities and convertible debentures	19,588	12,223
Non-U.S. governments and agencies	21,354	16,554
Corporate debt and preferred stock	9,193	7,084
U.S. Government and agencies	17,997	16,976
Municipals, money markets and other	528	645
	91,231	79,721

Obligation to return securities received as collateral, at fair value	14,731	13,716
Payables to Bank of America	12,063	31,779
Other payables
Customers	46,751	40,153
Brokers and dealers	6,301	8,667
Interest and other (includes $89 in 2012 and $173 in 2011 measured at fair value in accordance with the fair value option election)	18,553	18,099
	71,605	66,919
Long-term borrowings (includes $31,499 in 2012 and $30,325 in 2011 measured at fair value in accordance with the fair value option election)	93,548	106,929
Junior subordinated notes (related to trust preferred securities)	3,804	3,789
Total Liabilities	546,226	506,495

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY

Common stock (par value $1.33 1/3 per share; authorized: 3,000,000,000 shares; issued: 2012 and 2011 — 1,000 shares)	—	—
Paid-in capital	43,021	41,967
Accumulated other comprehensive loss (net of tax)	(149)	(235)
Retained earnings	6,281	8,236
Total Stockholder's Equity	49,153	49,968

Total Liabilities and Stockholder's Equity	$595,379	$556,463

Liabilities of Consolidated VIEs Included in Total Liabilities Above
Short-term borrowings (includes $142 in 2012 and $0 in 2011 of non-recourse debt)	$2,874	$4,939
Derivative contracts	15	4
Payables to Bank of America	1,184	—
Other payables	172	186
Long-term borrowings (includes $3,433 in 2012 and $2,579 in 2011 of non-recourse debt)	7,423	6,595
Total Liabilities of Consolidated VIEs	$11,668	$11,724

See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
(dollars in millions)	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net loss	$(1,955)	$(903)
Adjustments to reconcile net loss to cash provided by operating activities:
Representations and warranties	(769)	2,736
Depreciation and amortization	440	562
Share-based compensation expense	1,298	1,578
Gains on repurchases of long-term borrowings	(405)	—
Deferred taxes	(36)	(204)
Earnings from equity method investments	(149)	(328)
Other	367	2,435
Changes in operating assets and liabilities:
Trading assets	(13,109)	11,846
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	(2,475)	(748)
Receivables from Bank of America	(3,123)	4,997
Receivables under resale agreements	(6,916)	(37,421)
Receivables under securities borrowed transactions	(10,351)	(904)
Customer receivables	2,635	(1,180)
Brokers and dealers receivables	(7,601)	6,106
Proceeds from loans, notes, and mortgages held for sale	761	3,928
Other changes in loans, notes, and mortgages held for sale	(92)	(2,428)
Trading liabilities	11,407	(7,129)
Payables under repurchase agreements	51,679	19,462
Payables under securities loaned transactions	6,253	(456)
Payables to Bank of America	(19,716)	10,566
Customer payables	6,598	3,385
Brokers and dealers payables	(2,366)	(1,684)
Other, net	5,269	(7,930)
Cash provided by operating activities	17,644	6,286
Cash flows from investing activities:
Proceeds from (payments for):
Maturities of available-for-sale securities	661	1,442
Sales of available-for-sale securities	22	3,876
Purchases of available-for-sale securities	(843)	(1,430)
Sales and maturities of held-to-maturity securities	—	250
Sale of office building	221	—
Equipment and facilities, net	(222)	(89)
Loans, notes, and mortgages held for investment	491	2,111
Other investments	855	5,480
Cash provided by investing activities	1,185	11,640
Cash flows from financing activities:
Proceeds from (payments for):
Short-term borrowings	(2,495)	(8,144)
Issuance and resale of long-term borrowings	5,650	7,657
Settlement and repurchases of long-term borrowings	(24,108)	(20,610)
Deposits	165	(549)
Derivative financing transactions	103	30
Cash used for financing activities	(20,685)	(21,616)
Effect of exchange rate changes on cash and cash equivalents	205	(229)
Decrease in cash and cash equivalents	(1,651)	(3,919)
Cash and cash equivalents, beginning of period	13,731	17,220
Cash and cash equivalents, end of period	$12,080	$13,301

Non-cash financing activities:
During the nine months ended September 30, 2012, Merrill Lynch received a non-cash capital contribution of approximately $1.1 billion from Bank of America associated with certain employee stock awards.

See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2012

Note 1.	Summary of Significant Accounting Policies
Description of Business

Merrill Lynch & Co. Inc. (“ML & Co.” and, together with its subsidiaries “Merrill Lynch”), provides investment, financing and other related services to individuals and institutions on a global basis through its broker, dealer, banking and other financial services subsidiaries. On January 1, 2009, ML & Co. was acquired by Bank of America Corporation ("Bank of America") in exchange for common and preferred stock with a value of $29.1 billion. ML & Co. is a wholly-owned subsidiary of Bank of America.
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

Use of Estimates

In presenting the Condensed Consolidated Financial Statements, management makes estimates including the following:

•	Valuations of assets and liabilities requiring fair value estimates;

•	The allowance for credit losses;

•	Determination of other-than-temporary impairments for available-for-sale investment securities;

•	The outcome of pending litigation;

•	Determination of the liability for representations and warranties made in connection with the sales of residential mortgage and home equity loans;

•	Determination of whether VIEs should be consolidated;

•	The ability to realize deferred tax assets and the recognition and measurement of uncertain tax positions;

•	The carrying amount of goodwill and intangible assets;

•	The amortization period of intangible assets with definite lives;

•	Incentive-based compensation accruals and valuation of share-based payment compensation arrangements; and

•	Other matters that affect the reported amounts and disclosure of contingencies in the Condensed Consolidated Financial Statements.

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

Counterparty Credit Risk

In determining the fair value of financial assets and financial liabilities, Merrill Lynch considers the credit risk of its counterparties, as well as its own creditworthiness. Merrill Lynch attempts to mitigate credit risk to third parties by entering into netting and collateral arrangements. Net counterparty exposure (counterparty positions netted by offsetting transactions and both cash and securities collateral) is then valued for counterparty creditworthiness and the resultant credit valuation adjustment ("CVA") is incorporated into the fair value of the respective instruments.

Fair Value Accounting also requires that Merrill Lynch consider its own creditworthiness when determining the fair value of certain instruments, including OTC derivative instruments (i.e., debit valuation adjustment or "DVA") and certain structured notes carried at fair value under the fair value option election. Merrill Lynch's DVA is measured in the same manner as third party counterparty credit risk. The impact of Merrill Lynch's DVA is incorporated into the fair value of OTC derivative contracts even when credit risk is not readily observable in the instrument. For additional information on calculating CVA and DVA see Note 6.

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

In addition, Merrill Lynch and certain of its subsidiaries made various representations and warranties in connection with the sale of residential mortgage loans and home equity loans. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies.

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

Merrill Lynch recognizes and measures its unrecognized tax benefits in accordance with Income Tax Accounting. Merrill Lynch estimates the likelihood, based on their technical merits, that tax positions will be sustained upon examination considering the facts and circumstances and information available at the end of each period. Merrill Lynch adjusts the level of unrecognized tax benefits when there is more information available, or when an event occurs requiring a change. In accordance with Bank of America's policy, any new or subsequent change in an unrecognized tax benefit related to a Bank of America state consolidated, combined or unitary return in which Merrill Lynch is a member will generally not be reflected in Merrill Lynch's Condensed Consolidated Statement of (Loss) Earnings and Condensed Consolidated Balance Sheet. However, upon Bank of America's resolution of the item, any material impact determined to be attributable to Merrill Lynch will be reflected in Merrill Lynch's Condensed Consolidated Statement of (Loss) Earnings and Condensed Consolidated Balance Sheet. Merrill Lynch accrues income-tax-related interest and penalties, if applicable, within income tax expense.

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

On July 17, 2012, the U.K. 2012 Finance Bill was enacted, which reduced the U.K. corporate income tax rate by two percent to 23%. The first one percent reduction was effective on April 1, 2012 and the second reduction will be effective April 1, 2013. These reductions favorably affect income tax expense on future U.K. earnings, but also required Merrill Lynch to remeasure its U.K. net deferred tax assets using the lower tax rates. The income tax provision (benefit) for the three and nine months ended September 30, 2012 included a charge of $781 million for the remeasurement.

On July 19, 2011, the U.K. 2011 Finance Bill was enacted, which reduced the U.K. corporate income tax rate by two percent to 25%. The income tax benefit for the three and nine months ended September 30, 2011 included a charge of $774 million for the remeasurement of Merrill Lynch's U.K. net deferred tax assets at the lower rate.

Securities Financing Transactions

Merrill Lynch enters into repurchase and resale agreements and securities borrowed and loaned transactions to accommodate customers and earn interest rate spreads (also referred to as “matched-book transactions”), obtain securities for settlement and finance inventory positions. Resale and repurchase agreements are generally accounted for as collateralized financing transactions and may be recorded at their contractual amounts plus accrued interest or at fair value under the fair value option election. In resale and repurchase agreements, typically the termination date of the agreements is before the maturity date of the underlying security. However, in certain situations, Merrill Lynch may enter into agreements where the termination date of the transaction is the same as the maturity date of the underlying security. These transactions are referred to as repo-to-maturity ("RTM") transactions. In accordance with applicable accounting guidance, Merrill Lynch accounts for RTM transactions as sales and purchases when the transferred securities are highly liquid. In instances where securities are considered sold or purchased, Merrill Lynch removes or recognizes the securities from the Condensed Consolidated Balance Sheet and, in the case of sales, recognizes a gain or loss in the Condensed Consolidated Statement of (Loss) Earnings. At September 30, 2012 and December 31, 2011, Merrill Lynch had no outstanding RTM transactions that had been accounted for as sales and an immaterial amount of transactions that had been accounted for as purchases.

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

Substantially all securities financing activities are transacted under master agreements that give Merrill Lynch the right, in the event of default, to liquidate collateral held and to offset receivables and payables with the same counterparty. Merrill Lynch offsets certain securities financing transactions with the same counterparty on the Condensed Consolidated Balance Sheets where it has such a master agreement, that agreement is legally enforceable and the transactions have the same stated maturity date.

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

For investments accounted for at cost, income is recognized when dividends are received, and gains (losses) are recognized when the investment is sold. Instruments are periodically tested for impairment based on the guidance provided in Investment Accounting, and the cost basis is reduced when an impairment is deemed other-than-temporary.

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
Merrill Lynch has entered into various transactions with Bank of America, including transactions in connection with certain sales and trading and financing activities, as well as the allocation of certain shared services. Details on amounts receivable from and payable to Bank of America as of September 30, 2012 and December 31, 2011 are presented below.
Receivables from Bank of America are comprised of:

(dollars in millions)
	September 30, 2012	December 31, 2011
Cash and cash equivalents	$11,016	$7,491
Cash and securities segregated for regulatory purposes	5,243	6,107
Receivables under resale agreements	30,776	26,855
Trading assets	402	700
Net intercompany funding receivable	240	3,567
Other receivables	6,418	6,252
Total	$54,095	$50,972
Payables to Bank of America are comprised of:

(dollars in millions)
	September 30, 2012	December 31, 2011
Payables under repurchase agreements	$262	$22,647
Payables under securities loaned transactions	2,957	2,519
Short-term borrowings	885	1,450
Deposits	110	75
Trading liabilities	99	503
Other payables	2,453	1,935
Long-term borrowings(1)	5,297	2,650
Total	$12,063	$31,779

(1)	Includes $2,578 of subordinated borrowings from Bank of America as of December 31, 2011 (see Note 12).
Total net revenues and non-interest expenses related to transactions with Bank of America for the three months ended September 30, 2012 were $324 million and $471 million, respectively. Such net revenues and non-interest expenses for the nine months ended September 30, 2012 were $821 million and $1,553 million, respectively. Total net revenues and non-interest expenses related to transactions with Bank of America for the three months ended September 30, 2011 were $288 million and $581 million, respectively. Such net revenues and non-interest expenses for the nine months ended September 30, 2011 were $822 million and $1,926 million, respectively. Net revenues for the three and nine months ended September 30, 2011 included investment banking revenues of $140 million and $210 million respectively, from transactions involving Bank of America. Similar activity for 2012 was not material.
Total net revenues related to transactions with Bank of America for the three and nine months ended September 30, 2012 included intercompany service fee revenues of $278 million and $650 million, respectively. Total non-interest expenses related to transactions with Bank of America for the three and nine months ended September 30, 2012 included intercompany service fee expenses of $356 million and $1,288 million, respectively. Total net revenues related to transactions with Bank of America for the three and nine months ended September 30, 2011 included intercompany service fee revenues of $153 million and $555 million, respectively. Total non-interest expenses related to transactions with Bank of America for the three and nine months ended September 30, 2011 included intercompany service fee expenses of $561 million and $1,793 million, respectively. Intercompany service fee revenue and service fee expense from Bank of America represents the allocations of certain centralized or shared business activities between Merrill Lynch and Bank of America. Such fees are generally determined in accordance with subsidiary transfer pricing agreements.
Bank of America and Merrill Lynch have entered into certain intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these arrangements is a $50 billion extendible one-year revolving credit facility that allows Bank of America to borrow funds from Merrill Lynch at a spread to the London Interbank Offered Rate ("LIBOR") that is reset periodically and is consistent with other intercompany agreements. The credit facility matures on January 1, 2013 and will automatically be extended by one year to the succeeding January 1st unless Merrill Lynch provides written notice not to extend at least 45 days prior to the maturity date. There were no amounts outstanding at both September 30, 2012 and December 31, 2011 under this credit facility. There is also a short-term revolving credit facility that allows Bank of America to borrow up to an additional $25 billion. Interest on borrowings under the credit facility is based on prevailing short-term market rates. The line of credit matures on February 12, 2013. At September 30, 2012, there were no amounts outstanding under this credit facility. See Note 12 for further information on intercompany financing agreements with Bank of America. In addition, Bank of America has guaranteed the performance of Merrill Lynch on certain derivative transactions (see Note 6). Bank of America has also guaranteed certain debt securities, warrants and/or other certificates and obligations of certain subsidiaries of ML & Co. (see Note 12) and in certain instances the return of collateral posted by counterparties.

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
The information that follows, in management’s judgment, provides a reasonable representation of each region’s contribution to the consolidated net revenues:

(dollars in millions)
	For the Three Months Ended September 30, 2012	For The Nine Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For The Nine Months Ended September 30, 2011
Revenues, net of interest expense
Europe, Middle East, and Africa	$906	$3,269	$568	$3,217
Pacific Rim	354	1,461	692	2,028
Latin America	288	870	312	1,039
Canada	58	208	74	227
Total Non-U.S.	1,606	5,808	1,646	6,511
United States(1)(2)	2,911	8,487	4,224	14,121
Total revenues, net of interest expense	$4,517	$14,295	$5,870	$20,632

(1)
U.S. results for the three and nine months ended September 30, 2012 included net losses of $0.8 billion and $3.0 billion, respectively, due to the impact of the changes in Merrill Lynch’s credit spreads on the carrying values of certain long-term borrowings, primarily structured notes. U.S. results for the three and nine months ended September 30, 2011 included net gains of $2.9 billion and $2.7 billion, respectively, due to the impact of changes in Merrill Lynch's credit spreads on the carrying values of certain long-term borrowings, primarily structured notes.

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

Financial assets and liabilities recorded on the Condensed Consolidated Balance Sheets are categorized based on the observability of inputs to the valuation techniques as follows:

Level 1.   Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that Merrill Lynch has the ability to access (examples include active exchange-traded equity securities, exchange-traded derivatives, U.S. Government securities, and certain other non-U.S. government obligations).

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications are reported as transfers in or transfers out of the Level as of the beginning of the quarter in which the reclassifications occur. Therefore, Level 3 gains and losses represent amounts recognized during the period in which the instrument was classified as Level 3. Refer to the recurring and non-recurring sections within this Note for further information on transfers between levels.

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

During the third quarter of 2012, there were no changes to Merrill Lynch's valuation techniques that had or are expected to have, a material impact on its condensed consolidated financial position or results of operations.

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

Non-U.S. governments and agencies

Non-U.S. government obligations Non-U.S. government obligations are valued using quoted prices in active markets when available. To the extent quoted prices are not available, fair value is determined based on reference to recent trading activity and quoted prices of similar securities. These securities are generally classified in Level 1 or Level 2 in the fair value hierarchy, primarily based on the issuing country.

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

Collateralized loan obligations ("CLO") are valued based upon the present value of expected future cash flows, utilizing yields that are derived from those of comparable securities. CLOs are generally classified as Level 3 in the fair value hierarchy.

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

Recurring Fair Value
The following tables present Merrill Lynch’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, respectively.

(dollars in millions)
	Fair Value Measurements on a Recurring Basis
	as of September 30, 2012
	Level 1	Level 2	Level 3	Netting Adj(1)	Total
Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations:
Non-U.S. governments and agencies	$431	$1,729	$—	$—	$2,160
U.S. Government and agencies	3,347	251	—	—	3,598
Total securities segregated for regulatory purposes or deposited with clearing organizations	3,778	1,980	—	—	5,758
Receivables under resale agreements	—	99,587	—	—	99,587
Receivables under securities borrowed transactions	—	1,258	—	—	1,258
Trading assets, excluding derivative contracts:
Equities	21,821	10,719	120	—	32,660
Convertible debentures	—	4,457	33	—	4,490
Non-U.S. governments and agencies	35,110	3,392	303	—	38,805
Corporate debt	—	13,895	2,002	—	15,897
Preferred stock	—	96	267	—	363
Mortgages, mortgage-backed and asset-backed	—	5,231	4,738	—	9,969
U.S. Government and agencies	21,920	23,942	—	—	45,862
Municipals and money markets	1,137	8,627	1,510	—	11,274
Physical commodities and other	—	450	—	—	450
Total trading assets, excluding derivative contracts	79,988	70,809	8,973	—	159,770
Derivative contracts(2)	2,448	680,484	6,875	(663,186)	26,621
Investment securities available-for-sale:
U.S. Government and agencies	405	—	—	—	405
Securities, mortgage-backed and asset backed
Non-agency MBS	—	45	—	—	45
Corporate ABS	—	364	8	—	372
Total investment securities available-for-sale	405	409	8	—	822
Investment securities non-qualifying	2,693	711	354	—	3,758
Total investment securities	3,098	1,120	362	—	4,580
Securities received as collateral	14,267	464	—	—	14,731
Loans, notes and mortgages	—	1,001	1,679	—	2,680
Other assets	—	—	1,263	—	1,263
Liabilities:
Payables under repurchase agreements	—	53,635	—	—	53,635
Short-term borrowings	—	3,309	—	—	3,309
Trading liabilities, excluding derivative contracts:
Equities	17,041	2,305	—	—	19,346
Convertible debentures	—	242	—	—	242
Non-U.S. governments and agencies	20,294	1,060	—	—	21,354
Corporate debt	—	9,019	20	—	9,039
Preferred stock	—	154	—	—	154
U.S. Government and agencies	17,401	596	—	—	17,997
Municipals, money markets and other	403	74	51	—	528
Total trading liabilities, excluding derivative contracts	55,139	13,450	71	—	68,660

Derivative contracts(2)	2,062	681,830	4,429	(665,750)	22,571
Obligation to return securities received as collateral	14,267	464	—	—	14,731
Other payables — interest and other	—	80	9	—	89
Long-term borrowings	—	30,044	1,455	—	31,499

During the nine months ended September 30, 2012, $1,740 million and $350 million of assets and liabilities, respectively, were transferred from Level 1 to Level 2, and $785 million and $40 million of assets and liabilities, respectively, were transferred from Level 2 to Level 1.  Of the asset transfer from Level 1 to Level 2, $640 million was due to a restriction that became effective for a non-qualifying investment security during the first quarter of 2012, while $535 million of the asset transfer from Level 2 to Level 1 was due to the lapse of this restriction during the second quarter of 2012.  The remaining transfers were the result of additional information associated with certain equities, derivative contracts and investment securities non-qualifying.

(dollars in millions)
	Fair Value Measurements on a Recurring Basis
	as of December 31, 2011
	Level 1	Level 2	Level 3	Netting Adj(1)	Total
Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations:
Corporate debt	$—	$295	$—	$—	$295
Non-U.S. governments and agencies	—	1,757	—	—	1,757
U.S. Government and agencies	1,796	740	—	—	2,536
Total securities segregated for regulatory purposes or deposited with clearing organizations	1,796	2,792	—	—	4,588
Receivables under resale agreements	—	85,652	—	—	85,652
Receivables under securities borrowed transactions	—	259	—	—	259
Trading assets, excluding derivative contracts:
Equities	14,962	5,860	179	—	21,001
Convertible debentures	—	4,519	99	—	4,618
Non-U.S. governments and agencies	28,026	1,871	342	—	30,239
Corporate debt	—	13,027	3,962	—	16,989
Preferred stock	—	89	227	—	316
Mortgages, mortgage-backed and asset-backed	—	5,055	3,199	—	8,254
U.S. Government and agencies	22,183	20,820	—	—	43,003
Municipals and money markets	1,067	9,755	2,047	—	12,869
Physical commodities and other	—	175	—	—	175
Total trading assets, excluding derivative contracts	66,238	61,171	10,055	—	137,464
Derivative contracts(2)	1,810	722,108	10,110	(699,015)	35,013
Investment securities available-for-sale:
U.S. Government and agencies	398	—	—	—	398
Securities, mortgage-backed and asset backed
Non-agency MBS	—	249	—	—	249
Corporate ABS	—	—	47	—	47
Total investment securities available-for-sale	398	249	47	—	694
Investment securities non-qualifying	2,624	328	574	—	3,526
Total investment securities	3,022	577	621	—	4,220
Securities received as collateral	13,058	658	—	—	13,716

Loans, notes and mortgages	—	596	1,726	—	2,322
Other assets	—	—	1,349	—	1,349
Liabilities:
Payables under repurchase agreements	—	34,235	—	—	34,235
Short-term borrowings	—	5,908	—	—	5,908
Trading liabilities, excluding derivative contracts:
Equities	10,868	1,230	—	—	12,098
Convertible debentures	—	125	—	—	125
Non-U.S. governments and agencies	15,911	643	—	—	16,554
Corporate debt	—	6,927	52	—	6,979
Preferred stock	—	89	16	—	105
U.S. Government and agencies	15,603	1,373	—	—	16,976
Municipals, money markets and other	549	51	45	—	645
Total trading liabilities, excluding derivative contracts	42,931	10,438	113	—	53,482
Derivative contracts(2)	1,419	724,713	5,615	(705,508)	26,239
Obligation to return securities received as collateral	13,058	658	—	—	13,716
Other payables — interest and other	—	163	10	—	173
Long-term borrowings	—	28,139	2,186	—	30,325

(1)	Represents counterparty and cash collateral netting.

(2)	Refer to Note 6 for product level detail.

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

Level 3 Financial Instruments
The following tables provide a summary of changes in Merrill Lynch’s Level 3 financial assets and liabilities for the three and nine months ended September 30, 2012 and September 30, 2011.

(dollars in millions)
	Level 3 Financial Assets and Liabilities Three Months Ended September 30, 2012
		Total Realized and Unrealized Gains or (Losses) included in Income			Total Realized and Unrealized Gains or (Losses) included in Income	Unrealized Gains or (Losses) to OCI	Sales	Purchases	Issuances	Settlements
	Beginning Balance	Principal Transactions	Other Revenue	Interest							Transfers In	Transfers Out	Ending Balance
Assets:
Trading assets, excluding derivative contracts:
Equities	$185	$(5)	$—	$—	$(5)	$—	(2)	16	$—	(9)	$1	$(66)	$120
Convertible debentures	34	1	—	—	1	—	(3)	—	—	—	3	(2)	33
Non-U.S. governments and agencies	389	7	—	—	7	—	(112)	29	—	(4)	1	(7)	303
Corporate debt	2,106	45	—	—	45	—	(236)	350	—	(103)	100	(260)	2,002
Preferred stock	228	18	—	—	18	—	(10)	27	—	—	4	—	267
Mortgages, mortgage-backed and asset-backed	4,578	106	—	—	106	—	(228)	380	—	(97)	—	(1)	4,738
Municipals and money markets	1,730	10	—	—	10	—	(361)	150	—	(15)	—	(4)	1,510
Total trading assets, excluding derivative contracts	9,250	182	—	—	182	—	(952)	952	—	(228)	109	(340)	8,973
Derivative contracts, net	3,414	(766)	—	—	(766)	—	(41)	56	—	(24)	(212)	19	2,446
Investment securities available-for-sale :
Corporate ABS	8	—	—	—	—	—	—	—	—	—	—	—	8
Total investment securities available-for-sale	8	—	—	—	—	—	—	—	—	—	—	—	8
Investment securities non-qualifying	333	—	(1)	—	(1)	—	(6)	41	—	(13)	—	—	354
Total investment securities	341	—	(1)	—	(1)	—	(6)	41	—	(13)	—	—	362
Loans, notes and mortgages	1,776	—	66	8	74	—	(150)	—	—	(21)	—	—	1,679
Other assets	1,263	—	—	—	—	—	—	—	—	—	—	—	1,263
Liabilities:
Trading liabilities, excluding derivative contracts:
Corporate debt	9	2	—	—	2	—	22	(8)	—	—	1	(2)	20
Preferred stock	9	—	—	—	—	—	—	(9)	—	—	—	—	—
Municipals, money markets and other	44	2	—	—	2	—	9	—	—	—	—	—	51
Total trading liabilities, excluding derivative contracts	62	4	—	—	4	—	31	(17)	—	—	1	(2)	71
Other payables - interest and other	2	—	(1)	—	(1)	—	—		5	—	1	—	9
Long-term borrowings	1,469	(45)	(3)	—	(48)	—	—	(11)	16	(109)	308	(266)	1,455

Transfers out for equities primarily relate to increased market liquidity and price observability for certain equity positions. Transfers in and out for corporate debt primarily relate to changes in market liquidity for certain corporate loans. Transfers in for derivative contracts, net primarily relate to decreased price observability for certain long-dated equity derivative liabilities due to a lack of independent pricing. Transfers in and out related to long-term borrowings are primarily due to changes in the impact of unobservable inputs on the value of certain equity-linked structured notes.

(dollars in millions)
	Level 3 Financial Assets and Liabilities Nine Months Ended September 30, 2012
		Total Realized and Unrealized Gains or (Losses) included in Income			Total Realized and Unrealized Gains or (Losses) included in Income	Unrealized Gains or (Losses) to OCI	Sales	Purchases	Issuances	Settlements
	Beginning Balance	Principal Transactions	Other Revenue	Interest							Transfers In	Transfers Out	Ending Balance
Assets:
Trading assets, excluding derivative contracts:
Equities	$179	$(10)	$—	$—	$(10)	$—	(54)	58	$—	(18)	$33	$(68)	$120
Convertible debentures	99	1	—	—	1	—	(56)	—	—	—	8	(19)	33
Non-U.S. governments and agencies	342	5	—	—	5	—	(357)	337	—	(5)	1	(20)	303
Corporate debt(1)	3,962	136	—	—	136	—	(1,991)	907	—	(542)	248	(718)	2,002
Preferred stock	227	29	—	—	29	—	(102)	109	—	(1)	5	—	267
Mortgages, mortgage-backed and asset-backed(1)	3,199	158	—	—	158	—	(621)	1,710	—	(330)	736	(114)	4,738
Municipals and money markets	2,047	19	—	—	19	—	(680)	357	—	(206)	—	(27)	1,510
Total trading assets, excluding derivative contracts	10,055	338	—	—	338	—	(3,861)	3,478	—	(1,102)	1,031	(966)	8,973
Derivative contracts, net	4,495	(1,308)	—	—	(1,308)	—	(420)	616	—	(370)	(191)	(376)	2,446
Investment securities available-for-sale :
Corporate ABS	47	—	(2)	—	(2)	—	—	—	—	(37)	—	—	8
Total investment securities available-for-sale	47	—	(2)	—	(2)	—	—	—	—	(37)	—	—	8
Investment securities non-qualifying	574	—	(7)	—	(7)	—	(96)	50	—	(167)	—	—	354
Total investment securities	621	—	(9)	—	(9)	—	(96)	50	—	(204)	—	—	362
Loans, notes and mortgages	1,726	—	180	23	203	—	(166)	7	—	(91)	—	—	1,679
Other assets	1,349	—	(86)	—	(86)	—	—	—	—	—	—	—	1,263
Liabilities:
Trading liabilities, excluding derivative contracts:
Corporate debt	52	2	—	—	2	—	57	(52)	—	1	3	(39)	20
Preferred stock	16	(2)	—	—	(2)	—	9	(14)	—	—	—	(13)	—
Municipals, money markets and other	45	7	—	—	7	—	18	(6)	1	—	—	—	51
Total trading liabilities, excluding derivative contracts	113	7	—	—	7	—	84	(72)	1	1	3	(52)	71
Other payables - interest and other	10	—	3	—	3	—	—	(1)	5	—	1	(3)	9
Long-term borrowings	2,186	(104)	(38)	—	(142)	—	33	(109)	97	(738)	749	(905)	1,455

(1)
During the nine months ended September 30, 2012, approximately $900 million was reclassified from Corporate debt to Mortgages, mortgage-backed and asset-backed.  In the table above, this reclassification is presented as a sale of Corporate debt and as a purchase of Mortgages, mortgage-backed and asset-backed trading assets.

Transfers in and out for corporate debt primarily relate to changes in market liquidity for certain corporate loans. Transfers in for mortgages, mortgage-backed and asset-backed is primarily the result of additional information related to certain CLOs. Transfers out for mortgages, mortgage-backed and asset-backed relates to increased market activity (i.e., executed trades) for certain loans backed by commercial real estate. Transfers in for derivative contracts, net primarily relate to decreased price observability for certain long-dated equity derivative liabilities due to lack of independent pricing. Transfers out for derivative contracts, net primarily relates to increased price observability (i.e., market comparables for referenced instruments) for certain total return swaps ("TRS") and foreign exchange swaps. Transfers in and out related to long-term borrowings are primarily due to changes in the impact of unobservable inputs on the value of certain equity-linked structured notes.

(dollars in millions)
	Level 3 Financial Assets and Liabilities Three Months Ended September 30, 2011
		Total Realized and Unrealized Gains or (Losses) included in Income			Total Realized and Unrealized Gains or (Losses) included in Income	Unrealized Gains or (Losses) to OCI	Sales	Purchases	Issuances	Settlements
	Beginning Balance	Principal Transactions	Other Revenue	Interest							Transfers In	Transfers Out	Ending Balance
Assets:
Trading assets, excluding derivative contracts:
Equities	163	(9)	—	—	(9)	—	(73)	73	—	(1)	11	—	164
Convertible debentures	152	—	—	—	—	—	(13)	9	—	—	18	(12)	154
Non-U.S. governments and agencies	391	(17)	—	—	(17)	—	(3)	3	—	—	1	—	375
Corporate debt	3,846	(199)	—	—	(199)	—	(433)	925	—	(238)	516	(103)	4,314
Preferred stock	307	1	—	—	1	—	(17)	30	—	(24)	—	—	297
Mortgages, mortgage-backed and asset-backed	4,848	(98)	—	—	(98)	—	(1,281)	83	—	(51)	—	(281)	3,220
Municipals and money markets	2,486	22	—	—	22	—	(158)	52	—	(189)	54	(1)	2,266
Total trading assets, excluding derivative contracts	12,193	(300)	—	—	(300)	—	(1,978)	1,175	—	(503)	600	(397)	10,790
Derivative contracts, net	5,101	988	—	—	988	—	(114)	109	—	(1,912)	285	(4)	4,453
Investment securities available-for-sale :
Mortgage-backed securities — agency CMOs	55	—	—	—	—	—	—	—	—	—	—	—	55
Mortgage-backed securities — non-agency MBSs	96	—	(5)	—	(5)	(13)	(1)	9	—	—	—	—	86
Corporate ABS	86	—	(6)	—	(6)	—	—	162	—	—	—	—	242
Total investment securities available-for-sale	237	—	(11)	—	(11)	(13)	(1)	171	—	—	—	—	383
Investment securities non-qualifying	1,571	—	106	—	106	—	(286)	6	—	(109)	—	—	1,288
Total investment securities	1,808	—	95	—	95	(13)	(287)	177	—	(109)	—	—	1,671
Loans, notes and mortgages	1,940	—	(61)	8	(53)	—	(154)	2	450	(20)	—	(326)	1,839
Other Assets		—	—	—	—	—	—	1,578	—	—	—	—	1,578
Liabilities:
Trading liabilities, excluding derivative contracts:
Corporate debt	28	1	—	—	1	—	12	(10)	—	—	24	—	53
Preferred stock	23	2	—	—	2	—	—	(7)	—	—	—	—	14
Municipals, money markets and other	3	(1)	—	—	(1)	—	—	(1)	—	—	—	—	3
Total trading liabilities, excluding derivative contracts	54	2	—	—	2	—	12	(18)	—	—	24	—	70
Other payables - interest and other	108	—	1	—	1	—	—	—	—	—	—	(100)	7
Long-term borrowings	2,532	344	18	—	362	—	17	(120)	164	(173)	326	(240)	2,144

Net gains in principal transactions related to derivative contracts, net were primarily due to credit spreads widening on short CDS baskets.

Sales of mortgages, mortgage-backed and asset-backed securities primarily relates to the sale of CDO and CLO positions.

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

(dollars in millions)
	Level 3 Financial Assets and Liabilities Nine Months Ended September 30, 2011
		Total Realized and Unrealized Gains or (Losses) included in Income			Total Realized and Unrealized Gains or (Losses) included in Income	Unrealized Gains to OCI	Sales	Purchases	Issuances	Settlements
	Beginning Balance	Principal Transactions	Other Revenue	Interest							Transfers In	Transfers Out	Ending Balance
Assets:
Trading assets, excluding derivative contracts:
Equities	$170	$26	$—	$—	$26	$—	$(159)	$181	$—	$(64)	$11	$(1)	$164
Convertible debentures	—	7	—	—	7	—	(97)	238	—	—	18	(12)	154
Non-U.S. governments and agencies	243	68	—	—	68	—	(18)	125	—	(3)	4	(44)	375
Corporate debt	4,605	128	—	—	128	—	(2,529)	2,043	—	(346)	763	(350)	4,314
Preferred stock	287	29	—	—	29	—	(123)	60	—	(76)	120	—	297
Mortgages, mortgage-backed and asset-backed	5,747	286	—	—	286	—	(3,689)	1,596	—	(90)	1	(631)	3,220
Municipals and money markets	2,327	53	—	—	53	—	(1,810)	1,936	—	(361)	126	(5)	2,266
Total trading assets, excluding derivative contracts	13,379	597	—	—	597	—	(8,425)	6,179	—	(940)	1,043	(1,043)	10,790
Derivative contracts, net	6,368	1,015	—	—	1,015	—	(796)	742	—	(2,774)	584	(686)	4,453
Investment securities available-for-sale :
Mortgage-backed securities — agency CMOs	—	—	—	—	—	—	—	56	—	(1)	—	—	55
Mortgage-backed securities — non-agency MBSs	213	—	(20)	—	(20)	(35)	(83)	11	—	—	—	—	86
Corporate ABS	—	—	(6)	—	(6)	—	—	248	—	—	—	—	242
Total investment securities available-for-sale	213	—	(26)	—	(26)	(35)	(83)	315	—	(1)	—	—	383
Investment securities non-qualifying	3,394	—	451	—	451	—	(1,138)	52	—	(298)	375	(1,548)	1,288
Total investment securities	3,607	—	425	—	425	(35)	(1,221)	367	—	(299)	375	(1,548)	1,671
Loans, notes and mortgages	1,891	—	168	25	193	—	(650)	146	665	(175)	135	(366)	1,839
Other Assets	—	—	—	—	—	—	—	1,578	—	—	—	—	1,578
Liabilities:
Trading liabilities, excluding derivative contracts:
Corporate debt	—	—	—	—	—	—	84	(55)	—	—	24	—	53
Preferred stock	—	2	—	—	2	—	23	(7)	—	—	—	—	14
Municipals, money markets and other	—	(1)	—	—	(1)	—	22	(20)	—	—	—	—	3
Total trading liabilities, excluding derivative contracts	—	1	—	—	1	—	129	(82)	—	—	24	—	70
Other payables - interest and other	126	—	26	—	26	—	4	(6)	9	—	—	(100)	7
Long-term borrowings	2,396	242	3	—	245	—	72	(232)	412	(499)	855	(615)	2,144

Net gains in principal transactions related to derivative contracts, net were primarily due to credit spreads widening on short CDS baskets in the third quarter of 2011.

Sales of corporate debt primarily relates to sales of corporate ARS and distressed loans during the first quarter of 2011. Sales of mortgages, mortgage-backed and asset-backed securities primarily relates to the sale of CDO positions in conjunction with the liquidation of a VIE and sales of CLO positions due to the unwind of Merrill Lynch's proprietary trading business. Purchases of corporate debt primarily relates to purchases of non-investment grade and distressed corporate loans and bonds. Purchases of mortgages, mortgage-backed and asset-backed securities primarily relates to purchases of CDO and CLO positions. Sales and purchases of municipal securities is primarily due to dealer activity in student loan ARS. Sales of investment securities non-qualifying primarily relates to the sale of a private equity investment during the first quarter of 2011.

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
The following tables provide the portion of gains or losses included in income for the three and nine months ended September 30, 2012 and September 30, 2011 attributable to unrealized gains or losses relating to those Level 3 assets and liabilities held at September 30, 2012 and September 30, 2011, respectively.

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3 Assets and Liabilities Still Held
	Three Months ended September 30, 2012				Nine Months ended September 30, 2012
	Principal Transactions	Other Revenue	Interest	Total	Principal Transactions	Other Revenue	Interest	Total
Assets:
Trading assets, excluding derivative contracts:
Equities	$(6)	$—	$—	$(6)	$(4)	$—	$—	$(4)
Convertible debentures	1	—	—	1	1	—	—	1
Non-U.S. governments and agencies	8	—	—	8	16	—	—	16
Corporate debt	27	—	—	27	(8)	—	—	(8)
Preferred stock	17	—	—	17	23	—	—	23
Mortgages, mortgage-backed and asset-backed	88	—	—	88	95	—	—	95
Municipals and money markets	1	—	—	1	—	—	—	—
Total trading assets, excluding derivative contracts	136	—	—	136	123	—	—	123
Derivative contracts, net	(764)	—	—	(764)	(1,253)	—	—	(1,253)
Investment securities non-qualifying	—	(1)	—	(1)	—	(28)	—	(28)
Loans, notes and mortgages	—	66	—	66	—	129	—	129
Other assets	—	—	—	—	—	(86)	—	(86)
Liabilities:
Trading liabilities, excluding derivative contracts:
Municipals, money markets and other	1	—	—	1	3	—	—	3
Total trading liabilities, excluding derivative contracts	1	—	—	1	3	—	—	3
Other payables — interest and other	—	(2)	—	(2)	—	—	—	—
Long-term borrowings	(46)	(3)	—	(49)	(105)	(37)	—	(142)

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3 Assets and Liabilities Still Held
	Three Months ended September 30, 2011				Nine Months ended September 30, 2011
	Principal Transactions	Other Revenue	Interest	Total	Principal Transactions	Other Revenue	Interest	Total
Assets:
Trading assets, excluding derivative contracts:
Equities	$(9)	$—	$—	$(9)	$(55)	$—	$—	$(55)
Convertible debentures	—	—	—	—	3	—	—	3
Non-U.S. governments and agencies	16	—	—	16	86	—	—	86
Corporate debt	(206)	—	—	(206)	(52)	—	—	(52)
Preferred stock	(11)	—	—	(11)	12	—	—	12
Mortgages, mortgage-backed and asset-backed	(116)	—	—	(116)	85	—	—	85
Municipals and money markets	1	—	—	1	17	—	—	17
Total trading assets, excluding derivative contracts	(325)	—	—	(325)	96	—	—	96
Derivative contracts, net	875	—	—	875	1,144	—	—	1,144
Investment securities available-for-sale:
Mortgage-backed securities - non-agency MBSs	—	(5)	—	(5)	—	(30)	—	(30)
Corporate/Agency bonds	—	(6)	—	(6)	—	(6)	—	(6)
Total investment securities available-for-sale	—	(11)	—	(11)	—	(36)	—	(36)
Investment securities non-qualifying	—	(54)	—	(54)	—	38	—	38
Total investment securities	—	(65)	—	(65)	—	2	—	2
Loans, notes and mortgages	—	(61)	—	(61)	—	124	—	124

Liabilities:
Trading liabilities, excluding derivative contracts:
Corporate debt	1	—	—	1	—	—	—	—
Preferred Stock	2	—	—	2	2	—	—	2
Municipals, money markets and other	(1)	—	—	(1)	(1)	—	—	(1)
Total trading liabilities, excluding derivative contracts	2	—	—	2	1	—	—	1
Other payables — interest and other	—	(1)	—	(1)	—	1	—	1
Long-term borrowings	331	18	—	349	229	(9)	—	220

Level 3 Significant Inputs
The following tables present information about significant unobservable inputs related to material components of Merrill Lynch's Level 3 financial assets and liabilities as of September 30, 2012.
Quantitative Information about Level 3 Fair Value Measurements

(dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges of Inputs
Loans and Securities
Instruments backed by residential real estate assets	$1,699	Discounted Cash Flow	Yield	5% to 25%
Loans, notes and mortgages	1,015		Prepayment Speeds (CPR)	3% to 10%
Trading assets - Mortgages, mortgage-backed and asset-backed	684		Default Rates (CDR)	1% to 3%
			Loss Severities	35% to 45%
Instruments backed by commercial real estate assets	$1,723	Discounted Cash Flow	Yield	5% to 7%
Loans, notes and mortgages	214		Loss Severities	31% to 100%
Other assets	1,263
Trading assets - Mortgages, mortgage-backed and asset-backed	246
Commercial loans, debt securities and other	$6,260	Discounted Cash Flow, Market Comparables	Yield	0% to 20%
Loans, notes and mortgages	450		Enterprise Value/EBITDA multiple	3x to 7x
Trading assets - Mortgages, mortgage-backed and asset-backed	3,808		Prepayment Speed	5% to 25%
Trading assets - Corporate debt	2,002		Default Rates	1% to 5%
			Loss Severity	25% to 40%
Auction Rate Securities		Discounted Cash Flow, Market Comparables	Projected tender price / re-financing level	50% to 100%
Trading assets - Municipals and money markets	$1,510

Long-term borrowings (structured notes)
Long-term borrowings	$1,455	Industry Standard Derivative Pricing (1)	Equity Correlation	30% to 97%
			Long- Dated Volatilities	20% to 70%

(1)	Includes models such as Monte Carlo simulation and Black-Scholes.

CPR = Constant Prepayment Rate
CDR = Constant Default Rate

Quantitative Information about Level 3 Fair Value Measurements

(dollars in millions)		Inputs
Financial Instrument	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges of Inputs
Net Derivative Contracts
Credit derivatives	2,655	Discounted Cash Flow, Stochastic Recovery Correlation Model	Yield	2% to 25%
			Credit spreads	71bps to 600bps
			Upfront points	30 to 99
			Spread to index	-1,874bps to 2,708bps
			Credit correlation	30% to 80%
			Prepayment speed (CPR)	5% to 25%
			Default rates (CDR)	1% to 5%
			Loss severity	25% to 40%
Equity derivatives	(723)	Industry Standard Derivative Pricing (1)	Equity Correlation	30% to 97%
			Long-Dated Volatilities	20% to 70%
Commodity derivatives	(1)	Discounted Cash Flow	Long-term Natural Gas Basis	-$0.270 to $0.314
Interest rate derivatives	515	Industry Standard Derivative Pricing (1)	Correlation (IR/IR)	15% to 100%
			Correlation (FX/IR)	-65% to 50%
			Long Dated Inflation Rates	1.8% to 2.9%
			Long Dated Inflation Volatilities	0.2% to 1.3%
			Long Dated Volatilities (FX)	5% to 36%
			Long Dated Swap Rates	3% to 10%
Total net derivative contracts	$2,446

(1)	Includes models such as Monte Carlo simulation, Black-Scholes and other methods that model the joint dynamics of interest, inflation and foreign exchange rates.
IR = Interest Rate
FX = Foreign Exchange
CPR = Constant Prepayment Rate
CDR = Constant Default Rate
In the tables above, instruments backed by residential and commercial real estate assets include RMBS, CMBS, whole loans, mortgage CDOs and net monoline exposure. Commercial loans, debt securities and other include corporate CLOs and CDOs, commercial loans and bonds, and securities backed by non-real estate assets. Structured notes primarily include equity-linked notes that are accounted for under the fair value option.

In addition to the instruments disclosed in the tables above, Merrill Lynch holds $354 million of Investment securities non-qualifying that are primarily comprised of certain direct private equity investments and private equity funds that are classified as Level 3.  Valuations of direct private equity investments are prepared internally based on the most recent portfolio company financial information. Inputs generally include market and acquisition comparables, entry level multiples, as well as other variables.  Merrill Lynch selects a valuation methodology (e.g., market comparables) for each investment and, in certain instances, multiple inputs are weighted to derive the most representative value.  Discounts are applied as appropriate to consider the lack of liquidity and marketability versus publicly traded companies.  For private equity funds, fair value is generally determined using the net asset value as provided by the individual fund's general partner.
Merrill Lynch uses multiple market approaches in valuing certain of its Level 3 financial instruments. For example, market comparables and discounted cash flows are used together. For a given product, such as corporate debt securities, market comparables may be used to estimate some of the unobservable inputs and then these inputs are incorporated into a discounted cash flow model. Therefore, the balances disclosed encompass both of these techniques.

The level of aggregation and diversity within the products disclosed in the tables above result in certain ranges of inputs being wide and unevenly distributed across asset and liability categories. For credit derivatives, for example, the range of credit spreads represents positions with varying levels of risk. The lower end of the credit spread range typically represents shorter-dated instruments and those with better perceived credit risk. The higher end of the range comprises longer-dated instruments and those referencing non-performing or impaired reference issuers. Similarly, the spread to index can vary significantly based on the risk of the instrument.  The spread will be positive for instruments that have a higher risk of default than the index (which is based on a weighted-average of its components) and negative for instruments that have a lower risk of default than the index.

For interest rate derivatives, the diversity in the portfolio is reflected in wide ranges of inputs because varying currencies and tenors result in the use of numerous foreign exchange and interest rate curves. Since foreign exchange and interest rate correlations are measured between curves and across the various tenors on the same curve, the range of potential values can include both significantly negative and positive values.

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

Non-recurring Fair Value
Certain assets and liabilities are measured at fair value on a non-recurring basis and are not included in the tables above. These assets and liabilities primarily include loans and loan commitments held for sale that are reported at lower of cost or fair value and loans held for investment that were initially measured at cost and have been written down to fair value as a result of an impairment. The following tables show the fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2012 and December 31, 2011, and related gains (losses) for the three and nine month periods ended September 30, 2012 and September 30, 2011.

(dollars in millions)
	Non-Recurring Basis			Gains/(Losses)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)
	as of September 30, 2012			Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	Level 2	Level 3	Total	September 30, 2012	September 30, 2012	September 30, 2011	September 30, 2011
Assets:
Investment securities non-qualifying	$—	$4	$4	$—	$—	$—	$(5)
Loans, notes and mortgages	11	247	258	(9)	(49)	(43)	1
Other assets	2	97	99	(1)	(1)	—	(7)
Liabilities:
Other payables — interest and other	$—	$—	$—	$—	$—	$—	$(1)

(dollars in millions)
	Non-Recurring Basis
	as of December 31, 2011
	Level 2	Level 3	Total
Assets:
Investment securities non-qualifying	$—	$5	$5
Loans, notes and mortgages	298	245	543
Other assets	—	19	19

Loans, notes and mortgages includes held for sale loans that are carried at the lower of cost or fair value and for which the fair value was below the cost basis at September 30, 2012 and December 31, 2011. It also includes certain impaired held for investment loans where an allowance for loan losses has been calculated based upon the fair value of the loans or collateral. Level 3 assets as of September 30, 2012 and December 31, 2011 primarily relate to commercial real estate loans that are classified as held for sale where there continues to be significant illiquidity in the loan trading and securitization markets.

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
The following tables provide information about the line items in the Condensed Consolidated Statements of (Loss) Earnings where changes in fair values of assets and liabilities, for which the fair value option election has been made, are included for the three and nine months ended September 30, 2012 and September 30, 2011.

(dollars in millions)
	Changes in Fair Value For the Three Months Ended September 30, 2012, for Items Measured at Fair Value Pursuant to the Fair Value Option Election			Changes in Fair Value For the Nine Months Ended September 30, 2012, for Items Measured at Fair Value Pursuant to the Fair Value Option Election
	Gains (Losses) Principal Transactions	Gains (Losses) Other Revenues	Total Changes in Fair Value	Gains (Losses) Principal Transactions	Gains (Losses) Other Revenues	Total Changes in Fair Value
Assets:
Receivables under resale agreements	$(44)	$—	$(44)	$(73)	$—	$(73)
Investment securities	—	(2)	(2)	—	—	—
Loans	27	74	101	56	151	207
Liabilities:
Payables under repurchase agreements	40	—	40	15	—	15
Short-term borrowings	(1)	—	(1)	18	—	18
Other payables — interest and other	—	44	44	—	75	75
Long-term borrowings	(1,476)	(6)	(1,482)	(3,317)	(27)	(3,344)

(dollars in millions)
	Changes in Fair Value For the Three Months Ended September 30, 2011, for Items Measured at Fair Value Pursuant to the Fair Value Option Election			Changes in Fair Value For the Nine Months Ended September 30, 2011, for Items Measured at Fair Value Pursuant to the Fair Value Option Election
	Gains (Losses) Principal Transactions	Gains (Losses) Other Revenues	Total Changes in Fair Value	Gains (Losses) Principal Transactions	Gains (Losses) Other Revenues	Total Changes in Fair Value
Assets:
Receivables under resale agreements	$169	$—	$169	$197	$—	$197
Investment securities	—	(26)	(26)	—	4	4
Loans	(23)	(114)	(137)	(23)	25	2
Liabilities:
Payables under repurchase agreements	(16)	—	(16)	(13)	—	(13)
Short-term borrowings	214	—	214	307	—	307
Other payables — interest and other	—	(65)	(65)	—	(49)	(49)
Long-term borrowings	4,568	134	4,702	4,062	134	4,196

The following describes the rationale for electing to account for certain financial assets and liabilities at fair value, as well as the impact of instrument-specific credit risk on the fair value.
Resale and repurchase agreements
Merrill Lynch elected the fair value option for certain resale and repurchase agreements and, to a lesser extent,

securities borrowing agreements. The fair value option election was made based on the tenor of the agreements, which reflect the magnitude of the interest rate risk. The majority of resale and repurchase agreements collateralized by U.S. Government securities was excluded from the fair value option election as these contracts are generally short-dated and therefore the interest rate risk is not considered significant. Amounts loaned under resale agreements require collateral with a market value equal to or in excess of the principal amount loaned, resulting in minimal credit risk for such transactions.
Loans and loan commitments

Merrill Lynch elected the fair value option for certain loans that are risk managed on a fair value basis. Upon the acquisition of Merrill Lynch by Bank of America, Merrill Lynch also elected the fair value option for certain mortgage, commercial, and leveraged loans and loan commitments. The changes in the fair value of loans and loan commitments, for which the fair value option was elected, that were attributable to changes in borrower-specific credit risk were not material for the three and nine months ended September 30, 2012 and September 30, 2011.
As of September 30, 2012 and December 31, 2011, the aggregate fair value of loans for which the fair value option election has been made that were 90 days or more past due was $14 million and $28 million, respectively, and the aggregate fair value of loans that were in non-accrual status was $24 million and $117 million at September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012 and December 31, 2011, the unpaid principal amount due exceeded the aggregate fair value of such loans that are 90 days or more past due and/or in non-accrual status by $147 million and $172 million, respectively.
Short-term and long-term borrowings

Merrill Lynch elected the fair value option for certain short-term and long-term borrowings that are risk managed on a fair value basis (e.g., structured notes) and/or for which hedge accounting under Derivatives Accounting had been difficult to obtain. The majority of the fair value changes on long-term borrowings are from structured notes with coupon or repayment terms that are linked to the performance of debt and equity securities, indices, currencies or commodities. Excluding gains (losses) related to changes in Merrill Lynch's credit spreads, the majority of the gains (losses) for the respective periods are offset by gains (losses) on derivatives and securities that economically hedge these borrowings and that are accounted for at fair value. The changes in the fair value of liabilities for which the fair value option election was made that were attributable to changes in Merrill Lynch's credit spreads were net losses of approximately $(0.8) billion and $(3.0) billion for the three and nine months ended September 30, 2012, respectively, and net gains of approximately $2.9 billion and $2.7 billion for the three and nine months ended September 30, 2011, respectively. Changes in Merrill Lynch specific credit risk are derived by isolating fair value changes due to changes in Merrill Lynch's credit spreads as observed in the secondary cash market.

The fair value option was also elected for certain non-recourse short-term and long-term borrowings and secured borrowings issued by consolidated VIEs. The fair value of these borrowings is not materially affected by changes in Merrill Lynch's creditworthiness.

The following tables present the difference between fair values and the aggregate contractual principal amounts of receivables under resale agreements, receivables under securities borrowed transactions, loans and long-term borrowings for which the fair value option election has been made as of September 30, 2012 and December 31, 2011.

(dollars in millions)
	Fair Value at	Principal Amount Due Upon Maturity
	September 30, 2012		Difference
Assets:
Receivables under resale agreements	$99,587	$99,200	$387
Receivables under securities borrowed transactions	1,258	1,281	(23)
Loans (1)	3,193	3,848	(655)
Liabilities:
Long-term borrowings (2)	31,499	33,770	(2,271)

(1)	Includes trading loans with a fair value of $513 million.

(2)
The difference between the fair value and principal amount due upon maturity at September 30, 2012 relates to the impact of changes in Merrill Lynch's credit spreads, as well as the fair value of the embedded derivative, where applicable.

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
The following disclosures relate to financial instruments for which the ending balances at September 30, 2012 and December 31, 2011 are not carried at fair value in their entirety on Merrill Lynch’s Condensed Consolidated Balance Sheets.
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

The following table presents the carrying value and fair value, by fair value hierarchy, of Merrill Lynch's loans, notes and mortgages, deposits and long-term borrowings at September 30, 2012. See Note 4 for further information regarding the fair value hierarchy:

(dollars in millions)
		Fair Value Measurement
		As of September 30, 2012
	Carrying Value	Level 2	Level 3	Total
Financial assets
Loans, notes and mortgages (1)	$19,564	$563	$18,991	$19,554
Financial liabilities
Deposits	12,529	12,529	—	12,529
Long-term borrowings (2)	97,352	97,475	1,455	98,930

(1)	Loans are presented net of the allowance for loan losses.

(2)	Includes junior subordinated notes (related to trust preferred securities).

The following table presents the carrying value and fair value of loans, notes and mortgages, deposits and long-term borrowings at December 31, 2011:

(dollars in millions)
	December 31, 2011
	Carrying Value	Fair Value
Financial assets
Loans, notes and mortgages(1)	$20,574	$20,048
Financial liabilities
Deposits	12,364	12,364
Long-term borrowings (2)	110,718	102,339

(1)	Loans are presented net of the allowance for loan losses.

(2)	Includes junior subordinated notes (related to trust preferred securities).

Commercial Unfunded Lending Commitments

Fair values were generally determined using a discounted cash flow valuation approach, which is applied using market-based CDS or internally-developed benchmark credit curves. The fair value option was elected for certain loan commitments. See Note 4 for additional information.

The carrying values and fair values of Merrill Lynch's commercial unfunded lending commitments were $95 million and $143 million, respectively, at September 30, 2012 and $208 million and $264 million, respectively, at December 31, 2011. Commercial unfunded lending commitments, which are included in Other payables - Interest and other on the Condensed Consolidated Balance Sheet, are primarily classified as Level 2 or Level 3.

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

Derivatives Accounting establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities. Derivatives Accounting requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The fair value of all derivatives and associated cash collateral is recorded on a net-by-counterparty basis on the Condensed Consolidated Balance Sheets where Merrill Lynch believes a legal right of offset exists under an enforceable netting agreement. All derivatives, including bifurcated embedded derivatives within structured notes, are reported on the Condensed Consolidated Balance Sheets as trading assets and liabilities.

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

2.
Merrill Lynch uses foreign-exchange forward contracts, foreign-exchange options, and currency swaps to hedge its net investments in foreign operations, as well as other foreign currency exposures (e.g., non-U.S. dollar denominated debt and expenses). These instruments are used to mitigate the impact of changes in exchange rates. Changes in the fair value of these instruments are reported in OCI and other revenues when net investment hedge accounting is applied; otherwise changes in fair value are reported in other revenues.

3.
Merrill Lynch enters into futures, swaps, options and forward contracts to manage the price risk of certain commodity inventory and forecasted commodity purchases and sales. Changes in fair value of these derivatives are reported in principal transactions revenues, unless cash flow hedge accounting is applied.

4.	Merrill Lynch enters into CDS to manage the credit risk on certain loans that are not part of trading activities. Changes in the fair value of these derivatives are reported in other revenues.

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

2.  A hedge of the variability of cash flows to be received or paid related to a recognized asset, liability or forecasted transaction (“cash flow hedge”). Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in OCI until earnings are affected by the variability of cash flows of the hedged asset or liability or when the forecasted purchase or sale occurs. All cash flow hedges were de-designated in 2011. See Note 6 to the Consolidated Financial Statements in the 2011 Annual Report for further information. The amount remaining in OCI that is expected to be reclassified into earnings in the next 12 months is not material.

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

Hedge accounting activity for 2012 and 2011 included the following:
Fair value hedges

(dollars in millions)
	2012			2011
	Derivative (1)	Hedged Item (1)(2)	Hedge Ineffectiveness (1)	Derivative (1)	Hedged Item (1)(2)	Hedge Ineffectiveness (1)
For the three months ended September 30:
Interest rate risk on USD denominated long-term borrowings	$(49)	$(125)	$(174)	$1,555	$(1,744)	$(189)
Interest rate risk on foreign currency denominated long-term borrowings	(207)	153	(54)	(345)	287	(58)
Commodity price risk on commodity inventory	(24)	24	—	16	(16)	—

For the nine months ended September 30:
Interest rate risk on USD denominated long-term borrowings	11	(496)	(485)	1,700	(2,100)	(400)
Interest rate risk on foreign currency denominated long-term borrowings	(531)	383	(148)	335	(499)	(164)
Commodity price risk on commodity inventory	(10)	10	—	—	—	—

	2012			2011
	Trading Assets	Trading Liabilities		Trading Assets	Trading Liabilities

As of September 30, 2012 and December 31, 2011:
Carrying value of hedging derivatives:
Long-term borrowings	$6,177	$887		$6,940	$841
Commodity inventory	28	2		70	5
Notional amount of hedging derivatives:
Long-term borrowings	37,019	9,813		44,180	11,092
Commodity inventory	115	6		152	6

(1)	Amounts are recorded in interest expense and other revenues for long-term borrowings and principal transactions for commodity inventory.

(2)	Excludes the impact of the accretion of purchase accounting adjustments made to certain long-term borrowings in connection with the acquisition of Merrill Lynch by Bank of America.

Net investment hedges of foreign operations

(dollars in millions)
		2012			2011
	Gains (losses) Recognized in Accumulated OCI	Gains (losses) in Income Reclassified from Accumulated OCI (1)	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (1)	Gains (losses) Recognized in Accumulated OCI	Gains (losses) in Income Reclassified from Accumulated OCI (1)	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (1)
For the three months ended September 30:
Foreign exchange risk	$(567)	$(12)	$12	$1,215	$(18)	$(110)

For the nine months ended September 30:
Foreign exchange risk	(457)	(49)	(86)	254	(21)	(267)

		2012			2011
As of September 30, 2012 and December 31, 2011:
Carrying value of hedging derivatives:
Trading assets		$175			$690
Trading liabilities		794			492
Carrying value of non-derivative hedges:
Long-term borrowings		—			61
Notional amount of hedging derivatives:
in an asset position		3,328			20,068
in a liability position		19,560			7,338

(1)	Amounts are recorded in other revenues.
Net gains (losses) on economic hedges

(dollars in millions)
	2012(1)	2011(1)
For the three months ended September 30:
Interest rate risk	$6	$182
Foreign currency risk	48	(2,350)
Credit risk	(22)	65

For the nine months ended September 30:
Interest rate risk	17	178
Foreign currency risk	(456)	796
Credit risk	(53)	48

(1)	Amounts are recorded in other revenues and interest expense.

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

The following tables identify the primary risk for derivative instruments, which includes trading, non-trading and bifurcated embedded derivatives, at September 30, 2012 and December 31, 2011. The primary risk is provided on a gross basis, prior to the application of the impact of counterparty and cash collateral netting.

(dollars in millions)
	As of September 30, 2012
	Contract/ Notional	Trading Assets- Derivative Contracts	Contract/ Notional	Trading Liabilities- Derivative Contracts
Interest rate contracts
Swaps	$8,374,191	$536,237	$8,113,852	$532,035
Futures and forwards	2,378,341	2,325	2,380,931	2,053
Written options	—	—	1,279,262	64,754
Purchased options	1,272,147	68,817	—	—
Foreign exchange contracts
Swaps	787,495	32,344	807,193	38,830
Spot, futures and forwards	93,990	2,259	88,490	2,359
Written options	—	—	274,860	5,289
Purchased options	213,044	4,932	—	—
Equity contracts
Swaps	27,768	1,266	24,397	1,399
Futures and forwards	27,468	1,464	24,307	1,423
Written options	—	—	327,939	15,777
Purchased options	314,432	14,405	—	—
Commodity contracts
Swaps	32,484	3,188	33,159	4,581
Futures and forwards	299,124	4,881	282,453	2,696
Written options	—	—	191,816	3,001
Purchased options	194,053	2,450	—	—
Credit derivatives
Purchased protection:
Credit default swaps	120,185	11,510	101,695	2,065
Total return swaps	5,812	619	3,508	1,175
Other credit derivatives	1,705	3	242	—
Written protection:
Credit default swaps	103,658	2,766	115,520	10,428
Total return swaps	1,556	340	14,361	452
Other credit derivatives	—	1	1,279	4
Gross derivative assets/liabilities	$14,247,453	$689,807	$14,065,264	$688,321
Less: Legally enforceable master netting		(633,047)		(633,047)
Less: Cash collateral received/paid		(30,139)		(32,703)
Total derivative assets and liabilities		$26,621		$22,571

(dollars in millions)
	As of December 31, 2011
	Contract/ Notional	Trading Assets- Derivative Contracts	Contract/ Notional	Trading Liabilities- Derivative Contracts
Interest rate contracts
Swaps	$8,196,809	$564,696	$7,978,404	$560,638
Futures and forwards	2,117,971	1,510	2,003,741	1,339
Written options	—	—	1,419,278	66,733
Purchased options	1,336,149	69,812	—	—
Foreign exchange contracts
Swaps	766,899	27,312	798,173	35,299
Spot, futures and forwards	104,356	3,887	98,411	3,791
Written options	—	—	249,575	7,437
Purchased options	236,465	7,220	—	—
Equity contracts
Swaps	23,233	1,028	22,887	1,141
Futures and forwards	30,791	1,747	20,988	1,450
Written options	—	—	345,947	14,596
Purchased options	341,731	14,816	—	—
Commodity contracts
Swaps	35,681	4,823	36,391	5,799
Futures and forwards	233,567	5,254	236,919	3,183
Written options	—	—	140,600	9,443
Purchased options	139,312	9,426	—	—
Credit derivatives
Purchased protection:
Credit default swaps	174,857	20,124	67,664	1,416
Total return swaps	2,771	407	3,493	291
Other credit derivatives	274	3	25	—
Written protection:
Credit default swaps	66,841	1,737	179,907	19,061
Total return swaps	4,350	226	1,239	129
Other credit derivatives	—	—	25	1
Gross derivative assets/liabilities	$13,812,057	$734,028	$13,603,667	$731,747
Less: Legally enforceable master netting		(672,524)		(672,524)
Less: Cash collateral received/paid		(26,491)		(32,984)
Total derivative assets and liabilities		$35,013		$26,239

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

Sales and trading revenue includes changes in fair value and realized gains and losses on the sales of trading and other assets, which are included in principal transactions and other revenues, net interest (expense) income, and commissions. Initial trading related revenue is generated by the difference in the client price for an instrument and the price at which the trading desk can execute the trade in the dealer market. That revenue is included within principal transactions on the Condensed Consolidated Statements of (Loss) Earnings. For equity securities, commissions related to purchases and sales are recorded in commissions on the Condensed Consolidated Statements of (Loss) Earnings. Changes in the fair value of these equity securities are included in principal transactions. These amounts are reflected in equity risk in the tables below. Revenue for debt securities, with the exception of interest, is typically included in principal transactions. Unlike commissions for equity securities, the initial revenue related to broker/dealer services for debt securities is included in the pricing of the instrument rather than charged through separate fee agreements. Therefore, this revenue is recorded in principal transactions as part of the initial mark to fair value. In transactions where Merrill Lynch acts as an agent, fees are earned and recorded in commissions. In the tables below, most government debt securities are reflected in interest rate risk. All other government debt securities (including, for example, municipal bonds and emerging markets government debt) and corporate debt securities are included in credit risk.

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

The following tables identify the amounts in the income statement line items attributable to trading and non-trading activities, including both derivatives and non-derivative cash instruments categorized by primary risk for the three and nine months ended September 30, 2012 and September 30, 2011.

Non-trading related amounts include activities in connection with principal investment, wealth management, and certain lending activities; economic hedging activity discussed in the Non-trading derivatives section above; and the impact of changes in Merrill Lynch's own creditworthiness on borrowings accounted for at fair value.
For The Three Months Ended September 30, 2012

(dollars in millions)
	Principal Transactions	Commissions	Other Revenues(1)	Net Interest (Expense) Income	Total
Interest rate risk	$246	$18	$3	$171	$438
Foreign exchange risk	(5)	—	1	—	(4)
Equity risk	173	594	14	96	877
Commodity risk	132	—	(1)	(29)	102
Credit risk	515	—	77	477	1,069
Total trading related	1,061	612	94	715	2,482
Non-trading related	(868)	597	149	(753)	(875)
Total	$193	$1,209	$243	$(38)	$1,607

(1) Includes other income and other-than-temporary impairment losses on available-for-sale debt securities.

For The Nine Months Ended September 30, 2012

(dollars in millions)
	Principal Transactions	Commissions	Other Revenues(1)	Net Interest (Expense) Income	Total
Interest rate risk	$624	$55	$7	$543	$1,229
Foreign exchange risk	55	—	1	—	56
Equity risk	1,949	1,926	56	(873)	3,058
Commodity risk	487	—	—	(87)	400
Credit risk	1,914	—	143	1,554	3,611
Total trading related	5,029	1,981	207	1,137	8,354
Non-trading related	(3,040)	1,823	1,058	(2,253)	(2,412)
Total	$1,989	$3,804	$1,265	$(1,116)	$5,942

(1)	Includes other income and other-than-temporary impairment losses on available-for-sale debt securities.

For The Three Months Ended September 30, 2011

(dollars in millions)
	Principal Transactions	Commissions	Other Revenues(1)	Net Interest (Expense) Income	Total
Interest rate risk	$396	$21	$—	$205	$622
Foreign exchange risk	24	—	—	1	25
Equity risk	132	792	36	104	1,064
Commodity risk	216	—	1	(29)	188
Credit risk	(829)	16	33	634	(146)
Total trading related	(61)	829	70	915	1,753
Non-trading related	2,842	612	(1,127)	(803)	1,524
Total	$2,781	$1,441	$(1,057)	$112	$3,277

(1)	Includes other income and other-than-temporary impairment losses on available-for-sale debt securities.

For The Nine Months Ended September 30, 2011

(dollars in millions)
	Principal Transactions	Commissions	Other Revenues(1)	Net Interest (Expense) Income	Total
Interest rate risk	$746	$64	$19	$585	$1,414
Foreign exchange risk	72	—	—	6	78
Equity risk	2,020	2,458	94	(715)	3,857
Commodity risk	523	—	—	(86)	437
Credit risk	62	44	390	2,028	2,524
Total trading related	3,423	2,566	503	1,818	8,310
Non-trading related	2,702	1,912	1,230	(2,543)	3,301
Total	$6,125	$4,478	$1,733	$(725)	$11,611

(1)	Includes other income and other-than-temporary impairment losses on available-for-sale debt securities.

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
Credit derivatives where Merrill Lynch is the seller of credit protection are summarized below:

(dollars in millions)
	Maximum Payout/ Notional	Less than 1 year	1 − 3 years	3 − 5 years	Over 5 years	Carrying Value(1)
At September 30, 2012:
Derivative contracts:
Credit derivatives:
Investment grade(2)	$151,359	$27,011	$50,121	$60,538	$13,689	$2,356
Non-investment grade(2)	85,015	11,456	20,514	29,518	23,527	8,528
Total credit derivatives	236,374	38,467	70,635	90,056	37,216	10,884
Credit related notes:
Investment grade(2)	2,978	4	6	214	2,754	2,978
Non-investment grade(2)	1,600	158	90	143	1,209	1,600
Total credit related notes	4,578	162	96	357	3,963	4,578
Total derivative contracts	$240,952	$38,629	$70,731	$90,413	$41,179	$15,462
At December 31, 2011:
Derivative contracts:
Credit derivatives:
Investment grade(2)	$130,770	$22,021	$47,593	$46,918	$14,238	$4,189
Non-investment grade(2)	121,592	13,263	26,428	38,301	43,600	15,002
Total credit derivatives	252,362	35,284	74,021	85,219	57,838	19,191
Credit related notes:
Investment grade(2)	2,956	—	7	203	2,746	2,956
Non-investment grade(2)	1,511	127	77	82	1,225	1,511
Total credit related notes	4,467	127	84	285	3,971	4,467
Total derivative contracts	$256,829	$35,411	$74,105	$85,504	$61,809	$23,658

(1)	Derivative contracts are shown on a gross basis prior to counterparty or cash collateral netting.

(2)	Refers to the creditworthiness of the underlying reference obligations.

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

Merrill Lynch economically hedges its exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, Merrill Lynch purchases credit protection with identical underlying referenced names to offset its exposure. At September 30, 2012 and December 31, 2011, the notional value and carrying value of credit protection purchased and credit protection sold by Merrill Lynch with identical underlying referenced names was:

(dollars in millions)
	Maximum Payout/ Notional	Less than 1 year	1 − 3 years	3 − 5 years	Over 5 years	Carrying Value(1)
At September 30, 2012:
Credit derivatives purchased	$135,788	$26,208	$44,829	$44,914	$19,837	$4,431
Credit derivatives sold	144,488	28,110	43,678	47,088	25,612	6,186
At December 31, 2011:
Credit derivatives purchased	219,358	31,335	63,284	77,485	47,254	15,563
Credit derivatives sold	219,669	33,852	61,797	77,527	46,493	15,502

(1)	Derivative contracts are shown on a gross basis prior to counterparty or cash collateral netting.

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

Where Merrill Lynch has entered into legally enforceable netting agreements with counterparties, it reports derivative assets and liabilities, and any related cash collateral, net in the Condensed Consolidated Balance Sheets in accordance with ASC 210-20, Balance Sheet-Offsetting. At September 30, 2012 and December 31, 2011, cash collateral received of $30.1 billion and $26.5 billion, respectively, and cash collateral paid of $32.7 billion and $33.0 billion, respectively, was netted against derivative assets and liabilities. The enforceability of master netting agreements under bankruptcy laws in certain countries or in certain industries is not free from doubt, and receivables and payables with counterparties in these countries or industries are accordingly reported on a gross basis.

Monoline derivative credit exposure at September 30, 2012 had a notional value of $12.4 billion compared with $15.8 billion at December 31, 2011. The fair value of monoline derivative credit exposure was $1.1 billion at September 30, 2012 compared with $1.7 billion at December 31, 2011. At September 30, 2012, the CVA related to monoline derivative trading instruments exposure was $165 million compared with $382 million at December 31, 2011, which reduced Merrill Lynch's net exposure to $0.9 billion at September 30, 2012. Monoline related activity for the three and nine months ended September 30, 2012 resulted in gains of $55 million and $168 million, respectively, which consisted of credit valuation adjustments and exposure changes.

Bank of America has guaranteed the performance of Merrill Lynch on certain derivative transactions. The aggregate amount of such derivative liabilities was approximately $1.3 billion at September 30, 2012.
Credit-risk related contingent features

Most of Merrill Lynch's derivative contracts contain credit risk related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom Merrill Lynch has transacted. These contingent features may be for the benefit of Merrill Lynch as well as its counterparties with respect to changes in Merrill Lynch's creditworthiness and the exposure under the derivative transactions. At September 30, 2012 and December 31, 2011, Merrill Lynch held cash and securities collateral of $40.7 billion and $40.9 billion and posted cash and securities collateral of $39.9 billion and $45.2 billion in the normal course of business under derivative agreements.

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

At September 30, 2012, the amount of collateral, calculated based on the terms of the contracts that Merrill Lynch could be required to post to counterparties but had not yet posted to counterparties was approximately $1.7 billion.

Some counterparties are currently able to unilaterally terminate certain contracts, or Merrill Lynch may be required to take other action such as find a suitable replacement or obtain a guarantee. At September 30, 2012, the current liability for these derivative contracts was $1.0 billion, against which Merrill Lynch had posted $0.9 billion of collateral.

At September 30, 2012, if the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by one incremental notch, the amount of additional collateral contractually required by such derivative contracts and other trading agreements would have been approximately $0.5 billion. If the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by a second incremental notch, approximately $4.0 billion in additional collateral would have been required.

Also, if the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by one incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of September 30, 2012 was $2.7 billion, against which $2.0 billion of collateral had been posted. Further, if the rating agencies had downgraded their long-term debt ratings for ML & Co. or certain subsidiaries by a second incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of September 30, 2012 was an incremental $1.3 billion, against which $0.7 billion of collateral had been posted.

Valuation Adjustments on Derivatives

Merrill Lynch records credit risk valuation adjustments on derivatives in order to properly reflect the credit quality of the counterparties on the value of the derivatives. Merrill Lynch calculates valuation adjustments on derivatives based on a modeled expected exposure that incorporates current market risk factors. The exposure also takes into consideration credit mitigants such as legally enforceable master netting arrangements and collateral. CDS spread data is used to estimate the default probabilities and severities that are applied to the exposures. Where no observable credit default data is available for counterparties, Merrill Lynch uses proxies and other market data to estimate default probabilities and severity.

Valuation adjustments on derivatives are affected by changes in market spreads, non-credit related market factors such as interest rate and currency changes that affect the expected exposure, and other factors such as changes in collateral arrangements and partial payments. Credit spread changes and non-credit factors can move independently; for example, for an interest rate swap, changes in interest rates may increase the expected exposure, which would increase CVA. Independently, counterparty credit spreads may tighten, which would result in an offsetting decrease to CVA.

Merrill Lynch may enter into economic hedges to offset market driven exposures. Merrill Lynch often hedges the counterparty spread risk in CVA with credit default swaps and often hedges the other market risks in both CVA and DVA primarily with currency and interest rate swaps. Since the components of the valuation adjustments on derivatives move independently and Merrill Lynch may not hedge all of the market driven exposures, the effect of a hedge may increase the gross valuation adjustments on derivatives or may result in a gross positive valuation adjustment on derivatives becoming a negative adjustment (or the reverse).

During the three months ended September 30, 2012, Merrill Lynch refined its methodology for calculating valuation adjustments on derivatives on a prospective basis. Merrill Lynch no longer considers the probability of default for both the counterparty and Merrill Lynch when calculating the counterparty CVA and DVA and now only considers the probability of the counterparty defaulting for CVA and Merrill Lynch defaulting for DVA. This change in estimate increased CVA by $51 million and DVA by $85 million for both the three and nine months ended September 30, 2012, with a net gain of $34 million. The effect of this change in estimate is reflected in the table below.

The Valuation Adjustments on Derivatives table presents CVA gains (losses) and DVA gains (losses) for Merrill Lynch on a gross and net of hedges basis, which are recorded in principal transactions revenues.

Valuation Adjustments on Derivatives
	Three Months Ended September 30				Nine Months Ended September 30
	2012		2011		2012		2011
(dollars in millions)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Derivative assets (CVA) (1)	$304	$100	$(963)	$(312)	$454	$275	$(1,454)	$(1,051)
Derivative liabilities (DVA) (2)	(288)	(252)	759	765	(893)	(1,020)	692	648

(1)	At September 30, 2012 and December 31, 2011, the cumulative counterparty credit risk valuation adjustment reduced the derivative assets balance by $1.3 billion and $1.5 billion.

(2)	At September 30, 2012 and December 31, 2011, Merrill Lynch's cumulative DVA reduced the derivative liabilities balance by $0.5 billion and $1.1 billion.

Note 7.	Securities Financing Transactions
Merrill Lynch enters into secured borrowing and lending transactions in order to meet customers’ needs and earn residual interest rate spreads, obtain securities for settlement and finance trading inventory positions.
Under these transactions, Merrill Lynch either receives or provides collateral, including U.S. Government and agency securities, asset-backed, corporate debt, equity, and non-U.S. government and agency securities. Merrill

Lynch receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and other loans. Under most agreements, Merrill Lynch is permitted to sell or repledge the securities received (e.g., use the securities to secure repurchase agreements, enter into securities lending transactions, or deliver to counterparties to cover short positions). At September 30, 2012 and December 31, 2011, the fair value of securities received as collateral where Merrill Lynch is permitted to sell or repledge the securities was $506 billion and $418 billion, respectively, and the fair value of the portion that had been sold or repledged was $432 billion and $349 billion, respectively. Merrill Lynch may use securities received as collateral for resale agreements to satisfy regulatory requirements such as Rule 15c3-3 of the Securities Exchange Act of 1934.
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
Merrill Lynch pledges assets to collateralize repurchase agreements and other secured financings. Pledged securities that can be sold or repledged by the secured party are parenthetically disclosed in trading assets on the Condensed Consolidated Balance Sheets. The carrying value and classification of securities owned by Merrill Lynch that have been pledged to counterparties where those counterparties do not have the right to sell or repledge at September 30, 2012 and December 31, 2011 are as follows:

(dollars in millions)
	September 30, 2012	December 31, 2011
Trading asset category
Equities and convertible debentures	$9,738	$6,469
Corporate debt and preferred stock	8,556	7,961
U.S. Government and agencies	29,664	22,689
Non-U.S. governments and agencies	1,538	627
Mortgages, mortgage-backed, and asset-backed securities	2,931	1,959
Municipals and money markets	1,233	561
Total	$53,660	$40,266
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

Investment securities on the Condensed Consolidated Balance Sheets include:

•
Investments within the scope of Investment Accounting that are held by ML & Co. and certain of its non-broker-dealer subsidiaries consist of debt securities, which are classified as available-for-sale, and are used for investment, liquidity management, and/or collateral management purposes.

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
Investment securities reported on the Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011 are presented below.

(dollars in millions)
	September 30, 2012	December 31, 2011
Investment securities
Available-for-sale	$822	$694
Non-qualifying
Equity investments	3,110	3,810
Other investments	2,457	2,180
Total	$6,389	$6,684

For the three and nine months ended September 30, 2012, other-than-temporary impairment ("OTTI") losses related to non-agency mortgage-backed available-for-sale securities were $0 million and $6 million, respectively. For the three and nine months ended September 30, 2011, OTTI losses related to non-agency mortgage-backed available-for-sale securities were $12 million and $59 million, respectively. Net impairment losses recognized in earnings represent the credit component of OTTI losses on available-for-sale debt securities and total OTTI losses for available-for-sale debt securities that Merrill Lynch does not intend to hold to recovery. Those amounts were $0 million and $6 million for the three and nine months ended September 30, 2012 and $5 million and $49 million for the three and nine months ended September 30, 2011, respectively. Refer to Note 1 for Merrill Lynch's accounting policy regarding OTTI of investment securities.
Information regarding investment securities subject to Investment Accounting follows.

(dollars in millions)
	September 30, 2012
	Amortized Cost	Fair Value
Available-for-Sale
Securities, mortgage-backed and asset-backed:
Corporate ABS	$371	$372
Non-agency mortgage backed securities	45	45
Subtotal	416	417
U.S. Government and agencies	405	405
Total available-for-sale securities	$821	$822

(dollars in millions)
	December 31, 2011
	Amortized Cost	Fair Value
Available-for-Sale
Securities, mortgage-backed and asset-backed:
Corporate ABS	$47	$47
Non-agency mortgage backed securities	249	249
Subtotal	296	296
U.S. Government and agencies	398	398
Total available-for-sale securities	$694	$694

There were no material gross unrealized gains or losses associated with available-for-sale securities as of September 30, 2012 or December 31, 2011. Additionally, there were no individual securities that had been in a continuous unrealized loss position for a year or more as of September 30, 2012 or December 31, 2011.

The amortized cost and fair value of available-for-sale debt securities by expected maturity for mortgage-backed securities and contractual maturity for other debt securities at September 30, 2012 are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$413	$413
Due after one year through five years	302	303
Due after five years through ten years	106	106
Total(1)	$821	$822

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay their obligations with or without prepayment penalties.
The proceeds and gross realized gains (losses) from the sale of available-for-sale securities during the three and nine months ended September 30, 2012 and September 30, 2011 are as follows:

(dollars in millions)
	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Proceeds	$19	$22	$423	$3,876
Gross realized gains	5	5	2	46
Gross realized losses	—	—	—	(4)

Equity Method Investments

At September 30, 2012 and December 31, 2011, Merrill Lynch held certain investments that were accounted for under the equity method of accounting, none of which were individually material. Other revenues for the nine months ended September 30, 2011 included a gain of $377 million associated with the sale of Merrill Lynch's remaining investment in BlackRock, Inc.

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

The tables below present the assets and liabilities of consolidated and unconsolidated VIEs if Merrill Lynch has continuing involvement with transferred assets or if Merrill Lynch otherwise has a variable interest in the VIE. For consolidated VIEs, these amounts are net of intercompany balances. The tables also present Merrill Lynch's maximum loss exposure resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which Merrill Lynch holds a variable interest as of September 30, 2012 and December 31, 2011. Merrill Lynch's maximum loss exposure is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on Merrill Lynch's Condensed Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. Merrill Lynch's maximum loss exposure does not include losses previously recognized.

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

The following table summarizes certain information related to Loan VIEs in which Merrill Lynch is either the transferor, servicer or sponsor and holds a variable interest as of September 30, 2012 and December 31, 2011.

(dollars in millions)
	Non-Agency
	Prime		Subprime		Commercial Mortgage
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Unconsolidated VIEs:
Maximum loss exposure(1)	$12	$16	$48	$52	$121	$130
Senior securities held
Trading assets	$3	$1	$1	$2	$9	$19
Subordinated securities held
Trading assets	—	—	2	8	9	1
Residual interests held	3	8	—	—	40	42
Total retained securities(2)	$6	$9	$3	$10	$58	$62
Principal balance outstanding(3)	$254	$191	$5,981	$6,192	$17,907	$24,545

(1)	Maximum loss exposure excludes liabilities for representations and warranties.

(2)	Substantially all of the securities were in Level 2 in the fair value hierarchy.

(3)	Principal balance outstanding includes those loans that Merrill Lynch transferred and with which it has continuing involvement.

In accordance with consolidation guidance, Merrill Lynch consolidates Loan VIEs in which it has a controlling financial interest. For loan securitizations, Merrill Lynch is considered to have a controlling financial interest (i.e., is the primary beneficiary) when it is the servicer of the loans and also holds a financial interest that could potentially be significant to the entity. If Merrill Lynch is not the servicer of an entity or does not hold a financial interest that could be significant to the entity, Merrill Lynch does not have a controlling financial interest and does not consolidate the entity. Merrill Lynch did not have a controlling financial interest in Loan VIEs at September 30, 2012.

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

Merrill Lynch also provides default protection or credit enhancement to investors in certain municipal bond trusts whereby Merrill Lynch guarantees the payment of interest and principal on floating-rate certificates issued by these trusts. If an investor holds the residual interest, that investor typically has the unilateral ability to liquidate the trust at any time, while Merrill Lynch typically has the ability to trigger the liquidation of that trust only if the market value of the bonds held in the trust declines below a specified threshold. The weighted average remaining life of bonds held in the trusts at September 30, 2012 was 9.3 years.

The following table summarizes certain information related to municipal bond trusts in which Merrill Lynch holds a variable interest as of September 30, 2012 and December 31, 2011.

(dollars in millions)
	September 30, 2012			December 31, 2011
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum Loss Exposure	$2,839	$802	$3,641	$3,713	$920	$4,633
On-balance sheet assets
Trading assets	$2,839	$38	$2,877	$3,713	$178	$3,891
Total	$2,839	$38	$2,877	$3,713	$178	$3,891
On-balance sheet liabilities
Short-term borrowings	$2,732	$—	$2,732	$4,939	$—	$4,939
Payables to Bank of America	1,184	—	1,184	—	—	—
Total	$3,916	$—	$3,916	$4,939	$—	$4,939
Total assets of VIEs	$2,839	$973	$3,812	$3,713	$1,154	$4,867

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

In the three months and nine months ended September 30, 2012, Merrill Lynch was the transferor of assets into unconsolidated municipal bond trusts and received cash proceeds from new securitizations of $69 million and $268 million, respectively, as compared with $182 million and $509 million, respectively, in the three and nine months ended September 30, 2011. At September 30, 2012 and December 31, 2011, the principal balance outstanding for unconsolidated municipal bond securitization trusts for which Merrill Lynch was the transferor was $973 million and $1.2 billion, respectively.

Merrill Lynch's liquidity commitments to unconsolidated municipal bond trusts totaled $764 million and $742 million at September 30, 2012 and December 31, 2011, respectively.

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

The following table summarizes certain information related to CDO vehicles in which Merrill Lynch holds a variable interest as of September 30, 2012 and December 31, 2011.

(dollars in millions)
	September 30, 2012			December 31, 2011
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum Loss Exposure	$2,212	$1,489	$3,701	$1,695	$2,185	$3,880
On-balance sheet assets
Trading assets	$2,212	$262	$2,474	$1,844	$397	$2,241
Derivative contracts	—	380	380	—	678	678
Other assets	—	56	56	—	72	72
Total	$2,212	$698	$2,910	$1,844	$1,147	$2,991
On-balance sheet liabilities
Derivative contracts	$—	$7	$7	$—	$11	$11
Long-term borrowings	2,839	—	2,839	2,712	—	2,712
Total	$2,839	$7	$2,846	$2,712	$11	$2,723
Total assets of VIEs	$2,212	$27,630	$29,842	$1,844	$32,847	$34,691

Merrill Lynch's maximum loss exposure is significantly less than the total assets of unconsolidated CDO vehicles in the table above because Merrill Lynch typically has exposure to only a portion of the total assets.

At September 30, 2012, Merrill Lynch had $1.5 billion of aggregate liquidity exposure to CDOs. This amount includes $116 million of commitments to CDOs to provide funding for super senior exposures and $1.4 billion notional amount of derivative contracts with unconsolidated VIEs, principally CDO vehicles, which hold non-super senior CDO debt securities or other debt securities on Merrill Lynch's behalf. Refer to Note 14 for additional information. Merrill Lynch's liquidity exposure to CDOs at September 30, 2012 is included in the table above to the extent that Merrill Lynch sponsored the CDO vehicle or the liquidity exposure is more than insignificant compared to total assets of the CDO vehicle. Liquidity exposure included in the table is reported net of previously recorded losses.

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

The following table summarizes certain information related to customer vehicles in which Merrill Lynch holds a variable interest as of September 30, 2012 and December 31, 2011.

(dollars in millions)
	September 30, 2012			December 31, 2011
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum Loss Exposure	$1,633	$1,952	$3,585	$2,333	$2,106	$4,439
On-balance sheet assets
Trading assets	$3,599	$283	$3,882	$3,243	$211	$3,454
Derivative contracts	—	651	651	—	896	896
Other assets	758	—	758	1,446	—	1,446
Total	$4,357	$934	$5,291	$4,689	$1,107	$5,796
On-balance sheet liabilities
Derivative contracts	$15	$52	$67	$4	$42	$46
Short-term borrowings	142	—	142	—	—	—
Long-term borrowings	3,732	—	3,732	3,873	—	3,873
Other liabilities	1	431	432	1	448	449
Total	$3,890	$483	$4,373	$3,878	$490	$4,368
Total assets of VIEs	$4,357	$4,562	$8,919	$4,689	$5,265	$9,954

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

Merrill Lynch is typically the counterparty for the credit and equity derivatives entered into by the customer vehicles, and it may invest in securities issued by the vehicles. Merrill Lynch may also enter into interest rate and foreign currency derivatives with the vehicles. Merrill Lynch had approximately $745 million and $824 million of other liquidity commitments, including written put options and collateral value guarantees, with unconsolidated credit-linked and equity-linked note vehicles at September 30, 2012 and December 31, 2011, respectively.

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

The following table summarizes certain information related to Real Estate and other VIEs in which Merrill Lynch holds a variable interest as of September 30, 2012 and December 31, 2011.

(dollars in millions)
	September 30, 2012			December 31, 2011
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum Loss Exposure	$639	$3,042	$3,681	$1,821	$4,631	$6,452
On-balance sheet assets
Trading assets	$1,401	$1,812	$3,213	$—	$2,980	$2,980
Derivative contracts	—	432	432	—	440	440
Investment securities	41	43	84	162	62	224
Loans, notes, and mortgages	21	468	489	94	804	898
Other assets	27	288	315	1,575	344	1,919
Total	$1,490	$3,043	$4,533	$1,831	$4,630	$6,461
On-balance sheet liabilities
Long-term borrowings	$852	$—	$852	$10	$—	$10
Other liabilities	171	2	173	185	265	450
Total	$1,023	$2	$1,025	$195	$265	$460
Total assets of VIEs	$1,490	$21,493	$22,983	$1,831	$26,731	$28,562

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

Merrill Lynch resecuritized $12.2 billion and $36.5 billion of securities during the three and nine months ended September 30, 2012, respectively, as compared with $0.6 billion and $8.1 billion, respectively, in the three and nine months ended September 30, 2011. Merrill Lynch consolidates a resecuritization trust if it has sole discretion over the design of the trust, including the identification of securities to be transferred in and the structure of securities to be issued, and also retains a variable interest that could potentially be significant to the trust. If one or a limited number of third-party investors share responsibility for the design of the trust and purchase a significant portion of securities, including subordinated securities issued by non agency trusts, Merrill Lynch does not consolidate the trust.

Other Transactions

Merrill Lynch transferred pools of securities to certain independent third parties and provided financing for up to 75% of the purchase price under asset-backed financing arrangements. At September 30, 2012 and December 31, 2011, Merrill Lynch's maximum loss exposure under these financing arrangements was $3.4 billion and $4.7 billion, respectively, substantially all of which was recorded as loans, notes and mortgages on Merrill Lynch's Condensed Consolidated Balance Sheet. All principal and interest payments have been received when due in accordance with their contractual terms. These arrangements are not included in the tables above because the purchasers are not VIEs.

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

•	Other loans, which include securities-backed loans and loans classified as held-for-sale.
The table below presents information on Merrill Lynch’s loans outstanding at September 30, 2012 and December 31, 2011.

Age Analysis of Outstanding Loans
(dollars in millions)	September 30, 2012
	30-59 Days	60-89 Days	90 Days or more	Total Past	Total Current or Less Than	Nonperforming	Loans Measured at	Total
	Past Due	Past Due	Past Due	Due	30 Days Past Due	Loans (1)	Fair Value	Outstanding
Consumer loans
Residential mortgage	$9	$4	$—	$13	$423	$22	$—	$458
Home equity	—	—	—	—	97	3	—	100
Total consumer	9	4	—	13	520	25	—	558
Commercial
U.S. commercial	—	—	—	—	3,146	43	—	3,189
Commercial real estate	—	—	—	—	543	28	—	571
Non-U.S. commercial	—	—	—	—	2,923	42	—	2,965
Total commercial loans	—	—	—	—	6,612	113	—	6,725
Commercial loans measured at fair value	—	—	—	—	—	—	1,219	1,219
Total commercial	—	—	—	—	6,612	113	1,219	7,944
Other (2)	—	—	—	—	9,670	—	1,461	11,131
Total loans	$9	$4	$—	$13	$16,802	$138	$2,680	$19,633
Allowance for loan losses								(69)
Total loans, net								$19,564

Age Analysis of Outstanding Loans
(dollars in millions)	December 31, 2011
	30-59 Days	60-89 Days	90 Days or more	Total Past	Total Current or Less Than	Nonperforming	Loans Measured at	Total
	Past Due	Past Due	Past Due	Due	30 Days Past Due	Loans (1)	Fair Value	Outstanding
Consumer loans
Residential mortgage	$20	$4	$—	$24	$420	$25	$—	$469
Home equity	—	—	—	—	117	4	—	121
Total consumer	20	4	—	24	537	29	—	590
Commercial
U.S. commercial	—	1	2	3	3,753	85	—	3,841
Commercial real estate	—	—	—	—	667	108	—	775
Non-U.S. commercial	—	—	—	—	3,040	65	—	3,105
Total commercial loans	—	1	2	3	7,460	258	—	7,721
Commercial loans measured at fair value	—	—	—	—	—	—	909	909
Total commercial	—	1	2	3	7,460	258	909	8,630
Other (3)	—	—	—	—	10,013	—	1,413	11,426
Total loans	$20	$5	$2	$27	$18,010	$287	$2,322	$20,646
Allowance for loan losses								(72)
Total loans, net								$20,574

(1)	Excludes loans measured at fair value.

(2)	Includes securities-backed loans and loans held-for-sale of $9.1 billion and $2.0 billion, respectively, as of September 30, 2012.

(3)	Includes securities-backed loans and loans held-for-sale of $8.9 billion and $2.5 billion, respectively, as of December 31, 2011.
Merrill Lynch monitors the credit quality of its loans based on primary credit quality indicators. Merrill Lynch’s commercial loans are evaluated using the internal classifications of pass rated or reservable criticized as the primary credit quality indicators. The term reservable criticized refers to those commercial loans that are internally classified or listed by Merrill Lynch as Special Mention, Substandard or Doubtful, which are asset categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not considered reservable criticized. In addition to these primary credit quality indicators, Merrill Lynch uses other credit quality indicators for certain types of loans. The table below presents credit quality indicators for Merrill Lynch’s commercial loan portfolio, excluding loans accounted for under the fair value option, at September 30, 2012 and December 31, 2011.

(dollars in millions)	September 30, 2012
	U.S. Commercial	Commercial Real Estate	Non-U.S. Commercial
Risk Ratings
Pass rated	$3,025	$446	$2,833
Reservable criticized	164	125	132
Total Commercial Credit	$3,189	$571	$2,965

(dollars in millions)	December 31, 2011
	U.S. Commercial	Commercial Real Estate	Non-U.S. Commercial
Risk Ratings
Pass rated	$3,594	$511	$2,967
Reservable criticized	247	264	138
Total Commercial Credit	$3,841	$775	$3,105
Activity in the allowance for loan losses, which is primarily associated with commercial loans, is presented below:

(dollars in millions)
	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011
Allowance for loan losses, at beginning of period	$72	$170
Provision for loan losses	(1)	24
Charge-offs	(12)	(108)
Recoveries	9	3
Net charge-offs	(3)	(105)
Other	1	1
Allowance for loan losses, at end of period	$69	$90

Consumer loans, substantially all of which are collateralized, consisted of approximately 23,000 individual loans at September 30, 2012. Commercial loans consisted of approximately 900 separate loans.
Merrill Lynch’s outstanding loans include $2.0 billion and $2.5 billion of loans held for sale at September 30, 2012 and December 31, 2011, respectively. Loans held for sale are loans that Merrill Lynch expects to sell prior to maturity. At September 30, 2012, such loans consisted of $0.9 billion of consumer loans, primarily residential mortgages, and $1.1 billion of commercial loans. At December 31, 2011, such loans consisted of $1.0 billion of consumer loans, primarily residential mortgages, and $1.5 billion of commercial loans.
In some cases, Merrill Lynch enters into single name and index credit default swaps to mitigate credit exposure related to funded and unfunded commercial loans. The notional value of these swaps totaled $2.6 billion and $3.4 billion at September 30, 2012 and December 31, 2011, respectively.
The following tables provide information regarding Merrill Lynch’s net credit default protection associated with its funded and unfunded commercial loans as of September 30, 2012 and December 31, 2011:

Net Credit Default Protection by Maturity Profile

	September 30, 2012	December 31, 2011
Less than or equal to one year	22%	16%
Greater than one year and less than or equal to five years	77	82
Greater than five years	1	2
Total net credit default protection	100%	100%

Net Credit Default Protection by Credit Exposure Debt Rating

(dollars in millions)
	September 30, 2012		December 31, 2011
Ratings(1)	Net Notional	Percent	Net Notional	Percent
AA	$(583)	22.7%	$(661)	19.4%
A	(1,195)	46.4	(1,542)	45.1
BBB	(550)	21.4	(637)	18.6
BB	(85)	3.3	(190)	5.6
B	(40)	1.6	(190)	5.6
CCC and below	(119)	4.6	(195)	5.7
Total net credit default protection	$(2,572)	100%	$(3,415)	100.0%

(1)Merrill Lynch considers ratings of BBB- or higher to meet the definition of investment grade.

Note 11.	Goodwill and Intangible Assets
Goodwill
Goodwill is the cost of an acquired company in excess of the fair value of identifiable net assets at the acquisition date. Goodwill is tested annually (or more frequently under certain conditions) for impairment at the reporting unit level in accordance with ASC 350, Intangibles - Goodwill and Other ("Goodwill and Intangible Assets Accounting.") If the fair value of the reporting unit exceeds its carrying value, its goodwill is not deemed to be impaired. If the fair value is less than the carrying value, a further analysis is required to determine the amount of impairment, if any. Based on the annual impairment analysis completed during the third quarter of 2012, Merrill Lynch determined that there was no impairment of goodwill as of the June 30, 2012 test date.

The carrying amount of goodwill was $6.4 billion at both September 30, 2012 and December 31, 2011. Such amounts include the impact of an adjustment made during the quarter ended March 31, 2012 for $675 million of additional goodwill associated with Merrill Lynch's merger with Bank of America Securities Holdings Corporation as of November 1, 2010. Prior period financial statements have been adjusted to reflect this change, along with a corresponding adjustment to paid-in capital.
Intangible Assets
Intangible assets with definite lives at September 30, 2012 and December 31, 2011 consisted primarily of value assigned to customer relationships. Intangible assets with definite lives are tested for impairment in accordance with ASC 360, Property, Plant and Equipment whenever certain conditions exist which would indicate the carrying amounts of such assets may not be recoverable. Intangible assets with definite lives are amortized over their respective estimated useful lives. Intangible assets with indefinite lives consist of value assigned to the Merrill Lynch brand and are tested for impairment in accordance with Goodwill and Intangible Assets Accounting. Intangible assets with indefinite lives are not amortized. Based on the annual impairment analysis completed during the third quarter of 2012, Merrill Lynch determined that there was no impairment of the Merrill Lynch brand as of the June 30, 2012 test date.

The gross carrying amount of intangible assets with definite lives was $3.1 billion at September 30, 2012 and December 31, 2011. Accumulated amortization of intangible assets with definite lives was $1.2 billion and $0.9 billion at September 30, 2012 and December 31, 2011, respectively. The carrying amount of intangible assets with indefinite lives was $1.5 billion as of September 30, 2012 and December 31, 2011.

Amortization expense for the three month periods ended September 30, 2012 and September 30, 2011 was $78 million, and for the nine month periods ended September 30, 2012 and September 30, 2011 was $232 million.

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

Beginning late in the third quarter of 2009, in connection with the update or renewal of certain Merrill Lynch international securities offering programs, Bank of America agreed to guarantee debt securities, warrants and/or certificates issued by certain subsidiaries of ML & Co. on a going forward basis. All existing ML & Co. guarantees of securities issued by those same Merrill Lynch subsidiaries under various international securities offering programs will remain in full force and effect as long as those securities are outstanding, and Bank of America has not assumed any of those prior ML & Co. guarantees or otherwise guaranteed such securities. There were approximately $6.6 billion of securities guaranteed by Bank of America at September 30, 2012.

Following the completion of Bank of America's acquisition of Merrill Lynch, ML & Co. became a subsidiary of Bank of America and established intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these intercompany agreements is a $75 billion one-year revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America at a spread to LIBOR that is reset periodically and is consistent with other intercompany agreements. This credit line was renewed effective January 1, 2012 with a maturity date of January 1, 2013. The credit line will automatically be extended by one year to the succeeding January 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. The agreement does not contain any financial or other covenants. There were no outstanding borrowings under the line of credit at September 30, 2012.

In addition to the $75 billion unsecured line of credit, there is also a revolving unsecured line of credit that allows ML & Co. to borrow up to $25 billion from Bank of America. Interest on borrowings under the line of credit is based on prevailing short-term market rates. The line of credit does not contain any financial or other covenants. The line of credit matures on February 12, 2013. At September 30, 2012, approximately $4.1 billion was outstanding under the line of credit.

Merrill Lynch Pierce Fenner & Smith Incorporated ("MLPF&S") also has the following borrowing agreements with Bank of America:

•
A $4 billion one-year revolving unsecured line of credit - Interest on the line of credit is based on prevailing short-term market rates. The credit line will mature on November 1, 2013 and may automatically be extended by one year to the succeeding November 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. At September 30, 2012, there were no outstanding borrowings under the line of credit.

•
A $15 billion 364-day revolving unsecured line of credit - Interest on the line of credit is based on prevailing short-term market rates. The line of credit matures on February 19, 2013. At September 30, 2012, approximately $0.9 billion was outstanding under the line of credit.

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
The tables below exclude Merrill Lynch’s intercompany borrowings from Bank of America, see Note 2 for further information. Total borrowings at September 30, 2012 and December 31, 2011, which are comprised of short-term borrowings, long-term borrowings and junior subordinated notes (related to trust preferred securities), consisted of the following:

(dollars in millions)
	September 30, 2012	December 31, 2011
Senior debt	$48,026	$59,394
Senior structured notes	26,849	28,523
Subordinated debt	10,719	12,661
Junior subordinated notes (related to trust preferred securities)	3,804	3,789
Other subsidiary financing	1,213	868
Debt issued by consolidated VIEs	10,297	11,534
Total	$100,908	$116,769

Borrowings and deposits at September 30, 2012 and December 31, 2011, are presented below:

(dollars in millions)
	September 30, 2012	December 31, 2011
Short-term borrowings
Other unsecured short-term borrowings	$682	$1,112
Short-term borrowings issued by consolidated VIEs(1)	2,874	4,939
Total	$3,556	$6,051
Long-term borrowings(2)
Fixed-rate obligations(3)	$52,729	$60,482
Variable-rate obligations(4)(5)	33,396	39,852
Long-term borrowings issued by consolidated VIEs(1)	7,423	6,595
Total	$93,548	$106,929
Deposits
Non-U.S.	$12,529	$12,364

(1)	See Note 9 for additional information on debt issued by consolidated VIEs.

(2)	Excludes junior subordinated notes (related to trust preferred securities).

(3)	Fixed-rate obligations are generally swapped to variable rates.

(4)	Variable interest rates are generally based on rates such as LIBOR, the U.S. Treasury Bill rate, or the Federal Funds rate.

(5)	Includes structured notes.
See Note 5 for additional information on the fair value of long-term borrowings.
The weighted-average interest rates for borrowings at September 30, 2012 and December 31, 2011 (excluding structured products) were as follows:

	September 30, 2012	December 31, 2011
Short-term borrowings	0.2%	0.4%
Long-term borrowings	3.9	4.0
Junior subordinated notes (related to trust preferred securities)	6.5	6.5
Merrill Lynch also obtains standby letters of credit from issuing banks to satisfy various counterparty collateral requirements, in lieu of depositing cash or securities collateral. Such standby letters of credit aggregated $1.8 billion and $2.1 billion at September 30, 2012 and December 31, 2011, respectively.
Long-Term Borrowings
At September 30, 2012, long-term borrowings mature as follows:

(dollars in millions)
	Amount	Percentage of Total
Less than 1 year	$23,354	25%
1 – 2 years	22,938	25
2 – 3 years	6,064	6
3 – 4 years	4,346	5
4 – 5 years	8,654	9
Greater than 5 years	28,192	30
Total	$93,548	100%

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
Common Stock
As of September 30, 2012 and December 31, 2011, there are 1,000 shares of ML & Co. common stock outstanding, all of which are held by Bank of America.
Earnings Per Share
Earnings per share data is not provided, as Merrill Lynch is a wholly-owned subsidiary of Bank of America.

Note 14.	Commitments, Contingencies and Guarantees

Litigation and Regulatory Matters

The following supplements the disclosure in Note 14 to the Consolidated Financial Statements in Merrill Lynch's 2011 Annual Report and in Note 14 to the Condensed Consolidated Financial Statements of Merrill Lynch's Quarterly Report on Form 10-Q for the quarterly periods ended June 30, 2012 and March 31, 2012 (collectively, the "prior commitments and contingencies disclosure").

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

In the ordinary course of business, Merrill Lynch and its subsidiaries are also subject to regulatory examinations, information gathering requests, inquiries, investigations, and threatened legal actions and proceedings. Certain subsidiaries of Merrill Lynch are registered broker/dealers or investment advisors and are subject to regulation by the SEC, the Financial Industry Regulatory Authority (“FINRA”), the New York Stock Exchange, the Financial Services Authority ("FSA") and other domestic, international and state securities regulators. In connection with formal and informal inquiries by those agencies, such subsidiaries receive numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of their regulated activities.

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

In accordance with applicable accounting guidance, Merrill Lynch establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, Merrill Lynch does not establish an accrued liability. As a litigation or regulatory matter develops, Merrill Lynch, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, Merrill Lynch will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. Merrill Lynch continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal or external legal service providers, litigation-related expenses of approximately $170 million and $190 million were recognized for the three and nine months ended September 30, 2012, as compared with approximately $390 million and $670 million for the same periods in 2011.

For a limited number of the matters disclosed in this Note, and in the prior commitments and contingencies disclosure, for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, Merrill Lynch is able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, Merrill Lynch reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter, in light of potentially relevant factual and legal developments. These may include information learned through the discovery process, rulings on dispositive motions, settlement discussions, and other rulings by courts, arbitrators or others. In cases in which Merrill Lynch possesses sufficient appropriate information to develop an estimate of loss or range of possible loss, that estimate is aggregated and disclosed below. There may be other disclosed matters for which a loss is probable or reasonably possible but such an estimate may not be possible. For those matters where an estimate is possible, management currently estimates the aggregate range of possible loss is $0 to $900 million in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, this estimated range of possible loss represents what Merrill Lynch believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent Merrill Lynch's maximum loss exposure. Information is provided below, or in the prior commitments and contingencies disclosure, regarding the nature of all of these contingencies and, where specified, the amount of the claim associated with these loss contingencies. Based on current knowledge, management does not believe that loss contingencies arising from pending matters, including the matters described herein and in the prior commitments and contingencies disclosure, will have a material adverse effect on the consolidated financial position or liquidity of Merrill Lynch. However, in light of the inherent uncertainties involved in these matters, some of which are beyond Merrill Lynch's control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to Merrill Lynch's results of operations or cash flows for any particular reporting period.

"Good Reason" Litigation

On September 18, 2012, the court signed an order giving preliminary approval to the settlement and providing for notice to potential class members.

In re Bank of America Securities, Derivative and Employee Retirement Income Security Act (ERISA) Litigation

Securities Actions

On September 27, 2012, the parties in In re Bank of America Securities, Derivative and Employee Retirement Income Security Act (ERISA) Litigation agreed in principle to settle the securities claims (also referred to as the Merrill Lynch Class Action Settlement). Bank of America Corporation has agreed to pay $2.4 billion, and institute and/or continue certain Bank of America Corporation corporate governance enhancements until January 1, 2015, including those relating to majority voting in director elections, annual disclosure of noncompliance with stock ownership guidelines, policies for a board committee regarding future acquisitions, the independence of the board's compensation committee and its compensation consultants, and conducting an annual “say-on-pay” vote by shareholders. In exchange, Securities Plaintiffs will release their claims against all defendants. The agreement is subject to execution of a written settlement agreement and court approval.

Mortgage-Backed Securities ("MBS") Litigation

Merrill Lynch entities and/or their affiliates have been named as defendants in a number of cases relating to their various roles as issuer, originator, seller, depositor, sponsor, underwriter and/or controlling entity in MBS offerings, pursuant to which the MBS investors were entitled to a portion of the cash flow from the underlying pools of mortgages. These cases generally include actions by individual MBS purchasers. Although the allegations vary by lawsuit, these cases generally allege that the registration statements, prospectuses and prospectus supplements for securities issued by securitization trusts contained material misrepresentations and omissions, in violation of Sections 11, 12 and/or 15 of the Securities Act of 1933, Sections 10(b) and/or 20 of the Securities Exchange Act of 1934 and/or state securities laws and other state statutory and common laws.

These cases generally involve allegations of false and misleading statements regarding (i) the process by which the properties that served as collateral for the mortgage loans underlying the MBS were appraised; (ii) the percentage of equity that mortgage borrowers had in their homes; (iii) the borrowers' ability to repay their mortgage loans; (iv) the underwriting practices by which those mortgage loans were originated; (v) the ratings given to the different tranches of MBS by rating agencies; and/or (vi) the validity of each issuing trusts' title to the mortgage loans comprising the pool for the securitization (collectively, “MBS Claims”). Plaintiffs in these cases generally seek unspecified compensatory damages, unspecified costs and legal fees and, in some instances, seek rescission. A number of other entities (including the National Credit Union Administration) have threatened legal actions against Merrill Lynch and its affiliates concerning MBS offerings.

Federal Housing Finance Agency Litigation

On August 14, 2012, the U.S. Court of Appeals for the Second Circuit granted the UBS defendants' application for an interlocutory appeal in FHFA v. UBS Americas, Inc., et al.

Bayerische Landesbank, New York Branch (Merrill Lynch) Litigation

On September 27, 2012, the case was settled for an amount not material to Merrill Lynch's condensed consolidated results of operations.

Dexia (Merrill Lynch) Litigation

On September 27, 2012, the case was settled for an amount not material to Merrill Lynch's condensed consolidated results of operations.

Commitments
At September 30, 2012, Merrill Lynch’s commitments had the following expirations:

(dollars in millions)
		Commitment expiration
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Lending commitments	$4,707	$915	$617	$2,921	$254
Purchasing and other commitments	4,063	1,995	1,108	696	264
Operating leases	2,617	786	828	540	463
Commitments to enter into resale and securities borrowing agreements	98,340	98,340	—	—	—
Commitments to enter into repurchase and securities lending agreements	56,412	56,412	—	—	—
Total	$166,139	$158,448	$2,553	$4,157	$981

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
Purchasing and Other Commitments
At September 30, 2012, Merrill Lynch had commitments to purchase loans of $1.7 billion, which, upon settlement of the commitment, will be included in trading assets, loans held for investment or loans held for sale. Such commitments totaled $2.5 billion at December 31, 2011. Merrill Lynch has also entered into agreements with providers of market data, communications, systems consulting, and other office-related services. At September 30, 2012 and December 31, 2011, minimum fee commitments over the remaining life of these agreements totaled $1.3 billion and $1.5 billion, respectively. Other purchasing commitments amounted to $1.0 billion at both September 30, 2012 and December 31, 2011. In addition, Merrill Lynch had commitments to purchase partnership interests, primarily related to private equity and principal investing activities, at September 30, 2012 and December 31, 2011 of $0.1 billion and $0.3 billion, respectively.

In the normal course of business, Merrill Lynch enters into commitments for underwriting transactions. Settlement of these transactions as of September 30, 2012 would not have a material effect on the Condensed Consolidated Balance Sheet of Merrill Lynch.
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
Guarantees
Merrill Lynch issues various guarantees to counterparties in connection with certain transactions. Merrill Lynch’s guarantee arrangements and their expiration at September 30, 2012 are summarized as follows (see Note 6 for information related to derivative financial instruments within the scope of Guarantees Accounting):

(dollars in millions)
	Expiration
	Maximum Payout	Less than 1 year	1-3 years	3-5 years	Over 5 years	Carrying Value
Standby liquidity facilities	$783	$764	$—	$3	$16	$—
Residual value guarantees	320	206	114	—	—	—
Standby letters of credit and other guarantees	412	323	62	27	—	—
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
Residual Value Guarantees
At September 30, 2012, residual value guarantees of $320 million consist of amounts associated with certain power plant facilities. Payments under these guarantees would only be required if the fair value of such assets declined below their guaranteed value. As of September 30, 2012, no payments have been made under these guarantees and the carrying value of the associated liabilities was not material, as Merrill Lynch believes that the estimated fair value of such assets was in excess of their guaranteed value.
Standby Letters of Credit
At September 30, 2012, Merrill Lynch provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $0.4 billion. Payment risk is evaluated based upon historical payment activity.

Representations and Warranties
Background

In prior years, Merrill Lynch and certain of its subsidiaries, including First Franklin Financial Corporation ("First Franklin"), sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations (in a limited number of these securitizations, monolines insured all or some of the securities) or in the form of whole loans. Most of the loans sold in the form of whole loans were subsequently pooled into private-label securitizations sponsored by the third-party buyer of the whole loans. In addition, Merrill Lynch and First Franklin securitized first-lien residential mortgage loans generally in the form of mortgage-backed securities guaranteed by the government sponsored enterprises (the "GSEs"). In connection with these transactions, Merrill Lynch made various representations and warranties. These representations and warranties, as set forth in the agreements, related to, among other things, the ownership of the loan, the validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, the process used to select the loan for inclusion in a transaction, the loan's compliance with any applicable loan criteria, including underwriting standards, and the loan's compliance with applicable federal, state and local laws. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to the GSEs, whole-loan investors, securitization trusts or monoline insurers (collectively, “repurchases”). In all such cases, Merrill Lynch would be exposed to any credit loss on the repurchased mortgage loans after accounting for any mortgage insurance or mortgage guarantee payments that it may receive.

Subject to the requirements and limitations of the applicable sales and securitization agreements, these representations and warranties can be enforced by the GSEs, the whole-loan investors, the securitization trustees, or others as governed by the applicable agreement or, in a limited number of first-lien and home equity securitizations where monoline insurers have insured all or some of the securities issued, by the monoline insurer. In the case of loans sold to parties other than the GSEs, the contractual liability to repurchase typically arises only if there is a breach of the representations and warranties that materially and adversely affects the interest of the investor or investors in the loan or of the monoline insurer (as applicable). Contracts with the GSEs do not contain equivalent language. Merrill Lynch believes that the longer a loan performs prior to default, the less likely it is that an alleged underwriting breach of representations and warranties would have a material impact on the loan's performance. Historically, most demands for repurchase have occurred within the first several years after origination, generally after a loan has defaulted.

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

The fair value of the obligations to be absorbed under the representations and warranties provided is recorded as an accrued liability when the loans are sold. This liability for probable losses is updated by accruing a representations and warranties provision in Non-interest expenses on the Condensed Consolidated Statements of (Loss) Earnings. This is done throughout the life of the loans, as necessary, when additional relevant information becomes available.

The estimate of the liability for representations and warranties exposures, and the corresponding estimated range of possible loss, is based upon currently available information, significant judgment, and a number of factors that are subject to change. Changes to any one of those factors could significantly impact the estimate of the liability and could have a material adverse impact on Merrill Lynch's results of operations for any particular period. Given that these factors vary by counterparty, Merrill Lynch analyzes representations and warranties obligations based on the specific counterparty, or type of counterparty, with whom the sale was made.

Settlement Actions

Merrill Lynch has vigorously contested any request for repurchase when it concludes that a valid basis for repurchase does not exist and will continue to do so in the future. Merrill Lynch may reach settlements in the future if opportunities arise on terms it believes to be advantageous.

An investor opposed to Bank of America's settlement (the “BNY Mellon Settlement”) with the Bank of New York Mellon, as trustee (the “Trustee”), removed the proceeding to federal district court, and the federal district court denied the Trustee's motion to remand the proceeding to state court. On February 27, 2012, the U.S. Court of Appeals issued an opinion reversing the district court denial of the Trustee's motion to remand the proceeding to state court and ordered that the proceeding be remanded to state court. On April 24, 2012, a hearing was held on threshold issues, at which the court denied the objectors' motion to convert the proceeding to a plenary proceeding.  Several status hearings on discovery and other case administration matters have taken place. On August 10, 2012, the court issued an order setting a schedule for discovery and other proceedings, and set May 2, 2013 as the date for the final court hearing on the settlement to begin. Bank of America and Merrill Lynch are not parties to the proceeding. For additional information, see Note 14 to the Consolidated Financial Statements in Merrill Lynch's 2011 Annual Report.

Unresolved Repurchase Claims

Unresolved representations and warranties repurchase claims represent the notional amount of repurchase claims made by counterparties, typically the outstanding principal balance or the unpaid principal balance at the time of default. In the case of first-lien mortgages, this amount is significantly greater than the expected loss amount due to the benefit of collateral and, in some cases, mortgage insurance or mortgage guarantee payments. Claims received from a counterparty remain outstanding until the underlying loan is repurchased, the claim is rescinded by the counterparty, or the claim is otherwise resolved.

The notional amount of unresolved claims from private-label securitization trustees, whole-loan investors and others increased to $4.3 billion at September 30, 2012 compared with $1.1 billion at December 31, 2011. The increase in the notional amount of unresolved claims is primarily due to increases in submissions of claims by private-label securitization trustees, claim quality and the lack of an established process to resolve disputes related to these claims. Merrill Lynch anticipated an increase in aggregate non-GSE claims at the time of the BNY Mellon Settlement in June 2011, and such increase in aggregate non-GSE claims was taken into consideration in developing the increase in Merrill Lynch's representations and warranties liability at that time. Although recent claims activity has been lower than anticipated, Merrill Lynch expects unresolved repurchase claims related to private-label securitizations to continue to increase as claims continue to be submitted by private-label securitization trustees, and there is not an established process for the ultimate resolution of claims on which there is a disagreement.

The table below presents unresolved representations and warranties claims by counterparty at September 30, 2012 and December 31, 2011. The unresolved repurchase claims include only claims where Merrill Lynch believes that the counterparty has a basis to submit claims. During the three and nine months ended September 30, 2012, Merrill Lynch received $0.8 billion and $3.3 billion of new repurchase claims primarily from private-label securitization trustees.

Unresolved Repurchase Claims by Counterparty

(dollars in millions)
	September 30, 2012	December 31, 2011
GSEs	$74	$65
Monoline	147	136
Whole-loan investors, private-label securitization trustees and other	4,344	1,101
Total	$4,565	$1,302

Of the $4,565 million of total unresolved repurchase claims as of September 30, 2012, Merrill Lynch believes that for $4,500 million, a valid defect has not been identified which would constitute an actionable breach of representations and warranties. The remaining $65 million of claims are in the process of review. When a claim has been denied and there has not been communication with the counterparty for six months, Merrill Lynch views these claims as inactive; however, they remain in the unresolved repurchase claims balance until resolution.

In addition to the claims above, during the first quarter of 2012, Merrill Lynch received $1.4 billion in repurchase demands from a master servicer where Merrill Lynch believes the claimant has not satisfied the contractual thresholds to direct the securitization trustee to take action and/or that these demands are otherwise procedurally or substantively invalid. Merrill Lynch does not believe the $1.4 billion in demands received are valid repurchase claims, and therefore it is not possible to predict the resolution with respect to such demands.

Cash Settlements

As presented in the table below, during the three and nine months ended September 30, 2012, Merrill Lynch paid $19 million and $48 million to resolve $22 million and $53 million of repurchase claims through repurchase or reimbursement to investors or securitization trusts for losses they incurred, resulting in a loss on the related loans at the time of repurchase or reimbursement of $16 million and $39 million. During the three and nine months ended September 30, 2011, Merrill Lynch paid $16 million and $41 million to resolve $26 million and $51 million of repurchase claims through repurchase or reimbursement to investors or securitization trusts for losses they incurred, resulting in a loss on the related loans at the time of repurchase or reimbursement of $11 million and $36 million.
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

(dollars in millions)
	2012		2011
	Three Months Ended September 30	Nine Months Ended September 30	Three Months Ended September 30	Nine Months Ended September 30
Claims resolved (1)	$22	$53	$26	$51

Repurchases	$4	$11	$6	$6
Indemnification payments	15	37	10	35
Total	$19	$48	$16	$41
(1) Represents unpaid principal balance.

Liability for Representations and Warranties

The liability for representations and warranties is included in Interest and other payables on the Condensed Consolidated Balance Sheets, and the related provision is included in Non-interest expenses on the Condensed Consolidated Statements of (Loss) Earnings.

Merrill Lynch's estimated liability at September 30, 2012 for representations and warranties exposures and the corresponding range of possible loss considers, and is necessarily dependent on, and limited by, a number of factors, including, depending on the counterparty, actual defaults, projected future defaults, historical loss experience, estimated home prices, other economic conditions, estimated probability that a repurchase claim will be received, including consideration of whether presentation thresholds will be met, number of payments made by the borrower prior to default and estimated probability that a loan will be required to be repurchased as well as other relevant facts and circumstances, such as bulk settlements, including those of its affiliates, and identity of the counterparty or type of counterparty, as Merrill Lynch believes appropriate.

Additional factors that impact the non-GSE representations and warranties liability and the portion of the estimated range of possible loss corresponding to non-GSE representations and warranties exposures include: (1) contractual material adverse effect requirements, (2) the representations and warranties provided, and (3) the requirement to meet certain presentation thresholds. The first factor is based on Merrill Lynch's belief that a non-GSE contractual liability to repurchase a loan generally arises only if the counterparties prove there is a breach of representations and warranties that materially and adversely affects the interest of the investor or all investors, or of the monoline insurer or other financial guarantor (as applicable), in a securitization trust, and accordingly, Merrill Lynch believes that the repurchase claimants must prove that the alleged representations and warranties breach was the cause of the loss. The second factor is based on the differences in the types of representations and warranties given in non-GSE securitizations from those provided to the GSEs. Merrill Lynch believes the non-GSE securitizations' representations and warranties are less rigorous and actionable than the explicit provisions of comparable agreements with the GSEs without regard to any variations that may have arisen as a result of dealings with the GSEs. The third factor is related to certain presentation thresholds that need to be met in order for any repurchase claim to be asserted on the initiative of investors under the non-GSE agreements. A securitization trustee may investigate or demand repurchase on its own action, and most agreements contain a presentation threshold, for example, 25% of the voting rights per trust, that allows investors to declare a servicing event of default under certain circumstances or to request certain action, such as requesting loan files, that the trustee may choose to accept and follow, exempt from liability, provided the trustee is acting in good faith. If there is an uncured servicing event of default and the trustee fails to bring suit during a 60-day period, then, under most agreements, investors may file suit. In addition to this, most agreements also allow investors to direct the securitization trustee to investigate loan files or demand the repurchase of loans, if security holders hold a specified percentage, for example, 25%, of the voting rights of each tranche of the outstanding securities.

In private-label securitizations, certain presentation thresholds need to be met in order for investors to direct securitization trustees to bring repurchase claims. Claimants have come forward and Merrill Lynch believes it is probable that other claimants in certain types of securitizations may continue to come forward with claims that meet the requirements of the terms of the securitizations. During the nine months ended September 30, 2012, Merrill Lynch has seen an increase in repurchase claims from certain private-label securitization trustees.

In addition, in the case of private-label securitizations, the methodology used to estimate the representations and warranties liability and the corresponding estimated range of possible loss considers the experience resulting from the BNY Mellon Settlement and assumes that the conditions to the BNY Mellon Settlement will be satisfied and also takes into account more recent experience, such as claims and file requests, where relevant. Since the transactions that were included in the BNY Mellon Settlement differ from those that were not included in the BNY Mellon Settlement, Merrill Lynch adjusted the experience implied in the settlement in order to determine the estimated representations and warranties liability and the corresponding range of possible loss. The judgmental adjustments made include consideration of the differences in the mix of products in the securitizations, loan originator, likelihood of claims expected, the differences in the number of payments that the borrower has made prior to default, and the sponsor of the securitization.

Although Merrill Lynch continues to believe that presentation thresholds are a factor in the determination of probable loss, given the BNY Mellon Settlement, the estimated range of possible loss assumes that the presentation threshold can be met for all of the non-GSE securitization transactions.

The table below presents a rollforward of the liability for representations and warranties and includes the provisions for representation and warranties exposure recorded in the three and nine months ended September 30, 2012 and September 30, 2011.

(dollars in millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance, beginning of period	$1,991	$2,847	$2,847	$213
Charge-offs	(29)	(17)	(56)	(102)
Provision (Reversal)	60	17	(769)	2,736
Balance, end of period	$2,022	$2,847	$2,022	$2,847

The liability for representations and warranties is established when those obligations are both probable and reasonably estimable. As a result of the BNY Mellon Settlement in the second quarter of 2011, Merrill Lynch determined that it had sufficient experience to record a liability of $2.7 billion in that period related to its exposure on certain private-label securitizations. Recent levels of claims and file requests with certain counterparties have been significantly less than originally anticipated and, as a result, the liability for representations and warranties was reduced by $769 million in the nine months ended September 30, 2012, as a portion of the loss was no longer deemed probable. The estimate of the liability for representations and warranties is based on currently available information, significant judgment and a number of other factors that are subject to change. Changes to any one of these factors could significantly impact the estimate of the liability and could have a material adverse impact on our results of operations for any particular period.

Estimated Range of Possible Loss

Merrill Lynch believes that its representations and warranties liability recorded as of September 30, 2012 provides for a substantial portion of its representations and warranties exposures. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. In addition, the BNY Mellon Settlement did not provide sufficient experience related to certain private-label securitizations sponsored by whole-loan investors. As it relates to certain private-label securitizations sponsored by whole-loan investors and certain whole loan sales, it is not possible to determine whether a loss has occurred or is probable and, therefore, no representations and warranties liability has been recorded in connection with these transactions.

Merrill Lynch currently estimates that the range of possible loss for all representations and warranties exposures could be up to $1.2 billion over accruals at September 30, 2012, an increase of $0.7 billion from December 31, 2011. The increase in the range of possible loss was primarily attributable to the reduction in Merrill Lynch's liability for representations and warranties exposures discussed above. This estimated range of possible loss related to representations and warranties exposures does not represent a probable loss and is based on currently available information, significant judgment, and a number of assumptions, including those set forth below, that are subject to change.

Future provisions and/or ranges of possible loss for representations and warranties exposures may be significantly impacted if actual experiences are different from Merrill Lynch's assumptions in its predictive models, including, without limitation, those regarding the ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, economic conditions, estimated home prices, consumer and counterparty behavior, and a variety of other judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or this estimated range of possible loss. For example, if courts, in the context of claims brought by private-label securitization trustees, were to disagree with Merrill Lynch's interpretation that the underlying agreements require a claimant to prove that the representations and warranties breach was the cause of the loss, it could significantly impact the estimated range of possible loss.

Additionally, if court rulings related to monoline litigation, including one related to an affiliate of Merrill Lynch, that have allowed sampling of loan files instead of requiring a loan-by-loan review to determine if a representations and warranties breach has occurred are followed generally by the courts, private-label securitization counterparties may view litigation as a more attractive alternative as compared to a loan-by-loan review. Finally, although Merrill Lynch believes that the representations and warranties typically given in non-GSE transactions are less rigorous and actionable than those given in GSE transactions, Merrill Lynch does not have significant experience resolving loan-level claims in non-GSE transactions to measure the impact of these differences on the probability that a loan will be required to be repurchased.

The liability for representations and warranties exposures and the corresponding estimated range of possible loss for these representations and warranties exposures do not include any losses related to litigation matters disclosed herein or in Note 14 to the Consolidated Financial Statements included in our 2011 Annual Report, nor do they include any potential securities law or fraud claims or potential indemnity or other claims against Merrill Lynch. Merrill Lynch is not able to reasonably estimate the amount of any possible loss with respect to any such securities law (except to the extent reflected in the aggregate range of possible loss for litigation and regulatory matters disclosed herein), fraud or other claims against Merrill Lynch; however, such loss could be material.

Whole Loan Sales and Private-label Securitizations Experience

The majority of repurchase claims that Merrill Lynch has received are from private-label securitization trustees or whole-loan investors on loans sold by ML & Co.'s subsidiary, First Franklin. Merrill Lynch provided representations and warranties, and the whole-loan investors may retain those rights even when the loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. As of September 30, 2012, the notional amount of unresolved repurchase claims submitted by private-label securitization trustees or whole-loan investors was approximately $4,344 million. Merrill Lynch has performed an initial review with respect to $4,292 million of these claims and does not believe a valid basis for repurchase has been established by the claimant, and is still in the process of reviewing the remaining $52 million of these claims. Merrill Lynch reviews properly presented repurchase claims for these whole loans on a loan-by-loan basis. If, after Merrill Lynch's review, it does not believe a claim is valid, it will deny the claim and generally indicate a reason for the denial. When the counterparty agrees with Merrill Lynch's denial of the claim, the counterparty may rescind the claim. When there is disagreement as to the resolution of the claim, meaningful dialogue and negotiation between the parties are generally necessary to reach a resolution on an individual claim. Generally, a whole-loan sale claimant is engaged in the repurchase process and Merrill Lynch and the claimant reach resolution, either through loan-by-loan negotiation or at times, through a bulk settlement. In the case of private-label securitization trustees, there is currently no established process in place for the parties to reach a conclusion on an individual loan if there is a disagreement on the resolution of the claim. Although the timeline for resolution varies, once an actionable breach is identified on a given loan, settlement is generally reached as to that loan within 60 to 90 days. When a claim has been denied and Merrill Lynch does not have communication with the counterparty for six months, Merrill Lynch views these claims as inactive; however, they remain in the unresolved repurchase claims balance until resolution.

In private-label securitizations, certain presentation thresholds need to be met in order for investors to direct a trustee to bring repurchase claims. Merrill Lynch and its affiliates have had limited experience with loan-level private-label securitization repurchases as the number of valid repurchase claims received has been limited. In the year ended December 31, 2011, Merrill Lynch received $665 million of new repurchase claims from whole-loan and private-label securitization investors, predominately from private-label securitization trustees received in the fourth quarter of 2011. In the three and nine months ended September 30, 2012, Merrill Lynch received $0.8 billion and $3.3 billion of new repurchase claims, primarily from private-label securitization trustees. Over time, there has been an increase in requests for loan files from certain private-label securitization trustees. Merrill Lynch believes it is likely that these requests will lead to a continued increase in repurchase claims from private-label securitization trustees with standing to bring such claims. The representations and warranties, as governed by the private-label securitization agreements, generally require that counterparties have the ability to both assert a claim and actually prove that a loan has an actionable defect under the applicable contracts. While Merrill Lynch believes the agreements for private-label securitizations generally contain less rigorous representations and warranties and place higher burdens on investors seeking repurchases than the explicit provisions of comparable agreements with the GSEs, without regard to any variations that may have arisen as a result of dealing with the GSEs, the agreements generally include a representation that underwriting practices were prudent and customary.

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
Defined Benefit Pension Plans

In 1988, Merrill Lynch purchased a group annuity contract that guarantees the payment of benefits vested under the terminated U.S. pension plan. Merrill Lynch, under a supplemental agreement, may be responsible for, or benefit from, actual experience and investment performance of the annuity assets. Merrill Lynch made no contribution under this agreement for the three and nine months ended September 30, 2012 and 2011. Additional contributions may be required in the future under this agreement.

The net periodic benefit (income) cost of Merrill Lynch's plans for the three and nine months ended September 30, 2012 and 2011 included the following components:

(dollars in millions)
	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	U.S. Defined Benefit Pension Plans	Non-U.S. Defined Benefit Pension Plans	Postretirement Plans(1)	U.S. Defined Benefit Pension Plans	Non-U.S. Defined Benefit Pension Plans	Postretirement Plans(1)
Service cost	$—	$10	$1	$—	$29	$3
Interest cost	22	21	3	67	62	11
Expected return on plan assets	(38)	(33)	—	(114)	(95)	—
Amortization of prior service cost	—	—	2	—	—	4
Amortization of net actuarial losses (gains)	1	(2)	(1)	2	(6)	3
Net periodic benefit (income) cost	$(15)	$(4)	$5	$(45)	$(10)	$21

(1)	Approximately 96% of the postretirement benefit obligation at September 30, 2012 relates to the U.S. postretirement plan.

(dollars in millions)
	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	U.S. Defined Benefit Pension Plans	Non-U.S. Defined Benefit Pension Plans	Postretirement Plans(1)	U.S. Defined Benefit Pension Plans	Non-U.S. Defined Benefit Pension Plans	Postretirement Plans(1)
Service cost	$—	$11	$1	$—	$31	$3
Interest cost	24	23	4	72	63	11
Expected return on plan assets	(35)	(28)	—	(106)	(78)	—
Amortization of prior service cost	—	—	1	—	—	3
Amortization of net actuarial losses	1	—	1	4	—	3
Net periodic benefit (income)cost	$(10)	$6	$7	$(30)	$16	$20

(1)	Approximately 95% of the postretirement benefit obligation at September 30, 2011 relates to the U.S. postretirement plan.

For the full year 2012, Merrill Lynch expects to contribute approximately $1 million to its nonqualified pension plans, $84 million to its non-U.S. pension plans, and $20 million to its postretirement health and life plans. Through the third quarter of 2012, Merrill Lynch has contributed $77 million to the non-U.S. pension plans and $15 million to its postretirement health and life plans.

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
Securities Regulation
As a registered broker-dealer and futures commission merchant, MLPF&S is subject to the uniform net capital requirements of SEC Rule 15c3-1, and the Commodities Futures Trading Commission's ("CFTC") Regulation 1.17. MLPF&S has elected to compute the minimum capital requirement in accordance with the “Alternative Net Capital Requirement” as permitted by SEC Rule 15c3-1. At September 30, 2012, MLPF&S’s regulatory net capital as defined by Rule 15c3-1 was $10.6 billion and exceeded the minimum requirement of $738 million by $9.9 billion.
In accordance with the Alternative Net Capital Requirement, MLPF&S is required to maintain tentative net capital in excess of $1 billion, net capital in excess of $500 million, and notify the SEC in the event its tentative net capital is less than $5 billion. As of September 30, 2012, MLPF&S had tentative net capital and net capital in excess of the minimum and notification requirements.
Merrill Lynch International ("MLI"), a U.K. regulated investment firm, is subject to capital requirements of the U.K.’s FSA. Financial resources, as defined, must exceed the total financial resources requirement set by the FSA. At September 30, 2012, MLI’s financial resources were $19.5 billion, exceeding the minimum requirement by $3.9 billion.
Merrill Lynch Japan Securities Co., Ltd. ("MLJS"), a Japan-based regulated broker-dealer, is subject to capital requirements of the Japanese Financial Services Agency (“JFSA”). Net capital, as defined, must exceed 120% of the total risk equivalents requirement of the JFSA. At September 30, 2012, MLJS’s net capital was $2.6 billion, exceeding the minimum requirement by $1.9 billion.
Banking Regulation
Merrill Lynch International Bank Limited ("MLIB"), an Ireland-based regulated bank, is subject to the capital requirements of the Central Bank of Ireland. MLIB is required to meet minimum regulatory capital requirements under the European Union (“EU”) banking law as implemented in Ireland by the Central Bank of Ireland. At September 30, 2012, MLIB’s financial resources were $13.8 billion, exceeding the minimum requirement by $3.6 billion.

Note 17.	Sale of International Wealth Management Businesses

In the quarter ended September 30, 2012, Bank of America entered into an agreement to sell Merrill Lynch's international wealth management business based outside of the U.S. with approximately $84 billion in client balances. The sale is subject to regulatory approvals in multiple jurisdictions, with the first of a series of closings expected in the first quarter of 2013.

Note 18.	Subsequent Event

On November 1, 2012, in connection with an intragroup reorganization involving Bank of America and a number of its subsidiaries, Merrill Lynch acquired two affiliated companies and their respective subsidiaries from Bank of America. The acquisition was financed through a capital contribution from Bank of America. In accordance with ASC 805, Business Combinations, Merrill Lynch's consolidated financial statements in periods subsequent to the acquisition will include the historical results of the acquired entities as if the transaction had occurred on January 1, 2009, the date on which all the entities were first under the common control of Bank of America. The assets and liabilities acquired in connection with the transaction will be recorded at their historical carrying values.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report on Form 10-Q, the documents that it incorporates by reference and the documents into which it may be incorporated by reference may contain, and from time to time Merrill Lynch & Co., Inc. (“ML & Co. and, together with its subsidiaries, “Merrill Lynch,” the “Company,” "we,” “our” or “us”) and its management may make certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, “we,” “us” and “our” may refer to ML & Co. individually, ML & Co. and its subsidiaries, or certain of ML & Co.'s subsidiaries or affiliates. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “expects,” “anticipates,” “believes,” “estimates,” “targets,” “intends,” “plans,” “goal” and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.” The forward-looking statements made represent the current expectations, plans or forecasts of Merrill Lynch regarding its future results and revenues and future business and economic conditions more generally, including statements concerning: the expectation that we would record a charge to income tax expense of approximately $400 million if the income tax rate were reduced to 22 percent by 2014 as suggested in United Kingdom ("U.K.") Treasury announcements and assuming no change in the deferred tax asset balance; that the Merrill Lynch international wealth management sale (the "International Sale") is expected to close in stages starting in the first quarter of 2013; the estimates of liability and range of possible loss for various representations and warranties claims; the resolution of representations and warranties repurchase and other claims; the belief that the representations and warranties liability currently has provided for a substantial portion of Merrill Lynch's representations and warranties exposures; the possibility that future representations and warranties losses may occur in excess of the amounts recorded for those exposures; the estimated range of possible loss for representations and warranties exposure as of September 30, 2012 of up to $1.2 billion over existing accruals; the expectation that unresolved repurchase claims will continue to increase; Merrill Lynch's expected response to repurchase requests for which it concludes that a valid basis for repurchase does not exist; liquidity; the revenue impact resulting from, and any mitigation actions taken in response to, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”), including the impact of new regulation of the derivatives markets, requiring certain swap dealers to register with the U.S. Commodity Futures Trading Commission; that it is our objective to maintain high-quality credit ratings; the estimated range of possible loss from and the impact on Merrill Lynch of various legal proceedings discussed in Note 14 to the Condensed Consolidated Financial Statements; our interest rate risk management strategies and models; our trading risk management processes; and other matters relating to Merrill Lynch. The foregoing is not an exclusive list of all forward-looking statements we make. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond our control. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, and in any of ML & Co.'s subsequent Securities and Exchange Commission (“SEC”) filings: assets under management at the time of the International Sale; the satisfaction of the closing conditions of the International Sale, including regulatory approvals; Merrill Lynch's ability to resolve representations and warranties claims made by private-label and other investors, including as a result of any adverse court rulings, and the chance that Merrill Lynch could face related securities, fraud, indemnity or other claims from one or more of the private-label and other investors; if future representations and warranties losses occur in excess of Merrill Lynch's recorded liability and estimated range of possible loss for representations and warranties exposures; uncertainties about the financial stability of several countries in the European Union (the "EU"), the increasing risk that those countries may default on their sovereign debt or exit the EU and related stresses on financial markets, the Euro and the EU and Merrill Lynch's exposures to such risks, including direct, indirect and operational; the negative impact of the Financial Reform Act on Merrill Lynch's business and earnings, including as a result of additional regulatory interpretation and rulemaking and the success of Merrill Lynch's actions to mitigate such impacts; adverse changes to Merrill Lynch's credit ratings from the major credit rating agencies; estimates of the fair value of certain of Merrill Lynch's assets and liabilities; and unexpected claims, damages and fines resulting from pending or future litigation and regulatory proceedings.

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

Form 10-Q Presentation

As a result of the acquisition of Merrill Lynch by Bank of America, certain information is not included in this Quarterly Report on Form 10-Q as permitted by General Instruction H of Form 10-Q. We have also abbreviated the MD&A as permitted by General Instruction H.

EXECUTIVE OVERVIEW

We reported net losses of $1.2 billion and $2.0 billion for the three and nine months ended September 30, 2012, respectively, compared with net earnings of $133 million and a net loss of $903 million for the three and nine months ended September 30, 2011, respectively. Revenues, net of interest expense (“net revenues”) for the three and nine months ended September 30, 2012 were $4.5 billion and $14.3 billion, respectively, compared with $5.9 billion and $20.6 billion for the three and nine months ended September 30, 2011, respectively. Our pre-tax losses were $1.0 billion and $2.7 billion for the three and nine months ended September 30, 2012, respectively, compared with pre-tax losses of $390 million and $2.2 billion for the three and nine months ended September 30, 2011, respectively.

Our results for the three months ended September 30, 2012 included lower net revenues, primarily driven by the valuation of certain of our liabilities as compared with the prior year period. During the quarter ended September 30, 2012, we recorded net losses of $832 million due to the impact of the narrowing of Merrill Lynch's credit spreads on the carrying value of certain of our long-term debt liabilities, primarily structured notes, as compared with net gains of $2.9 billion recorded in the three months ended September 30, 2011 from such long-term debt liabilities due to the widening of our credit spreads. We also recorded losses of $252 million in the quarter ended September 30, 2012 due to net valuation adjustments associated with the consideration of our own creditworthiness in the fair value of certain derivative liabilities (i.e., the debit valuation adjustment or "DVA") as compared with gains from DVA of $765 million in the prior year period. Our results also reflected a less favorable effective income tax rate in the quarter ended September 30, 2012 as compared with the prior year period. These items were partially offset by higher revenues from our fixed income trading activities, higher other revenues as compared with the prior year as a result of a loss recorded in the quarter ended September 30, 2011 from the sale of a private equity investment, and lower non-interest expenses.

Our results for the nine months ended September 30, 2012 also were impacted by lower net revenues driven by the valuation of certain of our liabilities as compared with the prior year period. During the nine months ended September 30, 2012, we recorded net losses of $3.0 billion due to the impact of the narrowing of Merrill Lynch's credit spreads on the carrying value of certain of our long-term debt liabilities, primarily structured notes, while in the nine months ended September 30, 2011, we recorded net gains of $2.7 billion due to the widening of our credit spreads. In addition, we recorded losses from DVA of $1.0 billion in the nine months ended September 30, 2012 as compared with gains from DVA of approximately $650 million in the prior year period. Our results for the nine months ended September 30, 2012 were also adversely affected by a less favorable effective income tax rate, as well as by a decline in investment banking and commissions revenues. These items were partially offset by higher revenues from our fixed income trading activities, as well as a reduction in non-interest expenses, which was driven by the provision for representations and warranties related to our repurchase exposure on certain private-label securitizations. In the nine months ended September 30, 2012, we reduced our representations and warranties liability by $769 million, since recent levels of claims and file requests with certain counterparties have been significantly less than originally anticipated and, as a result, a portion of the loss was no longer deemed probable. In the nine months ended September 30, 2011, we recorded a $2.7 billion provision for representations and warranties exposures due to our determination that we had sufficient experience related to our exposure on certain private-label securitizations as a result of Bank of America's settlement with the Bank of New York Mellon during that period. See "Off Balance Sheet Exposures - Representations and Warranties" for further information.

Transactions with Bank of America

We have entered into various transactions with Bank of America, including transactions in connection with certain sales and trading and financing activities, as well as the allocation of certain shared services. Total net revenues and non-interest expenses related to transactions with Bank of America for the three months ended September 30, 2012 were $324 million and $471 million, respectively. Such net revenues and non-interest expenses for the nine months ended September 30, 2012 were $821 million and $1,553 million, respectively. Total net revenues and non-interest expenses related to transactions with Bank of America for the three months ended September 30, 2011 were $288 million and $581 million, respectively. Such net revenues and non-interest expenses for the nine months ended

September 30, 2011 were $822 million and $1,926 million, respectively. Net revenues and non-interest expenses for both periods included intercompany service fee revenues and expenses from Bank of America associated with allocations of certain centralized or shared business activities between Merrill Lynch and Bank of America. See Note 2 to the Condensed Consolidated Financial Statements for further information.

Other Events

U.K. Corporate Income Tax Rate Change

On July 17, 2012, the U.K. 2012 Finance Bill was enacted, which reduced the U.K. corporate income tax rate by two percent to 23%. The first one percent reduction was effective on April 1, 2012 and the second reduction will be effective April 1, 2013. These reductions favorably affect income tax expense on future U.K. earnings, but also required us to remeasure our U.K. net deferred tax assets using the lower tax rates. The income tax provision (benefit) for the three and nine months ended September 30, 2012 included a charge of $781 million for the remeasurement. If the U.K. corporate income tax rate is reduced to 22% by 2014 as suggested in U.K. Treasury announcements and assuming no change in the deferred tax asset balance, we would record a charge to income tax expense for approximately $400 million in the period of enactment.

Regulatory Matters

The Financial Reform Act provides for new Federal regulation of the derivatives markets. As of October 12, 2012, swaps dealers conducting dealing activity with U.S. persons above a certain threshold will be required to register with the U.S. Commodity Futures Trading Commission ("CFTC") on or before December 31, 2012. Upon registration, swap dealers will become subject to additional CFTC rules as and when such rules take effect. Those rules include, but are not limited to, measures that require clearing and exchange trading of certain derivatives, new capital and margin requirements for certain market participants, new reporting requirements and new business conduct requirements for derivatives under the jurisdiction of the CFTC. There remains some uncertainty as to whether non-U.S. entities will be required to register as swap dealers because the CFTC has not yet adopted final cross-border guidance. The ultimate impact of these regulations, and the time it will take to comply, continues to remain uncertain. The final regulations will impose additional operational and compliance costs on us and may require us to restructure certain businesses and negatively impact our revenues and results of operations.

Sale of International Wealth Management Businesses

In the quarter ended September 30, 2012, Bank of America entered into an agreement to sell Merrill Lynch's international wealth management business based outside of the U.S. with approximately $84 billion in client balances. The sale is subject to regulatory approvals in multiple jurisdictions, with the first of a series of closings expected in the first quarter of 2013.

Weather Events

In the last few days in October, the mid-Atlantic and northeast regions of the U.S. experienced a major storm resulting in wide-spread flooding, power outages, transportation and telecommunication service interruptions and other impacts including, but not limited to, closures of the New York City based securities exchanges. Certain services have been restored and others will require longer periods of recovery time. Our operations in the affected areas have been impacted. We are continuing to support the needs of our clients and customers during this difficult time.

Subsequent Event
On November 1, 2012, in connection with an intragroup reorganization involving Bank of America and a number of its subsidiaries, Merrill Lynch acquired two affiliated companies and their respective subsidiaries from Bank of America. The acquisition was financed through a capital contribution from Bank of America. In accordance with

ASC 805, Business Combinations, Merrill Lynch's consolidated financial statements in periods subsequent to the acquisition will include the historical results of the acquired entities as if the transaction had occurred on January 1, 2009, the date on which all the entities were first under the common control of Bank of America. The assets and liabilities acquired in connection with the transaction will be recorded at their historical carrying values.

RESULTS OF OPERATIONS
(dollars in millions)
	For The Three Months Ended September 30, 2012	For The Nine Months Ended September 30, 2012	For The Three Months Ended September 30, 2011	For The Nine Months Ended September 30, 2011	% Change between the Three Months Ended Sept. 30, 2012 and the Three Months Ended Sept. 30, 2011	% Change between the Nine Months Ended Sept. 30, 2012 and the Nine Months Ended Sept. 30, 2011
Revenues
Principal transactions	$193	$1,989	$2,781	$6,125	(93)	(68)
Commissions	1,209	3,804	1,441	4,478	(16)	(15)
Managed account and other fee-based revenues	1,349	4,035	1,354	3,976	—	1
Investment banking	1,262	3,519	1,016	4,162	24	(15)
Earnings from equity method investments	21	149	70	328	(70)	(55)
Intercompany service fee revenue from Bank of America	278	650	153	555	82	17
Other revenues(1)	243	1,265	(1,057)	1,733	N/M	(27)
Subtotal	4,555	15,411	5,758	21,357	(21)	(28)
Interest and dividend revenues	1,694	4,379	2,314	6,220	(27)	(30)
Less interest expense	1,732	5,495	2,202	6,945	(21)	(21)
Net interest (expense) income	(38)	(1,116)	112	(725)	N/M	54
Revenues, net of interest expense	4,517	14,295	5,870	20,632	(23)	(31)
Non-interest expenses:
Compensation and benefits	3,429	11,511	3,638	12,146	(6)	(5)
Communications and technology	351	1,180	432	1,338	(19)	(12)
Occupancy and related depreciation	300	901	385	1,056	(22)	(15)
Brokerage, clearing, and exchange fees	213	738	279	882	(24)	(16)
Advertising and market development	112	349	122	358	(8)	(3)
Professional fees	220	641	266	718	(17)	(11)
Office supplies and postage	22	78	31	95	(29)	(18)
Representations and warranties	60	(769)	17	2,736	253	N/M
Intercompany service fee expense from Bank of America	356	1,288	561	1,793	(37)	(28)
Other	445	1,068	529	1,742	(16)	(39)
Total non-interest expenses	5,508	16,985	6,260	22,864	(12)	(26)
Pre-tax loss	(991)	(2,690)	(390)	(2,232)	154	21
Income tax provision (benefit)	191	(735)	(523)	(1,329)	N/M	(45)
Net (loss) earnings	$(1,182)	$(1,955)	$133	$(903)	N/M	117

(1)
Amounts include other income and other-than-temporary impairment losses on available-for-sale debt securities. The other-than-temporary impairment losses were $0 million and $6 million for the three and nine months ended September 30, 2012, respectively, and were $5 million and $49 million for the three and nine months ended September 30, 2011.

N/M = Not meaningful.

Quarterly Consolidated Results of Operations

Our net loss for the quarter ended September 30, 2012 was $1.2 billion compared with net earnings of $133 million for the quarter ended September 30, 2011. Net revenues for the quarter ended September 30, 2012 were $4.5 billion compared with $5.9 billion in 2011.

Quarter Ended September 30, 2012 Compared With Quarter Ended September 30, 2011

Principal transactions revenues include both realized and unrealized gains and losses on trading assets and trading liabilities and investment securities classified as trading. Principal transactions revenues were $193 million for the quarter ended September 30, 2012 compared with $2.8 billion for the quarter ended September 30, 2011. The decline included the impact of lower revenues associated with the valuation of certain of our liabilities. In the quarter ended September 30, 2012, we recorded net losses of $832 million due to the impact of the narrowing of Merrill Lynch's credit spreads on the carrying value of certain of our long-term debt liabilities, primarily structured notes, as compared with net gains of $2.9 billion recorded in the quarter ended September 30, 2011 from such long-term debt liabilities due to the widening of our credit spreads. We also recorded losses from DVA of $252 million in the quarter ended September 30, 2012 as compared with gains from DVA of $765 million in the prior year period. These decreases in principal transactions revenues were partially offset by higher fixed income trading revenues as compared with the prior year period, primarily in our mortgage and credit products businesses. Revenues from mortgage products benefited from improved market conditions as compared with the prior year, including narrowing credit spreads. Revenues from credit products also benefited from improved market conditions, as the results for the quarter ended September 30, 2011 were adversely impacted by significant levels of volatility in the credit markets and decreased client activity as a result of heightened concerns over European sovereign debt that occurred during that period. Revenues from our rates and currencies business also improved.

Net interest (expense) income is a function of (i) the level and mix of total assets and liabilities, including trading assets, deposits, financing and lending transactions, and trading strategies associated with our businesses, and (ii) the prevailing level, term structure and volatility of interest rates. Net interest (expense) income is an integral component of trading activity. In assessing the profitability of our client facilitation and trading activities, we view principal transactions and net interest (expense) income in the aggregate as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause the mix of principal transactions and net interest (expense) income to fluctuate from period to period. Net interest expense was $38 million for the quarter ended September 30, 2012 compared with net interest income of $112 million in the quarter ended September 30, 2011. The fluctuation was primarily due to lower net interest revenues generated from our trading activities, partially offset by lower financing costs. Lower net interest revenues from our global wealth management business also contributed to the decrease in net interest income.

Commissions revenues primarily arise from agency transactions in listed and over-the-counter ("OTC") equity securities and commodities and options. Commissions revenues also include distribution fees for promoting and distributing mutual funds. Commissions revenues were $1.2 billion for the quarter ended September 30, 2012, a decrease of 16% from the prior year. The decline was primarily attributable to our global equity products business, and included the impact of lower single-stock trading volumes in the U.S. and the Europe, Middle East and Africa ("EMEA") region, which declined by 17% and 40%, respectively, from the prior year period. Commissions revenues from our global wealth management business also declined due to lower transaction volumes as compared with the prior year period.

Managed account and other fee-based revenues primarily consist of asset-priced portfolio service fees earned from the administration of separately managed and other investment accounts for retail investors, annual account fees, and certain other account-related fees. Managed account and other fee-based revenues were $1.3 billion for the quarter ended September 30, 2012, a marginal decrease from the prior year period.

Investment banking revenues include fees for the underwriting and distribution of debt, equity and loan products, and fees for advisory services and tailored risk management solutions. Total investment banking revenues were $1.3 billion for the quarter ended September 30, 2012, an increase of 24% from the prior year, primarily due to strong performance in capital markets underwriting activity during the quarter. Underwriting revenues increased 38% to $1.0 billion, as higher fees from debt underwritings were partially offset by lower equity underwriting fees. Equity underwriting fees in the quarter ended September 30, 2011 included approximately $125 million of revenues from Bank of America in connection with the sale of a portion of its interest in China Construction Bank. Revenues from advisory services decreased 16% to $218 million.

Earnings from equity method investments include our pro rata share of income and losses associated with investments accounted for under the equity method of accounting. Earnings from equity method investments were $21 million for the quarter ended September 30, 2012 compared with $70 million for the prior year period. The decrease reflected lower revenues from certain equity method investments. Refer to Note 8 to the Consolidated Financial Statements included in our 2011 Annual Report on Form 10-K for further information on equity method investments.

Intercompany service fee revenues from Bank of America include revenues associated with the provision of certain shared business activities with Bank of America. Intercompany service fee revenues from Bank of America were $278 million in the quarter ended September 30, 2012 compared with $153 million in the prior year period. The increase was driven by higher fees earned from Bank of America in connection with certain shared brokerage and trading activities.

Other revenues include gains and losses on investment securities, including certain available-for-sale securities, gains and losses on private equity investments, and gains and losses on loans and other miscellaneous items. Other revenues were $243 million in the quarter ended September 30, 2012 as compared with a loss of $1.1 billion recorded in the quarter ended September 30, 2011. The increase in other revenues as compared with the prior year was primarily driven by a loss of approximately $975 million recorded in the quarter ended September 30, 2011, which resulted from the sale of the majority of our stake in a private equity investment.

Compensation and benefits expenses were $3.4 billion in the quarter ended September 30, 2012, a decrease of 6% from the prior year period. The decrease was primarily due to lower costs for salary and other employee compensation costs. Amortization expense associated with stock-based compensation awards and severance costs also declined.

Non-compensation expenses were $2.1 billion in the quarter ended September 30, 2012 compared with $2.6 billion in the prior year period. Communications and technology expenses decreased 19% to $351 million due primarily to lower technology equipment and systems consulting costs. Occupancy and related depreciation expenses were $300 million, a decrease of 22%, reflecting lower rental and other occupancy costs. Brokerage, clearing and exchange fees were $213 million, a decrease of 24%, which reflected lower brokerage and other fees due to lower transaction volumes. Professional fees were $220 million, a decrease of 17%, primarily reflecting lower legal and consulting fees. Intercompany service fee expenses from Bank of America were $356 million in the quarter ended September 30, 2012 compared with $561 million in the prior year period. The decrease reflected a lower level of allocated expenses from Bank of America. Other expenses were $445 million, a decrease of 16% from the prior year period. The decrease reflected lower litigation-related expenses as well as certain other expenses, partially offset by lower expense in the prior year associated with non-controlling interests of certain principal investments.

The income tax provision for the quarter ended September 30, 2012 was $191 million compared with an income tax benefit of $523 million for the quarter ended September 30, 2011. The effective tax rate was (19.3%) for the quarter ended September 30, 2012 compared with 134.1% in the prior year. The effective tax rate for the quarter ended September 30, 2012 was primarily driven by the impact of the U.K. corporate income tax rate reduction (see "Executive Overview - U.K. Corporate Income Tax Rate Change"), partially offset by tax benefits related to certain non-U.S. jurisdictions, including an increase in our accumulated earnings presumed to be permanently reinvested in non-U.S. subsidiaries. The effective tax rate for the quarter ended September 30, 2011 was driven by a $593 million benefit for capital loss deferred tax assets recognized in connection with the liquidation of certain subsidiaries, a $255 million release of a valuation allowance provided for capital loss carryforward tax benefits and by the recognition of $234 million of previously unrecognized tax benefits associated with certain jurisdictions. These benefits were partially offset by a charge of $774 million related to a 2% reduction to the U.K. corporate income tax rate that was enacted in July 2011 and required us to remeasure our U.K. net deferred tax assets using the lower tax rates.

Year-To-Date Consolidated Results of Operations

For the nine months ended September 30, 2012, our net loss was $2.0 billion compared with a net loss of $903 million in the prior year period.

Nine Months Ended September 30, 2012 Compared With Nine Months Ended September 30, 2011

Our net revenues for the nine months ended September 30, 2012 were $14.3 billion compared with $20.6 billion for the nine months ended September 30, 2011. The decrease primarily reflected lower principal transactions, commissions, investment banking, and other revenues. Principal transactions revenues were $2.0 billion for the nine months ended September 30, 2012 as compared with $6.1 billion in the prior year period. The decline was driven by higher losses associated with the valuation of certain of our liabilities. In the nine months ended September 30, 2012, we recorded net losses of $3.0 billion due to the impact of the narrowing of Merrill Lynch's credit spreads on the carrying value of certain of our long-term debt liabilities, primarily structured notes, as compared with net gains of $2.7 billion recorded in the prior year period due to the widening of our credit spreads. We also recorded losses from DVA of $1.0 billion in the nine months ended September 30, 2012 as compared with DVA gains of approximately $650 million in the prior year period. In addition, as discussed below, principal transactions revenues from proprietary trading declined by $418 million due to the exit of our stand-alone proprietary trading business as of June 30, 2011. These decreases in principal transactions revenues were partially offset by higher revenues generated by our mortgage product business, as the results for the nine months ended September 30, 2011 reflected less favorable market conditions and included losses from credit valuation adjustments related to financial guarantors. Revenues from our rates and currencies and credit products businesses also increased. Commissions revenues were $3.8 billion for the nine months ended September 30, 2012, a decrease of 15% from the prior year. The decline was primarily attributable to our global equity products business due to lower trading volumes. Commissions revenues from our global wealth management business also declined. Investment banking revenues were $3.5 billion, a decrease of 15% from the prior year period, primarily reflecting lower fees from equity underwritings and advisory services due to an overall decline in global fee pools. Other revenues were $1.3 billion in the nine months ended September 30, 2012 compared with $1.7 billion in the prior year period. The decline included lower revenues from certain investment securities. Other revenues for the nine months ended September 30, 2012 included gains of $405 million resulting from the repurchase and retirement of certain of our long-term borrowings and a gain of $145 million from the sale of an office building. Other revenues for the nine months ended September 30, 2011 included a gain of $377 million from the sale of our remaining investment in BlackRock, Inc.

Included in principal transactions revenues for the nine months ended September 30, 2011 were net revenues associated with activities we identified as “proprietary trading,” which was conducted separately from our customer trading activities. Our stand-alone proprietary trading operations engaged in trading activities in a variety of products, including stocks, bonds, currencies and commodities. In conjunction with regulatory reform measures and our initiative to optimize our balance sheet, we exited our stand-alone proprietary trading business as of June 30, 2011. The revenues from these operations for the nine months ended September 30, 2011 were $442 million, of which $418 million were included within principal transactions revenues. The remainder of the revenues for these operations were primarily recorded within net interest revenues. See also “MD&A - Executive Overview - Other Events - Financial Reform Act - Limitations on Proprietary Trading” in our 2011 Annual Report on Form 10-K.

Compensation and benefits expenses were $11.5 billion for the nine months ended September 30, 2012, a decrease of 5% from the prior year period. The decline included lower salary and other compensation costs and lower amortization expense associated with stock-based compensation awards, including lower expense for retirement-eligible employees due to a decline in award grants. These decreases in compensation and benefits expense were partially offset by higher incentive-based compensation accruals, reflecting an increase in net revenues (after giving effect to the changes in net revenues associated with the valuation of our long-term debt and DVA).

Non-compensation expenses were $5.5 billion for the nine months ended September 30, 2012 compared with $10.7 billion in the prior year period. Non-compensation expenses for the nine months ended September 30, 2012 included a $769 million reduction of our liability for representations and warranties, while the prior year period included a provision for representations and warranties of $2.7 billion. See "Off Balance Sheet Exposures - Representations and Warranties" for further information. Excluding the impact of these items, non-compensation expenses were $6.2 billion and $8.0 billion for the nine months ended September 30, 2012 and September 30, 2011, respectively. Communications and technology expenses decreased 12% to $1.2 billion due primarily to lower technology equipment costs. Occupancy and related depreciation expenses were $901 million, a decrease of 15%, reflecting lower rental and other occupancy costs. Brokerage, clearing and exchange fees were $738 million, a decrease of 16%, which reflected lower brokerage and other fees due to lower transaction volumes. Professional fees were $641 million, a decrease of 11%, primarily reflecting lower legal and consulting fees. Intercompany service fee expenses from Bank of America were $1.3 billion in the nine months ended September 30, 2012 compared with $1.8 billion in the prior year period. The decline reflected a lower level of allocated expenses from Bank of America. Other expenses were $1.1 billion, a decrease of 39% from the prior year period. The decrease reflected lower litigation-related expenses as well as certain other expenses.

The income tax benefit was $735 million for the nine months ended September 30, 2012 compared with an income tax benefit of $1.3 billion for the nine months ended September 30, 2011, resulting in effective tax rates of 27.3% and 59.5%, respectively. The effective tax rate for the nine months ended September 30, 2012 was primarily driven by the same factors described in the three-month discussion above. The effective tax rate for the nine months ended September 30, 2011 was also driven by the same factors described in the three-month discussion above, partially offset by the establishment of a valuation allowance for a portion of certain non-U.S. deferred tax assets that was recorded in the second quarter of 2011.

OFF-BALANCE SHEET EXPOSURES
As a part of our normal operations, we enter into various off-balance sheet arrangements that may require future payments. The table and discussion below outline our significant off-balance sheet arrangements, as well as their future expirations, as of September 30, 2012. Refer to Note 14 to the Condensed Consolidated Financial Statements for further information.

(dollars in millions)
	Expiration
	Maximum Payout	Less than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Standby liquidity facilities	$783	$764	$—	$3	$16
Residual value guarantees	320	206	114	—	—
Standby letters of credit and other guarantees	412	323	62	27	—

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
Residual Value Guarantees
At September 30, 2012, residual value guarantees of $320 million consist of amounts associated with certain power plant facilities. Payments under these guarantees would be required only if the fair value of such assets declined below their guaranteed value.
Standby Letters of Credit
At September 30, 2012, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $0.4 billion.

Representations and Warranties

Background

In prior years, Merrill Lynch and certain of its subsidiaries, including First Franklin Financial Corporation (“First Franklin”), sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations (in a limited number of these securitizations, monolines insured all or some of the securities) or in the form of whole loans. Most of the loans sold in the form of whole loans were subsequently pooled into private-label securitizations sponsored by the third-party buyer of the whole loans. In addition, Merrill Lynch and First Franklin securitized first-lien residential mortgage loans generally in the form of mortgage-backed securities guaranteed by the government sponsored enterprises (the "GSEs"). In connection with these transactions, we made various representations and warranties. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to the GSEs, whole-loan investors, securitization trusts or monoline insurers (collectively, “repurchases”). In all such cases, Merrill Lynch would be exposed to any credit loss on the repurchased mortgage loans after accounting for any mortgage insurance or mortgage guarantee payments that it may receive.

Subject to the requirements and limitations of the applicable sales and securitization agreements, these representations and warranties can be enforced by the GSEs, the whole-loan investors, the securitization trustees, or others as governed by the applicable agreement or, in a limited number of first-lien and home equity securitizations where monoline insurers have insured all or some of the securities issued, by the monoline insurer. In the case of loans sold to parties other than the GSEs, the contractual liability to repurchase typically arises only if there is a breach of the representations and warranties that materially and adversely affects the interest of the investor or investors in the loan or of the monoline insurer (as applicable). Contracts with the GSEs do not contain equivalent language.

For additional information about accounting for representations and warranties and our representations and warranties claims and exposures, see Note 14 to the Condensed Consolidated Financial Statements and Item 1A. "Risk Factors" in Merrill Lynch's 2011 Annual Report on Form 10-K.

We have vigorously contested any request for repurchase when we conclude that a valid basis for repurchase does not exist and will continue to do so in the future. We may reach settlements in the future if opportunities arise on terms we believe to be advantageous.

Recent Developments Related to the Bank of America BNY Mellon Settlement

As a result of Bank of America's settlement (the “BNY Mellon Settlement”) with the Bank of New York Mellon, as trustee (the “Trustee”) in the second quarter of 2011, Merrill Lynch determined that it had sufficient experience to record a liability of $2.7 billion in that period related to its exposure on certain private-label securitizations. Recent levels of claims and file requests with certain counterparties have been significantly less than originally anticipated, and as a result the liability for representations and warranties was reduced by $769 million in the nine months ended September 30, 2012 as a portion of the loss was no longer deemed probable.

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

Certain of the motions to intervene and/or notices of intent to object allege various purported bases for opposition to the settlement. These include challenges to the nature of the court proceeding and the lack of an opt-out mechanism, alleged conflicts of interest on the part of the institutional investor group and/or the Trustee, the inadequacy of the settlement amount and the method of allocating the settlement amount among the 525 legacy Countrywide first-lien and five second-lien non-GSE securitization trusts, while other motions do not make substantive objections but state that they need more information about the settlement. Parties who filed notices stating that they wished to obtain more information about the settlement include the Federal Deposit Insurance Corporation and the Federal Housing Finance Agency.

An investor opposed to the settlement removed the proceeding to federal district court, and the federal district court denied the Trustee's motion to remand the proceeding to state court. On February 27, 2012, the U.S. Court of Appeals issued an opinion reversing the district court denial of the Trustee's motion to remand the proceeding to state court and ordered that the proceeding be remanded to state court. On April 24, 2012, a hearing was held on threshold issues, at which the court denied the objectors' motion to convert the proceeding to a plenary proceeding.  Several status hearings on discovery and other case administration matters have taken place. On August 10, 2012, the court issued an order setting a schedule for discovery and other proceedings, and set May 2, 2013 as the date for the final court hearing on the settlement to begin. Bank of America and Merrill Lynch are not parties to the proceeding.

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

Unresolved Repurchase Claims

Unresolved representations and warranties repurchase claims represent the notional amount of repurchase claims made by counterparties, typically the outstanding principal balance or the unpaid principal balance at the time of default. In the case of first-lien mortgages, this amount is significantly greater than the expected loss amount due to the benefit of collateral and, in some cases, mortgage insurance or mortgage guarantee payments. Claims received from a counterparty remain outstanding until the underlying loan is repurchased, the claim is rescinded by the counterparty, or the claim is otherwise resolved.

The notional amount of unresolved claims from private-label securitization trustees, whole-loan investors and others increased to $4.3 billion at September 30, 2012 compared with $1.1 billion at December 31, 2011. The increase in the notional amount of unresolved claims is primarily due to increases in submissions of claims by private-label securitization trustees, claim quality and the lack of an established process to resolve disputes related to these claims. We anticipated an increase in aggregate non-GSE claims at the time of the BNY Mellon Settlement in June 2011, and such increase in aggregate non-GSE claims was taken into consideration in developing the increase in our representations and warranties liability at that time. Although recent claims activity has been lower than anticipated, we expect unresolved repurchase claims related to private-label securitizations to continue to increase as claims continue to be submitted by private-label securitization trustees, and there is not an established process for the ultimate resolution of claims on which there is a disagreement. The documents governing private-label securitizations require repurchase claimants to show that a breach of representations and warranties had a material adverse impact on the claimant. We believe this to mean that the claimant is required to prove that the breach caused a loss to investors in the trust (or in certain cases, to the monoline insurer or other financial guarantor). We also believe that many of the defaults observed in private-label securitizations have been, and continue to be, driven by external factors, such as the substantial depreciation in home prices, persistently high unemployment and other negative economic trends, diminishing the likelihood that breaches of representation and warranties, where present, caused a loss.

The table below presents unresolved representations and warranties claims by counterparty at September 30, 2012 and December 31, 2011. The unresolved repurchase claims include only claims where we believe that the counterparty has a basis to submit claims. During the three and nine months ended September 30, 2012, we received $0.8 billion and $3.3 billion of new repurchase claims primarily from private-label securitization trustees.

Unresolved Repurchase Claims by Counterparty
(dollars in millions)
	September 30, 2012	December 31, 2011
GSEs	$74	$65
Monoline	147	136
Whole-loan investors, private-label securitization trustees and other	4,344	1,101
Total	$4,565	$1,302

At September 30, 2012, the notional amount of unresolved repurchase claims was $4,565 million. We have performed an initial review with respect to $4,500 million of these claims and do not believe a valid basis for repurchase has been established by the claimant. We are still in the process of reviewing the remaining $65 million of these claims. When a claim has been denied and there has not been communication with the counterparty for six months, Merrill Lynch views these claims as inactive; however, they remain in the unresolved repurchase claims balance until resolution.

In addition to the claims above, during the first quarter of 2012, we received $1.4 billion in repurchase demands from a master servicer where we believe the claimant has not satisfied the contractual thresholds to direct the securitization trustee to take action and/or that these demands are otherwise procedurally or substantively invalid. We do not believe the $1.4 billion in demands received are valid repurchase claims, and therefore it is not possible to predict the resolution with respect to such demands.

Cash Settlements

As presented in the table below, during the three and nine months ended September 30, 2012, Merrill Lynch paid $19 million and $48 million to resolve $22 million and $53 million of repurchase claims through repurchase or reimbursement to investors or securitization trusts for losses they incurred, resulting in a loss on the related loans at the time of repurchase or reimbursement of $16 million and $39 million. During the three and nine months ended September 30, 2011, Merrill Lynch paid $16 million and $41 million to resolve $26 million and $51 million of repurchase claims through repurchase or reimbursement to investors or securitization trusts for losses they incurred, resulting in a loss on the related loans at the time of repurchase or reimbursement of $11 million and $36 million. Cash paid for loan repurchases includes the unpaid principal balance of the loan plus past due interest. The amount of loss for loan repurchases is reduced by the fair value of the underlying loan collateral. The repurchase of loans and indemnification payments related to repurchase claims generally resulted from material breaches of representations and warranties related to the loans' material compliance with the applicable underwriting standards, including borrower misrepresentation, credit exceptions without sufficient compensating factors and non-compliance with underwriting procedures. The actual representations and warranties made in a sales transaction and the resulting repurchase and indemnification activity can vary by transaction or investor. A direct relationship between the type of defect that causes the breach of representations and warranties and the severity of the realized loss has not been observed.

dollars in millions
	2012		2011
	Three Months Ended September 30	Nine Months Ended September 30	Three Months Ended September 30	Nine Months Ended September 30
Claims resolved (1)	$22	$53	$26	$51

Repurchases	$4	$11	$6	$6
Indemnification payments	15	37	10	35
Total	$19	$48	$16	$41
(1) Represents unpaid principal balance.

Liability for Representations and Warranties

The liability for representations and warranties is included in Interest and other payables on the Condensed Consolidated Balance Sheets, and the related provision is included in Non-interest expenses on the Condensed Consolidated Statements of (Loss) Earnings.

Our estimates of the liability for representations and warranties exposures and the corresponding range of possible loss are based on currently available information, significant judgment, and a number of other factors, which are subject to change. Changes to any one of these factors could significantly impact the estimate of the liability and could have a material adverse impact on our results of operations for any particular period. For additional information, see Note 14 to the Condensed Consolidated Financial Statements.

The liability for representations and warranties exposures and the corresponding estimated range of possible loss for these representations and warranties exposures do not consider any losses related to litigation matters disclosed in Note 14 to the Condensed Consolidated Financial Statements or in Note 14 to the Consolidated Financial Statements included in our 2011 Annual Report on Form 10-K, nor do they include any potential securities law or fraud claims or potential indemnity or other claims against us. We are not able to reasonably estimate the amount of any possible loss with respect to any such securities law (except to the extent reflected in the aggregate range of possible loss for litigation and regulatory matters disclosed in Note 14 to the Condensed Consolidated Financial Statements), fraud or other claims against us; however, such loss could be material.

At September 30, 2012 and December 31, 2011, the liability for representations and warranties was $2.0 billion and $2.8 billion. As a result of the BNY Mellon Settlement in the second quarter of 2011, we determined that we had sufficient experience to record a liability of $2.7 billion in that period related to our exposure on certain private-label securitizations. Recent levels of claims and file requests with certain counterparties have been significantly less than originally anticipated and, as a result, the liability for representations and warranties was reduced by $769 million in the nine months ended September 30, 2012, as a portion of the loss was no longer deemed probable.

Estimated Range of Possible Loss

Our estimated liability at September 30, 2012 for obligations under representations and warranties is necessarily dependent on, and limited by, a number of factors, including the implied repurchase experience based on the BNY Mellon settlement, as well as certain other assumptions and judgmental factors. Accordingly, future provisions associated with obligations under representations and warranties and/or the corresponding ranges of possible loss may be materially impacted if actual experiences are different from our historical experience or our understandings, interpretations or assumptions.

We believe that our representations and warranties liability recorded as of September 30, 2012 provides for a substantial portion of our representations and warranties exposures. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. In addition, we have not recorded any representations and warranties liability for certain private-label securitizations sponsored by whole-loan investors. We currently estimate that the range of possible loss for all representations and warranties exposures could be up to $1.2 billion over accruals at September 30, 2012, an increase of $0.7 billion from December 31, 2011. The increase in the range of possible loss was primarily attributable to the reduction in our liability for representations and warranties exposures discussed above. This estimated range of possible loss related to representations and warranties exposures does not represent a probable loss and is based on currently available information, significant judgment, and a number of assumptions, including those set forth below, that are subject to change. For additional information about the methodology used to estimate the representations and warranties liability and the corresponding range of possible loss, see Note 14 to the Condensed Consolidated Financial Statements.

Future provisions and/or ranges of possible loss for representations and warranties exposures may be significantly impacted if actual experiences are different from our assumptions in our predictive models, including, without limitation, those regarding the ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, economic conditions, estimated home prices, consumer and counterparty behavior, and a variety of other judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or this estimated range of possible loss. For example, if courts, in the context of claims brought by private-label securitization trustees, were to disagree with our interpretation that the underlying agreements require a claimant to prove that the representations and warranties breach was the cause of the loss, it could significantly impact the estimated range of possible loss.

Additionally, if court rulings related to monoline litigation, including one related to an affiliate of ours, that have allowed sampling of loan files instead of requiring a loan-by-loan review to determine if a representations and warranties breach has occurred are followed generally by the courts, private-label securitization counterparties may view litigation as a more attractive alternative as compared to a loan-by-loan review. Finally, although we believe that the representations and warranties typically given in non-GSE transactions are less rigorous and actionable than those given in GSE transactions, we do not have significant experience resolving loan-level claims in non-GSE transactions to measure the impact of these differences on the probability that a loan will be required to be repurchased.

Experience with Non-GSE Investors

As presented in the table below, Merrill Lynch, including First Franklin, sold loans originated from 2004 to 2008 (primarily subprime and alt-A) with an original principal balance of $132 billion to investors other than the GSEs (although the GSEs are investors in certain private-label securitizations), of which approximately $65 billion in principal has been paid off and $45 billion has defaulted or is severely delinquent (i.e., 180 days or more past due) at September 30, 2012.

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

While we believe the agreements for private-label securitizations generally contain less rigorous representations and warranties and place higher burdens on investors seeking repurchases than the explicit provisions of the comparable agreements with the GSEs, without regard to any variations that may have arisen as a result of dealings with the

GSEs, the agreements generally include a representation that underwriting practices were prudent and customary.

The following table details the population of loans originated between 2004 and 2008 and the population of loans sold as whole loans or in non-GSE private-label securitizations by entity together with the defaulted and severely delinquent loans stratified by the number of payments the borrower made prior to default or becoming severely delinquent at September 30, 2012. In connection with these transactions, we provided representations and warranties, and the whole-loan investors may retain those rights even when the whole loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. At least 25 payments have been made on approximately 60% of the defaulted and severely delinquent loans. In the current year, we have received approximately $3.2 billion of representations and warranties claims from private-label securitization trustees related to these vintages, and approximately $12.9 million from whole-loan investors related to these vintages. We believe that many of the defaults observed in these securitizations have been, and continue to be, driven by external factors, such as the substantial depreciation in home prices, persistently high unemployment and other negative economic trends, diminishing the likelihood that any loan defect (assuming one exists at all) was the cause of a loan's default. As of September 30, 2012, approximately 34% of the loans sold to non-GSE counterparties that were originated between 2004 and 2008 have defaulted or are severely delinquent.

(dollars in billions)
	Principal Balance					Principal at Risk
Entity	Original Principal Balance	Outstanding Principal Balance September 30, 2012	Outstanding Principal Balance Over 180 Days	Defaulted Principal Balance	Defaulted or Severely Delinquent	Borrower Made Less than 13 Payments	Borrower Made 13 to 24 Payments	Borrower Made 25 to 36 Payments	Borrower Made More Than 36 Payments
Merrill Lynch (excluding First Franklin)	$50	$14	$4	$13	$17	$3	$4	$3	$7
First Franklin	82	18	6	22	28	5	6	4	13
Total (1)	$132	$32	$10	$35	$45	$8	$10	$7	$20

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
In the normal course of business, we periodically guarantee the obligations of affiliates in a variety of transactions including International Swaps and Derivatives Association, Inc. ("ISDA") -related and non ISDA-related transactions such as trading, repurchase agreements, prime brokerage agreements and other transactions. We have also entered into an agreement with a non-U.S. regulator that could allow it, in its capacity as regulator, to request payments from us to support obligations to clients of the regulated non-U.S. branch. We believe the likelihood of payment under the terms of this agreement to be remote.

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

Beginning late in the third quarter of 2009, in connection with the update or renewal of certain Merrill Lynch international securities offering programs, Bank of America agreed to guarantee debt securities, warrants and/or certificates issued by certain subsidiaries of ML & Co. on a going forward basis. All existing ML & Co. guarantees of securities issued by those same Merrill Lynch subsidiaries under various international securities offering programs will remain in full force and effect as long as those securities are outstanding, and Bank of America has not assumed any of those prior ML & Co. guarantees or otherwise guaranteed such securities. There were approximately $6.6 billion of securities guaranteed by Bank of America at September 30, 2012. In addition, Bank of America has guaranteed the performance of Merrill Lynch on certain derivative transactions. The aggregate amount of such derivative liabilities was approximately $1.3 billion at September 30, 2012.

Following the completion of Bank of America's acquisition of Merrill Lynch, ML & Co. became a subsidiary of Bank of America and established intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these intercompany agreements is a $75 billion one-year revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America at a spread to the London Interbank Offered Rate ("LIBOR") that is reset periodically and is consistent with other intercompany agreements. This credit line was renewed effective January 1, 2012 with a maturity date of January 1, 2013. The credit line will automatically be extended by one year to the succeeding January 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. The agreement does not contain any financial or other covenants. There were no outstanding borrowings against the line of credit at September 30, 2012.

In addition to the $75 billion unsecured line of credit, there is also a revolving unsecured line of credit that allows ML & Co. to borrow up to $25 billion from Bank of America. Interest on borrowings under the line of credit is based on prevailing short-term market rates. The line of credit does not contain any financial or other covenants. The line of credit matures on February 12, 2013. At September 30, 2012, there was approximately $4.1 billion outstanding under the line of credit.

Merrill Lynch Pierce Fenner & Smith Incorporated ("MLPF&S") also has the following borrowing agreements with Bank of America:

•
A $4 billion one-year revolving unsecured line of credit - Interest on the line of credit is based on prevailing short-term market rates. The credit line matures on November 1, 2013 and may automatically be extended by one year to the succeeding November 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. At September 30, 2012, there were no outstanding borrowings under the line of credit.

•
A $15 billion 364-day revolving unsecured line of credit - Interest on the line of credit is based on prevailing short-term market rates. The line of credit matures on February 19, 2013. At September 30, 2012, approximately $0.9 billion was outstanding under the line of credit.

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

Bank of America and Merrill Lynch have entered into certain intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these arrangements is a $50 billion extendible one-year revolving credit facility that allows Bank of America to borrow funds from Merrill Lynch at a spread to LIBOR that is reset periodically and is consistent with other intercompany agreements. The credit facility matures on January 1, 2013 and will automatically be extended by one year to the succeeding January 1st unless Merrill Lynch provides written notice not to extend at least 45 days prior to the maturity date. There were no amounts outstanding at both September 30, 2012 and December 31, 2011 under this credit facility. There is also a short-term revolving credit facility that allows Bank of America to borrow up to an additional $25 billion. Interest on borrowings under the credit facility is based on prevailing short-term market rates. The line of credit matures on February 12, 2013. At September 30, 2012, there were no amounts outstanding under this credit facility.
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

On October 10, 2012, Fitch Ratings ("Fitch") announced the results of its periodic review of its ratings for 12 large, complex, securities trading and universal banks, including Bank of America. As part of this action, Fitch affirmed Bank of America's and ML & Co.'s credit ratings. On June 21, 2012, Moody's Investors Service, Inc. ("Moody's") completed its previously-announced review for possible downgrade of financial institutions with global capital markets operations, downgrading the ratings of 15 banks and securities firms, including the ratings of Bank of America and ML & Co. Bank of America's and ML & Co.'s long-term debt credit ratings were downgraded one notch as part of this action. The Moody's downgrade has not had a material impact on our financial condition, results of operations or liquidity. Each of the three major rating agencies, Moody's, Standard & Poor's Ratings Services ("S&P") and Fitch, downgraded the ratings of Bank of America and ML & Co. in late 2011.

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

At September 30, 2012, if the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by one incremental notch, the amount of additional collateral contractually required by such derivative contracts and other trading agreements would have been approximately $0.5 billion. If the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by a second incremental notch, approximately $4.0 billion in additional collateral would have been required.

Also, if the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by one incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of September 30, 2012 was $2.7 billion, against which $2.0 billion of collateral had been posted. Further, if the rating agencies had downgraded their long-term debt ratings for ML & Co. or certain subsidiaries by a second incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of September 30, 2012 was an incremental $1.3 billion, against which $0.7 billion of collateral had been posted.

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

European Exposures

Certain European countries, including Greece, Ireland, Italy, Portugal and Spain, have experienced varying degrees of financial stress. Risks from the ongoing debt crisis in these countries could continue to disrupt the financial markets, which could have a detrimental impact on global economic conditions and sovereign and non-sovereign debt in these countries. In the third quarter of 2012, European policymakers continued to make incremental progress toward greater fiscal and monetary unity; however, fundamental issues of competitiveness, growth and fiscal solvency remain as challenges. As a result, volatility is expected to continue. We expect to continue to support client activities in the region, and our exposures may vary over time as we monitor the situation and manage our risk profile.

The table below presents our direct sovereign and non-sovereign exposures in these countries at September 30, 2012. Our total sovereign and non-sovereign exposure to these countries was $3.7 billion at September 30, 2012 compared with $2.7 billion at December 31, 2011. Our total exposure to these countries, net of all hedges, was $2.3 billion at September 30, 2012 compared with $1.1 billion at December 31, 2011. At September 30, 2012 and December 31, 2011, the fair value of hedges and net credit default protection purchased was $1.3 billion and $1.6 billion, respectively.

Select European Countries
					Country	Hedges and	Net Country
	Funded Loans	Unfunded	Net	Securities/	Exposure	Credit	Exposure
	and Loan	Loan	Counterparty	Other	September 30,	Default	September 30,
(dollars in millions)	Equivalents	Commitments	Exposure (1)	Investments (2)	2012	Protection (3)	2012 (4)
Country

Greece
Sovereign	$—	$—	$—	$3	$3	$—	$3
Financial Institutions	—	—	1	—	1	(14)	(13)
Corporates	—	—	1	55	56	(1)	55
Total Greece	$—	$—	$2	$58	$60	$(15)	$45

Ireland
Sovereign	$12	$—	$24	$6	$42	$—	$42
Financial Institutions	61	12	137	18	228	(10)	218
Corporates	—	—	5	33	38	(5)	33
Total Ireland	$73	$12	$166	$57	$308	$(15)	$293

Italy

Sovereign	$—	$—	$560	$739	$1,299	$(667)	$632
Financial Institutions	—	—	363	263	626	(5)	621
Corporates	—	—	162	210	372	(279)	93
Total Italy	$—	$—	$1,085	$1,212	$2,297	$(951)	$1,346

Portugal

Sovereign	$—	$—	$34	$2	$36	$(25)	$11
Financial Institutions	—	—	2	33	35	(8)	27
Corporates	—	—	9	116	125	(100)	25
Total Portugal	$—	$—	$45	$151	$196	$(133)	$63

Spain

Sovereign	$—	$—	$57	$297	$354	$(59)	$295
Financial Institutions	9	—	72	77	158	(53)	105
Corporates	8	21	45	204	278	(79)	199
Total Spain	$17	$21	$174	$578	$790	$(191)	$599

Total

Sovereign	$12	$—	$675	$1,047	$1,734	$(751)	$983
Financial Institutions	70	12	575	391	1,048	(90)	958
Corporates	8	21	222	618	869	(464)	405
Total	$90	$33	$1,472	$2,056	$3,651	$(1,305)	$2,346

(1)Net counterparty exposure includes the fair value of derivatives including counterparty risk associated with credit default protection and secured financing transactions. Derivatives have been reduced by all eligible collateral pledged under legally enforceable netting agreements. Secured financing transactions have been reduced by eligible cash or securities pledged. The notional amount of reverse repurchase transactions was $647 million at September 30, 2012. Counterparty exposure has not been reduced by hedges or credit default protection.

(2)Long securities exposures have been netted on a single-name basis to but not below zero by hedges and short positions.
(3)Represents credit default protection purchased, net of credit default protection sold, which is used to mitigate our risk to exposures that comprise "Country Exposure" as listed, including ($481 million) in net credit default protection purchased to hedge loans and securities and short positions, and ($824 million) in additional credit default protection purchased to hedge derivative assets. Amounts are calculated based on the credit default protection notional amount assuming zero recovery adjusted for any fair value receivable or payable.
(4)Represents country exposure less hedges and credit default protection.

We hedge certain of our selected European country exposure with credit default protection, primarily in the form of single-name as well as index and tranche credit default swaps ("CDS"). The exposures associated with these hedges represent the amount that would be realized upon the isolated default of an individual issuer in the relevant country assuming a zero recovery rate for that individual issuer. Changes in the assumption of an isolated default can produce different results in a particular tranche.

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

At September 30, 2012, the gross notional amount of single-name CDS protection purchased and sold on reference assets was $85 million and $62 million in Greece, $596 million and $890 million in Ireland, $8.3 billion and $6.4 billion in Italy, $997 million and $726 million in Portugal and $1.9 billion and $2.2 billion in Spain. After the consideration of legally-enforceable counterparty master netting agreements, the gross notional CDS protection purchased and sold on those same reference assets at September 30, 2012 was $47 million and $24 million in Greece, $548 million and $892 million in Ireland, $4.3 billion and $2.4 billion in Italy, $408 million and $137 million in Portugal, and $853 million and $1.1 billion in Spain.

At September 30, 2012, the gross fair value of single-name CDS protection purchased and sold was $15 million and $11 million in Greece, $107 million and $86 million in Ireland, $852 million and $730 million in Italy, $100 million and $73 million in Portugal, and $166 million and $199 million in Spain. After the consideration of legally-enforceable counterparty master netting agreements, the gross fair value of CDS protection purchased and sold on those same reference assets was $6 million and $1 million in Greece, $105 million and $85 million in Ireland, $500 million and $379 million in Italy, $36 million and $8 million in Portugal, and $63 million and $96 million in Spain.

Losses could still result even if there is credit default protection purchased because the purchased credit protection contracts only pay out under certain scenarios and thus not all losses may be covered by the credit protection contracts. The effectiveness of our CDS protection as a hedge of these risks is influenced by a number of factors, including the contractual terms of the CDS. Generally, only the occurrence of a credit event as defined by the CDS terms (which may include, among other events, the failure to pay by, or restructuring of, the reference entity) results in a payment under the purchased credit protection contracts. The determination as to whether a credit event has occurred is made by the relevant ISDA Determination Committee (comprised of various ISDA member firms) based on the terms of the CDS and facts and circumstances for the event. Accordingly, uncertainties exist as to whether any particular strategy or policy action for addressing the European debt crisis would constitute a credit event under the CDS. A voluntary restructuring may not trigger a credit event under CDS terms and consequently may not trigger a payment under the CDS contract.

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
In addition, no change in Merrill Lynch’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, Merrill Lynch’s internal control over financial reporting.

PART II - Other Information

Item 1.	Legal Proceedings

Legal and Regulatory Matters
See Note 14 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference in this Item 1, for litigation and regulatory matters that supplement the disclosure in Note 14 to the Consolidated Financial Statements included in Merrill Lynch's 2011 Annual Report on Form 10-K and in Note 14 to the Condensed Consolidated Financial Statements included in Merrill Lynch's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2012 and June 30, 2012.

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

Date: November 8, 2012

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

101
The following materials from Merrill Lynch & Co., Inc.'s Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2012 and September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of (Loss) Earnings, (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements. (1)

(1) Included herewith

E-1