Form 10-K
period 2012-12-31
MERRILL LYNCH & CO., INC.
filed 2013-03-01
CIK 65100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
       YES      X     NO
As of the close of business on June 30, 2012, there was no voting common equity of the Registrant ("Common Stock") held by non-affiliates. The Registrant has no non-voting Common Stock.
As of the close of business on February 28, 2013, there were 1,000 shares of Common Stock outstanding, all of which were held by Bank of America Corporation.
The Registrant is a wholly-owned subsidiary of Bank of America Corporation and meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form with a reduced disclosure format as permitted by Instruction I (2).

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	151
Item 13. Certain Relationships and Related Transactions, and Director Independence	151
Item 14. Principal Accountant Fees and Services	151
Part IV
Item 15. Exhibits and Financial Statement Schedules	153
Signatures	154
EX-12
EX-23
EX-24
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101

PART I

Item 1.	Business
Merrill Lynch & Co., Inc. (“ML & Co.” and together with its subsidiaries, “Merrill Lynch”, or the “Company”) is a holding company that, through its subsidiaries, is one of the world's leading capital markets, advisory and wealth management companies. The Company was founded in 1914 and became a publicly traded company on June 23, 1971. In 1973, the holding company ML & Co., a Delaware corporation, was created. Through our subsidiaries, we are a leading global market-maker and underwriter of securities and derivatives across a broad range of asset classes, and we serve as a strategic advisor to corporations, governments, institutions and individuals worldwide. When used in this report, “we”, “us” and “our” may refer to ML & Co. individually, ML & Co. and its subsidiaries, or certain of ML & Co.'s subsidiaries or affiliates.
We are a wholly-owned subsidiary of Bank of America Corporation (“Bank of America”) and meet the requirements to omit certain information from this Form 10-K as permitted by General Instruction I (2) of Form 10-K. We have also provided a brief description of our business activities in Item 1 as permitted by General Instruction I (2).
Pursuant to Accounting Standards Codification (“ASC”) 280, Segment Reporting (“Segment Reporting”), operating segments represent components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. The business activities of Merrill Lynch are included within certain of the operating segments of Bank of America. Detailed financial information of the nature that could be used to allocate resources and assess the performance and operations for components of Merrill Lynch, however, is not provided to Merrill Lynch's chief operating decision maker. As a result, Merrill Lynch does not contain any identifiable operating segments under Segment Reporting, and therefore the financial information of Merrill Lynch is presented as a single segment.
The following is a brief discussion of the nature and scope of our activities in 2012.
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
For additional information about our business, see Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
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
Financial Reform Act
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”) was signed into law. As a result of the Financial Reform Act, several significant regulatory developments occurred in 2012, and additional regulatory developments may occur in 2013 and beyond. The Financial Reform Act has impacted and will continue to impact our earnings through revenue reductions, higher costs and imposition of new restrictions on us. For a description of significant developments, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview - Other Events - Financial Reform Act” in Part II, Item 7 of this Form 10-K.

Non-U.S. Regulatory Oversight and Supervision
Our business is also subject to extensive regulation by various non-U.S. regulators including governments, securities exchanges, central banks and other regulatory bodies. Certain of our subsidiaries are regulated as broker-dealers under the laws of the jurisdictions in which they operate. Subsidiaries engaged in banking and trust activities outside the U.S. are regulated by various government entities in the particular jurisdiction where they are chartered, incorporated and/or conduct their business activities. In some cases, the legislative and regulatory developments outside the U.S. applicable to these subsidiaries may have an impact on our business and results of operations. Our financial services operations in the United Kingdom (“U.K.”) are subject to regulation by and supervision of the Financial Services Authority (the “FSA”). In July of 2010, the U.K. proposed abolishing the FSA and replacing it with the Financial Policy Committee within the Bank of England (the “FPC”) and two new regulators, the Prudential Regulatory Authority (the “PRA”) and the Consumer Protection and Markets Authority (the “CPMA”). Under the proposal, our U.K. regulated entities will be subject to the supervision of the FPC and the PRA for prudential matters and the CPMA for conduct of business matters. The new financial regulatory structure is scheduled to be formally established on April 1, 2013. We continue to monitor the development and potential impact of this regulatory restructuring.

Item 1A.	Risk Factors
In the course of conducting our business operations, we are exposed to a variety of risks, some of which are inherent in the financial services industry and others of which are more specific to our own businesses. The discussion below addresses the most significant factors of which we are aware that could affect our businesses, operations, and financial condition. Additional factors that could affect our financial condition and operations are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements.” However, other factors not discussed below or elsewhere in this Annual Report on Form 10-K could also adversely affect our businesses, operations, and financial condition. Therefore, the risk factors below should not be considered a complete list of potential risks that we may face.
Any risk factor described in this Annual Report on Form 10-K or in any of our other SEC filings could by itself, or together with other factors, materially adversely affect our liquidity, cash flows, competitive position, business, results of operations and financial condition.

General Economic and Market Conditions Risk
Our businesses and results of operations may be adversely affected by the U.S. and international financial markets and economic conditions generally.  Our businesses and results of operations are affected by the financial markets and general economic conditions in the U.S. and abroad, including factors such as the level and volatility of short-term and long-term interest rates, inflation, home prices, unemployment and under-employment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets, liquidity of the global financial markets, the availability and cost of capital and credit, investor sentiment and confidence in the financial markets, European sovereign debt risks and the strength of the U.S. economy and the non-U.S. economies in which we operate. The deterioration of any of these conditions could adversely affect our business and securities portfolios, our level of charge-offs and provision for credit losses, the carrying value of our deferred tax assets, our capital levels and liquidity and our results of operations.
Continued elevated unemployment, under-employment and household debt, along with continued stress in the consumer real estate market and certain commercial real estate markets in the U.S., pose challenges for domestic economic performance and the financial services industry. The sustained high unemployment rate and the lengthy duration of unemployment have directly impaired consumer finances and pose risks to the financial services industry. Continued uncertainty in the housing markets and elevated levels of distressed and delinquent mortgages pose further risks to the housing market. The current environment of heightened scrutiny of financial institutions has resulted in increased public awareness of and sensitivity to financial services industry fees and practices. Each of these factors may adversely affect our fees and costs.
Liquidity Risk
Liquidity risk is the potential inability to meet our contractual and contingent financial obligations, on- or off-balance sheet, as they become due.
Adverse changes to Bank of America’s or our credit ratings from the major credit rating agencies could significantly limit our access to funding or the capital markets, increase our borrowing costs, or trigger additional collateral or funding requirements. Our borrowing costs and ability to raise funds are directly impacted by our credit ratings. In addition, credit ratings may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions, including over-the-counter (“OTC”) derivatives.
Credit ratings and outlooks are opinions expressed by rating agencies on our creditworthiness and that of our obligations or securities, including long-term debt, short-term borrowings and other securities, including asset securitizations. Following the acquisition of Merrill Lynch by Bank of America, the major credit rating agencies have indicated that the primary drivers of Merrill Lynch's credit ratings are Bank of America's credit ratings. Bank of America's credit ratings are subject to ongoing review by the rating agencies, which consider a number of factors, including Bank of America's financial strength, performance, prospects and operations as well as factors not under Bank of America's control.

On June 21, 2012, Moody's Investors Service, Inc. ("Moody's") completed its previously-announced review for possible downgrade of financial institutions with global capital markets operations, downgrading the ratings of 15 banks and securities firms, including the ratings of Bank of America and ML & Co. Bank of America's and ML &

Co.'s long-term debt ratings were downgraded one notch as part of this action. Each of the three major rating agencies downgraded the ratings of Bank of America and ML & Co. in late 2011.

Currently, Bank of America's and ML & Co.'s long-term/short-term senior debt ratings and outlooks expressed by the rating agencies are as follows: Baa2/P-2 (negative) by Moody's; A-/A-2 (negative) by Standard & Poor's Ratings Services (“S&P”); and A/F1 (stable) by Fitch Ratings (“Fitch”). The rating agencies could make further adjustments to Bank of America's (and consequently, our) credit ratings at any time. There can be no assurance that additional downgrades will not occur.
A further reduction in certain of our credit ratings could negatively affect our liquidity, access to credit markets, the related cost of funds, our businesses and certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical. If Bank of America’s or Merrill Lynch’s (including our bank's or broker dealer subsidiaries') short-term credit ratings were downgraded by one or more levels, we may suffer the potential loss of access to short-term funding sources such as repurchase agreement financing and/or increased cost of funds.
In addition, under the terms of certain OTC derivative contracts and other trading agreements, in the event of a further downgrade of the credit ratings of ML & Co. or certain subsidiaries, counterparties to those agreements may require ML & Co. or certain subsidiaries to provide additional collateral, terminate these contracts or agreements, or provide other remedies. At December 31, 2012, if the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by one incremental notch, the amount of additional collateral contractually required by derivative contracts and other trading agreements would have been approximately $0.4 billion. If the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by a second incremental notch, approximately $4.0 billion in additional incremental collateral would have been required.
Also, if the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by one incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of December 31, 2012 was $1.9 billion, against which $1.2 billion of collateral has been posted. If the rating agencies had downgraded their long-term debt ratings for ML & Co. or certain subsidiaries by a second incremental notch, the derivative liability that would be subject to unilateral termination by the counterparties as of December 31, 2012 was an incremental $1.3 billion, against which $0.7 billion of collateral has been posted.
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

If we or Bank of America are unable to access the capital markets or our borrowing costs increase, our liquidity and competitive position will be negatively affected.  Liquidity is essential to our business. We fund our assets primarily with a mix of secured and unsecured liabilities through a globally coordinated funding strategy with Bank of America. We have established intercompany lending and borrowing arrangements to facilitate centralized liquidity management. As a result, our liquidity risk is derived in large part from Bank of America’s liquidity risk. Bank of America’s and our liquidity could be adversely affected by any inability to access the capital markets; illiquidity or volatility in the capital markets; unforeseen outflows of cash, including customer deposits, funding for commitments and contingencies; the ability to sell assets on favorable terms; increased liquidity requirements on our banking or nonbanking subsidiaries imposed by their home countries; or negative perceptions about Bank of America’s and our short- or long-term business prospects, including downgrades of credit ratings. Several of these factors may arise due to circumstances that neither we nor Bank of America may be able to control, such as a general market disruption, negative views about the financial services industry generally, changes in the regulatory environment, actions by credit rating agencies or an operational problem that affects third parties, us or Bank of America.

Our and Bank of America’s cost of obtaining funding is directly related to prevailing market interest rates and to credit spreads. Credit spreads are the amount in excess of the interest rate of U.S. Treasury securities, or other benchmark securities, of a similar maturity that we or Bank of America need to pay to funding providers. Increases in interest rates and such credit spreads can significantly increase the cost of funding for us and Bank of America. Changes in credit spreads are market-driven and may be influenced by market perceptions of the creditworthiness of us and Bank of America. Changes to interest rates and credit spreads occur continuously and may be unpredictable and highly volatile.
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
Mortgage and Housing Market-Related Risk

Our mortgage loan repurchase obligations or claims from third parties could result in additional material losses. In connection with residential mortgage loans sold directly to government sponsored enterprises (the "GSEs"), and residential mortgage loans sold to investors other than GSEs as whole loans or private-label securitizations, Merrill Lynch and certain of its subsidiaries made various representations and warranties, breaches of which may result in a requirement that we repurchase the mortgage loans or otherwise make whole or provide other remedies to counterparties. For example, Merrill Lynch and certain of its subsidiaries, including First Franklin Financial Corporation ("First Franklin"), sold approximately $132 billion in original principal balance of such loans originated from 2004 to 2008 (primarily subprime and alt-A) through private-label securitizations or whole loan sales. Most of the loans sold in the form of whole loans were subsequently pooled into private-label securitizations sponsored by the third-party buyer of the whole loans. For the outstanding balance of these loans as of December 31, 2012 and December 31, 2011, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Exposures - Representations and Warranties - Experience with Non-GSE Investors” in Part II, Item 7 of this Form 10-K. In addition, Merrill Lynch and First Franklin securitized first-lien residential mortgage loans, generally in the form of mortgage-backed securities ("MBS") guaranteed by the GSEs.
At December 31, 2012, the total notional amount of our unresolved representations and warranties repurchase claims from all sources totaled approximately $6.0 billion compared with $1.3 billion at December 31, 2011. The total amount of our recorded liability related to representations and warranties repurchase exposures was $2.0 billion at December 31, 2012. We currently estimate that the range of possible loss for representations and warranties exposures could be up to $1.1 billion over accruals at December 31, 2012. This range of possible loss does not represent a probable loss. For information concerning the changes to our liability for representations and warranties recorded in 2012 and 2011 for our repurchase exposure on private-label securitizations, see Note 14 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
Our estimated liability and range of possible loss for representations and warranties exposures is based on currently available information and is necessarily dependent on, and limited by, a number of factors, including our historical claims and settlement experience and the experience of our affiliates with non-GSE counterparties, projections of future defaults and, for private-label securitizations, the implied repurchase experience based on the BNY Mellon Settlement (as defined below), as well as significant judgment and a number of assumptions that are subject to change, including the assumption that the conditions to the BNY Mellon Settlement are satisfied. As a result, our liability and estimated range of possible loss related to our representations and warranties exposures may materially change in the future based on factors beyond our control. Future provisions and/or estimated ranges of possible loss for representations and warranties may be significantly impacted if actual experiences are different from our assumptions in our predictive models, including, without limitation, the ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, economic conditions, home prices, consumer and counterparty behavior, and a variety of judgmental factors. In addition, we have not recorded any representations and warranties liability for certain private-label securitizations sponsored by whole-loan investors, where we have little to no claim experience.

Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or the estimated range of possible loss. For example, if courts, in the context of claims brought by private-label securitization trustees, were to disagree with our interpretation that the underlying agreements require a claimant to prove that the representations and warranties breach was the cause of the loss, it could significantly impact the estimated range of possible loss. Additionally, if recent court rulings related to monoline litigation, including one related to an affiliate of ours, that have allowed sampling of loan files instead of requiring a loan-by-loan review to determine if a representations and warranties breach has occurred, are followed generally by the courts in other monoline litigation, private-label securitization counterparties may view litigation as a more attractive alternative compared to loan-by-loan review.

If future representations and warranties losses occur in excess of our recorded liability and estimated range of possible loss, including as a result of the factors set forth above, such losses could have a material adverse effect on our cash flows, financial condition and results of operations.
The liability for representations and warranties exposures and the corresponding estimated range of possible loss for these representations and warranties exposures do not consider any losses related to litigation matters disclosed in Note 14 to the Consolidated Financial Statements, nor do they include any potential securities law or fraud claims or potential indemnity or other claims against us. Merrill Lynch is not able to reasonably estimate the amount of any possible loss with respect to any such securities law, fraud or other claims against us, except to the extent reflected in the aggregate range of possible loss for litigation and regulatory matters disclosed in Note 14 to the Consolidated Financial Statements; however, such loss could have a material adverse effect on our cash flows, financial condition and results of operations.
For additional information about our representations and warranties exposure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Exposures — Representations and Warranties” and Note 14 to the Consolidated Financial Statements.

Our representations and warranties losses could be substantially higher than existing accruals and the existing estimated range of possible loss for representations and warranties liability if court approval of the BNY Mellon Settlement is not obtained or if it is otherwise abandoned. On June 28, 2011, Bank of America and certain of its non-Merrill Lynch subsidiaries entered into a settlement agreement with The Bank of New York Mellon (“BNY Mellon”), as trustee, to resolve, among other claims, all outstanding and potential claims related to alleged representations and warranties breaches (including repurchase claims) with respect to the 525 legacy first-lien and five second-lien non-GSE residential mortgage-backed securitization trusts containing loans principally originated between 2004 and 2008 and for which BNY Mellon acts as trustee or indenture trustee (the “BNY Mellon Settlement”). The BNY Mellon Settlement is subject to final court approval and certain other conditions. Although the final court hearings on the settlement are scheduled to begin on May 2, 2013, we cannot currently predict the timing or ultimate outcome of the court approval process, which can include appeals and could take a substantial period of time. There can be no assurance that final court approval of the BNY Mellon Settlement will be obtained, that all conditions will be satisfied (including the receipt of private letter rulings from the Internal Revenue Service (the “IRS”) and other tax rulings and opinions) or, if certain conditions to the BNY Mellon Settlement permitting withdrawal are met, that Bank of America and certain of its non-Merrill Lynch subsidiaries will not withdraw from the BNY Mellon Settlement agreement.

If final court approval is not obtained with respect to the BNY Mellon Settlement, or if Bank of America and certain of its non-Merrill Lynch subsidiaries determine to withdraw from the BNY Mellon Settlement agreement in accordance with its terms, Merrill Lynch's future representations and warranties losses with respect to non-GSEs could substantially exceed our non-GSE reserve, together with our estimated range of reasonably possible loss for all representations and warranties exposures of up to $1.1 billion over existing accruals at December 31, 2012. Developments with respect to one or more of the assumptions underlying the estimated range of possible loss for representations and warranties (including the timing and ultimate outcome of the court approval process relating to the BNY Mellon Settlement) could result in significant increases in our non-GSE reserve and/or this estimated range of possible loss. For additional information regarding the BNY Mellon Settlement, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Exposures - Representations and Warranties”.
If the U.S. housing market weakens or home prices decline, our consumer loan portfolios, credit quality, credit losses, representations and warranties exposures, and earnings may be adversely affected. Although U.S. home prices have shown signs of improvement during 2012, the declines over the past several years negatively impacted the credit performance of certain of our portfolios.
Conditions in the U.S. housing market over the past several years also resulted in significant write-downs of asset values in several asset classes, notably mortgage-backed securities and exposure to monolines. If the U.S. housing market were to weaken, the value of real estate could decline, which could negatively affect our exposure to representations and warranties. While there were indications in 2012 that the U.S. economy is stabilizing, the performance of our overall portfolios may not significantly improve in the near future. A protracted continuation or worsening of difficult U.S. housing market conditions may exacerbate the adverse effects outlined above and could have a significant adverse effect on our financial condition and results of operations.

Credit Risk
Credit risk is the risk of loss arising from a borrower, obligor or counterparty default when a borrower, obligor or counterparty does not meet its obligations.
Economic or market disruptions, insufficient credit loss reserves or concentration of credit risk, may necessitate an increase in the provision for credit losses, which could have an adverse effect on our financial condition and results of operations. When we buy debt securities, loan money, commit to loan money or enter into a letter of credit or other contract with a counterparty, we incur credit risk, or the risk of losses if our borrowers do not repay their loans or our counterparties fail to perform according to the terms of their agreements. A number of our products expose us to credit risk, including loans, lending commitments, derivatives, trading account assets and assets held-for-sale. The credit quality of our portfolios has a significant impact on our earnings.

Global and U.S. economic conditions may impact our credit portfolios. To the extent economic or market disruptions occur, such disruptions would likely increase our credit exposure to customers, obligors or other counterparties due to the increased risk that they may default on their obligations to us.
We estimate and establish an allowance for credit losses for losses inherent in our lending activities (including unfunded lending commitments), excluding those measured at fair value, through a charge to earnings. The amount of allowance is determined based on our evaluation of the potential credit losses included within our loan portfolio. The process for determining the amount of the allowance requires difficult, subjective and complex judgments. Our ability to assess future economic conditions or the creditworthiness of our customers, obligors or other counterparties is imperfect. We may suffer unexpected losses if the models and assumptions we use to establish reserves and make judgments in extending credit to our borrowers and other counterparties become less predictive of future events. In such an event, we might need to increase the size of our allowance, which reduces our earnings.
In the ordinary course of our business, we also may be subject to a concentration of credit risk in a particular industry, country, counterparty, borrower or issuer. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively affect our businesses, and the processes by which we set limits and monitor the level of our credit exposure to individual entities, industries and countries may not function as we have anticipated. While our activities expose us to many different industries and counterparties, we routinely execute a high volume of transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment funds and insurers. This has resulted in significant credit concentration with respect to this industry.
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

We could suffer losses and our ability to engage in routine trading and funding transactions could be adversely affected as a result of the actions or deterioration in the commercial soundness of our counterparties and other financial services institutions.  We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks, mutual and hedge funds and other institutional clients. Financial services institutions and other counterparties are inter-related because of trading, funding, clearing or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to significant future liquidity problems, including losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of a counterparty or client. In addition, our credit risk may be impacted when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivatives exposure due us.
Our derivatives businesses may expose us to unexpected risks and potential losses.  We are party to a large number of derivatives transactions, including credit derivatives. Our derivatives businesses may expose us to unexpected market, credit and operational risks that could cause us to suffer unexpected losses. Severe declines in asset values, unanticipated credit events or unforeseen circumstances that may cause previously uncorrelated factors to become correlated (and vice versa) may create losses resulting from risks not appropriately taken into account in the development, structuring or pricing of a derivative instrument. The terms of certain of our OTC derivative contracts and other trading agreements provide that upon the occurrence of certain specified events, such as a change in our credit ratings, we may be required to provide additional collateral or to provide other remedies, or our counterparties may have the right to terminate or otherwise diminish our rights under these contracts or agreements.
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
In the event of a further downgrade of the credit ratings of ML & Co. and certain subsidiaries, certain derivative and other counterparties may request we substitute our affiliate, Bank of America, N.A. ("BANA") as counterparty for certain derivative contracts and other trading agreements. Our ability to substitute or make changes to these agreements to meet counterparties' requests may be subject to certain limitations, including counterparty willingness, regulatory limitations on naming BANA as the new counterparty, and the type or amount of collateral required. It is possible that such limitations on our ability to substitute or make changes to these agreements, including naming BANA as the new counterparty, could adversely affect our results of operations.

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
Market Risk
Market risk is the risk that values of assets and liabilities or revenues will be adversely affected by changes in market conditions such as market volatility. Market risk is inherent in the financial instruments associated with our operations, including loans, deposits, securities, short-term borrowings, long-term debt, trading account assets and liabilities, and derivatives.
Negative changes in the levels of market volatility and other financial or capital market conditions may increase our market risk.  Our liquidity, cash flows, competitive position, business, results of operations and financial condition are affected by market risk factors such as changes in interest and currency exchange rates, equity and futures prices, the implied volatility of interest rates, credit spreads and other economic and business factors. These market risks may adversely affect, among other things, (i) the value of our on- and off-balance sheet securities, trading assets, and other financial instruments, (ii) the cost of debt capital and our access to credit markets, (iii) the value of assets under management, (iv) fee income relating to assets under management, (v) customer allocation of capital among investment alternatives, (vi) the volume of client activity in our trading operations, (vii) investment banking fees, and (viii) the general profitability and risk level of the transactions in which we engage. For example, the value of certain of our assets is sensitive to changes in market interest rates. If the Federal Reserve changes or signals a change in its current mortgage securities repurchase program, market interest rates could be affected, which could adversely impact the value of such assets.
We use various models and strategies to assess and control our market risk exposures but those are subject to inherent limitations. Our models, which rely on historical trends and assumptions, may not be sufficiently predictive of future results due to limited historical patterns, extreme or unanticipated market movements and illiquidity, especially during severe market downturns or stress events. The models that we use to assess and control our market risk exposures also reflect assumptions about the degree of correlation among prices of various asset classes or other market indicators.
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

On June 8, 2012, S&P affirmed its AA+ long-term and A-1+ short-term sovereign credit rating on the U.S. government. The outlook remains negative. On July 10, 2012, Fitch affirmed its AAA long-term and F1+ short-term sovereign credit rating on the U.S. government. The outlook remains negative. Moody's also rates the U.S. government AAA with a negative outlook. All three rating agencies have indicated that they will continue to assess fiscal projections and consolidation measures, as well as the medium-term economic outlook for the U.S.

There continues to be the perceived risk of a sovereign credit ratings downgrade of the U.S. government, including the ratings of U.S. Treasury securities and other government-backed securities. It is foreseeable that the ratings and perceived creditworthiness of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. government could also be correspondingly affected by any such downgrade. Instruments of this nature are key assets on the balance sheets of financial institutions, including Merrill Lynch, and are widely used as collateral by financial institutions to meet their day-to-day cash flows in the short-term debt market. A downgrade of the sovereign credit ratings of the U.S. government and perceived creditworthiness of U.S. government-related obligations could impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. A downgrade may also adversely affect the market value of such instruments.
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
A downgrade of the sovereign credit ratings of the U.S. government or the credit ratings of related institutions, agencies or instrumentalities would significantly exacerbate the other risks to which Merrill Lynch is subject and any related adverse effects on our business, financial condition and results of operations.

Our business may be affected by uncertainty about the financial stability of several European Union ("EU") countries, the risk that those countries may default on their sovereign debt and related stresses on financial markets, the Euro and the EU. Risks and ongoing concerns about the debt crisis in Europe could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions, and international financial institutions with exposure to the region, including us. Market and economic disruptions have affected, and may continue to affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and residential mortgages, and housing prices, among other factors. There can be no assurance that the market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, and the possible loss of EU member states, will not spread, nor can there be any assurance that future assistance packages will be available or, even if provided, will be sufficient to stabilize the affected countries and markets in Europe or elsewhere. To the extent European economic recovery uncertainty continues to negatively impact consumer confidence and consumer credit factors, or should the EU enter a deep recession, both the U.S. economy and our business and results of operations could be adversely affected.

Merrill Lynch has substantial U.K. net deferred tax assets, which consist primarily of net operating losses ("NOLs") that are realizable by a few non-U.S. subsidiaries that have a recent history of cumulative losses. These net deferred tax assets relate to NOLs that may be realized over an extended number of years. Management has concluded that no valuation allowance is necessary with respect to such net deferred tax assets, based in part on current expectations, including regarding the cessation of certain business activities, changes to capital and funding, forecasts of business activities and the indefinite period to carry forward NOLs. Significant changes to those expectations, such as would be caused by a substantial and prolonged worsening of the condition of Europe's capital markets, could lead management to reassess its valuation allowance conclusions.

Global economic uncertainty, regulatory initiatives and reform have impacted, and will likely continue to impact, non-U.S. credit and trading portfolios. There can be no assurance our risk mitigation efforts in this respect will be sufficient or successful. Our total sovereign and non-sovereign exposure to Greece, Italy, Ireland, Portugal, and

Spain was $2.9 billion at December 31, 2012. Our total net sovereign and non-sovereign exposure to these countries was $1.5 billion at December 31, 2012, after taking into account net credit default protection. At December 31, 2012, the fair value of net credit default protection purchased was $1.4 billion. Losses could still result because our credit protection contracts pay out only under certain scenarios.
For additional information regarding our direct sovereign and non-sovereign exposures in Europe, see “Quantitative and Qualitative Disclosures about Market Risk - Credit Risk Management” in Part II, Item 7A of this Form 10-K.

We may incur losses if the values of certain assets decline. We have a large portfolio of financial instruments, including, among others, certain corporate loans and loan commitments, loans held-for-sale, repurchase agreements, long-term deposits, trading assets and liabilities, derivatives assets and liabilities, available-for-sale securities and certain other assets and liabilities that we measure at fair value. We determine the fair values of these instruments based on the fair value hierarchy under applicable accounting guidance. The fair values of these financial instruments include adjustments for market liquidity, credit quality and other transaction-specific factors, where appropriate.
Gains or losses on these instruments can have a direct and significant impact on our results of operations, unless we have effectively hedged our exposures. Fair values may be impacted by declining values of the underlying assets or the prices at which observable market transactions occur and the continued availability of these transactions. The financial strength of counterparties with whom we have economically hedged some of our exposure to these assets, also will affect the fair value of these assets. Sudden declines and volatility in the prices of assets may substantially curtail or eliminate the trading activity for these assets, which may make it difficult to sell, hedge or value such assets. The inability to sell or effectively hedge assets reduces our ability to limit losses in such positions and the difficulty in valuing assets may increase our risk-weighted assets, which requires us to maintain additional capital and increases our funding costs.

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
Changes in the method of determining the London Interbank Offered Rate (“LIBOR”) or other reference rates may adversely impact the value of debt securities and other financial instruments we hold or issue that are linked to LIBOR or other reference rates in ways that are difficult to predict and could adversely impact our financial condition or results of operations. In recent years, concerns have been raised about the accuracy of the calculation of the daily LIBOR. The method for determining how LIBOR is formulated and its use in the market going forward may change, including, but not limited to, replacing the administrator of LIBOR, reducing the currencies and tenors for which LIBOR is calculated and requiring banks to provide LIBOR submissions based on actual transaction data or otherwise changing the structure of LIBOR, each of which could impact the volatility of LIBOR. Similar changes may occur with respect to other reference rates. Accordingly, it is not currently possible to determine whether, or to what extent, any such changes would impact the value of any debt securities we hold or issue that are linked to LIBOR or other reference rates, or any loans, derivatives and other financial obligations or extensions of credit we hold or which are due to us, or for which we are an obligor, that are linked to LIBOR or other reference rates, or whether, or to what extent, such changes would impact our financial condition or results of operations.
Regulatory and Legal Risk
Government measures to regulate the financial services industry, including the Financial Reform Act, have increased and will continue to increase our compliance and operating costs and could require us to change certain of our business practices, limit our product offerings, limit our ability to efficiently pursue business opportunities, require an increase to our capital, impact asset values, and reduce our revenues. As a financial institution, we are heavily regulated at the state, federal and international levels. Following the financial crisis and related global economic downturn, we have faced and expect to continue to face increased public and legislative scrutiny as well as stricter and more comprehensive regulation of our business. These regulatory and legislative measures, either individually, in combination or in the aggregate, could require us to further change our business practices, impose additional costs on us, limit our product offerings, limit our ability to efficiently pursue business opportunities, require an increase to our capital, impact asset values and reduce our revenues.

Federal banking and regulatory agencies have proposed regulations under the Financial Reform Act to limit proprietary trading as well as the sponsorship of or investment in hedge funds and private equity funds (the “Volcker Rule”). The proposed regulations include clarifications to the definition of proprietary trading and distinctions between permitted and prohibited activities. Although the comment period for these proposed regulations has expired, the regulatory agencies have not finalized the Volcker Rule regulations.

The statutory provisions of the Volcker Rule became effective on July 21, 2012 and gave financial institutions two years from the effective date, with the possibility for extensions for certain investments, to bring activities and investments into compliance with the statutory provisions and final regulations. Although Merrill Lynch exited its stand-alone proprietary trading business as of June 30, 2011 in anticipation of the Volcker Rule and to further our initiative to optimize our balance sheet, the ultimate impact of the Volcker Rule on us remains uncertain as the regulations implementing the Volcker Rule are not final. However, based on the content of the proposed regulations, it is possible the Volcker Rule implementation could limit or restrict our remaining trading activities. If exemptions in the Volcker Rule and the proposed regulations are not available, the Volcker Rule could also limit or restrict our ability to sponsor and hold ownership interests in hedge funds, private equity funds and other subsidiary operations. Additionally, the Volcker Rule could increase our operational and compliance costs, reduce our trading revenues and adversely affect our results of operations. The date on which final regulations will be issued is currently uncertain.
Additionally, the Financial Reform Act includes measures to broaden the scope of derivative instruments subject to regulation by requiring clearing and exchange trading of certain derivatives; imposing new capital, margin, reporting, registration and business conduct requirements for certain market participants; and imposing position limits on certain OTC derivatives. The Financial Reform Act grants the U.S. Commodity Futures Trading Commission (the "CFTC") and the SEC substantial new authority and requires numerous rulemakings by these agencies. Swaps dealers conducting dealing activity with U.S. persons above a specified dollar threshold were required to register with the CFTC on or before December 31, 2012. Upon registration, swap dealers became subject to additional CFTC rules relating to business conduct and reporting, and will continue to become subject to additional CFTC rules as and when such rules take effect.
The Financial Reform Act required regulators to promulgate the rulemakings necessary to implement these regulations by July 16, 2011. However, the rulemaking process was not completed as of that date, and is not expected to conclude until well into 2013. Further, the regulators granted temporary relief from certain requirements that would have taken effect on July 16, 2011 absent any rulemaking. The SEC temporary relief is effective until final rules relevant to each requirement become effective. The CFTC temporary relief largely expired on December 31, 2012. The CFTC also granted relief from some of the rules that would have become effective during the fourth quarter of 2012, either completely suspending or delaying the application of some requirements.

While the CFTC has provided temporary exemptive relief from application of derivatives requirements of the Financial Reform Act for certain non-U.S. derivatives activity, there remains some uncertainty as to how the derivatives requirements of the Financial Reform Act will apply to non-U.S. derivatives activity because the CFTC has not yet adopted final cross-border guidance. The CFTC has completed much of its other rulemakings, with the exception of final margin, capital and exchange trading rules, while the SEC has finalized a small number of clearing-related rules. The ultimate impact of the derivatives regulations that have not yet been finalized, and the time it will take to comply, continue to remain uncertain. The final regulations will impose additional operational and compliance costs on us and may require us to restructure certain businesses and may negatively impact our results of operations.

Similarly, in the U.K., the FSA has issued proposed rules requiring the submission of significant information about certain U.K. incorporated subsidiaries and other financial institutions, as well as branches of non-U.K. banks located in the U.K (including information on intra-group dependencies, legal entity separation and barriers to resolution) to allow the FSA to develop resolution plans. As a result of the FSA review, we could be required to take certain actions over the next several years, which could impose operational costs and potentially result in the restructuring of certain businesses and subsidiaries.
Many of the provisions under the Financial Reform Act have only begun to be implemented or remain to be implemented in the future and will be subject both to further rulemaking and the discretion of applicable regulatory bodies. The Financial Reform Act will continue to impact our earnings through revenue reductions, higher costs and imposition of new restrictions on us. The Financial Reform Act may also continue to have a material adverse impact on the value of certain assets and liabilities held on our balance sheet. The ultimate impact of the Financial Reform Act on our business will depend on regulatory interpretation and rulemaking, as well as the success of any of our actions to mitigate the negative impacts of certain provisions.
Changes in the structure of the GSEs and the relationship among the GSEs, the government and the private markets, or the conversion of the current conservatorship of the GSEs into receivership, could result in significant changes to our business operations and may adversely impact our business. Each GSE is currently in a conservatorship, with its primary regulator, the Federal Housing Finance Agency (the "FHFA"), acting as conservator. During these conservatorships the FHFA may increasingly converge certain risk management and other standards and practices of each enterprise, which could result in a more uniform market for delivering agency conforming mortgage loans. We cannot predict if, when or how the conservatorships will end, or any associated changes to the GSEs' business structure that could result. We also cannot predict whether the conservatorships will end in receivership. There are several proposed approaches to reform the GSEs which, if enacted, could change the structure of the GSEs and the relationship among the GSEs, the government and the private markets, including the trading markets for agency conforming mortgage loans and markets for mortgage-related securities in which we participate. We cannot predict the prospects for the enactment, timing or content of legislative or rulemaking proposals regarding the future status of the GSEs. Accordingly, there continues to be uncertainty regarding the future of the GSEs, including whether they will continue to exist in their current form.
We are subject to significant financial and reputational risks from potential legal liability and regulatory action. We face significant legal risks in our business, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against us and other financial institutions remain high and are increasing. Increased litigation costs, substantial legal liability or significant regulatory action against us could have material adverse effects on our financial condition and results of operations or cause significant reputational harm to us, which in turn could adversely impact our business prospects. In addition, we continue to face increased litigation risk and regulatory scrutiny. We continue to experience increased litigation and other disputes with counterparties regarding relative rights and responsibilities. Consumers, clients and other counterparties have grown more litigious. Our experience with certain regulatory authorities suggests a migration towards an increasing supervisory focus on enforcement, including in connection with alleged violations of law and customer harm. The current environment of additional regulation, increased regulatory compliance burdens, and enhanced regulatory enforcement, combined with ongoing uncertainty related to the continuing evolution of the regulatory environment, has resulted in significant operational and compliance costs and may limit our ability to continue providing certain products and services.
For information concerning certain litigation-related expenses recognized for 2012 and 2011, the estimated aggregate range of possible losses in excess of the accrued liability (if any) related to litigation matters (where an estimate is possible) at December 31, 2012, as well as a further discussion of litigation risks, see Note 14 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Our business prospects are vulnerable to changes in governmental fiscal and monetary policy.  Our businesses and earnings are affected by domestic and international fiscal and monetary policy. The Federal Reserve regulates the supply of money and credit in the U.S. and its policies affect our cost of funds for lending, investing and capital raising activities and the return we earn on those loans and investments, both of which affect our net interest revenue. The Federal Reserve's actions also can affect the value of financial instruments and other assets, such as debt securities, and its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans. Our businesses and earnings are also affected by the fiscal or other policies that are adopted by the U.S. government, various U.S. regulatory authorities and non-U.S. governments and regulatory authorities. Changes in domestic and international fiscal and monetary policies are beyond our control and difficult to predict, but could have an adverse impact on our capital requirements and the costs of running our business.

We may be adversely affected by changes in U.S. and non-U.S. tax and other laws and regulations. The U.S. Congress and the Administration have signaled interest in reforming the U.S. corporate income tax code. Possible approaches include lowering the 35% corporate tax rate, modifying the taxation of income earned outside of the U.S. and limiting or eliminating various other deductions, tax credits and/or other tax preferences. It is not possible at this time to quantify either the one-time impact from remeasuring deferred tax assets and liabilities that might result upon tax reform enactment or the ongoing impact reform might have on income tax expense.
In addition, income from certain non-U.S. subsidiaries has not been subject to U.S. income tax as a result of long-standing deferral provisions applicable to income that is derived in the active conduct of a banking and financing business abroad (active finance income). The U.S. Congress has extended the application of these deferral provisions several times, most recently in January 2013. These provisions now are set to expire for taxable years beginning on or after January 1, 2014. Absent an extension of these provisions, active financing income earned by certain non-U.S. subsidiaries will generally be subject to a tax provision that considers incremental U.S. income tax. The impact of the expiration of these provisions would depend upon the amount, composition and geographic mix of our future earnings.
Other countries have also proposed and adopted certain regulatory changes targeted at financial institutions or that otherwise affect us. The EU has adopted increased capital requirements and the U.K. has (i) increased liquidity requirements for local financial institutions, including regulated U.K. subsidiaries of non-U.K. bank holding companies and other financial institutions as well as branches of non-U.K. banks located in the U.K.; (ii) adopted a Bank Levy, which will apply to the aggregate balance sheet of branches and subsidiaries of non-U.K. banks and banking groups operating in the U.K.; and (iii) proposed the creation and production of recovery and resolution plans by U.K.-regulated entities.
On July 17, 2012, the U.K. 2012 Finance Bill was enacted, which reduced the corporate income tax rate by two percent to 23%. The first one percent reduction was effective April 1, 2012 and the second will be effective April 1, 2013. These rate reductions favorably affect income tax expense on future U.K. earnings, but also required us to remeasure our U.K. net deferred tax assets using the lower tax rates. The income tax benefit for the year ended December 31, 2012 included a $781 million charge for the remeasurement. If the U.K. corporate income tax rate were to be reduced to 21% by 2014, as suggested in U.K. Treasury announcements and assuming no change in the deferred tax asset balance, we would record a charge to income tax expense of approximately $800 million in the period of enactment. We are also monitoring other international legislative proposals that could impact us, such as changes to corporate income tax laws. Currently, in the U.K., NOL carryforwards have an indefinite life. Were the U.K. taxing authorities to introduce limitations on the future utilization of NOLs and we were unable to document our continued ability to fully utilize our NOLs, we would be required to establish a valuation allowance by a charge to income tax expense.
Risk of the Competitive Environment in Which We Operate
We face significant and increasing competition in the financial services industry.  We operate in a highly competitive environment. Over time, there has been substantial consolidation among companies in the financial services industry, and this trend accelerated in recent years. This trend has also hastened the globalization of the securities and financial services markets. We will continue to experience intensified competition as consolidation and globalization of the financial services industry may produce larger, better-capitalized and more geographically diverse companies that are capable of offering a wider array of financial products and services at more competitive prices. To the extent we expand into new business areas and new geographic regions, we may face competitors with more experience and more established relationships with clients, regulators and industry participants in the relevant market, which could adversely affect our ability to compete. In addition, technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products, and for financial institutions to compete with technology companies in providing electronic and internet-based financial solutions. Increased competition may negatively affect our earnings by creating pressure to lower prices on our products and services and/or reducing market share.
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
Principles concerning the appropriate scope of consumer and commercial privacy vary considerably in different jurisdictions, and regulatory and public expectations regarding the definition and scope of consumer and commercial privacy may remain fluid in the future. It is possible that these laws may be interpreted and applied by various jurisdictions in a manner inconsistent with our current or future practices, or that is inconsistent with one another. We face regulatory, reputational and operational risks if personal, confidential or proprietary information of customers or clients in our possession is mishandled or misused.
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
Our ability to attract and retain qualified employees is critical to the success of our business and failure to do so could hurt our business prospects and competitive position.  Our performance is heavily dependent on the talents and efforts of highly skilled individuals. Competition for qualified personnel within the financial services industry and from businesses outside the financial services industry has been, and is expected to continue to be, intense. Our competitors include non-U.S.-based institutions and institutions subject to different compensation and hiring regulations than those imposed on U.S. institutions and financial institutions. The difficulty we face in competing for key personnel is exacerbated in emerging markets, where we are often competing for qualified employees with entities that may have a significantly greater presence or more extensive experience in the region.
In order to attract and retain qualified personnel, we must provide market-level compensation. As a subsidiary of Bank of America, we may be subject to limitations on compensation practices (which may or may not affect our competitors) by regulators in the U.S. or around the world. Any future limitations on executive compensation imposed by legislation or regulation could adversely affect our ability to attract and maintain qualified employees. Furthermore, a substantial portion of our annual incentive compensation paid to our senior employees has in recent years taken the form of long-term equity awards. Therefore, the ultimate value of of this compensation depends on the price of Bank of America's common stock when the awards vest. If we are unable to continue to attract and retain qualified individuals, our business prospects and competitive position could be adversely affected.

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
Project New BAC is a two-phase, enterprise-wide initiative to simplify and streamline workflows and processes, align businesses and costs more closely with Bank of America's overall strategic plan and operating principles, and increase revenues. Phase 1 focused on Bank of America's consumer businesses and related support, technology and operations functions. Phase 2 focuses on businesses and related support, technology and operations functions not subject to evaluation in Phase 1. All aspects of Phase 1 of Project New BAC are currently expected to be implemented by the end of 2013, with Phase 2 expected to be fully implemented by mid-2015.
We may be unable to fully realize the cost savings and other anticipated benefits from our cost saving initiatives, or in accordance with currently anticipated timeframes.
Our inability to adapt our products and services to evolving industry standards and consumer preferences could harm our business.  Our success depends on our ability to adapt our products and services to evolving industry standards. There is increasing pressure by competitors to provide products and services at lower prices. This can reduce our revenues from our fee-based products and services. In addition, the widespread adoption of new technologies, including internet services, could require us to incur substantial expenditures to modify or adapt our existing products and services. We might not be successful in developing or introducing new products and services, responding or adapting to changes in consumer spending and saving habits, achieving market acceptance of our products and services, or sufficiently developing and maintaining loyal customers.
Risks Related to Risk Management
Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses.  Our risk management framework is designed to minimize risk and loss to us. We seek to identify, measure, monitor, report and control our exposure to the types of risk to which we are subject, including strategic, credit, market, liquidity, compliance, operational and reputational risks, among others. While we employ a broad and diversified set of risk monitoring and mitigation techniques, those techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Recent economic conditions, heightened legislative and regulatory scrutiny of the financial services industry and increases in the overall complexity of our operations, among other developments, have resulted in a heightened level of risk for us. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage these risks.
A failure in or breach of our operational or security systems or infrastructure, or those of third parties with which we do business, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses. Our business is highly dependent on our ability to process, record and monitor, on a continuous basis, a large number of transactions, many of which are highly complex, across numerous and diverse markets in many currencies. The potential for operational risk exposure exists throughout our organization, and is not limited to operations functions. Operational risk exposures can impact our results of operations, such as losses resulting from unauthorized trades by employees, and their impact may extend beyond financial losses.
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
Information security risks for large financial institutions such as Bank of America and Merrill Lynch have significantly increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. Our operations rely on the secure processing, transmission and storage of confidential, proprietary and other information in our computer systems and networks. We rely on our digital technologies, computer and email systems, software, and networks to conduct our operations. In addition, to access our products and services, our customers may use personal smartphones, PCs and other computing devices, tablet PCs, and other mobile devices that are beyond our control systems. Our technologies, systems, networks, and our customers' devices have been subject to, and are likely to continue to be the target of, cyber attacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers' confidential, proprietary and other information, or otherwise disrupt our or our customers' or other third parties' business operations. For example, our websites have been subject to a series of distributed denial of service cyber security incidents. Although these incidents have not had a material impact on Merrill Lynch, nor have they resulted in unauthorized access to our or our customers' confidential, proprietary or other information, because of our prominence, we believe that such incidents may continue.

Although to date we have not experienced any material losses relating to cyber attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the prominent size and scale of Bank of America and Merrill Lynch and their roles in the financial services industry, their expanded geographic footprint and international presence, the outsourcing of some of their business operations, the continued uncertain global economic environment, threats of cyberterrorism, and system and customer account conversions. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.
In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. In recent years, there has been significant consolidation among clearing agents, exchanges and clearing houses and increased interconnectivity of multiple financial institutions with central agents, exchanges and clearing houses. This consolidation and interconnectivity increases the risk of operational failure, on both individual and industry-wide bases, as disparate complex systems need to be integrated, often on an accelerated basis. Any such failure, termination or constraint could adversely affect our ability to effect transactions, service our clients, manage our exposure to risk or expand our businesses and could have an adverse impact on our liquidity, financial condition and results of operations.

Disruptions or failures in the physical infrastructure or operating systems that support our business and customers, or cyber attacks or security breaches of the networks, systems or devices that our customers use to access our products and services could result in the loss of customers and business opportunities, significant business disruption to our operations and business, misappropriation of our confidential information and/or that of our customers, or damage to our computers or systems and those of our customers and/or counterparties, and could result in violations of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, and additional compliance costs.

Risk of Being an International Business
We are subject to numerous political, economic, market, reputational, operational, legal, regulatory and other risks in the non-U.S. jurisdictions in which we operate. We do business throughout the world, including in developing regions of the world commonly known as emerging markets. Our businesses and revenues derived from non-U.S. jurisdictions are subject to risk of loss from currency fluctuations, social or judicial instability, changes in governmental policies or policies of central banks, expropriation, nationalization and/or confiscation of assets, price controls, capital controls, exchange controls, other restrictive actions, unfavorable political and diplomatic developments and changes in legislation. These risks are especially acute in emerging markets. Many non-U.S. jurisdictions in which we do business have been negatively impacted by recessionary conditions. While a number of these jurisdictions are showing signs of recovery, others continue to experience increasing levels of stress. In addition, the increasing potential risk of default on sovereign debt in some non-U.S. jurisdictions could expose us to substantial losses. Risks in one country can affect our operations in another country or countries, including our operations in the U.S. As a result, any such unfavorable conditions or developments could have an adverse impact on our company.
Our non-U.S. businesses are also subject to extensive regulation by various non-U.S. regulators, including governments, securities exchanges, central banks and other regulatory bodies, in the jurisdictions in which those businesses operate. In many countries, the laws and regulations applicable to the financial services and securities industries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market or manage our relationships with multiple regulators in various jurisdictions. Our inability to remain in compliance with local laws in a particular market and manage our relationships with regulators could have an adverse effect not only on our businesses in that market but also on our reputation generally.
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

In addition to non-U.S. legislation, our international operations are also subject to U.S. legal requirements. For example, our international operations are subject to U.S. laws on foreign corrupt practices, the Office of Foreign Assets Control, and anti-money laundering regulations. Additionally, we are subject to Section 13(r) of the Securities Exchange Act of 1934, which requires a registrant to provide disclosure in its periodic reports and file a notice with the SEC if it or its affiliates knowingly engage in certain activities identified under the Iran Threat Reduction and Syria Human Rights Act of 2012. The SEC is required to report any such disclosure to the U.S. President and certain Congressional committees. The President thereafter is required to initiate an investigation into the reported activity and, within 180 days of initiating such an investigation, determine whether sanctions should be imposed. If we are required to report any such activities, whether or not any sanctions are actually imposed on us or our affiliates as a result of these activities, our reputation could be harmed and our results of operations could be adversely impacted.
We are subject to geopolitical risks, including acts or threats of terrorism, and actions taken by the U.S. or other governments in response thereto and/or military conflicts that could adversely affect business and economic conditions abroad as well as in the U.S.
Risk from Accounting Changes
Changes in accounting standards or inaccurate estimates or assumptions in applying accounting policies could adversely affect us.  Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and results of operations and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. If those assumptions, estimates or judgments were incorrectly made, we could be required to correct and restate prior-period financial statements.

Accounting standard-setters and those who interpret the accounting standards (such as the Financial Accounting Standards Board (the "FASB"), the SEC and our independent registered public accounting firm) may also amend or even reverse their previous interpretations or positions on how various standards should be applied. These changes may be difficult to predict and could impact how we prepare and report our financial statements. In some cases, we could be required to apply a new or revised standard retroactively, resulting in Merrill Lynch needing to revise and republish prior-period financial statements.

On December 20, 2012, the FASB issued a proposed standard on accounting for expected credit losses. The standard would replace multiple existing impairment models, including replacing an “incurred loss” model for loans with an “expected credit loss” model. The FASB announced it will establish the effective date when it issues the final standard. We cannot predict whether or when a final standard will be issued, when it will be effective or what its final provisions will be. It is possible that the final standard could have a material adverse impact on our consolidated results of operations once it is issued and becomes effective.
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

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties

As of December 31, 2012, our principal offices and other materially important properties consisted of the following:

Facility Name	Location	General Character of the Physical Property	Property Status	Property Sq. Ft. (1)
4 World Financial Center	New York, NY	34 Story Building	Leased	1,636,512
2 World Financial Center	New York, NY	44 Story Building	Leased	674,726
Hopewell Campus	Hopewell, NJ	8 Building Campus with 4 Ancillary Buildings	Leased	1,788,961
Jacksonville Campus	Jacksonville, FL	4 Building Campus	Owned	577,402
Merrill Lynch Financial Centre	London, UK	4 Building Campus	Leased	568,256
Nihonbashi 1-Chome Building	Tokyo, Japan	24 Story Building	Leased	208,498

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
ML & Co. made no purchases of its common stock during the year ended December 31, 2012. There were 1,000 shares of ML & Co. common stock outstanding as of December 31, 2012, all of which were held by Bank of America Corporation.
Dividends Per Common Share
As of the date of this report, Bank of America is the sole holder of the outstanding common stock of ML & Co. There is no trading market for ML & Co. common stock. No cash dividends were declared or paid for the years ended December 31, 2012 and 2011. With the exception of regulatory restrictions on subsidiaries’ abilities to pay dividends, there were no restrictions on ML & Co.’s present ability to pay dividends on common stock, other than ML & Co.’s obligation to make payments on its junior subordinated debt related to trust preferred securities, and the governing provisions of Delaware General Corporation Law.
Securities Authorized for Issuance under Equity Compensation Plans
There are no equity securities of ML & Co. that are authorized for issuance under any equity compensation plans. Refer to Note 15 and Note 16 to the Consolidated Financial Statements for further information on employee benefit and equity compensation plans.

Item 6.	Selected Financial Data
Not required pursuant to General Instruction I (2).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report on Form 10-K, the documents that it incorporates by reference and the documents into which it may be incorporated by reference may contain, and from time to time Merrill Lynch & Co., Inc. (“ML & Co. and, collectively with its subsidiaries, “Merrill Lynch,” the “Company,” "we,” “our” or “us”) and its management may make certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, “we,” “us” and “our” may refer to ML & Co. individually, ML & Co. and its subsidiaries, or certain of ML & Co.'s subsidiaries or affiliates. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “expects,” “anticipates,” “believes,” “estimates,” “targets,” “intends,” “plans,” “goal” and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.” The forward-looking statements made represent the current expectations, plans or forecasts of Merrill Lynch regarding its future results and revenues and future business and economic conditions more generally, including statements concerning: that Merrill Lynch would record a charge to income tax expense of approximately $800 million if the income tax rate were reduced to 21% by 2014 as suggested in United Kingdom ("U.K.") Treasury announcements and assuming no change in the deferred tax asset balance; the expectation that unresolved repurchase claims related to private-label securitization trustees will continue to increase; the resolution of representations and warranties repurchase and other claims; the final resolution of the BNY Mellon Settlement; the estimates of liability and range of possible loss for representations and warranties repurchase claims; the possibility that future representations and warranties losses may occur in excess of the amounts recorded for those exposures; Merrill Lynch's intention to vigorously contest any requests for repurchase for which it concludes that a valid basis does not exist; that swap dealers will continue to be subject to additional Commodity Futures Trading Commission rules as and when such rules take effect; the realizability of deferred tax assets prior to expiration of any carryforward periods; effects of the ongoing debt crisis in Europe, including the expectation of continued volatility as long as challenges remain, the expectation that Merrill Lynch will continue to support client activities in the region and that exposures may vary over time as Merrill Lynch monitors the situation and manages its risk profile; liquidity; the revenue impact resulting from, and any mitigation actions taken in response to, the Dodd-Frank Wall Street Reform and Consumer Protection Act, including, but not limited to, the Volcker Rule; that it is our objective to maintain high-quality credit ratings; the estimated range of possible loss from and the impact on Merrill Lynch of various legal proceedings discussed in Note 14 to the Consolidated Financial Statements; our trading risk management processes; Bank of America's intentions to streamline its organizational structure and reduce complexity and costs by reducing the number of its subsidiaries, and that Bank of America may, subject to applicable regulatory approvals, consents and other conditions of closing, merge ML & Co. with and into Bank of America Corporation; and other matters relating to Merrill Lynch. The foregoing is not an exclusive list of all forward-looking statements we make. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond our control. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, under Item 1A. “Risk Factors” of this report, and in any of ML & Co.'s subsequent Securities and Exchange Commission (“SEC”) filings: Merrill Lynch's ability to resolve its representations and warranties repurchase claims made by monolines and private-label and other investors, including as a result of any adverse court rulings, and the chance that we could face related securities, fraud, indemnity or other claims from one or more of the monolines or private-label and other investors; uncertainties about the financial stability of several countries in the European Union (the "EU"), the risk that those countries may default on their sovereign debt and related stresses on financial markets, the Euro and the EU and Merrill Lynch's exposures to such risks, including direct, indirect and operational; the negative impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act on Merrill Lynch's businesses and earnings, including as a result of additional regulatory interpretation and rulemaking and the success of

Merrill Lynch's actions to mitigate such impacts; adverse changes to Merrill Lynch's credit ratings from the major credit rating agencies; estimates of the fair value of certain of Merrill Lynch's assets and liabilities; unexpected claims, damages and fines resulting from pending or future litigation and regulatory proceedings; Merrill Lynch's ability to fully realize the cost savings and other anticipated benefits from Project New BAC, including in accordance with currently anticipated timeframes; decisions to downsize, sell or close units or otherwise change the business mix of Merrill Lynch; and other similar matters.

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

Introduction

Merrill Lynch was founded in 1914 and became a publicly traded company on June 23, 1971. In 1973, the holding company ML & Co. was created. Through our subsidiaries, we are one of the world's leading capital markets, advisory and wealth management companies. We are a leading global market-maker and underwriter of securities and derivatives across a broad range of asset classes, and we serve as a strategic advisor to corporations, governments, institutions and individuals worldwide. On January 1, 2009, Merrill Lynch was acquired by, and became a wholly-owned subsidiary of, Bank of America Corporation (“Bank of America”).

Intragroup Reorganization

On November 1, 2012, in connection with an intragroup reorganization involving Bank of America and a number of its subsidiaries, Merrill Lynch acquired two affiliated companies and their respective subsidiaries from Bank of America. The acquisition was effected through a non-cash capital contribution from Bank of America. In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, Merrill Lynch's Consolidated Financial Statements appearing in Part II, Item 8 of this Form 10-K include the historical results of the acquired affiliated companies and their subsidiaries as if the transaction had occurred as of January 1, 2009, the date at which all the affected entities were first under the common control of Bank of America. Merrill Lynch has recorded the assets and liabilities acquired in connection with the transaction at their historical carrying values, which resulted in increases to stockholder's equity and receivables from Bank of America of approximately $13.5 billion, $9.1 billion and $9.0 billion as of December 31, 2012, 2011 and 2010, respectively.

Business Segments

Pursuant to ASC 280, Segment Reporting, operating segments represent components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. The business activities of Merrill Lynch are included within certain of the operating segments of Bank of America. Detailed financial information of the nature that could be used to allocate resources and assess the performance and operations for components of Merrill Lynch, however, is not provided to Merrill Lynch's chief operating decision maker. As a result, Merrill Lynch does not contain any identifiable operating segments under Segment Reporting, and therefore the financial information of Merrill Lynch is presented as a single segment.

Form 10-K Presentation

As a result of the acquisition of Merrill Lynch by Bank of America, certain information is not required in this Form 10-K as permitted by General Instruction I (2) of Form 10-K. We have also abbreviated the MD&A as permitted by General Instruction I (2).

EXECUTIVE OVERVIEW

We reported net income of $290 million for the year ended December 31, 2012 as compared with a net loss of $1.6 billion for the year ended December 31, 2011. Revenues, net of interest expense (“net revenues”) for 2012 were $20.2 billion compared with $24.4 billion in 2011. Our pre-tax loss was $2.3 billion in 2012 and $4.6 billion in 2011.

The improvement in our after-tax results for the year ended December 31, 2012 was primarily driven by lower non-interest expenses and certain income tax benefits reflected in our effective income tax rate, partially offset by lower net revenues.

The decline in non-interest expenses was primarily associated with our liability for representations and warranties related to our repurchase exposure on certain private-label securitizations. In the year ended December 31, 2011, we recorded a $2.7 billion provision for representations and warranties due to our determination that we had sufficient experience related to our exposure on certain private-label securitizations as a result of Bank of America's settlement with the Bank of New York Mellon during that period. In the year ended December 31, 2012, we recorded a reduction to non-interest expenses of $754 million that lowered our liability for representations and warranties exposures, since recent levels of claims and file requests with certain counterparties have been less than originally anticipated and, as a result, a portion of the loss was no longer deemed probable. See “Off-Balance Sheet Exposures - Representations and Warranties” for further information. The decline in non-interest expenses also included lower compensation and benefits and other expenses.

Our effective income tax rate was 112.8% in the year ended December 31, 2012 compared with 64.1% in the prior year. The effective income tax rate in 2012 was primarily driven by certain income tax benefits. See "Results of Operations - Year Ended December 31, 2012 Compared With Year Ended December 31, 2011" for further information.

The decline in our net revenues for the year ended December 31, 2012 was primarily attributable to lower principal transactions revenues due to the valuation of certain of our liabilities as compared with the prior year. During the year ended December 31, 2012, we recorded net losses of $3.2 billion due to the impact of the narrowing of our credit spreads on the carrying value of certain of our long-term debt liabilities, primarily structured notes, while in the year ended December 31, 2011, we recorded net gains of $2.0 billion due to the widening of our credit spreads. We also recorded losses of $1.1 billion in the year ended December 31, 2012 due to the impact of net valuation adjustments associated with the narrowing of our credit spreads on the fair value of certain derivative liabilities (i.e., the debit valuation adjustment or "DVA") as compared with gains from DVA due to the widening of our credit spreads of $493 million in the prior year. These decreases in principal transactions revenues were partially offset by improved results from our fixed income trading activities.

Transactions with Bank of America

We have entered into various transactions with Bank of America, including transactions in connection with certain sales and trading and financing activities, as well as the allocation of certain shared services. Total net revenues and non-interest expenses related to transactions with Bank of America for the year ended December 31, 2012 were $1.6 billion and $2.2 billion, respectively. Such net revenues and non-interest expenses for the year ended December 31, 2011 were $1.5 billion and $2.5 billion, respectively. Net revenues and non-interest expenses for both periods included intercompany service fee revenues and expenses from Bank of America associated with allocations of certain centralized or shared business activities between Merrill Lynch and Bank of America. See Note 2 to the Consolidated Financial Statements for further information.

On January 6, 2013, Bank of America entered into an agreement with Fannie Mae ("FNMA") to resolve substantially all outstanding and potential repurchase and certain other claims relating to the origination, sale and delivery of certain residential mortgage loans. As part of the agreement, Bank of America repurchased for $6.6 billion certain residential mortgage loans that had previously been sold to FNMA, which Bank of America valued at less than the purchase price.  The majority of such loans are held by Merrill Lynch.

Other Events

Sale of International Wealth Management Businesses and Brokerage Joint Venture Investment
In 2012, we entered into agreements to sell our International Wealth Management ("IWM") businesses based outside of the U.S., subject to regulatory approval in multiple jurisdictions, and the first of a series of closings occurred in February 2013. Also, in late 2012, Merrill Lynch sold its investment in a Japanese brokerage joint venture, which resulted in a gain of approximately $370 million. The IWM businesses and the Japanese brokerage joint venture had combined client balances of approximately $115 billion.
Financial Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Financial Reform Act"), which was signed into law on July 21, 2010, enacted sweeping financial regulatory reform and has altered and will continue to alter the way in which we conduct certain businesses, increase our costs and reduce our revenues. Many aspects of the Financial Reform Act remain subject to final rulemaking and will take effect over several years, making it difficult to anticipate the precise impact on Merrill Lynch, our customers or the financial services industry.

Limitations on Proprietary Trading; Sponsorship and Investment in Hedge Funds and Private Equity Funds

On October 11, 2011, the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Office of the Comptroller of the Currency (the "OCC"), the Federal Deposit Insurance Corporation (the "FDIC") and the Securities and Exchange Commission (the "SEC"), representing four of the five regulatory agencies charged with promulgating regulations implementing limitations on proprietary trading as well as the sponsorship of or investment in hedge funds and private equity funds (the "Volcker Rule") established by the Financial Reform Act, released for comment proposed implementing regulations. On January 11, 2012, the Commodity Futures Trading Commission (the "CFTC"), the fifth agency, released for comment its proposed regulations under the Volcker Rule. The proposed regulations include clarifications to the definition of proprietary trading and distinctions between permitted and prohibited activities. However, in light of the complexity of the proposed regulations and the large volume of comments received (the proposal requested comments on over 1,300 questions on 400 different topics), it is not possible to predict the content of the final regulations or when they will be issued.

The statutory provisions of the Volcker Rule became effective on July 21, 2012 and gave financial institutions two years from the effective date, with the possibility for extensions for certain investments, to bring activities and investments into compliance with the statutory provisions and final regulations. Although we exited our stand-alone proprietary trading business as of June 30, 2011 in anticipation of the Volcker Rule and to further our initiative to optimize our balance sheet, the ultimate impact of the Volcker Rule on us remains uncertain as the regulations implementing the Volcker Rule are not final. However, based on the contents of the proposed regulations, it is possible the Volcker Rule implementation could limit or restrict our remaining trading activities. If exemptions in the Volcker Rule and the proposed regulations are not available, the Volcker Rule could also limit or restrict our ability to sponsor and hold ownership interests in hedge funds, private equity funds, commodity pools and other subsidiary operations. Additionally, the Volcker Rule could increase our operational and compliance costs, reduce our trading revenues and adversely affect our results of operations.

Derivatives

The Financial Reform Act includes measures to broaden the scope of derivative instruments subject to regulation by requiring clearing and exchange trading of certain derivatives; imposing new capital, margin, reporting, registration and business conduct requirements for certain market participants; and imposing position limits on certain over-the-counter ("OTC") derivatives. The Financial Reform Act grants the CFTC and the SEC substantial new authority and requires numerous rulemakings by these agencies. Swap dealers conducting dealing activity with U.S. persons above a specified threshold were required to register with the CFTC on or before December 31, 2012. We registered Merrill Lynch Commodities Inc., Merrill Lynch Capital Services, Inc., Merrill Lynch Financial Markets, Inc., Merrill Lynch International and Merrill Lynch International Bank Limited as swap dealers on December 31, 2012. Upon registration, swap dealers became subject to additional CFTC rules relating to business conduct and reporting, and will continue to become subject to additional CFTC rules as and when such rules take effect. Those rules include, but are not limited to, measures that require clearing and exchange trading of certain derivatives, new capital and margin requirements for certain market participants, and additional reporting requirements for derivatives under the jurisdiction of the CFTC. The CFTC also granted relief from some of the rules that would have become effective during the fourth quarter of 2012, either completely suspending or delaying the application of some requirements.

While the CFTC has provided temporary exemptive relief from application of derivatives requirements of the Financial Reform Act for certain non-U.S. derivatives activity, there remains some uncertainty as to how the derivatives requirements of the Financial Reform Act will apply to non-U.S. derivatives activity because the CFTC has not yet adopted final cross-border guidance. The CFTC has completed much of its other rulemakings, with the exception of final margin, capital and exchange trading rules, while the SEC has finalized a small number of clearing-related rules. The ultimate impact of the derivatives regulations that have not been finalized, and the time it will take to comply, remain uncertain. The final regulations will impose additional operational and compliance costs on us and may require us to restructure certain businesses and may negatively impact our results of operations.

Transactions with Affiliates

The terms of certain of our OTC derivative contracts and other trading agreements provide that upon the occurrence of certain specified events, such as a change in our credit ratings, we may be required to provide additional collateral or to provide other remedies, or our counterparties may have the right to terminate or otherwise diminish our rights under these contracts or agreements. In the event of further downgrades of our credit ratings, we may engage in discussions with certain derivative and other counterparties regarding their rights under these agreements, including potentially naming new counterparties. Our ability to substitute or make changes to these agreements to meet counterparties’ requests may be subject to certain limitations, including counterparty willingness, regulatory limitations on naming our affiliate, Bank of America, N.A. ("BANA"), as the new counterparty, and the type or amount of collateral required. It is possible that such limitations on our ability to substitute or make changes to these agreements, including naming BANA as the new counterparty, could adversely affect our results of operations.

Other Matters

Bank of America and Merrill Lynch have established guidelines and policies for managing capital across their respective subsidiaries. The guidance for our subsidiaries with regulatory capital requirements, including branch operations of banking subsidiaries, requires each entity to maintain satisfactory capital levels. The U.K. has adopted increased capital and liquidity requirements for local financial institutions, including regulated U.K. subsidiaries of non-U.K. bank holding companies and other financial institutions as well as branches of non-U.K. banks located in the U.K. In addition, the U.K. has proposed the creation and production of recovery and resolution plans, commonly referred to as living wills, by significant regulated legal entities.

RESULTS OF OPERATIONS
(dollars in millions)
	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	% Change between the Year Ended December 31, 2012 and the Year Ended December 31, 2011
Revenues
Principal transactions	$2,306	$5,876	(61)%
Commissions	5,079	5,698	(11)
Managed account and other fee-based revenues	5,427	5,203	4
Investment banking	4,914	5,179	(5)
Earnings from equity method investments	285	347	(18)
Intercompany service fee revenue from Bank of America	986	944	4
Other revenues(1)	1,923	1,749	10
Subtotal	20,920	24,996	(16)
Interest and dividend revenues	6,395	8,186	(22)
Less interest expense	7,098	8,785	(19)
Net interest expense	(703)	(599)	17
Revenues, net of interest expense	20,217	24,397	(17)
Non-interest expenses
Compensation and benefits	14,608	15,773	(7)
Communications and technology	1,588	1,771	(10)
Occupancy and related depreciation	1,204	1,367	(12)
Brokerage, clearing, and exchange fees	951	1,121	(15)
Advertising and market development	501	500	—
Professional fees	921	1,029	(10)
Office supplies and postage	104	126	(17)
Representations and warranties	(754)	2,731	N/M
Intercompany service fee expense from Bank of America	1,798	2,320	(23)
Other	1,554	2,250	(31)
Total non-interest expenses	22,475	28,988	(22)
Pre-tax loss	(2,258)	(4,591)	(51)
Income tax benefit	(2,548)	(2,944)	(13)
Net earnings (loss)	$290	$(1,647)	N/M

(1)
Amounts include other income and other-than-temporary impairment losses on available-for-sale debt securities. The other-than-temporary impairment losses were $6 million and $59 million for the years ended December 31, 2012 and December 31, 2011, respectively.

N/M = Not meaningful.

Consolidated Results of Operations

Our net earnings for the year ended December 31, 2012 were $290 million compared with a net loss of $1.6 billion for the year ended December 31, 2011. Net revenues for 2012 were $20.2 billion compared with $24.4 billion in 2011.

Year Ended December 31, 2012 Compared With Year Ended December 31, 2011

Principal transactions revenues include both realized and unrealized gains and losses on trading assets and trading liabilities and investment securities classified as trading. Principal transactions revenues were $2.3 billion for the year ended December 31, 2012 compared with $5.9 billion for the year ended December 31, 2011. The decline was primarily due to a decrease in revenue associated with the valuation of certain of our liabilities. During the year ended December 31, 2012, we recorded net losses of $3.2 billion due to the impact of the narrowing of Merrill Lynch's credit spreads on the carrying value of certain of our long-term debt liabilities, primarily structured notes, while in the year ended December 31, 2011, we recorded net gains of $2.0 billion due to the widening of our credit spreads. We also recorded losses from DVA of $1.1 billion in the year ended December 31, 2012 as compared with gains from DVA of $493 million in the prior year. In addition, as discussed below, principal transactions revenues in 2011 included $418 million of net revenues associated with our stand-alone proprietary trading business, which we exited in June 2011. These decreases in principal transactions revenues were partially offset by improved results from our fixed income trading activities, primarily in our mortgage, credit and rates and currencies businesses. Conditions in the fixed income markets were generally more favorable in 2012 due to an improved global economic climate. During 2011, market conditions were generally difficult as a result of concerns over global and U.S. economic conditions, regulatory uncertainty and the implications of the European sovereign debt crisis, which contributed to heightened market volatility and increased risk aversion among investors. Revenues from our mortgage products business improved, as the results from the year ended December 31, 2011 reflected the more difficult market conditions and included losses from credit valuation adjustments related to financial guarantors. Revenues from credit products increased as lower market volatility drove credit spreads tighter.  Investor demand for investment grade and high yield corporate instruments also increased as a result of the lower volatility and relative outperformance compared with 2011. Revenues from rates and currency products also increased, resulting from the improvement in market conditions as compared with the prior year as well as improved positioning.

Included in principal transactions revenues for the year ended December 31, 2011 were net revenues associated with activities we identified as “proprietary trading,” which was conducted separately from our customer trading activities. Our stand-alone proprietary trading operations engaged in trading activities in a variety of products, including stocks, bonds, currencies and commodities. In connection with regulatory reform measures and our initiative to optimize our balance sheet, we exited our stand-alone proprietary trading business as of June 30, 2011. The revenues from these operations for the year ended December 31, 2011 were $442 million, of which $418 million were included within principal transactions revenues. The remainder of the revenues for these operations were primarily recorded within net interest revenues. See also “Executive Overview - Other Events - Limitations on Proprietary Trading; Sponsorship and Investment in Hedge Funds and Private Equity Funds."

Net interest expense is a function of (i) the level and mix of total assets and liabilities, including trading assets, deposits, financing and lending transactions, and trading strategies associated with our businesses, and (ii) the prevailing level, term structure and volatility of interest rates. Net interest expense is an integral component of trading activity. In assessing the profitability of our client facilitation and trading activities, we view principal transactions and net interest expense in the aggregate as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause the mix of principal transactions revenue and net interest expense to fluctuate from period to period. Net interest expense was $703 million for the year ended December 31, 2012 as compared with net interest expense of $599 million in the year ended December 31, 2011. The increase in net interest expense was primarily due to lower net interest revenues generated from our fixed income trading activities, partially offset by lower financing costs.

Commissions revenues primarily arise from agency transactions in listed and OTC equity securities and commodities and options. Commissions revenues also include distribution fees for promoting and distributing mutual funds. Commissions revenues were $5.1 billion for the year ended December 31, 2012, a decrease of 11% from the prior year. The decline was primarily attributable to our global equity products trading business, and included the impact of lower trading volumes globally, as average trading volumes as measured by the major market indices in the U.S., Europe and Pacific Rim regions declined by approximately 27%, 9% and 5%, respectively. Commissions revenues from our global wealth management businesses also declined as a result of lower transaction volumes as compared with the prior year.

Managed account and other fee-based revenues primarily consist of asset-priced portfolio service fees earned from the administration of separately managed and other investment accounts for retail investors, annual account fees, and certain other account-related fees. Managed account and other fee-based revenues were $5.4 billion for the year ended December 31, 2012, an increase of 4% from the prior year. The increase was driven by higher fee-based revenues from our global wealth management activities, reflecting higher levels of fee-based assets from which such revenues are generated as well as increased revenues from fees on new accounts and asset management fees. The increase in fee-based assets was due to both strong client flows into long-term products and market appreciation.

Investment banking revenues include (i) origination revenues representing fees earned from the underwriting of debt, equity and equity-linked securities, as well as loan syndication and commitment fees and (ii) advisory services revenues including merger and acquisition and other investment banking advisory fees. Total investment banking revenues were $4.9 billion for the year ended December 31, 2012, a decrease of 5% from the prior year. Underwriting revenues decreased 2% to $3.9 billion, as lower revenues from equity issuances were partially offset by an increase in revenues from debt issuances. Revenues from advisory services decreased 15% to $1.0 billion, reflecting reduced global merger and acquisition transaction fee pools. Investment banking revenues from transactions involving Bank of America were $125 million in the year ended December 31, 2012 and $322 million in the year ended December 31, 2011.

Earnings from equity method investments include our pro rata share of income and losses associated with investments accounted for under the equity method of accounting. Earnings from equity method investments were $285 million for the year ended December 31, 2012 compared with $347 million for the year ended December 31, 2011. The decrease reflected lower revenues from certain equity method investments. Refer to Note 8 to the Consolidated Financial Statements for further information on equity method investments.

Intercompany service fee revenues from Bank of America include revenues associated with the provision of certain shared business activities with Bank of America. Intercompany service fee revenues from Bank of America were $986 million in the year ended December 31, 2012, an increase of 4% from the prior year. The increase was driven by higher fees earned from Bank of America in connection with certain shared brokerage and trading activities.

Other revenues include gains and losses on investment securities, including certain available-for-sale securities, gains and losses on private equity investments, and gains and losses on loans and other miscellaneous items. Other revenues were $1.9 billion in the year ended December 31, 2012 as compared with $1.7 billion in the year ended December 31, 2011. Other revenues for the year ended December 31, 2012 included a gain of approximately $370 million from the sale of a Japanese brokerage joint venture investment and gains of $405 million resulting from the repurchase and retirement of certain of our long-term borrowings, while Other revenues for the year ended December 31, 2011 included a gain of $377 million from the sale of our remaining investment in BlackRock, Inc. Other revenues in 2012 also reflected lower gains from certain private equity investments.

Compensation and benefits expenses were $14.6 billion in the year ended December 31, 2012, a decrease of 7% from the prior year period. The decrease included lower amortization expense associated with stock-based compensation awards, including awards granted to retirement-eligible employees, as compared with the prior year. Salary and other compensation costs also decreased, which was related to a decline in employee headcount. Incentive-based compensation expense also declined as compared with the prior year.

Non-compensation expenses were $7.9 billion in the year ended December 31, 2012 compared with $13.2 billion in the prior year. Non-compensation expenses in the year ended December 31, 2012 included an expense reduction of $754 million to lower our liability for representations and warranties exposures, while the year ended December 31, 2011 included a provision for representations and warranties of $2.7 billion. See “Off-Balance Sheet Exposures - Representations and Warranties” for further information. Excluding the impact of these items, non-compensation expenses were $8.6 billion and $10.5 billion in the years ended December 31, 2012 and December 31, 2011, respectively. Communications and technology expenses were $1.6 billion and decreased 10%, primarily due to lower costs for technology equipment and systems consulting. Occupancy and related depreciation expenses were $1.2 billion, a decrease of 12%, reflecting lower rental and other occupancy costs. Brokerage, clearing and exchange fees were $951 million and decreased 15%, primarily due to lower brokerage and other fees due to lower transaction volumes. Professional fees were $921 million, a decrease of 10% due to lower legal, consulting and employment services fees. Intercompany service fee expenses from Bank of America were $1.8 billion in the year ended December 31, 2012 compared with $2.3 billion in the prior year. The decline reflected a lower level of intercompany service fees from Bank of America. Other expenses were $1.6 billion, a decrease of 31%, reflecting a decline in litigation-related expenses as well as certain other expenses.

The income tax benefit was $2.5 billion for the year ended December 31, 2012 compared with an income tax benefit of $2.9 billion for 2011, resulting in effective tax rates of 112.8% and 64.1%, respectively.

Included in the income tax benefit for 2012 was a $1.7 billion tax benefit attributable to the excess of foreign tax credits recognized in the U.S. upon repatriation of the earnings of certain non-U.S. subsidiaries over the related U.S. tax liability. A portion of the foreign taxes that resulted in the credits were paid in the past by a certain Bank of America subsidiary that was part of the 2012 intragroup reorganization. As discussed below, also included in the income tax benefit was a $781 million charge to reduce the carrying value of certain U.K. net deferred tax assets due to the 2% U.K. corporate income tax rate reduction that was enacted during the third quarter of 2012. Our effective tax rate for 2012 excluding these two items was 72.2% and was greater than the statutory rate due to the impact of other non-U.S. items, including an increase in our accumulated earnings presumed to be permanently reinvested in non-U.S. subsidiaries.

The income tax benefit for 2011 was driven by our recurring tax preference items, a $1.0 billion benefit from the release of the remaining valuation allowance applicable to capital loss carryover deferred tax asset and a benefit of $593 million for planned realization of previously unrecognized deferred tax assets related to the tax basis in certain subsidiaries. These benefits were partially offset by a $774 million charge for the U.K. corporate income tax rate reduction enacted in 2011 and by a $258 million charge to establish a valuation allowance for a portion of certain non-U.S. deferred tax assets.

On July 17, 2012, the U.K. 2012 Finance Bill was enacted, which reduced the U.K. corporate income tax rate by two percent to 23%. The first one percent reduction was effective April 1, 2012 and the second will be effective April 1, 2013. These reductions favorably affect income tax expense on future U.K. earnings, but also required us to remeasure our U.K. net deferred tax assets using the lower tax rates. If the U.K. corporate income tax rate were to be reduced to 21% by 2014, as suggested in U.K. Treasury announcements and assuming no change in the deferred tax asset balance, we would record a charge to income tax expense of approximately $800 million in the period of enactment.

OFF-BALANCE SHEET EXPOSURES
As a part of our normal operations, we enter into various off-balance sheet arrangements that may require future payments. The table and discussion below outline our significant off-balance sheet arrangements, as well as their future expirations, as of December 31, 2012. Refer to Note 14 to the Consolidated Financial Statements for further information.

(dollars in millions)
		Expiration
	Maximum Payout	Less than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Standby liquidity facilities	$125	$106	$—	$3	$16
Residual value guarantees	320	320	—	—	—
Standby letters of credit and other guarantees	491	333	112	37	9

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

Residual Value Guarantees
At December 31, 2012, residual value guarantees of $320 million consist of amounts associated with certain power plant facilities. Payments under these guarantees would only be required if the fair value of such assets declined below their guaranteed value. As of December 31, 2012, no payments have been made under these guarantees and the carrying value of the associated liabilities was not material, as (i) Merrill Lynch believes that the estimated fair value of such assets was in excess of their guaranteed value and/or (ii) there is a very remote risk of future payment pursuant to the remaining contractual provisions.
Standby Letters of Credit
At December 31, 2012, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $0.5 billion.
Representations and Warranties

In prior years, Merrill Lynch and certain of its subsidiaries, including First Franklin Financial Corporation (“First Franklin”), sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations (in a limited number of these securitizations, monolines insured all or some of the securities) or in the form of whole loans. Most of the loans sold in the form of whole loans were subsequently pooled into private-label securitizations sponsored by the third-party buyer of the whole loans. In addition, Merrill Lynch and First Franklin securitized first-lien residential mortgage loans generally in the form of mortgage-backed securities guaranteed by the government sponsored enterprises (the "GSEs"). In connection with these transactions, we made various representations and warranties. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to the GSEs, whole-loan investors, securitization trusts or monoline insurers (collectively, “repurchases”). In all such cases, we would be exposed to any credit loss on the repurchased mortgage loans after accounting for any mortgage insurance or mortgage guarantee payments that we may receive.

Subject to the requirements and limitations of the applicable sales and securitization agreements, these representations and warranties can be enforced by the GSEs, the whole-loan investor, the securitization trustee, or others as governed by the applicable agreement or, in a limited number of first-lien and home equity securitizations where monoline insurers have insured all or some of the securities issued, by the monoline insurer, where the contract so provides. In the case of loans sold to parties other than the GSEs, the contractual liability to repurchase typically arises only if there is a breach of the representations and warranties that materially and adversely affects the interest of the investor, or investors, or of the monoline insurer (as applicable) in the loan. Contracts with the GSEs do not contain equivalent language.

For additional information about accounting for representations and warranties and our representations and warranties repurchase claims and exposures, see Note 14 to the Consolidated Financial Statements.

We have vigorously contested any request for repurchase when we conclude that a valid basis for repurchase does not exist and will continue to do so in the future. We may reach settlements in the future if opportunities arise on terms we believe to be advantageous.

Recent Developments Related to the Bank of America BNY Mellon Settlement

As a result of Bank of America's settlement (the “BNY Mellon Settlement”) with the Bank of New York Mellon, as trustee (the “Trustee”) in the second quarter of 2011, Merrill Lynch determined that it had sufficient experience to record a liability of $2.7 billion in that period related to its exposure on certain private-label securitizations. Recent levels of claims and file requests with certain counterparties have been less than originally anticipated and, as a result, we recorded a reduction to non-interest expenses of $754 million in the year ended December 31, 2012 that lowered the liability for representations and warranties exposures, as a portion of the loss was no longer deemed probable.

The BNY Mellon Settlement is subject to final court approval and certain other conditions. On August 10, 2012, the court issued an order setting a schedule for discovery and other proceedings, and setting May 2, 2013 as the date for the final court hearing on the settlement to begin. Bank of America and Merrill Lynch are not parties to the proceeding. If final court approval is not obtained by December 31, 2015, Bank of America may withdraw from the BNY Mellon Settlement, if the Trustee consents. The BNY Mellon Settlement also provides that if trusts among the 525 first-lien and five second-lien non-GSE securitization trusts holding loans with an unpaid principal balance exceeding a specified amount are excluded from the final BNY Mellon Settlement, based on investor objections or otherwise, Bank of America has the option to withdraw from the BNY Mellon Settlement pursuant to the terms of the BNY Mellon Settlement agreement.

It is not currently possible to predict how many parties will ultimately object to the BNY Mellon Settlement, whether the objections will prevent receipt of final court approval or the ultimate outcome of the court approval process, which can include appeals and could take a substantial period of time. In particular, conduct of discovery and the resolution of the objections to the settlement and any appeals could take a substantial period of time and these factors could materially delay the timing of final court approval. Accordingly, it is not possible to predict when the court approval process will be completed.

There can be no assurance that final court approval of the BNY Mellon Settlement will be obtained, that all conditions to the BNY Mellon Settlement will be satisfied or, if certain conditions to the BNY Mellon Settlement permitting withdrawal are met, that Bank of America will not withdraw from the settlement. If final court approval is not obtained or if Bank of America withdraws from the BNY Mellon Settlement in accordance with its terms, Merrill Lynch's future representations and warranties losses could be substantially different than existing accruals and the estimated range of possible loss over existing accruals.

Unresolved Repurchase Claims

Unresolved representations and warranties repurchase claims represent the notional amount of repurchase claims made by counterparties, typically the outstanding principal balance or the unpaid principal balance at the time of default. In the case of first-lien mortgages, this amount is often significantly greater than the expected loss amount due to the benefit of collateral and, in some cases, mortgage insurance or mortgage guarantee payments. Claims received from a counterparty remain outstanding until the underlying loan is repurchased, the claim is rescinded by the counterparty, or the claim is otherwise resolved.

The notional amount of unresolved repurchase claims from private-label securitization trustees, whole-loan investors and others increased to $5.8 billion at December 31, 2012 compared with $1.1 billion at December 31, 2011. The increase in the notional amount of unresolved repurchase claims is primarily due to increases in the submission of claims by private-label securitization trustees; the level of detail, support and analysis impacting overall claim quality, and, therefore, claims resolution; and the lack of an established process to resolve disputes related to these claims. We anticipated an increase in aggregate non-GSE claims at the time of the BNY Mellon Settlement in June 2011, and such increase in aggregate non-GSE claims was taken into consideration in developing the increase in our representations and warranties liability at that time. Although recent claims activity has been lower than anticipated, we expect unresolved repurchase claims related to private-label securitizations to continue to increase as claims continue to be submitted by private-label securitization trustees, and there is not an established process for the ultimate resolution of claims on which there is a disagreement. The documents governing private-label securitizations require repurchase claimants to show that a breach of representations and warranties had a material adverse impact on the claimant. We believe this to mean that the claimant is required to prove that the breach caused a loss to investors in the trust (or in certain cases, to the monoline insurer or other financial guarantor). We also believe that many of the defaults observed in private-label securitizations have been, and continue to be, driven by external factors, such as the substantial depreciation in home prices, persistently high unemployment and other negative economic trends, diminishing the likelihood that breaches of representations and warranties, where present, caused a loss.

The table below presents unresolved representations and warranties claims by counterparty at December 31, 2012 and December 31, 2011. The unresolved repurchase claims include only claims where we believe that the counterparty has a basis to submit claims. During the year ended December 31, 2012, we received $4.8 billion of new repurchase claims, which consists of approximately $4.7 billion from private-label securitization trustees, $54 million from GSEs, $22 million from whole-loan investors and $17 million from monoline investors.

Unresolved Repurchase Claims by Counterparty
(dollars in millions)
	December 31,
	2012	2011
GSEs	$93	$65
Monoline	147	136
Whole-loan investors, private-label securitization trustees and other	5,805	1,101
Total	$6,045	$1,302

At December 31, 2012, the notional amount of unresolved repurchase claims was $6,045 million. We have performed an initial review with respect to $4,922 million of these claims and do not believe a valid basis for repurchase has been established by the claimants. We are still in the process of reviewing the remaining $1,123 million of these claims. When a claim has been denied and there has not been communication with the counterparty for six months, Merrill Lynch views these claims as inactive; however, they remain in the unresolved repurchase claims balance until resolution.

In addition to the total unresolved repurchase claims above, there are $1.3 billion in repurchase demands outstanding from a master servicer where we believe the claimant has not satisfied the contractual thresholds to direct the securitization trustee to take action and/or that these demands are otherwise procedurally or substantively invalid. We do not believe the $1.3 billion in demands received are valid repurchase claims, and therefore it is not possible to predict the resolution with respect to such demands.

Cash Settlements

As presented in the table below, during the year ended December 31, 2012, we paid $73 million to resolve $73 million of repurchase claims through repurchase or reimbursement to investors or securitization trusts for losses they incurred, resulting in a loss on the related loans at the time of repurchase or reimbursement of $62 million. During the year ended December 31, 2011, we paid $58 million to resolve $62 million of repurchase claims through repurchase or reimbursement to investors or securitization trusts for losses they incurred, resulting in a loss on the related loans at the time of repurchase or reimbursement of $48 million. Cash paid for loan repurchases includes the unpaid principal balance of the loan plus past due interest. The amount of loss for loan repurchases is reduced by the fair value of the underlying loan collateral. The repurchase of loans and indemnification payments related to repurchase claims generally resulted from material breaches of representations and warranties related to the loans' material compliance with the applicable underwriting standards, including borrower misrepresentation, credit exceptions without sufficient compensating factors and non-compliance with underwriting procedures. The actual representations and warranties made in a sales transaction and the resulting repurchase and indemnification activity can vary by transaction or investor. A direct relationship between the type of defect that causes the breach of representations and warranties and the severity of the realized loss has not been observed.

(dollars in millions)
	Year Ended December 31,
	2012	2011
Claims resolved (1)	$73	$62

Repurchases	14	12
Indemnification payments	59	46
Total payments	$73	$58
(1) Represents unpaid principal balance.

Liability for Representations and Warranties

The liability for representations and warranties is included in Interest and other payables on the Consolidated Balance Sheets, and the related provision is included in Non-interest expenses on the Consolidated Statements of Earnings (Loss).

Our estimate of the liability for representations and warranties exposures and the corresponding range of possible loss is based on currently available information, significant judgment, and a number of other factors and assumptions that are subject to change. For additional information, see Note 14 to the Consolidated Financial Statements.

The liability for representations and warranties exposures and the corresponding estimated range of possible loss for these representations and warranties exposures do not consider any losses related to litigation matters disclosed in Note 14 to the Consolidated Financial Statements, nor do they include any potential securities law or fraud claims or potential indemnity or other claims against us. We are not able to reasonably estimate the amount of any possible loss with respect to any such securities law, fraud or other claims against us, except to the extent reflected in the aggregate range of possible loss for litigation and regulatory matters disclosed in Note 14 to the Consolidated Financial Statements; however, such loss could be material.

At December 31, 2012 and December 31, 2011, the liability for representations and warranties was $2.0 billion and $2.8 billion. As a result of the BNY Mellon Settlement in the second quarter of 2011, we determined that we had sufficient experience to record a liability of $2.7 billion in that period related to our exposure on certain private-label securitizations. Recent levels of claims and file requests with certain counterparties have been less than originally anticipated and, as a result, we recorded a reduction to non-interest expenses of $754 million in the year ended December 31, 2012 that lowered the liability for representations and warranties exposures, as a portion of the loss was no longer deemed probable.

Estimated Range of Possible Loss

Our estimated liability at December 31, 2012 for obligations under representations and warranties is necessarily dependent on, and limited by, a number of factors, including for private-label securitizations, the implied repurchase experience based on the BNY Mellon Settlement, as well as certain other assumptions and judgmental factors. Accordingly, future provisions associated with obligations under representations and warranties may be materially impacted if actual experiences are different from our historical experience or our understandings, interpretations or assumptions.

The representations and warranties liability represents our best estimate of probable incurred losses as of December 31, 2012. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. In addition, we have not recorded any representations and warranties liability for certain private-label securitizations sponsored by whole-loan investors, where we have little to no claim experience. We currently estimate that the range of possible loss for representations and warranties exposures, consisting primarily of non-GSE exposures, could be up to $1.1 billion over accruals at December 31, 2012, an increase of $0.6 billion from December 31, 2011. The increase in the range of possible loss was primarily attributable to the reduction in our liability for representations and warranties exposures discussed above. The estimated range of possible loss related to these representations and warranties exposures does not represent a probable loss and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. For additional information about the methodology used to estimate the representations and warranties liability and the corresponding range of possible loss, see Note 14 to the Consolidated Financial Statements.

Future provisions and/or ranges of possible loss for representations and warranties may be significantly impacted if actual experiences are different from our assumptions in our predictive models, including, without limitation, the ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, economic conditions, estimated home prices, consumer and counterparty behavior, and a variety of other judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or this estimated range of possible loss. For example, if courts, in the context of claims brought by private-label securitization trustees, were to disagree with our interpretation that the underlying agreements require a claimant to prove that the representations and warranties breach was the cause of the loss, it could significantly impact the estimated range of possible loss.

Additionally, if recent court rulings related to monoline litigation, including one related to an affiliate of ours, that have allowed sampling of loan files instead of requiring a loan-by-loan review to determine if a representations and warranties breach has occurred, are followed generally by the courts in other monoline litigation, private-label securitization counterparties may view litigation as a more attractive alternative as compared to a loan-by-loan review. Finally, although we believe that the representations and warranties typically given in non-GSE transactions are less rigorous and actionable than those given in GSE transactions, we do not have significant experience resolving loan-level claims in non-GSE transactions to measure the impact of these differences on the probability that a loan will be required to be repurchased.

Experience with Non-GSE Investors

As presented in the table below, Merrill Lynch, including First Franklin, sold loans originated from 2004 to 2008 (primarily subprime and alt-A) with an original principal balance of $132 billion to investors other than the GSEs (although the GSEs are investors in certain private-label securitizations), of which approximately $65 billion in principal has been paid off and $45 billion has defaulted or is severely delinquent (i.e., 180 days or more past due) at December 31, 2012.

As it relates to private-label securitizations, a contractual liability to repurchase mortgage loans generally arises only if counterparties prove there is a breach of the representations and warranties that materially and adversely affects the interest of the investor or all investors in a securitization trust or of the monoline insurer (as applicable). We believe that the longer a loan performs, the less likely it is that an alleged representations and warranties breach had a material impact on the loan's performance or that a breach even exists. Because the majority of the borrowers in this population would have made a significant number of payments if they are not yet 180 days or more past due, we believe that the principal balance at the greatest risk for repurchase claims in this population of private-label securitization investors are loans that already have defaulted and those that are currently severely delinquent. Additionally, only counterparties with the contractual right to demand repurchase of a loan can present valid repurchase claims. In the case of private-label securitization trust investors, they generally have to meet certain presentation thresholds in order to require trustees to present repurchase claims.

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

The following table details the population of loans originated between 2004 and 2008 and the population of loans sold as whole loans or in non-GSE private-label securitizations by entity together with the defaulted and severely delinquent loans stratified by the number of payments the borrower made prior to default or becoming severely delinquent as of December 31, 2012. In connection with these transactions, we provided representations and warranties, and the whole-loan investors may retain those rights even when the whole loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. At least 25 payments have been made on approximately 60% of the defaulted and severely delinquent loans. In the current year, we have received approximately $4.7 billion of representations and warranties claims from private-label securitization trustees related to these vintages, and approximately $22 million from whole-loan investors related to these vintages. We believe that many of the defaults observed in these securitizations have been, and continue to be, driven by external factors, such as the substantial depreciation in home prices, persistently high unemployment and other negative economic trends, diminishing the likelihood that any loan defect (assuming one exists at all) was the cause of a loan's default. As of December 31, 2012, approximately 34% of the loans sold to non-GSE counterparties that were originated between 2004 and 2008 have defaulted or are severely delinquent.

(dollars in billions)
	Principal Balance					Principal at Risk
Entity	Original Principal Balance	Outstanding Principal Balance December 31, 2012	Outstanding Principal Balance Over 180 Days	Defaulted Principal Balance	Defaulted or Severely Delinquent	Borrower Made Less than 13 Payments	Borrower Made 13 to 24 Payments	Borrower Made 25 to 36 Payments	Borrower Made More Than 36 Payments
Merrill Lynch (excluding First Franklin)	$50	$14	$4	$13	$17	$3	$4	$3	$7
First Franklin	82	18	5	23	28	5	6	5	12
Total (1)	$132	$32	$9	$36	$45	$8	$10	$8	$19

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
Involvement with VIEs

We transact with VIEs in a variety of capacities, including those that we help establish as well as those initially established by third parties. We utilize VIEs in the ordinary course of business to support our own and our customers' financing and investing needs. Merrill Lynch securitizes loans and debt securities using VIEs as a source of funding and a means of transferring the economic risk of the loans or debt securities to third parties. We also administer, structure or invest in or enter into derivatives with other VIEs, including multi-seller conduits, municipal bond trusts, collateralized debt obligations ("CDOs") and other entities. Our involvement with VIEs can vary and we are required to continuously reassess prior consolidation and disclosure conclusions (refer to Note 9 to the Consolidated Financial Statements). Refer to Note 1 to the Consolidated Financial Statements for a discussion of our consolidation accounting policy.

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
In the normal course of business, we periodically guarantee the obligations of affiliates in a variety of transactions including International Swaps and Derivatives Association, Inc. ("ISDA") -related and non ISDA-related transactions such as commodities trading, repurchase agreements, prime brokerage agreements and other transactions. We have also entered into an agreement with a non-U.S. regulator that could allow it, in its capacity as regulator, to request payments from us to support obligations to clients of the regulated non-U.S. branch. We believe the likelihood of payment under the terms of this agreement to be remote.

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

Beginning late in the third quarter of 2009, in connection with the update or renewal of certain Merrill Lynch international securities offering programs, Bank of America agreed to guarantee debt securities, warrants and/or certificates issued by certain subsidiaries of ML & Co. on a going forward basis. All existing ML & Co. guarantees of securities issued by those same Merrill Lynch subsidiaries under various international securities offering programs will remain in full force and effect as long as those securities are outstanding, and Bank of America has not assumed any of those prior ML & Co. guarantees or otherwise guaranteed such securities. There were approximately $7.0 billion of securities guaranteed by Bank of America at December 31, 2012. In addition, Bank of America has guaranteed the performance of Merrill Lynch on certain derivative transactions. The aggregate amount of such derivative liabilities was approximately $1.3 billion at December 31, 2012.

Following the completion of Bank of America's acquisition of Merrill Lynch, ML & Co. became a subsidiary of Bank of America and established intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these intercompany agreements is a $75 billion one-year revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America at a spread to the London Interbank Offered Rate ("LIBOR") that is reset periodically and is consistent with other intercompany agreements. This credit line was renewed effective January 1, 2013 with a maturity date of January 1, 2014. The credit line will automatically be extended by one year to the succeeding January 1st  unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. The agreement does not contain any financial or other covenants. There were no outstanding borrowings under the line of credit at December 31, 2012 and December 31, 2011.

In addition to the $75 billion unsecured line of credit, there is also a revolving unsecured line of credit that allows ML & Co. to borrow up to $25 billion from Bank of America. Interest on borrowings under the line of credit is based on prevailing short-term market rates. The line of credit does not contain any financial or other covenants. The line of credit matures on February 11, 2014. There were no outstanding borrowings under the line of credit at December 31, 2012 and December 31, 2011.

Merrill Lynch Pierce Fenner & Smith Incorporated ("MLPF&S") also has the following borrowing agreements with Bank of America:

•
A $4 billion one-year revolving unsecured line of credit - Interest on the line of credit is based on prevailing short-term market rates. The credit line matures on November 1, 2013 and may automatically be extended by one year to the succeeding November 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. At both December 31, 2012 and December 31, 2011, there were no outstanding borrowings under the line of credit.

•
A $15 billion 364-day revolving unsecured line of credit - Interest on the line of credit is based on prevailing short-term market rates. The line of credit matures on February 18, 2014. At December 31, 2012 and December 31, 2011, approximately $0.9 billion and $1.5 billion, respectively, was outstanding under the line of credit.

During the year ended December 31, 2012, $2.6 billion that was outstanding under the following MLPF&S borrowing agreements with Bank of America was repaid and the agreements were terminated. The two terminated agreements below were replaced by intercompany funding arrangements between MLPF&S and ML & Co.

•	A subordinated loan agreement for approximately $1.5 billion - Interest under this agreement was calculated based on a spread to LIBOR.

•	A $7.0 billion revolving subordinated line of credit - Interest under this agreement was calculated based on a spread to LIBOR.

Bank of America and Merrill Lynch have entered into certain intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these arrangements is a $50 billion extendible one-year revolving credit facility that allows Bank of America to borrow funds from Merrill Lynch at a spread to LIBOR that is reset periodically and is consistent with other intercompany agreements. The credit facility matures on January 1, 2014 and will automatically be extended by one year to the succeeding January 1st unless Merrill Lynch provides written notice not to extend at least 45 days prior to the maturity date. There were no amounts outstanding at both December 31, 2012 and December 31, 2011 under this credit facility. There is also a short-term revolving credit facility that allows Bank of America to borrow up to an additional $25 billion. Interest on borrowings under the credit facility is based on prevailing short-term market rates. The line of credit matures on February 11, 2014. At December 31, 2012 and December 31, 2011, approximately $16.2 billion and $3.7 billion, respectively, was outstanding under this credit facility.
Credit Ratings

Our borrowing costs and ability to raise funds are impacted by our credit ratings. In addition, credit ratings may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions, including OTC derivatives. Thus, it is our objective to maintain high-quality credit ratings.

Credit ratings and outlooks are opinions expressed by rating agencies on our creditworthiness and that of our obligations or securities, including long-term debt, short-term borrowings and other securities, including asset securitizations. Following the acquisition of Merrill Lynch by Bank of America, the major credit rating agencies have indicated that the primary drivers of Merrill Lynch's credit ratings are Bank of America's credit ratings. Bank of America's credit ratings are subject to ongoing review by the rating agencies, which consider a number of factors, including Bank of America's financial strength, performance, prospects and operations as well as factors not under Bank of America's control. The rating agencies could make adjustments to our ratings at any time and they provide no assurances that they will maintain our ratings at current levels.

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

On December 20, 2012, Standard & Poor's Ratings Services ("S&P") published a full credit analysis report on Bank of America, leaving the credit ratings for Bank of America and, consequently, ML & Co. unchanged as of that date. On October 10, 2012, Fitch Ratings ("Fitch") announced the results of its periodic review of its ratings for 12 large, complex securities trading and universal banks, including Bank of America. As part of this action, Fitch affirmed Bank of America's and ML & Co.'s credit ratings. On June 21, 2012, Moody's Investors Service, Inc. ("Moody's") completed its previously-announced review for possible downgrade of financial institutions with global capital markets operations, downgrading the ratings of 15 banks and securities firms, including the ratings of Bank of America and ML & Co. Bank of America's and ML & Co.'s long-term debt ratings were downgraded one notch as part of this action. The Moody's downgrade has not had a material impact on our financial condition, results of operations or liquidity. Each of the three major rating agencies, Moody's, S&P and Fitch, downgraded the ratings of Bank of America and ML & Co. in late 2011.

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

A further reduction in certain of our credit ratings may have a material adverse effect on our liquidity, potential loss of access to credit markets, the related cost of funds, our businesses and on certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical. In addition, under the terms of certain OTC derivative contracts and other trading agreements, in the event of further downgrades of our credit ratings, the counterparties to those agreements may require us to provide additional collateral, or to terminate these contracts or agreements, which could cause us to sustain losses and/or adversely impact our liquidity. If Bank of America's or ML & Co.'s short-term credit ratings, or those of our bank or broker-dealer subsidiaries, were downgraded by one or more levels, the potential loss of access to short-term funding sources, such as repurchase agreement financing, and the effect on our incremental cost of funds could be material.

At December 31, 2012, if the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by one incremental notch, the amount of additional collateral contractually required by derivative contracts and other trading agreements would have been approximately $0.4 billion. If the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by a second incremental notch, approximately $4.0 billion in additional incremental collateral would have been required.

Also, if the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by one incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of December 31, 2012 was $1.9 billion, against which $1.2 billion of collateral has been posted. If the rating agencies had downgraded their long-term debt ratings for ML & Co. or certain subsidiaries by a second incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of December 31, 2012 was an incremental $1.3 billion, against which $0.7 billion of collateral has been posted.

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

For information regarding the additional collateral and termination payments that would be required in connection with certain OTC derivative contracts and other trading agreements as a result of such a credit ratings downgrade, see Note 6 to the Consolidated Financial Statements and Item 1A. "Risk Factors."

As part of Bank of America's efforts to streamline its organizational structure and reduce complexity and costs, it has reduced and intends to continue to reduce the number of its subsidiaries, including through intercompany mergers. In connection with these efforts, Bank of America may merge ML & Co. with and into Bank of America Corporation. There is no assurance such merger will occur or the timing thereof. Any such merger would be subject to applicable regulatory approvals, consents and other conditions of closing.

U.S. Sovereign Credit Ratings

On June 8, 2012, S&P affirmed its AA+ long-term and A-1+ short-term sovereign credit rating on the U.S. government. The outlook remains negative. On July 10, 2012, Fitch affirmed its AAA long-term and F1+ short-term sovereign credit rating on the U.S. government. The outlook remains negative. Moody's also rates the U.S. government AAA with a negative outlook. All three rating agencies have indicated that they will continue to assess fiscal projections and consolidation measures, as well as the medium-term economic outlook for the U.S.

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
The Global Markets Risk Committee (“GMRC”), chaired by the Global Markets Risk Executive, has been designated by the Asset, Liability and Market Risk Committee (“ALMRC”) as the primary governance authority for global markets risk management including trading risk management. The GMRC's focus is to take a forward-looking view of the primary credit and market risks impacting Bank of America's Global Markets business (which includes Merrill Lynch's sales and trading businesses) and prioritize those that need a proactive risk mitigation strategy. Market risks that impact businesses outside of the Global Markets business are monitored and governed by their respective governance authorities.
The GMRC monitors significant daily revenues and losses by business and the primary drivers of the revenues or losses. Thresholds are in place for each of our businesses in order to determine if the revenue or loss is considered to be significant for that business. If any of the thresholds are exceeded, an explanation of the variance is provided to the GMRC. The thresholds are developed in coordination with the respective risk managers to highlight those revenues or losses that exceed what is considered to be normal daily income statement volatility.

Value-at-Risk (“VaR”)

To evaluate risk in our trading activities, we focus on the actual and potential volatility of individual positions as well as portfolios. VaR is a key statistic used to measure market risk. In order to manage day-to-day risks, VaR is subject to trading limits both for our overall trading portfolio and within individual businesses. All trading limit excesses are communicated to management for review.
A VaR model simulates the value of a portfolio under a range of hypothetical scenarios in order to generate a distribution of potential gains and losses. VaR represents the loss the portfolio is expected to experience within a given confidence level based on historical data. With any VaR model, there are significant and numerous assumptions that will differ from company to company. In addition, the accuracy of a VaR model depends on the availability and quality of historical data for each of the positions in the portfolio. A VaR model may require additional modeling assumptions for new products that do not have extensive historical price data or for illiquid positions for which accurate daily prices are not consistently available.
A VaR model is an effective tool in estimating ranges of potential gains and losses on our trading portfolios. There are, however, many limitations inherent in a VaR model as it utilizes historical results over a defined time period to estimate future performance. Historical results may not always be indicative of future results and changes in market conditions or in the composition of the underlying portfolio could have a material impact on the accuracy of the VaR model. In order for the VaR model to reflect current market conditions, we update the historical data underlying our VaR model on a bi-weekly basis and regularly review the assumptions underlying the model. Our VaR model utilizes three years of historical data. This time period was chosen to ensure that VaR reflects both a broad range of market movements as well as being sensitive to recent changes in market volatility. In addition, certain types of risks associated with positions that are illiquid and/or unobservable are not included in VaR. If these risks are determined to be material, the VaR model results will be supplemented.
We continually review, evaluate and enhance our VaR model so that it reflects the material risks in our trading portfolio. Changes to the VaR model are reviewed and approved prior to implementation and any material changes are reported to management through the appropriate governance committees. Nevertheless, due to the limitations previously discussed, we have historically used the VaR model as only one of the components in managing our trading risk and also use other techniques such as stress testing and desk level limits. Periods of extreme market stress influence the reliability of these techniques to various degrees.

The accompanying table presents year-end, average, high and low daily trading VaR for the year ended December 31, 2012, as well as a comparison to the year-end and average VaR for the year ended December 31, 2011.

2012 Trading Activities Market Risk VaR

(dollars in millions)
	2012 Year End	2012 Quarterly Average(3)	2012 High	2012 Low	2011 Year End	2011 Quarterly Average (4)
Trading value-at-risk(1)
Foreign exchange	$23	$20	$24	$14	$14	$15
Interest rate	43	38	43	33	39	40
Credit	88	49	88	27	56	102
Real estate / mortgage	16	27	36	16	32	64
Commodities	13	13	16	10	14	18
Equities	19	20	24	16	18	33
Subtotal(2)	202	167			173	272
Diversification benefit	(102)	(99)			(93)	(130)
Overall	$100	$68			$80	$142

(1)	Based on a 99% confidence level and a one-day holding period.

(2)	Subtotals are not provided for highs and lows as they are not meaningful.

(3)	Amounts represent the average of the quarter-end VaR results for 2012.

(4)	Amounts represent the average of the quarter-end VaR results for 2011.

The decrease in average VaR for 2012 was driven by reduced risk across most asset classes, with the largest reductions coming from the Credit, Real estate / mortgage and Equities asset classes. In addition, volatile market data from 2008, which was a material contribution to the 2011 average VaR, was no longer included in the three-year historical data for the 2012 average VaR.

Credit Risk Management

Counterparty Credit Risk

Credit risk is the risk of loss arising from the inability or failure of a borrower or counterparty to meet its obligations. Credit risk can also arise from operational failures that result in an erroneous advance, commitment or investment of funds. Merrill Lynch defines the credit exposure to a borrower or counterparty as the loss potential arising from all product classifications, including loans, derivatives, assets held-for-sale and unfunded lending commitments, which include loan commitments, letters of credit and financial guarantees. Derivative positions are recorded at fair value and assets held-for-sale are recorded at either the lower of cost or fair value. Certain loans and unfunded commitments are accounted for under the fair value option. Credit risk for these categories of assets is not accounted for as part of the allowance for credit losses but as part of the fair value adjustments recorded in earnings. For derivative positions, our credit risk is measured as the net cost in the event the counterparties with contracts in which we are in a gain position fail to perform under the terms of those contracts. We use the current mark-to-market value to represent credit exposure without giving consideration to future mark-to-market changes. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements and cash collateral. Our consumer and commercial credit extension and review procedures take into account funded and unfunded credit exposures.

We manage credit risk based on the risk profile of the borrower or counterparty, repayment sources, the nature of underlying collateral, and other support given current events, conditions and expectations. We classify our portfolios as either consumer or commercial and monitor credit risk in each as discussed below.

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

We account for certain large corporate loans and loan commitments, including issued but unfunded letters of credit which are considered utilized for credit risk management purposes, that exceed our single name credit risk concentration guidelines under the fair value option. Lending commitments, both funded and unfunded, are actively managed and monitored, and as appropriate, credit risk for these lending relationships may be mitigated through the use of credit derivatives, with our credit view and market perspectives determining the size and timing of the hedging activity. In addition, we purchase credit protection to cover the funded portion as well as the unfunded portion of certain other credit exposures. To lessen the cost of obtaining our desired credit protection levels, credit exposure may be added within an industry, borrower or counterparty group by selling protection. These credit derivatives do not meet the requirements for treatment as accounting hedges. They are carried at fair value with changes in fair value recorded in earnings.

Consumer Portfolio

Credit risk management for the consumer portfolio begins with initial underwriting and continues throughout a borrower's credit cycle. Statistical techniques in conjunction with experiential judgment are used in all aspects of portfolio management including underwriting, product pricing, risk appetite, setting credit limits, and establishing operating processes and metrics to quantify and balance risks and returns. Statistical models are built using detailed behavioral information from external sources such as credit bureaus and/or internal historical experience. These models are a component of our consumer credit risk management process and are used in part to help make both new and existing credit decisions, as well as portfolio management strategies, including authorizations and line management, collection practices and strategies, determination of the allowance for loan losses, and economic capital allocations for credit risk.

European Exposures

Certain European countries, including Greece, Ireland, Italy, Portugal and Spain, have experienced varying degrees of financial stress in recent years. Risks from the ongoing debt crisis in these countries could continue to disrupt the financial markets, which could have a detrimental impact on global economic conditions and sovereign and non-sovereign debt in these countries. In the fourth quarter of 2012, European policymakers continued to make incremental progress toward greater fiscal and monetary unity; however, fundamental issues of competitiveness, growth and fiscal solvency remain as challenges. As a result, volatility is expected to continue. We expect to continue to support client activities in the region and our exposures may vary over time as we monitor the situation and manage our risk profile.

The table below presents our direct sovereign and non-sovereign exposures in these countries at December 31, 2012. Our total sovereign and non-sovereign exposure to these countries was $2.9 billion at December 31, 2012 compared with $2.7 billion at December 31, 2011. The total exposure to these countries, net of all hedges, was $1.5 billion at December 31, 2012 compared with $1.1 billion at December 31, 2011. The fair value of hedges and credit default protection purchased, net of credit default protection sold, was $1.4 billion and $1.6 billion at December 31, 2012 and December 31, 2011, respectively.

Select European Countries
					Country	Hedges and	Net Country
	Funded Loans		Net		Exposure	Credit	Exposure
	and Loan	Unfunded	Counterparty	Securities/Other	December 31,	Default	December 31,
(dollars in millions)	Equivalents	Commitments	Exposure (1)	Investments (2)	2012	Protection (3)	2012 (4)
Country

Greece
Sovereign	$—	$—	$—	$2	$2	$—	$2
Financial Institutions	—	—	—	—	—	(23)	(23)
Corporates	—	—	1	52	53	(2)	51
Total Greece	$—	$—	$1	$54	$55	$(25)	$30

Ireland
Sovereign	$12	$—	$27	$—	$39	$(10)	$29
Financial Institutions	19	12	55	15	101	(9)	92
Corporates	—	—	6	37	43	(9)	34
Total Ireland	$31	$12	$88	$52	$183	$(28)	$155

Italy

Sovereign	$—	$—	$558	$350	$908	$(724)	$184
Financial Institutions	—	—	180	342	522	(36)	486
Corporates	—	—	243	160	403	(239)	164
Total Italy	$—	$—	$981	$852	$1,833	$(999)	$834

Portugal

Sovereign	$—	$—	$31	$27	$58	$(26)	$32
Financial Institutions	—	—	1	24	25	(1)	24
Corporates	—	—	4	85	89	(138)	(49)
Total Portugal	$—	$—	$36	$136	$172	$(165)	$7

Spain

Sovereign	$—	$—	$64	$144	$208	$(61)	$147
Financial Institutions	1	—	64	83	148	(29)	119
Corporates	30	21	46	175	272	(59)	213
Total Spain	$31	$21	$174	$402	$628	$(149)	$479

Total

Sovereign	$12	$—	$680	$523	$1,215	$(821)	$394
Financial Institutions	20	12	300	464	796	(98)	698
Corporates	30	21	300	509	860	(447)	413
Total	$62	$33	$1,280	$1,496	$2,871	$(1,366)	$1,505

(1)Net counterparty exposure includes the fair value of derivatives including the counterparty risk associated with credit default protection and secured financing transactions. Derivatives have been reduced by all eligible collateral pledged under legally enforceable netting agreements. Secured financing transactions have been reduced by eligible cash or securities pledged. The notional amount of reverse repurchase transactions was $1.3 billion at December 31, 2012. Counterparty exposure is not presented net of hedges or credit default protection.
(2)Long securities exposures have been netted on a single-name basis to, but not below, zero by hedges and short positions.
(3)Represents credit default protection purchased, net of credit default protection sold, which is used to mitigate our risk to country exposures as listed, including $(463) million in net credit default protection purchased to hedge loans and securities and short positions, and $(903) million in additional credit default protection purchased to hedge derivative assets. Amounts are calculated based on the credit default protection notional amount assuming zero recovery adjusted for any fair value receivable or payable.
(4)Represents country exposure less hedges and credit default protection.

We hedge certain of our selected European country exposure with credit default swaps (“CDS”). The majority of our CDS contracts on reference assets in Greece, Ireland, Italy, Portugal and Spain are with highly-rated financial institutions primarily outside of the Eurozone and we work to limit or eliminate correlated CDS. Due to our engagement in market-making activities, our CDS portfolio contains contracts with various maturities to a diverse set of counterparties. We work to limit mismatches in maturities between our exposures and the CDS we use to hedge them. However, there may be instances where the protection purchased has a different maturity from the exposure for which the protection was purchased, in which case, those exposures and hedges are subject to more active monitoring and management.

The table below presents the notional and fair value amounts of single-name CDS purchased and sold on reference assets in Greece, Ireland, Italy, Portugal and Spain at December 31, 2012.

Single-Name CDS with Reference Assets in Greece, Ireland, Italy, Portugal and Spain(1)
	Notional		Fair Value
(dollars in millions)	Purchased	Sold	Purchased	Sold
Greece
Aggregate	$76	$51	$5	$5
After Legally Netting (2)	39	14	1	1

Ireland
Aggregate	1,090	889	128	77
After Legally Netting (2)	1,041	841	122	75

Italy
Aggregate	10,460	7,333	1,240	634
After Legally Netting (2)	6,165	3,037	988	392

Portugal
Aggregate	1,017	758	67	49
After Legally Netting (2)	370	111	34	9

Spain
Aggregate	2,002	2,243	110	139
After Legally Netting (2)	821	1,062	47	73
(1) The majority of our CDS contracts on reference assets in Greece, Ireland, Italy, Portugal and Spain are primarily with non-Eurozone counterparties.
(2) Amounts listed are after consideration of legally enforceable counterparty master netting agreements.

Losses could result even if there is credit default protection purchased because the purchased credit protection contracts only pay out under certain scenarios and thus not all losses may be covered by the credit protection contracts. The effectiveness of our CDS protection as a hedge of these risks is influenced by a number of factors, including the contractual terms of the CDS. Generally, only the occurrence of a credit event as defined by the CDS terms (which may include, among other events, the failure to pay by, or restructuring of, the reference entity) results in a payment under the purchased credit protection contracts. The determination as to whether a credit event has occurred is made by the relevant ISDA Determination Committee (comprised of various ISDA member firms) based on the terms of the CDS and facts and circumstances for the event. Accordingly, uncertainties exist as to whether any particular strategy or policy action for addressing the European debt crisis would constitute a credit event under the CDS. A voluntary restructuring may not trigger a credit event under CDS terms and consequently may not trigger a payment under the CDS contract.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Merrill Lynch & Co., Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings (loss), comprehensive (loss) income, changes in stockholder's equity and cash flows present fairly, in all material respects, the financial position of Merrill Lynch & Co., Inc. and its subsidiaries (the "Company") at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 28, 2013

Merrill Lynch & Co., Inc. and Subsidiaries Consolidated Statements of Earnings (Loss)

	For the Year Ended	For the Year Ended	For the Year Ended
(dollars in millions)	December 31, 2012	December 31, 2011	December 31, 2010
Revenues
Principal transactions	$2,306	$5,876	$7,092
Commissions	5,079	5,698	5,760
Managed account and other fee-based revenues	5,427	5,203	4,516
Investment banking	4,914	5,179	5,313
Earnings from equity method investments	285	347	898
Intercompany service fee revenue from Bank of America	986	944	329
Other revenues	1,929	1,808	4,473
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	(6)	(69)	(174)
Less: Portion of other-than-temporary impairment losses recognized in
other comprehensive income	—	10	2
Subtotal	20,920	24,996	28,209
Interest and dividend revenues	6,395	8,186	9,352
Less interest expense	7,098	8,785	9,610
Net interest expense	(703)	(599)	(258)
Revenues, net of interest expense	20,217	24,397	27,951

Non-interest expenses
Compensation and benefits	14,608	15,773	15,069
Communications and technology	1,588	1,771	1,993
Occupancy and related depreciation	1,204	1,367	1,395
Brokerage, clearing, and exchange fees	951	1,121	1,022
Advertising and market development	501	500	444
Professional fees	921	1,029	986
Office supplies and postage	104	126	157
Representations and warranties	(754)	2,731	(120)
Intercompany service fee expense from Bank of America	1,798	2,320	538
Other	1,554	2,250	2,439
Total non-interest expenses	22,475	28,988	23,923
Pre-tax (loss) earnings	(2,258)	(4,591)	4,028
Income tax (benefit) expense	(2,548)	(2,944)	148
Net earnings (loss)	$290	$(1,647)	$3,880
Preferred stock dividends	—	—	134
Net earnings (loss) applicable to common stockholder	$290	$(1,647)	$3,746
See Notes to Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries Consolidated Statements of Comprehensive (Loss) Income

	For the Year Ended	For the Year Ended	For the Year Ended
(dollars in millions)	December 31, 2012	December 31, 2011	December 31, 2010
Net earnings (loss)	$290	$(1,647)	$3,880
Other comprehensive (loss) income:
Foreign currency translation adjustment:
Foreign currency translation (losses) gains	(26)	50	(197)
Income tax benefit (expense)	49	(166)	240
Total	23	(116)	43
Net unrealized gains (losses) on investment securities available-for-sale:
Net unrealized holding gains (losses) arising during the period	—	57	(168)
Reclassification adjustment for realized (gains) losses included in net (loss) earnings	—	(3)	9
Net unrealized gains (losses) on investment securities available-for-sale	—	54	(159)
Income tax benefit (expense)	30	(21)	46
Total	30	33	(113)
Deferred (losses) gains on cash flow hedges:
Deferred (losses) gains on cash flow hedges	—	(3)	32
Reclassification adjustment for realized gains included in net (loss) earnings	—	(6)	(25)
Income tax benefit (expense)	—	4	(3)
Total	—	(5)	4
Defined benefit pension and postretirement plans:
Net actuarial (losses) gains	(537)	111	(56)
Prior service credit (cost)	3	24	(59)
Income tax benefit (expense)	189	(28)	39
Total	(345)	107	(76)
Total other comprehensive (loss) income	(292)	19	(142)
Comprehensive (loss) income	$(2)	$(1,628)	$3,738

See Notes to Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries Consolidated Balance Sheets

(dollars in millions, except per share amounts)	December 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$12,911	$13,733
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	14,031	11,757
Securities financing transactions
Receivables under resale agreements (includes $93,715 in 2012 and $85,652 in 2011 measured at fair value in accordance with the fair value option election)	148,817	143,491
Receivables under securities borrowed transactions (includes $961 in 2012 and $259 in 2011 measured at fair value in accordance with the fair value option election)	60,992	58,109
	209,809	201,600
Trading assets, at fair value (includes securities pledged as collateral that can be sold or repledged of $36,268 in 2012 and $34,932 in 2011)
Derivative contracts	24,851	35,091
Equities and convertible debentures	40,618	25,619
Non-U.S. governments and agencies	37,845	30,239
Corporate debt and preferred stock	18,337	17,305
Mortgages, mortgage-backed, and asset-backed	10,613	8,254
U.S. Government and agencies	54,564	43,003
Municipals, money markets, physical commodities and other	12,480	13,044
	199,308	172,555
Investment securities (includes $162 in 2012 and $244 in 2011 measured at fair value in accordance with the fair value option election)	5,903	6,684
Securities received as collateral, at fair value	16,013	13,716
Receivables from Bank of America	45,830	59,945
Other receivables
Customers (net of allowance for doubtful accounts of $9 in 2012 and $15 in 2011) (includes $271 in 2012 and $0 in 2011 measured at fair value in accordance with the fair value option election)	20,265	20,512
Brokers and dealers	21,792	8,691
Interest and other	9,244	9,130
	51,301	38,333
Loans, notes, and mortgages (net of allowances for loan losses of $57 in 2012 and $72 in 2011) (includes $3,077 in 2012 and $2,322 in 2011 measured at fair value in accordance with the fair value option election)	19,545	20,574
Equipment and facilities, net	1,031	1,385
Goodwill and intangible assets	9,782	10,079
Other assets	17,464	15,155
Total Assets	$602,928	$565,516

Assets of Consolidated VIEs Included in Total Assets Above (isolated to settle the liabilities of the VIEs)
Trading assets, excluding derivative contracts	$7,847	$8,800
Investment securities	41	162
Loans, notes, and mortgages (net)	206	94
Other assets	764	3,022
Total Assets of Consolidated VIEs	$8,858	$12,078

See Notes to Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries Consolidated Balance Sheets

(dollars in millions, except per share amounts)	December 31, 2012	December 31, 2011
LIABILITIES
Securities financing transactions
Payables under repurchase agreements (includes $42,639 in 2012 and $34,235 in 2011 measured at fair value in accordance with the fair value option election)	$219,710	$173,767
Payables under securities loaned transactions	18,305	11,460
	238,015	185,227
Short-term borrowings (includes $3,283 in 2012 and $5,908 in 2011 measured at fair value in accordance with the fair value option election)	3,376	6,051
Deposits	12,873	12,364
Trading liabilities, at fair value
Derivative contracts	20,568	26,239
Equities and convertible debentures	18,957	12,223
Non-U.S. governments and agencies	19,707	16,554
Corporate debt and preferred stock	8,026	7,084
U.S. Government and agencies	20,186	16,976
Municipals, money markets and other	562	645
	88,006	79,721
Obligation to return securities received as collateral, at fair value	16,013	13,716
Payables to Bank of America	8,752	31,731
Other payables
Customers	52,053	40,153
Brokers and dealers	4,748	8,667
Interest and other (includes $57 in 2012 and $173 in 2011 measured at fair value in accordance with the fair value option election)	18,634	18,128
	75,435	66,948
Long-term borrowings (includes $30,875 in 2012 and $30,325 in 2011 measured at fair value in accordance with the fair value option election)	92,249	106,929
Junior subordinated notes (related to trust preferred securities)	3,809	3,789
Total Liabilities	538,528	506,476

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY

Common stock (par value $1.33 1/3 per share; authorized: 3,000,000,000 shares; issued: 2012 and 2011 — 1,000 shares)	—	—
Paid-in capital	56,127	50,765
Accumulated other comprehensive loss (net of tax)	(527)	(235)
Retained earnings	8,800	8,510
Total Stockholder's Equity	64,400	59,040

Total Liabilities and Stockholder's Equity	$602,928	$565,516

Liabilities of Consolidated VIEs Included in Total Liabilities Above
Short-term borrowings (includes $81 in 2012 and $0 in 2011 of non-recourse debt)	$2,940	$4,939
Derivative contracts	19	4
Payables to Bank of America	1,157	—
Long-term borrowings (includes $2,335 in 2012 and $2,579 in 2011 of non-recourse debt)	6,292	6,595
Other payables	14	186
Total Liabilities of Consolidated VIEs	$10,422	$11,724

See Notes to Consolidated Financial Statements.

Merrill Lynch & Co. Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholder's Equity
(dollars in millions)	Preferred Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholder's Equity
Balance December 31, 2009	$1,541	$—	$48,214	$6,556	$(112)	$56,199
Mandatory conversion of preferred stock	(1,541)	—	—	—	—	(1,541)
Capital contribution associated with stock-based compensation awards	—	—	1,447	—	—	1,447
Other capital contributions from Bank of America	—	—	228	—	—	228
Foreign currency translation adjustment	—	—	—	—	43	43
Net unrealized losses on investment securities available-for-sale	—	—	—	—	(113)	(113)
Net deferred gains on cash flow hedges	—	—	—	—	4	4
Change in funded status of defined benefit pension and post retirement plans	—	—	—	—	(76)	(76)
Cumulative adjustments for accounting changes:
Consolidation of certain variable interest entities	—	—	—	(145)	—	(145)
Net earnings	—	—	—	3,880	—	3,880
Preferred stock dividends declared	—	—	—	(134)	—	(134)
Balance December 31, 2010	—	—	49,889	10,157	(254)	59,792
Capital contribution associated with stock-based compensation awards	—	—	876	—	—	876
Foreign currency translation adjustment	—	—	—	—	(116)	(116)
Net unrealized gains on investment securities available-for-sale	—	—	—	—	33	33
Net deferred losses on cash flow hedges	—	—	—	—	(5)	(5)
Change in funded status of defined benefit pension and post retirement plans	—	—	—	—	107	107
Net loss	—	—	—	(1,647)	—	(1,647)
Balance December 31, 2011	—	—	50,765	8,510	(235)	59,040
Capital contribution associated with stock-based compensation awards	—	—	1,131	—	—	1,131
Capital contributions from Bank of America associated with intragroup reorganizations and other transactions	—	—	4,231	—	—	4,231
Foreign currency translation adjustment	—	—	—	—	23	23
Net unrealized gains on investment securities available-for-sale	—	—	—	—	30	30
Change in funded status of defined benefit pension and post retirement plans	—	—	—	—	(345)	(345)
Net earnings	—	—	—	290	—	290
Balance December 31, 2012	$—	$—	$56,127	$8,800	$(527)	$64,400

See Notes to Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries Consolidated Statements of Cash Flows

	For the Year Ended	For the Year Ended	For the Year Ended
(dollars in millions)	December 31, 2012	December 31, 2011	December 31, 2010
Cash flows from operating activities:
Net earnings (loss)	$290	$(1,647)	$3,880
Adjustments to reconcile net earnings (loss) to cash provided by operating activities
Representations and warranties	(754)	2,731	(120)
Depreciation and amortization	576	731	900
Share-based compensation expense	1,531	1,919	1,483
Gains on repurchases of long-term borrowings	(405)	—	—
Fair value adjustments on structured notes	3,207	(2,030)	31
Deferred taxes	(2,785)	3,081	637
Earnings from equity method investments	(265)	(347)	(625)
Other	498	2,033	(159)
Changes in operating assets and liabilities:
Trading assets	(26,565)	16,528	7,758
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	(2,274)	667	2,506
Receivables from Bank of America	18,346	9,612	5,657
Receivables under resale agreements	(5,326)	(5,272)	(37,956)
Receivables under securities borrowed transactions	(2,883)	2,349	17,590
Customer receivables	247	1,561	12,205
Brokers and dealers receivables	(13,103)	7,794	(3,226)
Proceeds from loans, notes, and mortgages held for sale	1,079	4,455	8,456
Other changes in loans, notes, and mortgages held for sale	(662)	(2,465)	(4,713)
Trading liabilities	8,184	(17,061)	11,561
Payables under repurchase agreements	45,943	(9,991)	(1,989)
Payables under securities loaned transactions	6,845	(3,791)	(10,314)
Payables to Bank of America	(22,979)	8,787	(8,155)
Customer payables	11,900	1,108	(1,413)
Brokers and dealers payables	(3,919)	(4,228)	(6,008)
Other, net	1,056	(2,636)	7,034
Cash provided by operating activities	17,782	13,888	5,020
Cash flows from investing activities:
Proceeds from (payments for):
Paydowns and maturities of available-for-sale securities	1,214	1,734	1,615
Sales of available-for-sale securities	22	4,290	15,472
Purchases of available-for-sale securities	(1,236)	(1,672)	(5,136)
Sales and maturities of held-to-maturity securities	—	250	—
Sale of office buildings	578	—	—
Equipment and facilities, net	(266)	(95)	(377)
Loans, notes, and mortgages held for investment	1,010	2,793	6,927
Other investments	1,600	6,169	11,787
Cash provided by investing activities	2,922	13,469	30,288
Cash flows from financing activities:
Proceeds from (payments for):
Short-term borrowings	(2,675)	(9,197)	(4,623)
Issuance and resale of long-term borrowings	7,518	9,169	8,553
Settlement and repurchases of long-term borrowings	(26,975)	(29,876)	(34,914)
Deposits	509	(462)	(2,361)
Derivative financing transactions	101	36	(1)
Dividends	—	—	(134)
Cash used for financing activities	(21,522)	(30,330)	(33,480)
Effect of exchange rate changes on cash and cash equivalents	(4)	(516)	251
(Decrease) increase in cash and cash equivalents	(822)	(3,489)	2,079
Cash and cash equivalents, beginning of period	13,733	17,222	15,143
Cash and cash equivalents, end of period	$12,911	$13,733	$17,222
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$448	$428	$2,577
Income taxes refunded(1)	(4,753)	(2,047)	(4,232)
Interest paid	6,355	7,399	7,846
(1) Included in income taxes refunded are amounts received from Bank of America that represent payments for utilization of Merrill Lynch's net tax deductions in the consolidated Bank of America tax returns in accordance with the intercompany tax allocation policy.

Non-cash investing and financing activities:
For the years ended December 31, 2012 and 2010, Merrill Lynch received non-cash capital contributions of approximately $1.1 billion and $1.0 billion, respectively, from Bank of America associated with certain employee stock compensation awards. In addition, as of January 1, 2010, Merrill Lynch assumed assets and liabilities in connection with the consolidation of certain VIEs. See Note 9. In October 2010, Merrill Lynch’s mandatory convertible preferred stock was automatically converted to Bank of America common stock. The redemption was settled through a non-cash intercompany transaction.
Effective on January 1, 2009, Merrill Lynch acquired the net assets of two affiliates and their respective subsidiaries from Bank of America. This was recorded as a non-cash capital contribution. See Note 1. In addition, effective on January 1, 2009, Bank of America contributed the net assets of Bank of America Securities Holdings Corporation to Merrill Lynch.

See Notes to Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012

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

Intragroup Reorganization

On November 1, 2012, in connection with an intragroup reorganization involving Bank of America and a number of its subsidiaries, Merrill Lynch acquired two affiliated companies and their respective subsidiaries from Bank of America. The acquisition was effected through a non-cash capital contribution from Bank of America. In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“Business Combinations Accounting”), the Consolidated Financial Statements include the historical results of the acquired affiliated companies and their subsidiaries as if the transaction had occurred on January 1, 2009, the date at which all the affected entities were first under the common control of Bank of America. Merrill Lynch has recorded the assets and liabilities acquired in connection with the transaction at their historical carrying values, which resulted in increases to stockholder's equity and receivables from Bank of America of approximately $13.5 billion, $9.1 billion and $9.0 billion as of December 31, 2012, 2011 and 2010, respectively.
Basis of Presentation
The Consolidated Financial Statements include the accounts of Merrill Lynch. The Consolidated Financial Statements are presented in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Intercompany transactions and balances within Merrill Lynch have been eliminated. Transactions and balances with

Bank of America have not been eliminated. Certain prior-period amounts have been reclassified in order to conform to the current period presentation.
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
VIEs — Those entities that do not meet the VRE criteria are generally analyzed for consolidation as VIEs. A VIE is an entity that lacks equity investors or whose equity investors do not have a controlling financial interest in the entity through their equity investments. Merrill Lynch consolidates those VIEs for which it is the primary beneficiary. In accordance with Consolidation Accounting, Merrill Lynch is considered to be the primary beneficiary when it has a controlling financial interest in a VIE. Merrill Lynch has a controlling financial interest when it has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Merrill Lynch reassesses whether it is the primary beneficiary of a VIE on a quarterly basis. The quarterly reassessment process considers whether Merrill Lynch has acquired or divested the power to direct the activities of the VIE through changes in governing documents or other circumstances. The reassessment also considers whether Merrill Lynch has acquired or disposed of a financial interest that could be significant to the VIE, or whether an interest in the VIE has become significant or is no longer significant. The consolidation status of the VIEs with which Merrill Lynch is involved may change as a result of such reassessments.
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
Investment banking revenues includes fees for the underwriting and distribution of debt, equity and loan products and fees for advisory services and tailored risk management solutions, which are accrued when services for the transactions are substantially completed.
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
Fair Value Accounting also requires that Merrill Lynch consider its own creditworthiness when determining the fair value of certain instruments, including OTC derivative instruments (i.e., debit valuation adjustments or "DVA") and certain structured notes carried at fair value under the fair value option election. Merrill Lynch’s DVA is measured in the same manner as CVA. The impact of Merrill Lynch’s DVA is incorporated into the fair value of OTC derivative contracts even when credit risk is not readily observable in the instrument. For additional information on calculating CVA and DVA see Note 6.

Legal and Representations and Warranty Reserves

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

Income Taxes
Merrill Lynch provides for income taxes on all transactions that have been recognized in the Consolidated Financial Statements in accordance with ASC 740, Income Taxes (“Income Tax Accounting”). Accordingly, deferred taxes are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period during which such changes are enacted. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more-likely-than-not to be realized. Pursuant to Income Tax Accounting, Merrill Lynch may consider various sources of evidence in assessing the necessity of valuation allowances to reduce deferred tax assets to amounts more-likely-than-not to be realized, including the following: 1) past and projected earnings, including losses, of Merrill Lynch and Bank of America, as certain tax attributes such as U.S. net operating losses (“NOLs”), U.S. capital loss carryforwards and foreign tax credit carryforwards can be utilized by Bank of America in certain income tax returns, 2) tax carryforward periods, and 3) tax planning strategies and other factors of the legal entities, such as the intercompany tax allocation policy. Included within Merrill Lynch’s net deferred tax assets are carryforward amounts generated in the U.S. and the U.K. that are deductible in the future as NOLs. Merrill Lynch has concluded that these deferred tax assets are more-likely-than-not to be fully utilized prior to expiration, based on the projected level of future taxable income of Merrill Lynch and Bank of America, which is relevant due to the intercompany tax allocation policy. For this purpose, future taxable income was projected based on forecasts, historical earnings after adjusting for the past market disruptions and the anticipated impact of the differences between pre-tax earnings and taxable income.
Merrill Lynch recognizes and measures its unrecognized tax benefits ("UTBs") in accordance with Income Tax Accounting. Merrill Lynch estimates the likelihood, based on their technical merits, that tax positions will be sustained upon examination considering the facts and circumstances and information available at the end of each period. Merrill Lynch adjusts the level of UTBs when there is more information available, or when an event occurs requiring a change. In accordance with Bank of America’s policy, any new or subsequent change in an unrecognized tax benefit related to a Bank of America state consolidated, combined or unitary return in which Merrill Lynch is a member will generally not be reflected in Merrill Lynch’s Consolidated Statement of Earnings (Loss) and Consolidated Balance Sheet. However, upon Bank of America’s resolution of the item, any material impact determined to be attributable to Merrill Lynch will be reflected in Merrill Lynch’s Consolidated Statement of Earnings (Loss) and Consolidated Balance Sheet. Merrill Lynch accrues income-tax-related interest and penalties, if applicable, within income tax expense.
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
Cash and Securities Segregated for Regulatory Purposes or Deposited with Clearing Organizations
Merrill Lynch maintains relationships with clients around the world and, as a result, it is subject to various regulatory regimes. As a result of its client activities, Merrill Lynch is obligated by rules mandated by its primary regulators, including the Securities and Exchange Commission (“SEC”) and the Commodity Futures Trading Commission (“CFTC”) in the U.S. and the Financial Services Authority (“FSA”) in the U.K. to segregate or set aside cash and/or qualified securities to satisfy these regulations, which have been promulgated to protect customer assets. In addition, Merrill Lynch is a member of various clearing organizations at which it maintains cash and/or securities required for the conduct of its day-to-day clearance activities.
Securities Financing Transactions
Merrill Lynch enters into repurchase and resale agreements and securities borrowed and loaned transactions to accommodate customers and earn interest rate spreads (also referred to as “matched-book transactions”), obtain securities for settlement and finance inventory positions. Resale and repurchase agreements are generally accounted for as collateralized financing transactions and may be recorded at their contractual amounts plus accrued interest or at fair value under the fair value option election. In resale and repurchase agreements, typically the termination date of the agreements is before the maturity date of the underlying security. However, in certain situations, Merrill Lynch may enter into agreements where the termination date of the transaction is the same as the maturity date of the underlying security. These transactions are referred to as repo-to-maturity ("RTM") transactions. In accordance with applicable accounting guidance, Merrill Lynch accounts for RTM transactions as sales and purchases when the transferred securities are highly liquid. In instances where securities are considered sold or purchased, Merrill Lynch removes or recognizes the securities and, in the case of sales, recognizes a gain or loss, where applicable. At December 31, 2012 and December 31, 2011, Merrill Lynch had no outstanding RTM transactions that had been accounted for as sales and an immaterial amount of transactions that had been accounted for as purchases.
Resale and repurchase agreements recorded at fair value are generally valued based on pricing models that use inputs with observable levels of price transparency. Where the fair value option election has been made, changes in the fair value of resale and repurchase agreements are reflected in principal transactions revenues and the contractual interest coupon is recorded as interest revenue or interest expense, respectively. Resale and repurchase agreements are substantially collateralized and are not sensitive to credit risk. For further information refer to Note 4.
Merrill Lynch may use securities received as collateral for resale agreements to satisfy regulatory requirements such as Rule 15c3-3 of the Securities Exchange Act of 1934.
Securities borrowed and loaned transactions may be recorded at the amount of cash collateral advanced or received plus accrued interest or at fair value under the fair value option election. Securities borrowed transactions require Merrill Lynch to provide the counterparty with collateral in the form of cash, letters of credit, or other securities. Merrill Lynch receives collateral in the form of cash or other securities for securities loaned transactions. For these transactions, the fees received or paid by Merrill Lynch are recorded as interest revenue or expense. Securities borrowed and loaned transactions are substantially collateralized and are not sensitive to credit risk.

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
Derivatives
A derivative is an instrument whose value is derived from an underlying instrument or index, such as interest rates, equity security prices, currencies, commodity prices or credit spreads. Derivatives include futures, forwards, swaps, option contracts and other financial instruments with similar characteristics. Derivative contracts often involve future commitments to exchange interest payment streams or currencies based on a notional or contractual amount (e.g., interest rate swaps or currency forwards) or to purchase or sell other financial instruments at specified terms on a specified date (e.g., options to buy or sell securities or currencies). All derivatives are accounted for at fair value. Refer to Note 6 for further information.
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
Merrill Lynch regularly (at least quarterly) evaluates each AFS security whose fair value has declined below amortized cost to assess whether the decline in fair value is other-than-temporary. A decline in a debt security’s fair value is considered to be other-than-temporary if it is probable that all amounts contractually due will not be collected or Merrill Lynch either plans to sell the security or it is more likely than not that it will be required to sell the security before recovery of its amortized cost. For unrealized losses on debt securities that are deemed other-than-temporary, the credit component of an other-than-temporary impairment is recognized in earnings and the non-credit component is recognized in OCI when Merrill Lynch does not intend to sell the security and it is more likely than not that Merrill Lynch will not be required to sell the security prior to recovery. Refer to Note 8 for further information.

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
For investments accounted for at cost, income is recognized when dividends are received, or when the investment is sold. Instruments are periodically tested for impairment based on the guidance provided in Investment Accounting, and the cost basis is reduced when an impairment is deemed other-than-temporary.
Loans, Notes and Mortgages, Net
Merrill Lynch’s lending and related activities include loan originations, syndications and securitizations. Loan originations include corporate and institutional loans, residential and commercial mortgages, asset-backed loans, and other loans to individuals and businesses. Merrill Lynch also engages in secondary market loan trading (see the Trading Assets and Liabilities section of this Note) and margin lending, which is included in Customer Receivables. Loans included in loans, notes, and mortgages are classified for accounting purposes as loans held for investment or loans held for sale.
Loans held for investment are generally carried at amortized cost, less an allowance for loan losses, which represents Merrill Lynch’s estimate of probable losses inherent in its lending activities. The fair value option election has been made for certain held-for-investment loans, notes and mortgages. Merrill Lynch performs periodic and systematic detailed reviews of its lending portfolios to identify credit risks and to assess overall collectability. These reviews, which are updated on a quarterly basis, consider a variety of factors including, but not limited to, historical loss experience, estimated defaults, delinquencies, economic conditions, credit scores and the fair value of any underlying collateral. Provisions for loan losses are included in interest and dividend revenue in the Consolidated Statements of Earnings (Loss).
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
Depreciation and amortization are computed using the straight-line method. Equipment is depreciated over its estimated useful life, while leasehold improvements are amortized over the lesser of the improvement’s estimated economic useful life or the term of the lease. Maintenance and repair costs are expensed as incurred. Depreciation and amortization expense was $269 million, $422 million and $591 million for 2012, 2011 and 2010, respectively.
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
New Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (the "FASB") issued new accounting guidance that addresses effective control in repurchase agreements and eliminated the requirement for entities to consider whether the transferor/seller has the ability to repurchase the financial assets in a repurchase agreement. This new accounting guidance was effective, on a prospective basis, for new transactions or modifications to existing transactions, on January 1, 2012. The adoption of this guidance did not have a material impact on Merrill Lynch's consolidated financial position or results of operations.

Effective January 1, 2012, Merrill Lynch adopted amendments from the FASB to Fair Value Accounting. The amendments clarify the application of the highest and best use, and valuation premise concepts, preclude the application of "blockage factors" in the valuation of all financial instruments and include criteria for applying the fair value measurement principles to portfolios of financial instruments. The amendments also prescribe additional disclosures for Level 3 fair value measurements and financial instruments not carried at fair value. The adoption of this guidance did not have a material impact on Merrill Lynch's consolidated financial position or results of operations.

Effective January 1, 2013, Merrill Lynch will be required to retrospectively adopt new accounting guidance from the FASB requiring additional disclosures on the effect of netting arrangements on an entity's financial position. The disclosures relate to derivatives and securities financing agreements that are either offset on the balance sheet under existing accounting guidance or are subject to a legally enforceable master netting or similar agreement. This new guidance addresses only disclosures, and accordingly will have no impact on Merrill Lynch's consolidated financial position or results of operations.

In December 2012, the FASB issued a proposed standard on accounting for expected credit losses. It would replace multiple existing impairment models, including an “incurred loss” model for loans, with an “expected credit loss” model. The FASB announced it would establish the effective date when it issues the final standard. Merrill Lynch cannot predict at this time whether or when a final standard will be issued, when it will be effective or what its final provisions will be. It is possible that the final standard could have a material adverse impact on Merrill Lynch's consolidated results of operations once it is issued and becomes effective.

Note 2.	Transactions with Bank of America
Merrill Lynch has entered into various transactions with Bank of America, including transactions associated with certain sales and trading and financing activities, as well as the allocation of certain shared services.

On November 1, 2012, in connection with an intragroup reorganization involving Bank of America and a number of its subsidiaries, Merrill Lynch acquired two affiliated companies and their respective subsidiaries from Bank of
America. The acquisition was financed through a capital contribution from Bank of America (see Note 1).

On January 6, 2013, Bank of America entered into an agreement with Fannie Mae ("FNMA") to resolve substantially all outstanding and potential repurchase and certain other claims relating to the origination, sale and delivery of certain residential mortgage loans. As part of the agreement, Bank of America repurchased for $6.6 billion certain residential mortgage loans that had previously been sold to FNMA, which Bank of America valued at less than the purchase price. The majority of such loans are held by Merrill Lynch.

Details on amounts receivable from and payable to Bank of America as of December 31, 2012 and December 31, 2011 are presented below.
Receivables from Bank of America are comprised of:

(dollars in millions)
	December 31, 2012	December 31, 2011
Cash and cash equivalents	$9,446	$8,681
Cash and securities segregated for regulatory purposes	5,257	6,107
Receivables under resale agreements	13,090	26,855
Trading assets	409	700
Net intercompany funding receivable	16,473	11,318
Other receivables	1,155	6,284
Total	$45,830	$59,945
Payables to Bank of America are comprised of:

(dollars in millions)
	December 31, 2012	December 31, 2011
Payables under repurchase agreements	$556	$22,647
Payables under securities loaned transactions	3,686	2,519
Short-term borrowings	925	1,450
Deposits	140	159
Trading liabilities	509	503
Other payables	1,780	1,803
Long-term borrowings(1)	1,156	2,650
Total	$8,752	$31,731

(1)	Includes $2,578 million of subordinated borrowings from Bank of America as of December 31, 2011 (see Note 12).

Total net revenues and non-interest expenses related to transactions with Bank of America for the year ended December 31, 2012 were $1.6 billion and $2.2 billion, respectively. Net revenues for the year ended December 31, 2012 included $125 million of investment banking revenue from transactions involving Bank of America. Total net revenues and non-interest expenses related to transactions with Bank of America for the year ended December 31, 2011 were $1.5 billion and $2.5 billion, respectively. Net revenues for the year ended December 31, 2011 included $322 million of investment banking revenue from transactions involving Bank of America. Total net revenues and non-interest expenses related to transactions with Bank of America for the year ended December 31, 2010 were $1.0 billion and $807 million, respectively. Net revenues for the year ended December 31, 2010 included a realized gain of approximately $280 million from the sale of approximately $11 billion of available-for-sale securities, $212 million of investment banking revenue from transactions involving Bank of America, and, as discussed below, a gain of approximately $600 million from the sale of Bloomberg Inc. notes receivable to Bank of America.
Total net revenues related to transactions with Bank of America for the years ended December 31, 2012, December 31, 2011 and December 31, 2010 included intercompany service fee revenues of $986 million, $944 million and $329 million, respectively. Total non-interest expenses related to transactions with Bank of America for the years ended December 31, 2012, December 31, 2011 and December 31, 2010 included intercompany service fee expenses of $1.8 billion, $2.3 billion and $538 million, respectively. Intercompany service fee revenue and service fee expense from Bank of America represents the allocations of certain centralized or shared business activities between Merrill Lynch and Bank of America. Such fees are generally determined in accordance with subsidiary transfer pricing agreements.

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
Bank of America and Merrill Lynch have entered into certain intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these arrangements is a $50 billion extendible one-year revolving credit facility that allows Bank of America to borrow funds from Merrill Lynch at a spread to LIBOR that is reset periodically and is consistent with other intercompany agreements. The credit facility matures on January 1, 2014 and will automatically be extended by one year to the succeeding January 1st unless Merrill Lynch provides written notice not to extend at least 45 days prior to the maturity date. There were no amounts outstanding at both December 31, 2012 and December 31, 2011 under this credit facility. There is also a short-term revolving credit facility that allows Bank of America to borrow up to an additional $25 billion. Interest on borrowings under the credit facility is based on prevailing short-term market rates. The line of credit matures on February 11, 2014. There was approximately $16.2 billion outstanding at December 31, 2012 and approximately $3.7 billion outstanding at December 31, 2011 under this credit facility. See Note 12 for further information on intercompany financing agreements with Bank of America. In addition, Bank of America has guaranteed the performance of Merrill Lynch on certain derivative transactions (see Note 6). Bank of America has also guaranteed certain debt securities, warrants and/or other certificates and obligations of certain subsidiaries of ML & Co. (see Note 12).

Note 3.	Segment and Geographic Information
Segment Information
Pursuant to ASC 280, Segment Reporting, operating segments represent components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. The business activities of Merrill Lynch are included within certain of the operating segments of Bank of America. Detailed financial information of the nature that could be used to allocate resources and assess the performance and operations for components of Merrill Lynch, however, is not provided to Merrill Lynch's chief operating decision maker. As a result, Merrill Lynch does not contain any identifiable operating segments under Segment Reporting, and therefore the financial information of Merrill Lynch is presented as a single segment.
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
The information that follows, in management’s judgment, provides a reasonable representation of each region’s contribution to the consolidated net revenues:

(dollars in millions)
	For The Year Ended December 31, 2012	For The Year Ended December 31, 2011	For the Year Ended December 31, 2010
Revenues, net of interest expense
Europe, Middle East, and Africa	$4,412	$3,897	$4,605
Pacific Rim	2,263	2,387	2,244
Latin America	1,131	1,164	1,072
Canada	280	272	207
Total Non-U.S.	8,086	7,720	8,128
United States(1)(2)	12,131	16,677	19,823
Total revenues, net of interest expense	$20,217	$24,397	$27,951

(1)
U.S. results for the years ended December 31, 2012, December 31, 2011 and December 31, 2010 included losses of $3.2 billion, gains of $2.0 billion and losses of $0.1 billion, respectively, due to the impact of the changes in Merrill Lynch’s credit spreads on the carrying values of certain long-term borrowings, primarily structured notes.

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

During 2012, there were no changes to Merrill Lynch's valuation techniques that had or are expected to have, a material impact on its consolidated financial position or results of operations.

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

Investment securities non-qualifying

Investments in Private Equity, Real Estate and Hedge Funds Merrill Lynch has investments in numerous asset classes, including: direct private equity, private equity funds, hedge funds and real estate funds. Valuing these investments requires significant management judgment due to the nature of the assets and the lack of quoted market prices and liquidity in these assets. Initially, the transaction price of the investment is generally considered to be the best indicator of fair value. Thereafter, valuation of direct investments is based on an assessment of each individual investment using various methodologies, which include publicly traded comparables derived by multiplying a key performance metric (e.g., earnings before interest, taxes, depreciation and amortization ("EBITDA")) of the portfolio company by the relevant valuation multiple observed for comparable companies, acquisition comparables, entry level multiples and discounted cash flows. These valuations are subject to appropriate discounts for lack of liquidity. Certain factors which may influence changes to fair value include but are not limited to, recapitalizations, subsequent rounds of financing, and offerings in the equity or debt capital markets. For fund investments, Merrill Lynch generally records the fair value of its proportionate interest in the fund's capital as reported by the fund's respective managers.

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

Recurring Fair Value
The following tables present Merrill Lynch’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011, respectively.

(dollars in millions)
	Fair Value Measurements on a Recurring Basis
	as of December 31, 2012
	Level 1	Level 2	Level 3	Netting Adj(1)	Total
Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations:
Non-U.S. governments and agencies	$—	$1,833	$—	$—	$1,833
U.S. Government and agencies	3,558	250	—	—	3,808
Total securities segregated for regulatory purposes or deposited with clearing organizations	3,558	2,083	—	—	5,641
Receivables under resale agreements	—	93,715	—	—	93,715
Receivables under securities borrowed transactions	—	961	—	—	961
Trading assets, excluding derivative contracts:
Equities	23,813	12,340	178	—	36,331
Convertible debentures	—	4,272	15	—	4,287
Non-U.S. governments and agencies	34,256	3,236	353	—	37,845
Corporate debt	—	16,068	1,900	—	17,968
Preferred stock	—	116	253	—	369
Mortgages, mortgage-backed and asset-backed	—	5,799	4,814	—	10,613
U.S. Government and agencies	26,201	28,363	—	—	54,564
Municipals and money markets	1,292	9,201	1,295	—	11,788
Physical commodities and other	—	692	—	—	692
Total trading assets, excluding derivative contracts	85,562	80,087	8,808	—	174,457
Derivative contracts(2)	2,691	657,621	5,677	(641,138)	24,851
Investment securities available-for-sale:
U.S. Government and agencies	390	—	—	—	390
Securities, mortgage-backed and asset backed
Non-agency MBS	—	40	—	—	40
Corporate ABS	—	218	8	—	226
Total investment securities available-for-sale	390	258	8	—	656
Investment securities non-qualifying	2,254	1,056	287	—	3,597
Total investment securities	2,644	1,314	295	—	4,253
Securities received as collateral	15,426	587	—	—	16,013
Loans, notes and mortgages	—	1,396	1,681	—	3,077
Other	—	12	1,534	—	1,546
Liabilities:
Payables under repurchase agreements	—	42,639	—	—	42,639
Short-term borrowings	—	3,283	—	—	3,283
Trading liabilities, excluding derivative contracts:

Equities	16,225	2,557	—	—	18,782
Convertible debentures	—	175	—	—	175
Non-U.S. governments and agencies	18,382	1,325	—	—	19,707
Corporate debt	—	7,912	31	—	7,943
Preferred stock	—	83	—	—	83
U.S. Government and agencies	19,276	910	—	—	20,186
Municipals, money markets and other	487	43	32	—	562
Total trading liabilities, excluding derivative contracts	54,370	13,005	63	—	67,438
Derivative contracts(2)	2,449	659,271	4,133	(645,285)	20,568
Obligation to return securities received as collateral	15,426	587	—	—	16,013
Other payables — interest and other	—	50	7	—	57
Long-term borrowings	—	29,559	1,316	—	30,875

(1)	Represents counterparty and cash collateral netting.

(2)	Refer to Note 6 for product level detail.

During the year ended December 31, 2012, $2,040 million and $350 million of assets and liabilities, respectively, were transferred from Level 1 to Level 2, and $785 million and $40 million of assets and liabilities, respectively, were transferred from Level 2 to Level 1.  Of the asset transfer from Level 1 to Level 2, $940 million was due to restrictions that became effective for non-qualifying investment securities during 2012, while $535 million of the asset transfer from Level 2 to Level 1 was due to the lapse of such restrictions during 2012.  The remaining transfers were the result of additional information associated with certain equities, derivative contracts and investment securities non-qualifying.

(dollars in millions)
	Fair Value Measurements on a Recurring Basis
	as of December 31, 2011
	Level 1	Level 2	Level 3	Netting Adj(1)	Total
Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations:
Corporate debt	$—	$295	$—	$—	$295
Non-U.S. governments and agencies	—	1,757	—	—	1,757
U.S. Government and agencies	1,796	740	—	—	2,536
Total securities segregated for regulatory purposes or deposited with clearing organizations	1,796	2,792	—	—	4,588
Receivables under resale agreements	—	85,652	—	—	85,652
Receivables under securities borrowed transactions	—	259	—	—	259
Trading assets, excluding derivative contracts:
Equities	14,962	5,860	179	—	21,001
Convertible debentures	—	4,519	99	—	4,618
Non-U.S. governments and agencies	28,026	1,871	342	—	30,239
Corporate debt	—	13,027	3,962	—	16,989
Preferred stock	—	89	227	—	316
Mortgages, mortgage-backed and asset-backed	—	5,055	3,199	—	8,254
U.S. Government and agencies	22,183	20,820	—	—	43,003
Municipals and money markets	1,067	9,755	2,047	—	12,869
Physical commodities and other	—	175	—	—	175
Total trading assets, excluding derivative contracts	66,238	61,171	10,055	—	137,464
Derivative contracts(2)	1,810	722,186	10,110	(699,015)	35,091
Investment securities available-for-sale:
U.S. Government and agencies	398	—	—	—	398
Securities, mortgage-backed and asset backed
Non-agency MBS	—	249	—	—	249
Corporate ABS	—	—	47	—	47
Total investment securities available-for-sale	398	249	47	—	694
Investment securities non-qualifying	2,624	328	574	—	3,526
Total investment securities	3,022	577	621	—	4,220
Securities received as collateral	13,058	658	—	—	13,716
Loans, notes and mortgages	—	596	1,726	—	2,322
Other Assets	—	—	1,349	—	1,349
Liabilities:
Payables under repurchase agreements	—	34,235	—	—	34,235
Short-term borrowings	—	5,908	—	—	5,908
Trading liabilities, excluding derivative contracts:
Equities	10,868	1,230	—	—	12,098
Convertible debentures	—	125	—	—	125
Non-U.S. governments and agencies	15,911	643	—	—	16,554
Corporate debt	—	6,927	52	—	6,979
Preferred Stock	—	89	16	—	105
U.S. Government and agencies	15,603	1,373	—	—	16,976
Municipals, money markets and other	549	51	45	—	645
Total trading liabilities, excluding derivative contracts	42,931	10,438	113	—	53,482

Derivative contracts(2)	1,419	724,713	5,615	(705,508)	26,239
Obligation to return securities received as collateral	13,058	658	—	—	13,716
Other payables — interest and other	—	163	10	—	173
Long-term borrowings	—	28,139	2,186	—	30,325

(1)	Represents counterparty and cash collateral netting.

(2)	Refer to Note 6 for product level detail.

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

The following tables provide a summary of changes in Merrill Lynch’s Level 3 financial assets and liabilities for the years ended December 31, 2012, December 31, 2011 and December 31, 2010.

(dollars in millions)
	Level 3 Financial Assets and Liabilities Year Ended December 31, 2012
		Total Realized and Unrealized Gains or (Losses) included in Income			Total Realized and Unrealized Gains or (Losses) included in Income	Unrealized Gains or (Losses) to OCI	Sales	Purchases	Issuances	Settlements
	Beginning Balance	Principal Transactions	Other Revenue	Interest							Transfers In	Transfers Out	Ending Balance
Assets:
Trading assets, excluding derivative contracts:
Equities	$179	$(12)	$—	$—	$(12)	$—	$(77)	$90	$—	$(18)	$85	$(69)	$178
Convertible debentures	99	(1)	—	—	(1)	—	(56)	2	—	(20)	10	(19)	15
Non-U.S. governments and agencies	342	8	—	—	8	—	(357)	387	—	(6)	1	(22)	353
Corporate debt(1)	3,962	104	—	—	104	—	(2,232)	1,145	—	(634)	357	(802)	1,900
Preferred stock	227	39	—	—	39	—	(120)	111	—	(1)	5	(8)	253
Mortgages, mortgage-backed and asset-backed(1)	3,199	171	—	—	171	—	(1,230)	2,535	—	(579)	833	(115)	4,814
Municipals and money markets	2,047	32	—	—	32	—	(1,013)	466	—	(209)	—	(28)	1,295
Total trading assets, excluding derivative contracts	10,055	341	—	—	341	—	(5,085)	4,736	—	(1,467)	1,291	(1,063)	8,808
Derivative contracts, net	4,495	(1,902)	—	—	(1,902)	—	(495)	680	—	(709)	(177)	(348)	1,544
Investment securities available-for-sale :
Corporate ABS	47	—	(2)	—	(2)	—	—	—	—	(37)	—	—	8
Total investment securities available-for-sale	47	—	(2)	—	(2)	—	—	—	—	(37)	—	—	8
Investment securities non-qualifying	574	—	(9)	—	(9)	2	(146)	61	—	(195)	—	—	287
Total investment securities	621	—	(11)	—	(11)	2	(146)	61	—	(232)	—	—	295
Loans, notes and mortgages	1,726	—	205	30	235	—	(382)	195	—	(104)	11	—	1,681
Other	1,349	—	(85)	—	(85)	—	—	—	270	—	—	—	1,534
Liabilities:
Trading liabilities, excluding derivative contracts:
Corporate debt	52	2	—	—	2	—	76	(61)	—	1	6	(41)	31
Preferred stock	16	(2)	—	—	(2)	—	9	(14)	—	—	—	(13)	—
Municipals, money markets and other	45	7	—	—	7	—	21	(28)	1	—	—	—	32
Total trading liabilities, excluding derivative contracts	113	7	—	—	7	—	106	(103)	1	1	6	(54)	63
Other payables - interest and other	10	—	3	—	3	—	—	(4)	6	—	2	(4)	7
Long-term borrowings	2,186	(133)	(54)	—	(187)	—	33	(188)	103	(826)	980	(1,159)	1,316

(1)
During the year ended December 31, 2012, approximately $900 million was reclassified from Corporate debt to Mortgages, mortgage-backed and asset-backed.  In the table above, this reclassification is presented as a sale of Corporate debt and as a purchase of Mortgages, mortgage-backed and asset-backed trading assets.

Transfers in and out for corporate debt primarily relate to changes in market liquidity for certain corporate loans and securities. Transfers in for mortgages, mortgage-backed and asset-backed is primarily the result of additional information related to certain CLOs. Transfers out for mortgages, mortgage-backed and asset-backed relates to increased market activity (i.e., executed trades) for certain loans backed by commercial real estate. Transfers in for derivative contracts, net primarily relate to decreased price observability for certain long-dated equity derivative liabilities due to lack of independent pricing. Transfers out for derivative contracts, net primarily relate to increased price observability (i.e., market comparables) for certain total return swaps ("TRS") and foreign exchange swaps. Transfers in and out related to long-term borrowings are primarily due to changes in the impact of unobservable inputs on the value of certain equity-linked structured notes.

(dollars in millions)
	Level 3 Financial Assets and Liabilities Year Ended December 31, 2011
		Total Realized and Unrealized Gains or (Losses) included in Income			Total Realized and Unrealized Gains or (Losses) included in Income	Unrealized Gains or (Losses) to OCI	Sales	Purchases
	Beginning Balance	Principal Transactions	Other Revenue	Interest					Issuances	Settlements	Transfers In	Transfers Out	Ending Balance
Assets:
Trading assets, excluding derivative contracts:
Equities	$170	$15	$—	$—	$15	$—	$(159)	$232	$—	$(64)	$11	$(26)	$179
Convertible debentures	—	3	—	—	3	—	(106)	298	—	(4)	36	(128)	99
Non-U.S. governments and agencies	243	87	—	—	87	—	(137)	188	—	(3)	8	(44)	342
Corporate debt	4,605	163	—	—	163	—	(3,198)	2,596	—	(459)	832	(577)	3,962
Preferred stock	287	30	—	—	30	—	(201)	66	—	(76)	121	—	227
Mortgages, mortgage-backed and asset-backed	5,747	221	—	—	221	—	(3,759)	1,820	—	(196)	3	(637)	3,199
Municipals and money markets	2,327	60	—	—	60	—	(2,133)	2,097	—	(425)	126	(5)	2,047
Total trading assets, excluding derivative contracts	13,379	579	—	—	579	—	(9,693)	7,297	—	(1,227)	1,137	(1,417)	10,055
Derivative contracts, net	6,368	809	—	—	809	—	(884)	929	—	(3,211)	1,146	(662)	4,495
Investment securities available-for-sale :
Mortgage-backed securities — agency CMOs	—	—	—	—	—	—	(55)	56	—	(1)	—	—	—
Mortgage-backed securities — non-agency MBSs	213	—	(19)	—	(19)	(38)	(167)	11	—	—	—	—	—
Corporate ABS	—	—	(16)	—	(16)	—	—	304	—	—	—	(241)	47
Total investment securities available-for-sale	213	—	(35)	—	(35)	(38)	(222)	371	—	(1)	—	(241)	47
Investment securities non-qualifying	3,394	—	476	—	476	—	(1,575)	92	—	(298)	375	(1,890)	574
Total investment securities	3,607	—	441	—	441	(38)	(1,797)	463	—	(299)	375	(2,131)	621
Loans, notes and mortgages	1,891	—	155	34	189	—	(669)	154	665	(273)	135	(366)	1,726
Other Assets	—	—	(229)	—	(229)	—	—	1,578	—	—	—	—	1,349
Liabilities:
Trading liabilities, excluding derivative contracts:
Corporate debt	—	1	—	—	1	—	120	(94)	—	—	37	(10)	52
Preferred stock	—	4	—	—	4	—	27	(7)	—	—	—	—	16
Municipals, money markets and other	—	(2)	—	—	(2)	—	35	(20)	—	—	28	—	45
Total trading liabilities, excluding derivative contracts	—	3	—	—	3	—	182	(121)	—	—	65	(10)	113
Other payables - interest and other	126	—	23	—	23	—	4	(6)	9	—	—	(100)	10
Long-term borrowings	2,396	(106)	(43)	—	(149)	—	72	(382)	412	(583)	975	(853)	2,186

Sales of corporate debt primarily relates to sales of corporate ARS and distressed loans during the first quarter of 2011. Sales of mortgages, mortgage-backed and asset-backed securities primarily relates to the sale of CDO positions in conjunction with the liquidation of a VIE and sales of CLO positions due to the exit of Merrill Lynch's proprietary trading business. Purchases of corporate debt primarily relates to purchases of non-investment grade and distressed corporate loans and bonds. Purchases of mortgages, mortgage-backed and asset-backed securities primarily relates to purchases of CDO and CLO positions. Sales and purchases of municipal securities is primarily due to dealer activity in student loan ARS. Sales of investment securities non-qualifying primarily relates to the sale of private equity investments during 2011.
The purchases for other assets and settlements for derivative contracts, net reflect the reclassification of approximately $1.6 billion of net monoline exposure from derivative contracts (assets) to other assets because of the inherent default risk and given that these contracts no longer provide a hedge benefit.
Transfers out for convertible debentures are due to increased observability (i.e., market comparables) for certain convertible bond positions. Transfers in for corporate debt are primarily due to decreased observability (i.e., decreased market liquidity) for certain corporate loans and bonds. Transfers out for corporate debt primarily relates to increased price observability (i.e., market comparables) for certain corporate bond positions. Transfers out for mortgages, mortgage-backed and asset-backed securities primarily relates to increased price observability for certain RMBS, CMBS and consumer ABS portfolios. Transfers in for derivative contracts, net primarily relates to changes in the valuation methodology for certain CDOs and TRS, in addition to certain equity derivative positions with unobservable correlation. Transfers out for derivative contracts, net primarily relates to increased price observability for certain equity and credit derivative positions.

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

(dollars in millions)
	Level 3 Financial Assets and Liabilities Year Ended December 31, 2010
		Total Realized and Unrealized Gains or (Losses) included in Income			Total Realized and Unrealized Gains or (Losses) included in Income	Unrealized Gains or (Losses) to OCI	Purchases, Issuances and Settlements	Transfers In
	Beginning Balance	Principal Transactions	Other Revenue	Interest					Transfers Out	Ending Balance
Assets:
Trading assets, excluding derivative contracts:
Equities	$351	$(17)	$—	$—	$(17)	$—	$(167)	$130	$(127)	$170
Non-U.S. governments and agencies	1,142	(143)	—	—	(143)	—	(144)	103	(715)	243
Corporate debt	6,790	398	—	—	398	—	(2,271)	965	(1,277)	4,605
Preferred stock	562	(34)	—	—	(34)	—	(204)	—	(37)	287
Mortgages, mortgage-backed and asset-backed	7,294	253	—	—	253	—	(1,793)	390	(397)	5,747
Municipals and money markets	2,148	112	—	—	112	—	(1,054)	1,234	(113)	2,327
Total trading assets, excluding derivative contracts	18,287	569	—	—	569	—	(5,633)	2,822	(2,666)	13,379
Derivative contracts, net	6,866	(1,173)	—	—	(1,173)	—	648	691	(664)	6,368
Investment securities available-for-sale :
Mortgage-backed securities — non-agency MBSs	473	—	(96)	31	(65)	(36)	(224)	77	(12)	213
Total investment securities available-for-sale	473	—	(96)	31	(65)	(36)	(224)	77	(12)	213
Investment securities non-qualifying	3,696	—	1,437	—	1,437	—	(1,540)	—	(199)	3,394
Total investment securities	4,169	—	1,341	31	1,372	(36)	(1,764)	77	(211)	3,607
Loans, notes and mortgages	4,115	—	133	144	277	—	(2,420)	28	(109)	1,891
Liabilities:
Trading liabilities, excluding derivative contracts:
Non-U.S. governments and agencies	386	23	—	—	23	—	17	—	(380)	—
Total trading liabilities, excluding derivative contracts	386	23	—	—	23	—	17	—	(380)	—
Other payables - interest and other	186	—	44	—	44	—	(16)	—	—	126
Long-term borrowings	4,683	676	41	—	717	—	(1,254)	1,353	(1,669)	2,396

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
The following tables provide the portion of gains or losses included in income for years ended December 31, 2012, December 31, 2011 and December 31, 2010 attributable to unrealized gains or losses relating to those Level 3 assets and liabilities held at December 31, 2012, December 31, 2011 and December 31, 2010, respectively.

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3 Assets and Liabilities Still Held
	Year Ended December 31, 2012
	Principal Transactions	Other Revenue	Total
Assets:
Trading assets, excluding derivative contracts:
Equities	$(5)	$—	$(5)
Convertible debentures	(6)	—	(6)
Non-U.S. governments and agencies	20	—	20
Corporate debt	(2)	—	(2)
Preferred stock	19	—	19
Mortgages, mortgage-backed and asset-backed	40	—	40
Municipals and money markets	1	—	1
Total trading assets, excluding derivative contracts	67	—	67
Derivative contracts, net	(1,411)	—	(1,411)
Investment securities non-qualifying	—	(32)	(32)
Loans, notes and mortgages	—	158	158
Other	—	(85)	(85)
Liabilities:
Trading liabilities, excluding derivative contracts:
Municipals, money markets and other	4	—	4
Total trading liabilities, excluding derivative contracts	4	—	4
Other payables — interest and other	—	(2)	(2)
Long-term borrowings	(136)	(53)	(189)

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3 Assets and Liabilities Still Held
	Year Ended December 31, 2011
	Principal Transactions	Other Revenue	Total
Assets:
Trading assets, excluding derivative contracts:
Equities	$(66)	$—	$(66)
Convertible debentures	(2)	—	(2)
Non-U.S. governments and agencies	101	—	101
Corporate debt	(35)	—	(35)
Preferred stock	6	—	6
Mortgages, mortgage-backed and asset-backed	41	—	41
Municipals and money markets	22	—	22
Total trading assets, excluding derivative contracts	67	—	67
Derivative contracts, net	932	—	932
Investment securities available-for-sale:
Mortgage-backed securities - non-agency MBSs	—	(30)	(30)
Corporate /Agency bonds	—	(6)	(6)
Total investment securities available-for-sale	—	(36)	(36)
Investment securities non-qualifying	—	(101)	(101)
Total investment securities	—	(137)	(137)
Loans, notes and mortgages	—	14	14
Other assets(1)	—	(229)	(229)
Liabilities:
Trading liabilities, excluding derivative contracts:
Corporate debt	1	—	1
Preferred Stock	4	—	4
Municipals, money markets and other	(2)	—	(2)
Total trading liabilities, excluding derivative contracts	3	—	3
Other payables — interest and other	—	(2)	(2)
Long-term borrowings	(107)	(55)	(162)

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

Level 3 Significant Inputs
The following tables present information about significant unobservable inputs related to material components of Merrill Lynch's Level 3 financial assets and liabilities as of December 31, 2012.
Quantitative Information about Level 3 Fair Value Measurements

(dollars in millions)
Financial Instrument	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Loans and Securities
Instruments backed by residential real estate assets	$1,608	Discounted Cash Flow	Yield	4% to 25%	7%
Loans, notes and mortgages	1,231	Prepayment Speeds (CPR)	3% to 10%	7%
Trading assets - Mortgages, mortgage-backed and asset-backed	377	Default Rates (CDR)	1% to 3%	2%
Loss Severities	35% to 45%	41%
Instruments backed by commercial real estate assets	$1,534	Discounted Cash Flow	Yield	5%	5%
Other	Loss Severities	51% to 100%	88%

Commercial loans, debt securities and other	$6,787	Discounted Cash Flow, Market Comparables	Yield	0% to 25%	5%
Loans, notes and mortgages	450	Enterprise Value/EBITDA multiple	2x to 11x	6	x
Trading assets - Mortgages, mortgage-backed and asset-backed	4,437	Prepayment Speed	5% to 30%	20%
Trading assets - Corporate debt	1,900	Default Rates	1% to 5%	4%
Loss Severity	25% to 40%	35%
Auction Rate Securities	Market Comparables
Trading assets - Municipals and money markets	$1,295	Projected tender price / re-financing level	50% to 100%	90%
Long-term borrowings	$1,316	Industry Standard Derivative Pricing (1)	Equity Correlation	30% to 97%	(2)
Long- Dated Volatilities	20% to 70%	(2)
(1) Includes models such as Monte Carlo simulation and Black-Scholes.
(2) For further information on the ranges of inputs for equity correlation and long-dated volatilities, refer to the qualitative equity derivatives disclosure below.

CPR = Constant Prepayment Rate
CDR = Constant Default Rate

Quantitative Information about Level 3 Fair Value Measurements

(dollars in millions)
Financial Instrument	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Ranges of Inputs
Net Derivative Contracts
Credit derivatives	$1,632	Discounted Cash Flow, Stochastic Recovery Correlation Model	Yield	2% to 25%
			Credit spreads	58bps to 615bps
			Upfront points	25 to 99 points
			Spread to index	-2,080bps to 1,972bps
			Credit correlation	19% to 75%
			Prepayment speed (CPR)	3% to 30%
			Default rates (CDR)	1% to 5%
			Loss severity	25% to 40%
Equity derivatives	$(814)	Industry Standard Derivative Pricing (1)	Equity Correlation	30% to 97%
			Long-Dated Volatilities	20% to 70%
Commodity derivatives	$(5)	Discounted Cash Flow	Long-term Natural Gas Basis	-$0.30 to $0.30
Interest rate derivatives	$731	Industry Standard Derivative Pricing (1)	Correlation (IR/IR)	15% to 99%
			Correlation (FX/IR)	-65% to 50%
			Long-Dated Inflation Rates	2% to 3%
			Long-Dated Inflation Volatilities	0% to 1%
			Long-Dated Volatilities (FX)	5% to 36%
			Long-Dated Swap Rates	8% to 10%
Total net derivative contracts	$1,544

(1)	Includes models such as Monte Carlo simulation, Black-Scholes and other methods that model the joint dynamics of interest, inflation and foreign exchange rates.
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

In addition to the instruments disclosed in the tables above, Merrill Lynch holds $287 million of Investment securities non-qualifying that are primarily comprised of certain direct private equity investments and private equity funds that are classified as Level 3.  Valuations of direct private equity investments are prepared internally based on the most recent portfolio company financial information. Inputs generally include market and acquisition comparables, entry level multiples, as well as other variables.  Merrill Lynch selects a valuation methodology (e.g., market comparables) for each investment and, in certain instances, multiple inputs are weighted to derive the most representative value.  Discounts are applied as appropriate to consider the lack of liquidity and marketability versus publicly traded companies.  For private equity funds, fair value is generally determined using the net asset value as provided by the individual fund's general partner.
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

The level of aggregation and diversity within the products disclosed in the table result in certain ranges of inputs being wide and unevenly distributed across asset and liability categories.

For credit derivatives, the range of credit spreads represents positions with varying levels of default risk to the underlying instruments. The lower end of the credit spread range typically represents shorter-dated instruments and those with better perceived credit risk. The higher end of the range comprises longer-dated instruments and those referencing debt issuances which are more likely to be impaired or non-performing. The majority of inputs are concentrated in the lower end of the range. Similarly, the spread to index can vary significantly based on the risk of the instrument. The spread will be positive for instruments that have a higher risk of default than the index (which is based on a weighted average of its components) and negative for instruments that have a lower risk of default than the index. Inputs are distributed evenly throughout the range for spread to index. For yield and credit correlation, the majority of the inputs are concentrated in the center of the range. Inputs are concentrated in the middle to lower end of the range for upfront points. The range for loss severity reflects exposures that are concentrated in the middle to upper end of the range, while the ranges for prepayment speed and default rates reflect exposures that are concentrated in the lower end of the range.

For equity derivatives, including those embedded in long-term debt, the range for equity correlation represents exposure primarily concentrated toward the upper end of the range. The range for long-dated volatilities represents exposure primarily concentrated toward the lower end of the range.

For interest rate derivatives, the diversity in the portfolio is reflected in wide ranges of inputs because the variety of currencies and tenors of the transactions requires the use of numerous foreign exchange and interest rate curves. Since foreign exchange and interest rate correlations are measured between curves and across the various tenors on the same curve, the range of potential values can include both negative and positive values. For the correlation (IR/IR) range, the exposure represents the valuation of interest rate correlations on less liquid pairings and is concentrated at the upper end of the range. For the correlation (FX/IR) range, the exposure is the sensitivity to a broad mix of interest rate and foreign exchange correlations and is distributed evenly throughout the range. For long-dated inflation rates and volatilities as well as long-dated volatilities (FX), the inputs are concentrated in the middle of the range.

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
Non-recurring Fair Value
Certain assets and liabilities are measured at fair value on a non-recurring basis and are not included in the tables above. The tables below show the fair value hierarchy for assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2012 and December 31, 2011.

(dollars in millions)
	Non-Recurring Basis			Gains/(Losses)
	as of December 31, 2012			Year Ended
	Level 2	Level 3	Total	December 31, 2012
Assets:
Loans, notes and mortgages	$1	$221	$222	$(80)
Other	—	2	2	1

(dollars in millions)
	Non-Recurring Basis			Gains/(Losses)	Gains/(Losses)
	as of December 31, 2011			Year Ended	Year Ended
	Level 2	Level 3	Total	December 31, 2011	December 31, 2010
Assets:
Investment securities non-qualifying	$—	$5	$5	$(1)	$(32)
Loans, notes and mortgages	298	245	543	(59)	(19)
Other assets	—	19	19	(8)	(26)
Liabilities:
Other payables — interest and other	—	—	—	—	8

Loans, notes and mortgages includes held for sale loans that are carried at the lower of cost or fair value and for which the fair value was below the cost basis at December 31, 2012 and December 31, 2011. It also includes certain impaired held for investment loans where an allowance for loan losses has been calculated based upon the fair value of the loans or collateral. Level 3 assets as of December 31, 2012 and December 31, 2011 primarily relate to commercial real estate loans that are classified as held for sale where there continues to be significant illiquidity in the loan trading and securitization markets.

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
The following tables provide information about the line items in the Consolidated Statements of Earnings (Loss) where changes in fair values of assets and liabilities, for which the fair value option election has been made, are included for the years ended December 31, 2012, December 31, 2011 and December 31, 2010.

(dollars in millions)
	Changes in Fair Value For the Year Ended December 31, 2012, for Items Measured at Fair Value Pursuant to the Fair Value Option Election			Changes in Fair Value For the Year Ended December 31, 2011, for Items Measured at Fair Value Pursuant to the Fair Value Option Election
	Gains/ (losses) Principal Transactions	Gains/ (losses) Other Revenues	Total Changes in Fair Value	Gains/ (losses) Principal Transactions	Gains/ (losses) Other Revenues	Total Changes in Fair Value
Assets:
Receivables under resale agreements	$(118)	$—	$(118)	$179	$—	$179
Investment securities	—	1	1	—	18	18
Loans	77	181	258	(31)	30	(1)
Other	—	1	1	—	—	—
Liabilities:
Payables under repurchase agreements	36	—	36	(22)	—	(22)
Short-term borrowings	1	—	1	261	—	261
Other payables — interest and other	—	99	99	—	(53)	(53)
Long-term borrowings	(4,374)	(35)	(4,409)	3,612	124	3,736

	Changes in Fair Value For the Year Ended December 31, 2010, for Items Measured at Fair Value Pursuant to the Fair Value Option Election
	Gains/ (losses) Principal Transactions	Gains/ (losses) Other Revenues	Total Changes in Fair Value
Assets:
Receivables under resale agreements	$(24)	$—	$(24)
Investment securities	—	107	107
Loans, notes and mortgages	—	290	290
Liabilities:
Payables under repurchase agreements	13	—	13
Short-term borrowings	110	—	110
Other payables — interest and other	—	13	13
Long-term borrowings	357	(115)	242

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
Loans and loan commitments

Merrill Lynch elected the fair value option for certain loans that are risk managed on a fair value basis. Upon the acquisition of Merrill Lynch by Bank of America, Merrill Lynch also elected the fair value option for certain mortgage, commercial, and leveraged loans and loan commitments. The changes in the fair value of loans and loan commitments, for which the fair value option was elected, that were attributable to changes in borrower-specific credit risk were gains of $180 million for the year ended December 31, 2012, and were not material for the years ended December 31, 2011 and December 31, 2010.
As of December 31, 2012 and December 31, 2011, the aggregate fair value of loans for which the fair value option election has been made that were 90 days or more past due was $115 million and $28 million, respectively, and the aggregate fair value of loans that were in non-accrual status was $25 million and $117 million at December 31, 2012 and December 31, 2011, respectively. As of December 31, 2012 and December 31, 2011, the unpaid principal amount due exceeded the aggregate fair value of such loans that are 90 days or more past due and/or in non-accrual status by $153 million and $172 million, respectively.
Short-term and long-term borrowings

Merrill Lynch elected the fair value option for certain short-term and long-term borrowings that are risk managed on a fair value basis (e.g., structured notes) and/or for which hedge accounting under Derivatives Accounting had been difficult to obtain. The majority of the fair value changes on long-term borrowings are from structured notes with coupon or repayment terms that are linked to the performance of debt and equity securities, indices, currencies or commodities. Excluding gains (losses) related to changes in Merrill Lynch's credit spreads, the majority of the gains (losses) for the respective periods are offset by gains (losses) on derivatives and securities that economically hedge these borrowings and that are accounted for at fair value. The changes in the fair value of liabilities for which the fair value option election was made that were attributable to changes in Merrill Lynch's credit spreads were net losses of approximately $3.2 billion, gains of approximately $2.0 billion and losses of approximately $0.1 billion for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively. Changes in Merrill Lynch specific credit risk are derived by isolating fair value changes due to changes in Merrill Lynch's credit spreads as observed in the secondary cash market.

The fair value option election was also made for certain non-recourse long-term borrowings and secured borrowings issued by consolidated VIEs. The fair value of these borrowings is not materially affected by changes in Merrill Lynch's creditworthiness.

The following tables present the difference between fair values and the aggregate contractual principal amounts of receivables under resale agreements, receivables under securities borrowed transactions, loans and long-term borrowings for which the fair value option election has been made as of December 31, 2012 and December 31, 2011.

(dollars in millions)
	Fair Value at	Principal Amount Due Upon Maturity
	December 31, 2012		Difference
Assets:
Receivables under resale agreements	$93,715	$93,433	$282
Receivables under securities borrowed transactions	961	892	69
Loans (1)	4,063	4,835	(772)
Liabilities:
Long-term borrowings(2)	30,875	32,151	(1,276)

(1)	Includes trading loans with a fair value of $715 million and margin loans with a fair value of $271 million.

(2)
The majority of the difference between the fair value and principal amount due upon maturity at December 31, 2012 relates to the impact of changes in Merrill Lynch's credit spreads, as well as the fair value of the embedded derivative, where applicable.

(dollars in millions)
	Fair Value at	Principal Amount Due Upon Maturity
	December 31, 2011		Difference
Assets:
Receivables under resale agreements (1)	$85,652	$85,197	$455
Receivables under securities borrowed transactions	259	287	(28)
Loans, notes and mortgages	2,742	4,023	(1,281)
Liabilities:
Long-term borrowings (2)	30,325	36,537	(6,212)

(1)	Includes loans held for sale with a fair value of $420 million, accounted for under the fair value option, which were reclassified to trading assets because they are risk managed on that basis.

(2)
The majority of the difference between the fair value and principal amount due upon maturity at December 31, 2011 relates to the impact of changes in Merrill Lynch's credit spreads, as well as the fair value of the embedded derivative, where applicable.

Trading Risk Management

Trading activities subject Merrill Lynch to market and credit risks. These risks are managed in accordance with established risk management policies and procedures. Merrill Lynch utilizes Bank of America's risk management and governance practices to maintain consistent risk measurement and disciplined risk taking. Bank of America's risk management structure as applicable to Merrill Lynch is described below.

Bank of America's Global Markets Risk Committee (“GMRC”), chaired by Bank of America's Global Markets Risk Executive, has been designated by its Asset, Liability and Market Risk Committee (“ALMRC”) as the primary governance authority for its global markets risk management, including trading risk management. The GMRC's focus is to take a forward-looking view of the primary credit and market risks impacting Bank of America's Global Markets business (which includes Merrill Lynch's sales and trading businesses) and prioritize those that need a proactive risk mitigation strategy. Market risks that impact businesses outside of the Global Markets business are monitored and governed by their respective governance authorities.

The GMRC monitors significant daily revenues and losses by business and the primary drivers of the revenues or losses. Thresholds are in place for each business in order to determine if the revenue or loss is considered to be significant for that business. If any of the thresholds are exceeded, an explanation of the variance is provided to the GMRC. The thresholds are developed in coordination with the respective risk managers to highlight those revenues or losses that exceed what is considered to be normal daily income statement volatility.

Market Risk

Market risk is the potential change in an instrument's value caused by fluctuations in interest and currency exchange rates, equity and commodity prices, credit spreads, and related risks. The level of market risk is influenced by the volatility and the liquidity in the markets in which financial instruments are traded.

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
Derivatives Default Risk
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
Concentration of Risk to the U.S. Government and its Agencies
At December 31, 2012, Merrill Lynch had exposure to the U.S. Government and its agencies. This concentration consists of both direct and indirect exposures. Direct exposure, which primarily includes trading asset positions in instruments issued by the U.S. Government and its agencies, amounted to $58.4 billion at December 31, 2012. Merrill Lynch's indirect exposure results from maintaining U.S. Government and agencies securities as collateral for resale agreements and securities borrowed transactions. Merrill Lynch's direct credit exposure on these transactions is with the counterparty; thus Merrill Lynch has credit exposure to the U.S. Government and its agencies only in the event of the counterparty's default. Securities issued by the U.S. Government or its agencies held as collateral for resale agreements and securities borrowed transactions at December 31, 2012 totaled $155.0 billion.
Other Concentrations of Risk
At December 31, 2012, Merrill Lynch had other concentrations of credit risk, the largest of which was related to a counterparty having a total outstanding unsecured exposure of approximately $1.3 billion.
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
The classifications of financial instruments within the fair value hierarchy have been derived using methodologies described in Note 4.
The following disclosures relate to financial instruments for which the ending balances at December 31, 2012 and December 31, 2011 are not carried at fair value in their entirety on Merrill Lynch’s Consolidated Balance Sheets.
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
Long-term Borrowings
Merrill Lynch uses quoted market prices, when available, to estimate the fair value of its long-term borrowings. When quoted market prices are not available, fair value is estimated based on current market interest rates and credit spreads for debt with similar terms and maturities. Merrill Lynch made the fair value option election for certain long-term borrowings, including structured notes. See Note 4 for additional information.
The following table presents the carrying value and fair value, by fair value hierarchy, of Merrill Lynch's loans, notes and mortgages, deposits and long-term borrowings at December 31, 2012. See Note 4 for further information regarding the fair value hierarchy:

(dollars in millions)
		Fair Value Measurement
		As of December 31, 2012
	Carrying Value	Level 2	Level 3	Total
Financial assets
Loans, notes and mortgages (1)	$19,545	$896	$18,721	$19,617
Financial liabilities
Deposits	12,873	12,873	—	12,873
Long-term borrowings (2)	96,058	99,528	1,316	100,844

(1)	Loans are presented net of the allowance for loan losses.

(2)	Includes junior subordinated notes (related to trust preferred securities).

The following table presents the carrying value and fair value of loans, notes and mortgages, deposits and long-term borrowings at December 31, 2011:

(dollars in millions)
	December 31, 2011
	Carrying Value	Fair Value
Financial assets
Loans, notes and mortgages(1)	$20,574	$20,048
Financial liabilities
Deposits	12,364	12,364
Long-term borrowings (2)	110,718	102,339

(1)	Loans are presented net of the allowance for loan losses.

(2)	Includes junior subordinated notes (related to trust preferred securities).

Commercial Unfunded Lending Commitments

Fair values were generally determined using a discounted cash flow valuation approach, which is applied using market-based CDS or internally-developed benchmark credit curves. The fair value option was elected for certain loan commitments. See Note 4 for additional information.

The carrying values and fair values of Merrill Lynch's commercial unfunded lending commitments were $60 million and $104 million, respectively, at December 31, 2012 and $208 million and $264 million, respectively, at December 31, 2011. Commercial unfunded lending commitments, which are included in Other payables - Interest and other on the Consolidated Balance Sheets, are primarily classified as Level 2 or Level 3.

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

Derivatives Accounting establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities. Derivatives Accounting requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The fair value of all derivatives and associated cash collateral is recorded on a net-by-counterparty basis on the Consolidated Balance Sheets where Merrill Lynch believes a legal right of offset exists under an enforceable netting agreement. All derivatives, including bifurcated embedded derivatives within structured notes, are reported on the Consolidated Balance Sheets as trading assets and liabilities.

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

Hedge accounting activity for the years ended December 31, 2012, 2011 and 2010 included the following:
Fair value hedges

The table below summarizes certain information related to fair value hedges for 2012, 2011 and 2010, including hedges of interest rate risk on long-term borrowings that were adjusted and redesignated as part of Bank of America's acquisition of Merrill Lynch. At redesignation, the fair value of the derivatives was negative. As the derivatives mature, their fair value will approach zero. As a result, ineffectiveness may occur and the fair value changes in the derivatives and the long-term borrowings being hedged may be directionally the same in certain scenarios. Based on a regression analysis, the derivatives continue to be highly effective at offsetting changes in the fair value of the long-term borrowings attributable to interest rate risk.

(dollars in millions)
	2012			2011
	Derivative (1)	Hedged Item (1)(2)	Hedge Ineffectiveness (1)	Derivative (1)	Hedged Item (1)(2)	Hedge Ineffectiveness (1)
For the year ended December 31:
Interest rate risk on USD denominated long-term borrowings	$(260)	$(355)	$(615)	$1,696	$(2,203)	$(507)
Interest rate risk on foreign currency denominated long-term borrowings	(523)	326	(197)	120	(333)	(213)
Commodity price risk on commodity inventory	(6)	6	—	16	(16)	—

	2010
For the year ended December 31:
Interest rate risk on USD denominated long-term borrowings	$1,208	$(1,651)	$(443)
Interest rate risk on foreign currency denominated long-term borrowings	(413)	105	(308)
Commodity price risk on commodity inventory	19	(20)	(1)

	2012			2011
	Trading Assets	Trading Liabilities		Trading Assets	Trading Liabilities

As of December 31:
Carrying value of hedging derivatives:
Long-term borrowings	$5,706	$664		$6,940	$841
Commodity inventory	48	2		70	5
Notional amount of hedging derivatives:
Long-term borrowings	36,932	9,676		44,180	11,092
Commodity inventory	124	3		152	6

(1)	Amounts are recorded in interest expense and other revenues for long-term borrowings and principal transactions for commodity inventory.

(2)	Excludes the impact of the accretion of purchase accounting adjustments made to certain long-term borrowings in connection with the acquisition of Merrill Lynch by Bank of America.

Cash flow hedges

(dollars in millions)
	2011			2010
	Gains (losses) Recognized in Accumulated OCI on derivatives	Gains (losses) in Income Reclassified from Accumulated OCI (1)	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (1)	Gains (losses) Recognized in Accumulated OCI on derivatives	Gains (losses) in Income Reclassified from Accumulated OCI (1)	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (1)
For the year ended December 31:
Commodity price risk on forecasted purchases and sales (2)	$(3)	$6	$(3)	$32	$25	$11

(1)	Amounts are recorded in principal transactions.

(2)
There were no carrying values of hedging derivatives as of December 31, 2012 and 2011, and there were no gains (losses) in the year ended 2012, as all cash flow hedges were de-designated during the year ended December 31, 2011.

Net investment hedges of foreign operations

(dollars in millions)
		2012			2011
	Gains (losses) Recognized in Accumulated OCI	Gains (losses) in Income Reclassified from Accumulated OCI (1)	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (1)	Gains (losses) Recognized in Accumulated OCI	Gains (losses) in Income Reclassified from Accumulated OCI (1)	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (1)
For the year ended December 31:
Foreign exchange risk	$(150)	$(49)	$(133)	$447	$(43)	$(378)

		2010
For the year ended December 31:
Foreign exchange risk	$(672)	$(35)	$(211)

		2012			2011
As of December 31:
Carrying value of hedging derivatives
Trading assets		$425			$690
Trading liabilities		618			492
Carrying value of non-derivative hedges
Long-term borrowings		—			61
Notional amount of hedging derivatives
in an asset position		5,140			20,068
in a liability position		19,391			7,338

(1)	Amounts are recorded in other revenues.

Other Risk Management Derivatives

Other risk management derivatives are used by Merrill Lynch to reduce certain risk exposures. These derivatives are not qualifying accounting hedges because either they did not qualify for, or were not designated as, accounting hedges. The table below presents net gains (losses) on these derivatives for the years ended December 31, 2012, 2011 and 2010. These net gains (losses) are largely offset by the income or expense that is recorded on the hedged item.
Net gains (losses) on other risk management derivatives

(dollars in millions)
	2012(1)	2011(1)	2010(1)
For the year ended December 31:
Interest rate risk	$15	$185	$314
Foreign currency risk	(273)	(550)	(1,583)
Credit risk	(72)	47	(35)

(1)	Amounts are recorded in other revenues and interest expense.

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

The following tables identify the primary risk for derivative instruments, which includes trading, non-trading and bifurcated embedded derivatives, at December 31, 2012 and December 31, 2011. The primary risk is provided on a gross basis, prior to the application of counterparty and cash collateral netting.

(dollars in millions)
	As of December 31, 2012
	Contract/ Notional	Trading Assets- Derivative Contracts	Contract/ Notional	Trading Liabilities- Derivative Contracts
Interest rate contracts
Swaps	$7,887,346	$519,123	$7,963,410	$514,689
Futures and forwards	2,245,535	1,661	2,257,693	1,423
Written options	—	—	1,333,460	64,295
Purchased options	1,271,613	67,251	—	—
Foreign exchange contracts
Swaps	752,596	26,797	793,944	32,918
Spot, futures and forwards	124,702	2,740	131,334	3,272
Written options	—	—	211,069	5,154
Purchased options	194,435	4,770	—	—
Equity contracts
Swaps	29,719	1,077	25,139	1,274
Futures and forwards	24,113	966	33,532	1,015
Written options	—	—	257,345	15,402
Purchased options	246,517	14,216	—	—
Commodity contracts
Swaps	28,057	2,477	26,140	3,990
Futures and forwards	258,703	4,759	240,179	2,663
Written options	—	—	163,516	7,256
Purchased options	164,633	7,042	—	—
Credit derivatives
Purchased protection:
Credit default swaps	103,042	9,644	103,839	2,120
Total return swaps	7,807	691	5,003	1,226
Other credit derivatives	215	1	13	—
Written protection:
Credit default swaps	102,888	2,640	103,988	8,947
Total return swaps	7,204	133	13,761	207
Other credit derivatives	—	1	212	2
Gross derivative assets/liabilities	$13,449,125	665,989	$13,663,577	665,853
Less: Legally enforceable master netting		(613,145)		(613,145)
Less: Cash collateral applied		(27,993)		(32,140)
Total derivative assets and liabilities		$24,851		$20,568

(dollars in millions)
	As of December 31, 2011
	Contract/ Notional	Trading Assets- Derivative Contracts	Contract/ Notional	Trading Liabilities- Derivative Contracts
Interest rate contracts
Swaps	$8,196,809	$564,774	$7,978,404	$560,638
Futures and forwards	2,117,971	1,510	2,003,741	1,339
Written options	—	—	1,419,278	66,733
Purchased options	1,336,149	69,812	—	—
Foreign exchange contracts
Swaps	766,899	27,312	798,173	35,299
Spot, futures and forwards	104,356	3,887	98,411	3,791
Written options	—	—	249,575	7,437
Purchased options	236,465	7,220	—	—
Equity contracts
Swaps	23,233	1,028	22,887	1,141
Futures and forwards	30,791	1,747	20,988	1,450
Written options	—	—	345,947	14,596
Purchased options	341,731	14,816	—	—
Commodity contracts
Swaps	35,681	4,823	36,391	5,799
Futures and forwards	233,567	5,254	236,919	3,183
Written options	—	—	140,600	9,443
Purchased options	139,312	9,426	—	—
Credit derivatives
Purchased protection:
Credit default swaps	174,857	20,124	67,664	1,416
Total return swaps	2,771	407	3,493	291
Other credit derivatives	274	3	25	—
Written protection:
Credit default swaps	66,841	1,737	179,907	19,061
Total return swaps	4,350	226	1,239	129
Other credit derivatives	—	—	25	1
Gross derivative assets/liabilities	$13,812,057	734,106	$13,603,667	731,747
Less: Legally enforceable master netting		(672,524)		(672,524)
Less: Cash collateral applied		(26,491)		(32,984)
Total derivative assets and liabilities		$35,091		$26,239

Trading revenues

Merrill Lynch enters into trading derivatives and non-derivative cash instruments to facilitate client transactions, for trading and financing purposes, and to manage risk exposures arising from trading assets and liabilities. The resulting risk from derivatives and non-derivative cash instruments is managed on a portfolio basis as part of Merrill Lynch's sales and trading activities and the related revenue is recorded on different income statement line items, including principal transactions, commissions, other revenues and net interest expense.

Sales and trading revenue includes changes in fair value and realized gains and losses on the sales of trading and other assets, which are included in principal transactions and other revenues, net interest expense, and commissions. Initial trading related revenue is generated by the difference in the client price for an instrument and the price at which the trading desk can execute the trade in the dealer market. That revenue is included within principal transactions on the Consolidated Statements of Earnings (Loss). For equity securities, commissions related to purchases and sales are recorded in commissions on the Consolidated Statements of Earnings (Loss). Changes in the fair value of these equity securities are included in principal transactions. These amounts are reflected in equity risk in the tables below. Revenue for debt securities, with the exception of interest, is typically included in principal transactions. Unlike commissions for equity securities, the initial revenue related to broker-dealer services for debt securities is included in the pricing of the instrument rather than charged through separate fee agreements. Therefore, this revenue is recorded in principal transactions as part of the initial mark to fair value. In transactions where Merrill Lynch acts as an agent, fees are earned and recorded in commissions. In the tables below, most government debt securities are reflected in interest rate risk. All other government debt securities (including, for example, municipal bonds and emerging markets government debt) and corporate debt securities are included in credit risk.

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

Interest revenue for debt securities and loans is included in net interest expense.

The following tables identify the amounts in the income statement line items attributable to trading and non-trading activities, including both derivatives and non-derivative cash instruments categorized by primary risk for the years ended December 31, 2012, December 31, 2011 and December 31, 2010.

Non-trading related amounts include activities in connection with principal investment, wealth management, and certain lending activities; economic hedging activity discussed in the Non-trading derivatives section above; and the impact of changes in Merrill Lynch's own creditworthiness on borrowings accounted for at fair value.
For The Year Ended December 31, 2012

(dollars in millions)
	Principal Transactions	Commissions	Other Revenues(1)	Net Interest Income (Expense)	Total
Interest rate risk	$695	$71	$9	$734	$1,509
Foreign exchange risk	78	—	4	1	83
Equity risk	2,129	2,555	77	(799)	3,962
Commodity risk	591	—	1	(120)	472
Credit risk	2,052	1	201	2,096	4,350
Total trading related	5,545	2,627	292	1,912	10,376
Non-trading related	(3,239)	2,452	1,631	(2,615)	(1,771)
Total	$2,306	$5,079	$1,923	$(703)	$8,605

(1)	Includes other income and other-than-temporary impairment losses on available-for-sale debt securities.

For The Year Ended December 31, 2011

(dollars in millions)
	Principal Transactions	Commissions	Other Revenues(1)	Net Interest Income (Expense)	Total
Interest rate risk	$818	$82	$22	$816	$1,738
Foreign exchange risk	98	—	—	6	104
Equity risk	2,297	3,078	122	(791)	4,706
Commodity risk	615	—	—	(113)	502
Credit risk	(57)	60	248	2,597	2,848
Total trading related	3,771	3,220	392	2,515	9,898
Non-trading related	2,105	2,478	1,357	(3,114)	2,826
Total	$5,876	$5,698	$1,749	$(599)	$12,724

(1)	Includes other income and other-than-temporary impairment losses on available-for-sale debt securities.

For The Year Ended December 31, 2010

(dollars in millions)
	Principal Transactions	Commissions	Other Revenues(1)	Net Interest Income (Expense)	Total
Interest rate risk	$1,046	$76	$59	$756	$1,937
Foreign exchange risk	55	—	—	(1)	54
Equity risk	1,940	3,093	262	(490)	4,805
Commodity risk	284	—	7	(123)	168
Credit risk	3,789	41	701	3,337	7,868
Total trading related	7,114	3,210	1,029	3,479	14,832
Non-trading related	(22)	2,550	3,272	(3,737)	2,063
Total	$7,092	$5,760	$4,301	$(258)	$16,895

(1)	Includes other income and other-than-temporary impairment losses on available-for-sale debt securities.

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
Credit derivatives where Merrill Lynch is the seller of credit protection are summarized below:

(dollars in millions)
	Maximum Payout/ Notional	Less than 1 year	1 − 3 years	3 − 5 years	Over 5 years		Carrying Value(1)
At December 31, 2012:
Derivative contracts:
Credit derivatives:
Investment grade(2)	$160,390	$34,454	$42,871	$70,645	$12,420		$1,855
Non-investment grade(2)	67,663	10,753	19,962	17,911	19,037		7,301
Total credit derivatives	228,053	45,207	62,833	88,556	31,457		9,156
Credit related notes:
Investment grade(2)	3,201	4	7	163	3,027		3,201
Non-investment grade(2)	1,445	115	141	271	918	—	1,445
Total credit related notes	4,646	119	148	434	3,945		4,646
Total derivative contracts	$232,699	$45,326	$62,981	$88,990	$35,402		$13,802
At December 31, 2011:
Derivative contracts:
Credit derivatives:
Investment grade(2)	$130,770	$22,021	$47,593	$46,918	$14,238		$4,189
Non-investment grade(2)	121,592	13,263	26,428	38,301	43,600		15,002
Total credit derivatives	252,362	35,284	74,021	85,219	57,838		19,191
Credit related notes:
Investment grade(2)	2,956	—	7	203	2,746		2,956
Non-investment grade(2)	1,511	127	77	82	1,225		1,511
Total credit related notes	4,467	127	84	285	3,971		4,467
Total derivative contracts	$256,829	$35,411	$74,105	$85,504	$61,809		$23,658

(1)	Derivative contracts are shown on a gross basis prior to counterparty or cash collateral netting.

(2)	Refers to the creditworthiness of the underlying reference obligations.

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

Merrill Lynch economically hedges its exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, Merrill Lynch purchases credit protection with identical underlying referenced names to offset its exposure. At December 31, 2012 and December 31, 2011, the notional value and carrying value of credit protection purchased and credit protection sold by Merrill Lynch with identical underlying referenced names was:

(dollars in millions)
	Maximum Payout/ Notional	Less than 1 year	1 − 3 years	3 − 5 years	Over 5 years	Carrying Value(1)
At December 31, 2012:
Credit derivatives purchased	$131,643	$31,576	$38,844	$41,800	$19,423	$4,208
Credit derivatives sold	138,479	29,881	41,986	43,399	23,213	5,235
At December 31, 2011:
Credit derivatives purchased	219,358	31,335	63,284	77,485	47,254	15,563
Credit derivatives sold	219,669	33,852	61,797	77,527	46,493	15,502

(1)	Derivative contracts are shown on a gross basis prior to counterparty or cash collateral netting.

Credit related notes

Credit related notes include investments in securities issued by CDO, CLO and credit linked note vehicles. These instruments are classified as trading securities. Most of the entities that issue these instruments have either the ability to enter into, or have entered into, credit derivatives.

The carrying value of these instruments equals Merrill Lynch's maximum exposure to loss. Merrill Lynch is not obligated to make any payments to the entities under the terms of the securities owned. Merrill Lynch discloses internal categorizations (i.e., investment grade, non-investment grade) consistent with how risk is managed for these instruments.

Credit risk management of derivatives

Merrill Lynch defines counterparty credit risk as the potential for loss that can occur as a result of an individual, counterparty, or issuer being unable to honor its contractual obligations. Merrill Lynch mitigates its credit risk to counterparties through a variety of techniques, including, where appropriate, the right to require initial collateral or margin, the right to terminate transactions or to obtain collateral should unfavorable events occur, the right to call for collateral when certain exposure thresholds are exceeded, the right to call for third party guarantees, and the purchase of credit default protection.

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

Where Merrill Lynch has entered into legally enforceable netting agreements with counterparties, it reports derivative assets and liabilities, and any related cash collateral, net in the Consolidated Balance Sheets in accordance with ASC 210-20, Balance Sheet-Offsetting. At December 31, 2012 and December 31, 2011, cash collateral received of $28.0 billion and $26.5 billion, respectively, and cash collateral paid of $32.1 billion and $33.0 billion, respectively, was netted against derivative assets and liabilities. The enforceability of master netting agreements under bankruptcy laws in certain countries or in certain industries is not free from doubt, and receivables and payables with counterparties in these countries or industries are accordingly reported on a gross basis.

Monoline derivative credit exposure at December 31, 2012 had a notional value of $12.1 billion compared with $15.8 billion at December 31, 2011. The fair value of the monoline derivative credit exposure was $0.9 billion at December 31, 2012 compared with $1.7 billion at December 31, 2011. At December 31, 2012, the CVA related to monoline derivative trading instruments exposure was $117 million compared with $382 million at December 31, 2011, which reduced Merrill Lynch's net fair value exposure to $0.8 billion at December 31, 2012. Monoline related activity for the year ended December 31, 2012 resulted in gains of $202 million, which consisted of CVA and exposure changes. In addition, at both December 31, 2012 and December 31, 2011, $1.3 billion of net monoline exposure with a single counterparty is included in Other assets. The contracts are no longer considered to be derivative trading instruments because of the inherent default risk and they no longer provide a hedge benefit.
Bank of America has guaranteed the performance of Merrill Lynch on certain derivative transactions. The aggregate amount of such derivative liabilities was approximately $1.3 billion at December 31, 2012.
Credit-risk related contingent features

Most of Merrill Lynch's derivative contracts contain credit risk related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom Merrill Lynch has transacted. These contingent features may be for the benefit of Merrill Lynch as well as its counterparties with respect to changes in Merrill Lynch's creditworthiness and the exposure under the derivative transactions. At December 31, 2012 and December 31, 2011, Merrill Lynch held cash and securities collateral of $38.2 billion and $40.9 billion and posted cash and securities collateral of $38.3 billion and $45.2 billion in the normal course of business under derivative agreements.

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

At December 31, 2012, the amount of collateral, calculated based on the terms of the contracts that Merrill Lynch could be required to post to counterparties but had not yet posted to counterparties was approximately $1.5 billion.

Some counterparties are currently able to unilaterally terminate certain contracts, or Merrill Lynch may be required to take other action such as find a suitable replacement or obtain a guarantee. At December 31, 2012, the current liability for these derivative contracts was $0.8 billion, against which Merrill Lynch has posted $0.7 billion of collateral.

At December 31, 2012, if the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by one incremental notch, the amount of additional collateral contractually required by such derivative contracts and other trading agreements would have been approximately $0.4 billion. If the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by a second incremental notch, approximately $4.0 billion in additional incremental collateral would have been required.

Also, if the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by one incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of December 31, 2012 was $1.9 billion, against which $1.2 billion of collateral has been posted. Further, if the rating agencies had downgraded their long-term debt ratings for ML & Co. or certain subsidiaries by a second incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of December 31, 2012 was an incremental $1.3 billion, against which $0.7 billion of collateral has been posted.

Valuation Adjustments on Derivatives

Merrill Lynch records credit risk valuation adjustments on derivatives in order to properly reflect the credit quality of the counterparties and its own credit quality on the value of the derivatives. Merrill Lynch calculates valuation adjustments on derivatives based on a modeled expected exposure that incorporates current market risk factors. The exposure also takes into consideration credit mitigants such as legally enforceable master netting arrangements and collateral. CDS spread data is used to estimate the default probabilities and severities that are applied to the exposures. Where no observable credit default data is available for counterparties, Merrill Lynch uses proxies and other market data to estimate default probabilities and severity.

Valuation adjustments on derivatives are affected by changes in market spreads, non-credit related market factors such as interest rate and currency changes that affect the expected exposure, and other factors such as changes in collateral arrangements and partial payments. Credit spread changes and non-credit factors can move independently; for example, for an interest rate swap, changes in interest rates may increase the expected exposure, which would increase the counterparty CVA. Independently, counterparty credit spreads may tighten, which would result in an offsetting decrease to CVA.

Merrill Lynch may enter into risk management activities to offset market driven exposures. Merrill Lynch often hedges the counterparty spread risk in CVA with CDS and often hedges the other market risks in both CVA and DVA primarily with currency and interest rate swaps. Since the components of the valuation adjustments on derivatives move independently and Merrill Lynch may not hedge all of the market driven exposures, the effect of a hedge may increase the gross valuation adjustments on derivatives or may result in a gross positive valuation adjustment on derivatives becoming a negative adjustment (or the reverse).

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

The table below presents CVA gains (losses) and DVA gains (losses) for Merrill Lynch on a gross and net of hedges basis, which are recorded in principal transactions revenues.

Valuation Adjustments on Derivatives
	Year Ended December 31
	2012		2011
(dollars in millions)	Gross	Net	Gross	Net
Derivative assets (CVA) (1)	$626	$393	$(1,331)	$(969)
Derivative liabilities (DVA) (2)	(1,003)	(1,098)	613	493

(1)	At December 31, 2012 and December 31, 2011, the cumulative counterparty credit risk valuation adjustment reduced the derivative assets balance by $1.1 billion and $1.5 billion.

(2)	At December 31, 2012 and December 31, 2011, Merrill Lynch's cumulative DVA reduced the derivative liabilities balance by $0.4 billion and $1.1 billion.

Note 7.	Securities Financing Transactions
Merrill Lynch enters into secured borrowing and lending transactions in order to meet customers’ needs and earn residual interest rate spreads, obtain securities for settlement and finance trading inventory positions.
Under these transactions, Merrill Lynch either receives or provides collateral, including U.S. Government and agency securities, asset-backed, corporate debt, equity, and non-U.S. government and agency securities. Merrill Lynch receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and other loans. Under most agreements, Merrill Lynch is permitted to sell or repledge the securities received (e.g., use the securities to secure repurchase agreements, enter into securities lending transactions, or deliver to counterparties to cover short positions). At December 31, 2012 and December 31, 2011, the fair value of securities received as collateral where Merrill Lynch is permitted to sell or repledge the securities was $500 billion and $418 billion, respectively, and the fair value of the portion that had been sold or repledged was $405 billion and $349 billion, respectively. Merrill Lynch may use securities received as collateral for resale agreements to satisfy regulatory requirements such as Rule 15c3-3 of the Securities Exchange Act of 1934.
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
Merrill Lynch pledges assets to collateralize repurchase agreements and other secured financings. Pledged securities that can be sold or repledged by the secured party are parenthetically disclosed in trading assets on the Consolidated Balance Sheets. The carrying value and classification of securities owned by Merrill Lynch that have been pledged to counterparties where those counterparties do not have the right to sell or repledge at December 31, 2012 and December 31, 2011 are as follows:

(dollars in millions)
	December 31, 2012	December 31, 2011
Trading asset category
Equities and convertible debentures	$11,732	$6,469
Corporate debt and preferred stock	8,368	7,961
U.S. Government and agencies	41,236	22,689
Non-U.S. governments and agencies	1,707	627
Mortgages, mortgage-backed, and asset-backed securities	4,547	1,959
Municipals and money markets	2,469	561
Total	$70,059	$40,266
In certain cases, Merrill Lynch has transferred assets to consolidated VIEs where those restricted assets serve as collateral for the interests issued by the VIEs. These assets, which are not included in the table above, are disclosed on the Consolidated Balance Sheet as Assets of Consolidated VIEs. These transactions are also described in Note 9.
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
Investment securities reported on the Consolidated Balance Sheets at December 31, 2012 and December 31, 2011 are presented below.

(dollars in millions)
	December 31, 2012	December 31, 2011
Investment securities
Available-for-sale	$656	$694
Non-qualifying
Equity investments	2,627	3,810
Other investments	2,620	2,180
Total	$5,903	$6,684

For the years ended December 31, 2012, December 31, 2011 and December 31, 2010, other-than-temporary impairment ("OTTI") losses related to non-agency mortgage-backed available-for-sale securities were $6 million, $69 million, $174 million respectively. Net impairment losses recognized in earnings represent the credit component of OTTI losses on available-for-sale debt securities and total OTTI losses for available-for-sale debt securities that Merrill Lynch does not intend to hold to recovery. Those amounts were $6 million, $59 million and $172 million for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively. Refer to Note 1 for Merrill Lynch's accounting policy regarding OTTI of investment securities.
Information regarding investment securities subject to Investment Accounting follows.

(dollars in millions)
	December 31, 2012
	Amortized Cost	Fair Value
Available-for-Sale
Securities, mortgage-backed and asset-backed:
Corporate ABS	$226	$226
Non-agency mortgage backed securities	40	40
Subtotal	266	266
U.S. Government and agencies	390	390
Total available-for-sale securities	$656	$656

(dollars in millions)
	December 31, 2011
	Amortized Cost	Fair Value
Available-for-Sale
Securities, mortgage-backed and asset-backed:
Corporate ABS	$47	$47
Non-agency mortgage backed securities	249	249
Subtotal	296	296
U.S. Government and agencies	398	398
Total available-for-sale securities	$694	$694

There were no material gross unrealized gains or losses associated with available-for-sale securities as of December 31, 2012 or December 31, 2011. Additionally, there were no individual securities that had been in a continuous unrealized loss position for a year or more as of December 31, 2012 or December 31, 2011.
The amortized cost and fair value of available-for-sale debt securities by expected maturity for mortgage-backed securities and contractual maturity for other debt securities at December 31, 2012 are as follows:

(dollars in millions)
	Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$428	$428
Due after one year through five years	120	120
Due after five years through ten years	108	108
Total(1)	$656	$656

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay their obligations with or without prepayment penalties.
The proceeds and gross realized gains (losses) from the sale of available-for-sale securities during the years ended December 31, 2012, December 31, 2011 and December 31, 2010 are as follows:

(dollars in millions)
	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Proceeds	$22	$4,290	$15,472
Gross realized gains	5	69	531
Gross realized losses	—	(76)	(272)

Equity Method Investments
At December 31, 2012 and December 31, 2011, Merrill Lynch held certain investments that were accounted for under the equity method of accounting, none of which were individually material.

In 2012, Merrill Lynch sold its investment in a Japanese brokerage joint venture, which resulted in a gain of approximately $370 million (see Note 20). Such gain is included within Other Revenues in the Consolidated Statement of Earnings (Loss) for the year ended December 31, 2012.
On November 15, 2010, Merrill Lynch sold 51.2 million shares of BlackRock, Inc. ("BlackRock") common stock. The net proceeds to Merrill Lynch from the sale of these shares, after underwriting discounts and before offering expenses payable by Merrill Lynch, were approximately $8.2 billion. As a result of the sale, Merrill Lynch owned shares of BlackRock Series B Preferred Stock only, and Merrill Lynch’s economic interest in BlackRock was reduced from approximately 34% to approximately 7%. Merrill Lynch recorded a pre-tax gain of approximately $90 million from this transaction, which is included within Earnings from equity method investments in the Consolidated Statement of Earnings (Loss) for the year ended December 31, 2010.
In June 2011, Merrill Lynch sold the remaining shares of BlackRock's Series B preferred stock, resulting in a pre-tax gain of $377 million, which is included within Other Revenues in the Consolidated Statement of (Loss) Earnings for the year ended December 31, 2011. As of December 31, 2011, Merrill Lynch no longer held an economic interest in BlackRock.
Summarized financial information for Merrill Lynch's most significant equity method investee for the year ended December 31, 2010 (BlackRock) is presented below. There were no individually material equity method investees for the years ended December 31, 2012 or December 31, 2011:

(dollars in millions)
For the Year Ended
December 31, 2010 (1)
Revenues	$8,612
Operating income	2,998
Earnings before income taxes	3,021
Net earnings	2,063
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

The tables below present the assets and liabilities of consolidated and unconsolidated VIEs if Merrill Lynch has continuing involvement with transferred assets or if Merrill Lynch otherwise has a variable interest in the VIE. For consolidated VIEs, these amounts are net of intercompany balances. The tables also present Merrill Lynch's maximum loss exposure resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which Merrill Lynch holds a variable interest as of December 31, 2012 and December 31, 2011. Merrill Lynch's maximum loss exposure is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on Merrill Lynch's Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. Merrill Lynch's maximum loss exposure does not include losses previously recognized.

Merrill Lynch invests in ABS issued by third-party VIEs with which it has no other form of involvement. These securities are described in more detail in Note 7. In addition, Merrill Lynch uses VIEs such as trust preferred securities trusts in connection with its funding activities (see Note 12).

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

The following table summarizes certain information related to Loan VIEs in which Merrill Lynch is either the transferor, servicer or sponsor and holds a variable interest as of December 31, 2012 and December 31, 2011.

(dollars in millions)
	Non-Agency
	Prime		Subprime		Commercial Mortgage
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Unconsolidated VIEs:
Maximum loss exposure(1)	$20	$16	$55	$52	$102	$130
Senior securities held
Trading assets	$11	$1	$4	$2	$5	$19
Investment securities	1	—	—	—	—	—
Subordinated securities held
Trading assets	—	—	3	8	2	1
Residual interests held	8	8	4	—	38	42
Total retained securities(2)	$20	$9	$11	$10	$45	$62
Principal balance outstanding(3)	$457	$191	$6,455	$6,192	$17,258	$24,545
Consolidated VIEs:
Maximum loss exposure(1)	$—	$1	$9	$—	$—	$—
Loans, notes and mortgages	—	—	185	—	—	—
Other assets	—	1	12	—	—	—
Total assets	$—	$1	$197	$—	$—	$—
Long-term borrowings	$—	$—	$188	$—	$—	$—
Total liabilities	$—	$—	$188	$—	$—	$—

(1)	Maximum loss exposure excludes liabilities for representations and warranties.

(2)	Substantially all of the securities were in Level 2 in the fair value hierarchy.

(3)	Principal balance outstanding includes those loans that Merrill Lynch transferred and with which it has continuing involvement.

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
Municipal Bond Securitizations

Merrill Lynch sponsors municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds, some of which are callable prior to maturity. A majority of the bonds are rated AAA or AA and some benefit from insurance provided by third parties. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a frequent basis to third party investors. Merrill Lynch may serve as remarketing agent and/or liquidity provider for the trusts. The floating-rate investors have the right to tender the certificates at specified dates, often with as little as seven days' notice. Should Merrill Lynch be unable to remarket the tendered certificates, it is generally obligated to purchase them at par under standby liquidity facilities unless the bond's credit rating has declined below investment-grade or there has been an event of default or bankruptcy of the issuer and insurer.

Merrill Lynch also provides default protection or credit enhancement to investors in certain municipal bond trusts whereby Merrill Lynch guarantees the payment of interest and principal on floating-rate certificates issued by these trusts. If an investor holds the residual interest, that investor typically has the unilateral ability to liquidate the trust at any time, while Merrill Lynch typically has the ability to trigger the liquidation of that trust only if the market value of the bonds held in the trust declines below a specified threshold. The weighted average remaining life of bonds held in the trusts at December 31, 2012 was 10.6 years.

The following table summarizes certain information related to municipal bond trusts in which Merrill Lynch holds a variable interest as of December 31, 2012 and December 31, 2011.

(dollars in millions)
	December 31, 2012			December 31, 2011
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum Loss Exposure	$1,348	$106	$1,454	$3,713	$920	$4,633
On-balance sheet assets
Trading assets	$2,505	$—	$2,505	$3,713	$178	$3,891
Total	$2,505	$—	$2,505	$3,713	$178	$3,891
On-balance sheet liabilities
Short-term borrowings	$2,859	$—	$2,859	$4,939	$—	$4,939
Payables to Bank of America	1,157	—	1,157	—	—	—
Total	$4,016	$—	$4,016	$4,939	$—	$4,939
Total assets of VIEs	$2,505	$133	$2,638	$3,713	$1,154	$4,867

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

In the years ended December 31, 2012 and December 31, 2011, Merrill Lynch was the transferor of assets into unconsolidated municipal bond trusts and received cash proceeds from new securitizations of $338 million and $645 million, respectively. At December 31, 2012 and December 31, 2011, the principal balance outstanding for unconsolidated municipal bond securitization trusts for which Merrill Lynch was the transferor was $133 million and $1.2 billion, respectively.

Merrill Lynch's liquidity commitments to unconsolidated municipal bond trusts totaled $106 million and $742 million at December 31, 2012 and December 31, 2011, respectively.
CDOs

CDO vehicles hold diversified pools of fixed income securities, typically corporate debt or asset-backed securities, which they fund by issuing multiple tranches of debt and equity securities. Synthetic CDOs enter into a portfolio of credit default swaps to synthetically create exposure to fixed income securities. CLOs, which are a subset of CDOs, hold pools of loans, typically corporate loans or commercial mortgages. CDOs are typically managed by third party portfolio managers. Merrill Lynch transfers assets to these CDOs, holds securities issued by the CDOs, and may be a derivative counterparty to the CDOs, including credit default swap counterparty for synthetic CDOs. Merrill Lynch has also entered into total return swaps with certain CDOs whereby Merrill Lynch will absorb the economic returns generated by specified assets held by the CDO. Merrill Lynch receives fees for structuring CDOs and providing liquidity support for super senior tranches of securities issued by certain CDOs.

The following table summarizes certain information related to CDO vehicles in which Merrill Lynch holds a variable interest as of December 31, 2012 and December 31, 2011.

(dollars in millions)
	December 31, 2012			December 31, 2011
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum Loss Exposure	$2,200	$1,321	$3,521	$1,695	$2,185	$3,880
On-balance sheet assets
Trading assets	$2,200	$227	$2,427	$1,844	$397	$2,241
Derivative contracts	—	301	301	—	678	678
Other assets	—	52	52	—	72	72
Total	$2,200	$580	$2,780	$1,844	$1,147	$2,991
On-balance sheet liabilities
Derivative contracts	$—	$9	$9	$—	$11	$11
Long-term borrowings	2,805	—	2,805	2,712	—	2,712
Total	$2,805	$9	$2,814	$2,712	$11	$2,723
Total assets of VIEs	$2,200	$26,968	$29,168	$1,844	$32,847	$34,691

Merrill Lynch's maximum loss exposure is significantly less than the total assets of unconsolidated CDO vehicles in the table above because Merrill Lynch typically has exposure to only a portion of the total assets.

At December 31, 2012, Merrill Lynch had $1.4 billion of aggregate liquidity exposure to CDOs. This amount includes $108 million of commitments to CDOs to provide funding for super senior exposures and $1.3 billion notional amount of derivative contracts with unconsolidated VIEs, principally CDO vehicles, which hold non-super senior CDO debt securities or other debt securities on Merrill Lynch's behalf. Refer to Note 14 for additional information. Merrill Lynch's liquidity exposure to CDOs at December 31, 2012 is included in the table above to the extent that Merrill Lynch sponsored the CDO vehicle or the liquidity exposure is more than insignificant compared to total assets of the CDO vehicle. Liquidity exposure included in the table is reported net of previously recorded losses.

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

The following table summarizes certain information related to customer vehicles in which Merrill Lynch holds a variable interest as of December 31, 2012 and December 31, 2011.

(dollars in millions)
	December 31, 2012			December 31, 2011
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum Loss Exposure	$1,512	$1,395	$2,907	$2,333	$2,106	$4,439
On-balance sheet assets
Trading assets	$2,814	$97	$2,911	$3,243	$211	$3,454
Derivative contracts	—	509	509	—	896	896
Other assets	725	—	725	1,446	—	1,446
Total	$3,539	$606	$4,145	$4,689	$1,107	$5,796
On-balance sheet liabilities
Derivative contracts	$19	$7	$26	$4	$42	$46
Short-term borrowings	81	—	81	—	—	—
Long-term borrowings	3,096	—	3,096	3,873	—	3,873
Other liabilities	3	382	385	1	448	449
Total	$3,199	$389	$3,588	$3,878	$490	$4,368
Total assets of VIEs	$3,539	$4,046	$7,585	$4,689	$5,265	$9,954

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

Merrill Lynch is typically the counterparty for the credit and equity derivatives entered into by the customer vehicles, and it may invest in securities issued by the vehicles. Merrill Lynch may also enter into interest rate and foreign currency derivatives with the vehicles. Merrill Lynch had approximately $742 million and $824 million of other liquidity commitments, including written put options and collateral value guarantees, with unconsolidated credit-linked and equity-linked note vehicles at December 31, 2012 and December 31, 2011, respectively.

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

The following table summarizes certain information related to Real Estate and other VIEs in which Merrill Lynch holds a variable interest as of December 31, 2012 and December 31, 2011.

(dollars in millions)
	December 31, 2012			December 31, 2011
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum Loss Exposure	$215	$2,258	$2,473	$1,821	$4,631	$6,452
On-balance sheet assets
Trading assets	$328	$1,297	$1,625	$—	$2,980	$2,980
Derivative contracts	—	460	460	—	440	440
Investment securities	41	39	80	162	62	224
Loans, notes, and mortgages	21	189	210	94	804	898
Other assets	27	276	303	1,575	344	1,919
Total	$417	$2,261	$2,678	$1,831	$4,630	$6,461
On-balance sheet liabilities
Long-term borrowings	$203	$—	$203	$10	$—	$10
Other liabilities	11	1	12	185	265	450
Total	$214	$1	$215	$195	$265	$460
Total assets of VIEs	$417	$18,060	$18,477	$1,831	$26,731	$28,562

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

Merrill Lynch resecuritized $45.6 billion and $13.5 billion of securities during the years ended December 31, 2012 and December 31, 2011, respectively. Merrill Lynch consolidates a resecuritization trust if it has sole discretion over the design of the trust, including the identification of securities to be transferred in and the structure of securities to be issued, and also retains a variable interest that could potentially be significant to the trust. If one or a limited number of third-party investors share responsibility for the design of the trust and purchase a significant portion of securities, including subordinated securities issued by non agency trusts, Merrill Lynch does not consolidate the trust.

Other Transactions

Merrill Lynch transferred pools of securities to certain independent third parties and provided financing for up to 75% of the purchase price under asset-backed financing arrangements. At December 31, 2012 and December 31, 2011, Merrill Lynch's maximum loss exposure under these financing arrangements was $2.5 billion and $4.7 billion, respectively, substantially all of which was recorded as loans, notes and mortgages on Merrill Lynch's Consolidated Balance Sheet. All principal and interest payments have been received when due in accordance with their contractual terms. These arrangements are not included in the tables above because the purchasers are not VIEs.

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

•	Other loans, which include securities-backed loans and loans classified as held-for-sale.
The table below presents information on Merrill Lynch’s loans outstanding at December 31, 2012 and December 31, 2011.

Age Analysis of Outstanding Loans
(dollars in millions)	December 31, 2012
	30-59 Days	60-89 Days	90 Days or more	Total Past	Total Current or Less Than	Nonperforming	Loans Measured at	Total
	Past Due	Past Due	Past Due	Due	30 Days Past Due	Loans (1)	Fair Value	Outstanding
Consumer loans
Residential mortgage	$10	$4	$—	$14	$412	$24	$—	$450
Home equity	1	—	—	1	93	3	—	97
Total consumer	11	4	—	15	505	27	—	547
Commercial
Commercial - U.S.	—	—	—	—	2,625	8	—	2,633
Commercial real estate	—	—	—	—	204	37	—	241
Commercial - non-U.S.	—	—	—	—	3,007	44	—	3,051
Total commercial loans	—	—	—	—	5,836	89	—	5,925
Commercial loans measured at fair value	—	—	—	—	—	—	1,208	1,208
Total commercial	—	—	—	—	5,836	89	1,208	7,133
Other (2)	—	—	—	—	10,053	—	1,869	11,922
Total loans	$11	$4	$—	$15	$16,394	$116	$3,077	19,602
Allowance for loan losses								(57)
Total loans, net								$19,545

Age Analysis of Outstanding Loans
(dollars in millions)	December 31, 2011
	30-59 Days	60-89 Days	90 Days or more	Total Past	Total Current or Less Than	Nonperforming	Loans Measured at	Total
	Past Due	Past Due	Past Due	Due	30 Days Past Due	Loans (1)	Fair Value	Outstanding
Consumer loans
Residential mortgage	$20	$4	$—	$24	$420	$25	$—	$469
Home equity	—	—	—	—	117	4	—	121
Total consumer	20	4	—	24	537	29	—	590
Commercial
Commercial - U.S.	—	1	2	3	3,753	85	—	3,841
Commercial real estate	—	—	—	—	667	108	—	775
Commercial - non-U.S.	—	—	—	—	3,040	65	—	3,105
Total commercial loans	—	1	2	3	7,460	258	—	7,721
Commercial loans measured at fair value	—	—	—	—	—	—	909	909
Total commercial	—	1	2	3	7,460	258	909	8,630
Other (3)	—	—	—	—	10,013	—	1,413	11,426
Total loans	$20	$5	$2	$27	$18,010	$287	$2,322	20,646
Allowance for loan losses								(72)
Total loans, net								$20,574

(1)	Excludes loans measured at fair value.

(2)	Includes securities-backed loans and loans held-for-sale of $9.6 billion and $2.3 billion, respectively, as of December 31, 2012.

(3)	Includes securities-backed loans and loans held-for-sale of $8.9 billion and $2.5 billion, respectively, as of December 31, 2011.
Merrill Lynch monitors credit quality based on primary credit quality indicators. Merrill Lynch’s commercial loans are evaluated using the internal classifications of pass rated or reservable criticized as the primary credit quality indicators. The term reservable criticized refers to those commercial loans that are internally classified or listed by Merrill Lynch as Special Mention, Substandard or Doubtful, which are asset categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not considered reservable criticized. In addition to these primary credit quality indicators, Merrill Lynch uses other credit quality indicators for certain types of loans. The table below presents credit quality indicators for Merrill Lynch’s commercial loan portfolio, excluding loans accounted for under the fair value option, at December 31, 2012 and December 31, 2011.

(dollars in millions)	December 31, 2012
	Commercial - U.S.	Commercial Real Estate	Commercial - non-U.S.
Risk Ratings
Pass rated	$2,506	$105	$2,918
Reservable criticized	127	136	133
Total Commercial	$2,633	$241	$3,051

(dollars in millions)	December 31, 2011
	Commercial - U.S.	Commercial Real Estate	Commercial - non-U.S.
Risk Ratings
Pass rated	$3,594	$511	$2,967
Reservable criticized	247	264	138
Total Commercial	$3,841	$775	$3,105

Activity in the allowance for loan losses, which is primarily associated with commercial loans, is presented below:

(dollars in millions)
	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Allowance for loan losses, at beginning of period	$72	$170
Provision for loan losses	(51)	66
Charge-offs	(14)	(180)
Recoveries	50	14
Net charge-offs	36	(166)
Other	—	2
Allowance for loan losses, at end of period	$57	$72

Consumer loans, substantially all of which are collateralized, consisted of approximately 17,000 individual loans at December 31, 2012. Commercial loans consisted of approximately 700 separate loans.
Merrill Lynch’s outstanding loans include $2.3 billion and $2.5 billion of loans held for sale at December 31, 2012 and December 31, 2011, respectively. Loans held for sale are loans that Merrill Lynch expects to sell prior to maturity. At December 31, 2012, such loans consisted of $1.4 billion of consumer loans, primarily residential mortgages, and $0.9 billion of commercial loans. At December 31, 2011, such loans consisted of $1.0 billion of consumer loans, primarily residential mortgages, and $1.5 billion of commercial loans.
In some cases, Merrill Lynch enters into single name and index credit default swaps to mitigate credit exposure related to funded and unfunded commercial loans. The notional value of these swaps totaled $2.0 billion and $3.4 billion at December 31, 2012 and December 31, 2011, respectively.
The following tables provide information regarding Merrill Lynch’s net credit default protection associated with its funded and unfunded commercial loans as of December 31, 2012 and December 31, 2011:

Net Credit Default Protection by Maturity Profile

	December 31, 2012	December 31, 2011
Less than or equal to one year	25%	16%
Greater than one year and less than or equal to five years	75	82
Greater than five years	—	2
Total net credit default protection	100%	100%

Net Credit Default Protection by Credit Exposure Debt Rating

(dollars in millions)
	December 31, 2012		December 31, 2011
Ratings(1)	Net Notional	Percent	Net Notional	Percent
AA	$(268)	13.1%	$(661)	19.4%
A	(1,034)	50.6	(1,542)	45.1
BBB	(530)	26.0	(637)	18.6
BB	(86)	4.2	(190)	5.6
B	(30)	1.5	(190)	5.6
CCC and below	(93)	4.6	(195)	5.7
Total net credit default protection	$(2,041)	100%	$(3,415)	100.0%

(1) Merrill Lynch considers ratings of BBB- or higher to meet the definition of investment grade.

Note 11.	Goodwill and Intangible Assets
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

The carrying amount of goodwill was $6.4 billion at both December 31, 2012 and December 31, 2011. Such amounts include the impact of an adjustment made during the quarter ended March 31, 2012 for $675 million of additional goodwill associated with Merrill Lynch's merger with Bank of America Securities Holdings Corporation as of November 1, 2010. Prior period financial statements have been adjusted to reflect this change, along with a corresponding adjustment to paid-in capital.
Intangible Assets
Intangible assets with definite lives at December 31, 2012 and December 31, 2011 consisted primarily of value assigned to customer relationships. Intangible assets with definite lives are tested for impairment in accordance with ASC 360, Property, Plant and Equipment whenever certain conditions exist which would indicate the carrying amounts of such assets may not be recoverable. Intangible assets with definite lives are amortized over their respective estimated useful lives. Intangible assets with indefinite lives consist of value assigned to the Merrill Lynch brand and are tested for impairment in accordance with Goodwill and Intangible Assets Accounting. Intangible assets with indefinite lives are not amortized. Based on the annual impairment analysis completed during the third quarter of 2012, Merrill Lynch determined that there was no impairment of the Merrill Lynch brand as of the June 30, 2012 test date.

The table below presents the gross carrying amount, accumulated amortization, and net carrying amounts of intangible assets as of December 31, 2012 and December 31, 2011:

(dollars in millions)
		Year Ended December 31, 2012	Year Ended December 31, 2011
Customer relationships	Gross carrying amount	$3,087	$3,087
	Accumulated amortization	(1,235)	(928)
	Net carrying amount	1,852	2,159
Other(1)	Gross carrying amount	1,515	1,515
	Accumulated amortization	—	—
	Net carrying amount	1,515	1,515
Total	Gross carrying amount	4,602	4,602
	Accumulated amortization	(1,235)	(928)
	Net carrying amount	$3,367	$3,674

(1)	Represents value assigned to the Merrill Lynch brand.

Amortization expense for the years ended December 31, 2012, December 31, 2011 and December 31, 2010 was $307 million, $309 million and $309 million, respectively.
The estimated future amortization of intangible assets from 2013 through 2017 is $309 million per year.

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

Beginning late in the third quarter of 2009, in connection with the update or renewal of certain Merrill Lynch international securities offering programs, Bank of America agreed to guarantee debt securities, warrants and/or certificates issued by certain subsidiaries of ML & Co. on a going forward basis. All existing ML & Co. guarantees of securities issued by those same Merrill Lynch subsidiaries under various international securities offering programs will remain in full force and effect as long as those securities are outstanding, and Bank of America has not assumed any of those prior ML & Co. guarantees or otherwise guaranteed such securities. There were approximately $7.0 billion of securities guaranteed by Bank of America at December 31, 2012.

Following the completion of Bank of America's acquisition of Merrill Lynch, ML & Co. became a subsidiary of Bank of America and established intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these intercompany agreements is a $75 billion one-year revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America at a spread to LIBOR that is reset periodically and is consistent with other intercompany agreements. This credit line was renewed effective January 1, 2013 with a maturity date of January 1, 2014. The credit line will automatically be extended by one year to the succeeding January 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. The agreement does not contain any financial or other covenants. There were no outstanding borrowings under the line of credit at December 31, 2012 and December 31, 2011.

In addition to the $75 billion unsecured line of credit, there is also a revolving unsecured line of credit that allows ML & Co. to borrow up to $25 billion from Bank of America. Interest on borrowings under the line of credit is based on prevailing short-term market rates. The line of credit does not contain any financial or other covenants. The line of credit matures on February 11, 2014. There were no outstanding borrowings under the line of credit at December 31, 2012 and December 31, 2011.

MLPF&S also has the following borrowing agreements with Bank of America:

•
A $4 billion one-year revolving unsecured line of credit - Interest on the line of credit is based on prevailing short-term market rates. The credit line will mature on November 1, 2013 and may automatically be extended by one year to the succeeding November 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. At both December 31, 2012 and December 31, 2011, there were no outstanding borrowings under the line of credit.

•
A $15 billion 364-day revolving unsecured line of credit - Interest on the line of credit is based on prevailing short-term market rates. The line of credit matures on February 18, 2014. At December 31, 2012 and December 31, 2011, approximately $0.9 billion and $1.5 billion, respectively, was outstanding under the line of credit.

During the year ended December 31, 2012, $2.6 billion that was outstanding under the following MLPF&S borrowing agreements with Bank of America was repaid and the agreements were terminated. The two terminated agreements below were replaced by intercompany funding arrangements between MLPF&S and ML & Co.

•	A subordinated loan agreement for approximately $1.5 billion - Interest under this agreement was calculated based on a spread to LIBOR.

•	A $7 billion revolving subordinated line of credit - Interest under this agreement was calculated based on a spread to LIBOR.

During the year ended December 31, 2012, Merrill Lynch entered into a series of transactions involving repurchases of its senior and subordinated debt. Through tender offers and certain open market transactions, Merrill Lynch repurchased senior and subordinated debt with a carrying value of $2,050 million for $1,645 million in cash, and recorded gains of $405 million.
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
The tables below exclude Merrill Lynch’s intercompany borrowings from Bank of America (see Note 2 for further information). Total borrowings at December 31, 2012 and December 31, 2011, which are comprised of short-term borrowings, long-term borrowings and junior subordinated notes (related to trust preferred securities), consisted of the following:

(dollars in millions)
	December 31, 2012	December 31, 2011
Senior debt	$47,702	$59,394
Senior structured notes	27,010	28,523
Subordinated debt	10,740	12,661
Junior subordinated notes (related to trust preferred securities)	3,809	3,789
Other subsidiary financing	941	868
Debt issued by consolidated VIEs	9,232	11,534
Total	$99,434	$116,769

Borrowings and deposits at December 31, 2012 and December 31, 2011, are presented below:

(dollars in millions)
	December 31, 2012	December 31, 2011
Short-term borrowings
Other unsecured short-term borrowings	$436	$1,112
Short-term debt issued by consolidated VIEs(1)	2,940	4,939
Total	$3,376	$6,051
Long-term borrowings(2)
Fixed-rate obligations(3)	$52,224	$60,482
Variable-rate obligations(4)(5)	33,733	39,852
Long-term debt issued by consolidated VIEs(1)	6,292	6,595
Total	$92,249	$106,929
Deposits
Non-U.S.	$12,873	$12,364

(1)	See Note 9 for additional information on debt issued by consolidated VIEs.

(2)	Excludes junior subordinated notes (related to trust preferred securities).

(3)	Fixed-rate obligations are generally swapped to variable rates.

(4)	Variable interest rates are generally based on rates such as LIBOR, the U.S. Treasury Bill Rate, or the Federal Funds Rate.

(5)	Includes structured notes.
See Note 5 for additional information on the fair value of long-term borrowings.
The weighted-average interest rates for borrowings at December 31, 2012 and December 31, 2011 (excluding structured products) were as follows:

	December 31, 2012	December 31, 2011
Short-term borrowings	0.2%	0.4%
Long-term borrowings	3.9	4.0
Junior subordinated notes (related to trust preferred securities)	6.5	6.5
Long-Term Borrowings
At December 31, 2012, long-term borrowings mature as follows:

(dollars in millions)
	Amount	Percentage of Total
Less than 1 year	$27,505	30%
1 – 2 years	19,333	21
2 – 3 years	5,427	6
3 – 4 years	3,669	4
4 – 5 years	8,817	10
Greater than 5 years	27,498	29
Total	$92,249	100%

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
The following table summarizes Merrill Lynch’s trust preferred securities as of December 31, 2012.

(dollars in millions)
TRUST	ISSUE DATE	AGGREGATE PRINCIPAL AMOUNT OF TRUST PREFERRED SECURITIES (4)	AGGREGATE PRINCIPAL AMOUNT OF NOTES	AGGREGATE CARRYING VALUE OF NOTES	ANNUAL DISTRIBUTION RATE	STATED MATURITY OF THE TRUST SECURITIES
ML Preferred Capital Trust III	Jan–1998	$750	$900	$659	7.00%	Perpetual
ML Preferred Capital Trust IV	Jun–1998	400	480	349	7.12	Perpetual
ML Preferred Capital Trust V	Nov–1998	850	1,021	762	7.28	Perpetual
ML Capital Trust I	Dec-2006	1,050	1,051	580	6.45	Dec–2066(1)
ML Capital Trust II	May–2007	950	951	907	6.45	Jun–2067(2)
ML Capital Trust III	Aug–2007	750	751	552	7.375	Sep–2067(3)
Total		$4,750	$5,154	$3,809

(1)	Merrill Lynch has the option to extend the maturity of the junior subordinated note until December, 2086.

(2)	Merrill Lynch has the option to extend the maturity of the junior subordinated note until June, 2087.

(3)	Merrill Lynch has the option to extend the maturity of the junior subordinated note until September, 2087.

(4)	Includes related investments of $25 million.
Deposits
Deposits at December 31, 2012 and December 31, 2011, are presented below:

(dollars in millions)
	December 31, 2012	December 31, 2011
Non-U.S.
Non-interest bearing	$1,288	$1,153
Interest bearing	11,585	11,211
Total Deposits	$12,873	$12,364
The effective weighted-average interest rate for deposits, which includes the impact of hedges, was 0.5% and 0.7% at December 31, 2012 and December 31, 2011, respectively. The fair value of deposits approximated their carrying value at December 31, 2012 and December 31, 2011.

Other
Merrill Lynch also obtains standby letters of credit from issuing banks to satisfy various counterparty collateral requirements, in lieu of depositing cash or securities collateral. Such standby letters of credit aggregated $1.6 billion and $2.1 billion at December 31, 2012 and December 31, 2011, respectively.

As part of Bank of America's efforts to streamline its organizational structure and reduce complexity and costs, it has reduced and intends to continue to reduce the number of its subsidiaries, including through intercompany mergers. In connection with these efforts, Bank of America may merge ML & Co. with and into Bank of America Corporation. There is no assurance such merger will occur or the timing thereof. Any such merger would be subject to applicable regulatory approvals, consents and other conditions of closing.

Note 13.	Stockholder's Equity and Earnings Per Share
Preferred Equity
As of October 15, 2010, all of Merrill Lynch's 9% Mandatory Convertible Non-Cumulative Preferred Stock, Series 2, and 9% Mandatory Convertible Non-Cumulative Preferred Stock, Series 3, were automatically converted into Bank of America common stock in accordance with the terms of these securities. As a result of the conversion, there were no preferred stock dividends recorded during the years ended December 31, 2012 and December 31, 2011. Preferred stock dividends of $134 million were recorded in the year ended December 31, 2010.
Common Stock
As of the completion of the acquisition of Merrill Lynch by Bank of America on January 1, 2009, there have been 1,000 shares of ML & Co. common stock outstanding, all of which are held by Bank of America.

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss represents cumulative gains and losses on items that are not reflected in Merrill Lynch’s net earnings (loss). The balances at December 31, 2012 and December 31, 2011 are as follows:

(dollars in millions)
	December 31, 2012	December 31, 2011
Foreign currency translation adjustment
Unrealized losses, net of gains	$(770)	$(744)
Income taxes	814	765
Total	44	21
Unrealized losses on investment securities available-for-sale
Net unrealized losses	—	—
Income taxes	(3)	(33)
Total	(3)	(33)
Deferred losses on cash flow hedges
Deferred losses	(1)	(1)
Income taxes	—	—
Total	(1)	(1)
Defined benefit pension and postretirement plans
Net actuarial losses	(899)	(362)
Net prior service cost	(32)	(35)
Income taxes	364	175
Total	(567)	(222)
Total accumulated other comprehensive loss	$(527)	$(235)

Earnings Per Share
Earnings per share data is not provided for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, as Merrill Lynch was a wholly-owned subsidiary of Bank of America during that period.

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

In the ordinary course of business, Merrill Lynch and its subsidiaries are also subject to regulatory examinations, information gathering requests, inquiries, investigations, and threatened legal actions and proceedings. Certain subsidiaries of Merrill Lynch are registered broker-dealers or investment advisors and are subject to regulation by the SEC, the Financial Industry Regulatory Authority (“FINRA”), the Financial Services Authority ("FSA") and other domestic, international and state securities regulators. In connection with formal and informal inquiries by those agencies, such subsidiaries receive numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of their regulated activities.

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

In accordance with applicable accounting guidance, Merrill Lynch establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, Merrill Lynch does not establish an accrued liability. As a litigation or regulatory matter develops, Merrill Lynch, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, Merrill Lynch will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. Merrill Lynch continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal or external legal service providers, litigation-related expenses of $358 million were recognized for the year ended December 31, 2012, as compared with $740 million for the year ending December 31, 2011.

For a limited number of the matters disclosed in this Note for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, Merrill Lynch is able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, Merrill Lynch reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter, in light of potentially relevant factual and legal developments. These may include information learned through the discovery process, rulings on dispositive motions, settlement discussions, and other rulings by courts, arbitrators or others. In cases in which Merrill Lynch possesses sufficient appropriate information to develop an estimate of loss or range of possible loss, that estimate is aggregated and disclosed below. There may be other disclosed matters for which a loss is probable or reasonably possible but such an estimate may not be possible. For those matters where an estimate is possible, management currently estimates the aggregate range of possible loss is approximately $0 to $650 million in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, this estimated range of possible loss represents what Merrill Lynch believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent Merrill Lynch's maximum loss exposure. Information is provided below regarding the nature of all of these contingencies and, where specified, the amount of the claim associated with these loss contingencies. Based on current knowledge, management does not believe that loss contingencies arising from pending matters, including the matters described herein, will have a material adverse effect on the consolidated financial position or liquidity of Merrill Lynch. However, in light of the inherent uncertainties involved in these matters, some of which are beyond Merrill Lynch's control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to Merrill Lynch's results of operations or cash flows for any particular reporting period.

Auction Rate Securities ("ARS") Litigation
Since October 2007, ML & Co. and certain affiliates have been named as defendants in a variety of lawsuits and other proceedings brought by customers, both individual and institutional investors, and issuers regarding ARS. These actions generally allege that defendants: (i) misled plaintiffs into believing that there was a deeply liquid market for ARS, and (ii) failed to adequately disclose their or their affiliates' practice of placing their own bids to support ARS auctions. Plaintiffs assert that ARS auctions started failing from August 2007 through February 2008 when defendants and other broker-dealers stopped placing those "support bids." In addition to the matters described in more detail below, arbitrations and individual lawsuits have been filed against ML & Co. and certain affiliates by parties who purchased ARS and are seeking relief that includes compensatory and punitive damages and rescission, among other relief.
Antitrust Actions
On September 4, 2008, two putative antitrust class actions were filed against ML & Co., Bank of America and other financial institutions in the U.S. District Court for the Southern District of New York. Plaintiffs in both actions assert federal antitrust claims under Section 1 of the Sherman Act based on allegations that defendants conspired to restrain trade in ARS by placing support bids in ARS auctions, only to collectively withdraw those bids in February 2008, which allegedly caused ARS auctions to fail. In the first action, Mayor and City Council of Baltimore, Maryland v. Citigroup, Inc., et al., plaintiff seeks to represent a class of issuers of ARS that defendants underwrote between May 12, 2003 and February 13, 2008. This issuer action seeks to recover, among other relief, the alleged above-market interest payments that ARS issuers allegedly have had to make after defendants allegedly stopped placing "support bids" in ARS auctions. In the second action, Mayfield, et al. v. Citigroup, Inc., et al., plaintiff seeks to represent a class of investors that purchased ARS from defendants and held those securities when ARS auctions failed on February 13, 2008. Plaintiff seeks to recover, among other relief, unspecified damages for losses in the ARS' market value, and rescission of the investors' ARS purchases. Both actions also seek treble damages and attorneys' fees under the Sherman Act's private civil remedy. On January 25, 2010, the court dismissed both actions with prejudice and plaintiffs' respective appeals are currently pending in the U.S. Court of Appeals for the Second Circuit.

Benistar Litigation
In Gail A. Cahaly, et al. v. Benistar Property Exchange Trust Company, Inc, et al., a matter filed on August 1, 2001, in Massachusetts Superior Court, Suffolk County, plaintiffs allege that MLPF&S aided and abetted a fraud and breach of fiduciary duty allegedly perpetrated by Benistar, a former client of MLPF&S. In 2002, following a trial, a jury rendered a verdict requiring MLPF&S to pay plaintiffs $8.6 million in compensatory damages. After the court granted MLPF&S's motion to vacate the verdict, the court granted plaintiffs' motion for a new trial. On June 25, 2009, the jury in the second trial found in favor of plaintiffs on all counts. Plaintiffs filed discovery-related sanctions motions, as well as a petition seeking attorneys' fees and costs. On January 11, 2011, the court issued rulings denying plaintiffs' request for sanctions and punitive damages but awarding consequential damages and attorneys' fees to plaintiffs in an amount not material to Merrill Lynch's results of operations. Plaintiffs and MLPF&S appealed the court's January 11, 2011 rulings on damages and sanctions. On December 26, 2012, plaintiffs and MLPF&S agreed to settle for an amount not material to Merrill Lynch's results of operations.
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
In addition, a putative class action was filed in October 2009, entitled Chambers, et al. v. Merrill Lynch & Co., et al., in the U.S. District Court for the Southern District of New York, seeking certification of a putative class of financial advisors and seeking damages and other payments under the good reason provisions of certain contingent incentive compensation plans. On November 26, 2012, the parties entered into an agreement to settle Chambers. The settlement amount has been fully accrued. On December 13, 2012, the court issued an order granting preliminary approval to the settlement and providing for notice to potential class members. The agreement is subject to the court's final approval. Other actions asserting good reason claims remain pending.
In re Bank of America Securities, Derivative and Employee Retirement Income Security Act (ERISA) Litigation
Beginning in January 2009, Bank of America, ML & Co. and/or certain of their current and former officers and directors, among others, were named as defendants in a variety of securities actions filed in federal courts in connection with securities filings by Bank of America and Merrill Lynch. The securities filings contained information with respect to events that took place from September 2008 through January 2009 contemporaneous with Bank of America's acquisition of Merrill Lynch (the "Acquisition"). Certain federal court actions were consolidated and/or coordinated in the U.S. District Court for the Southern District of New York under the caption In re Bank of America Securities, Derivative and Employee Retirement Income Security Act (ERISA) Litigation (the "Consolidated Action").
The claims in these actions generally concern alleged material misrepresentations and/or omissions with respect to: (i) the Acquisition; (ii) the financial condition of and 2008 fourth-quarter losses experienced by Bank of America and Merrill Lynch; (iii) due diligence conducted in connection with the Acquisition; (iv) the terms of the Acquisition agreements regarding Merrill Lynch's ability to pay bonuses to Merrill Lynch employees of up to $5.8 billion for the year 2008; (v) Bank of America's discussions with government officials in December 2008, regarding Bank of America's consideration of invoking the material adverse change clause in the Acquisition agreement; (vi) Bank of America's discussions with government officials in December 2008 regarding the possibility of obtaining government assistance in completing the Acquisition; and/or (vii) the proxy statement and related materials for the Acquisition.
Plaintiffs ("Securities Plaintiffs") in the securities class action in the Consolidated Action (the “Consolidated Securities Class Action”), a consolidated class action pending in the U.S. District Court for the Southern District of New York, asserted claims under Sections 14(a), 10(b), and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”) and asserted damages based on the drop in the stock price upon subsequent disclosures. In February 2012, the court granted a motion for class certification.  On November 30, 2012, the parties entered into a settlement agreement.  The agreement, which is subject to court approval, provides for a payment by Bank of America of $2.425 billion, and the institution and/or continuation of certain Bank of America corporate governance enhancements until the later of January 1, 2015 or eighteen months following the court's final approval of the settlement. In exchange, Securities Plaintiffs released their claims against all defendants and certain other persons or entities affiliated with defendants. On December 4, 2012, the court issued an order granting preliminary approval of the settlement and scheduling a final hearing for April 5, 2013.
Certain shareholders have opted to pursue Acquisition-related claims under the Exchange Act and/or Securities Act apart from the consolidated class action, and these individual actions have been coordinated for pre-trial purposes in the Consolidated Securities Class Action. These individual plaintiffs assert substantially the same facts and claims as the class action plaintiffs.
Mediafiction Litigation
In 1999, MLIB acted as manager for a $284 million issuance of notes for an Italian library of movies, backed by future receivables to such movie rights. Mediafiction S.p.A (“Mediafiction”) was responsible for forwarding payments to MLIB for distribution to note holders. Following Mediafiction's bankruptcy, on July 18, 2006, MLIB filed an opposition before the Tribunal of the Court of Rome to have its claims recognized in the Mediafiction bankruptcy proceeding.  Thereafter, Mediafiction filed a counterclaim seeking return of payments previously made to MLIB.  In October 2008, the Court of Rome granted Mediafiction's counterclaim against MLIB in the amount of $137 million.  While the matter was on appeal, on December 19, 2012, the parties settled for an amount not material to Merrill Lynch's results of operations.
Mortgage-Backed Securities ("MBS") Litigation
Merrill Lynch entities and their affiliates have been named as defendants in a number of cases relating to their various roles as issuer, originator, seller, depositor, sponsor, underwriter and/or controlling entity in MBS offerings, pursuant to which the MBS investors were entitled to a portion of the cash flow from the underlying pools of mortgages. These cases generally include actions by individual MBS purchasers. Although the allegations vary by lawsuit, these cases generally allege that the registration statements, prospectuses and prospectus supplements for securities issued by securitization trusts contained material misrepresentations and omissions, in violation of Sections 11, 12 and/or 15 of the Securities Act of 1933, Sections 10(b) and/or 20 of the Securities Exchange Act of 1934 and/or state securities laws and other state statutory and/or common laws.
These cases generally involve allegations of false and misleading statements regarding (i) the process by which the properties that served as collateral for the mortgage loans underlying the MBS were appraised; (ii) the percentage of equity that mortgage borrowers had in their homes; (iii) the borrowers' ability to repay their mortgage loans; (iv) the underwriting practices by which those mortgage loans were originated; (v) the ratings given to the different tranches of MBS by rating agencies; and (vi) the validity of each issuing trusts' title to the mortgage loans comprising the pool for the securitization (collectively, “MBS Claims”). Plaintiffs in these cases generally seek unspecified compensatory damages, unspecified costs and legal fees and, in some instances, seek rescission. A number of other entities have threatened legal actions against Merrill Lynch and its affiliates concerning MBS offerings. On January 11, 2013, Merrill Lynch reached a settlement in principle to resolve claims concerning certain MBS offerings that the National Credit Union Administration (the "NCUA") had threatened to bring against Merrill Lynch and certain of its affiliates. The agreement is subject to the negotiation and execution of mutually agreeable settlement documentation and approval by the NCUA board.  The settlement amount will be covered by existing reserves.
AIG Litigation
On August 8, 2011, American International Group, Inc. and certain of its affiliates (collectively, “AIG”) filed a complaint in New York Supreme Court, New York County, in a case entitled American International Group, Inc. et al. v. Bank of America Corporation et al. AIG has named, among others, Merrill Lynch and a number of its related entities as defendants. AIG's complaint asserts certain MBS Claims pertaining to 158 MBS offerings and two MBS private placements relating to Merrill Lynch entities, in which AIG alleges that it purchased securities between 2005 and 2007.

AIG seeks rescission of its purchases or a rescissory measure of damages or, in the alternative, compensatory damages of not less than $10 billion, punitive damages and other unspecified relief. Defendants removed the case to the U.S. District Court for the Southern District of New York. The district court denied AIG's motion to remand the case to state court.
On April 24, 2012, the U.S. Court of Appeals for the Second Circuit granted plaintiffs' petition for leave to appeal the ruling of the district court in the Southern District of New York denying plaintiffs' motion to remand the case to the New York Supreme Court. The appeal is pending.
Federal Housing Finance Agency Litigation
On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for FNMA and Freddie Mac ("FHLMC"), filed complaints in the U.S. District Court for the Southern District of New York against Bank of America, Merrill Lynch-related entities, and certain current and former officers and directors of these entities. The actions are entitled Federal Housing Finance Agency v. Bank of America Corporation, et al. (the "FHFA Bank of America Litigation") and Federal Housing Finance Agency v. Merrill Lynch & Co., Inc., et al. (the "FHFA Merrill Lynch Litigation"). The complaints assert certain MBS Claims relating to MBS issued and/or underwritten by Bank of America, Merrill Lynch and related entities in 23 MBS offerings and in 72 MBS offerings, respectively, between 2005 and 2008 and allegedly purchased by either FNMA or FHLMC. The FHFA seeks among other relief, rescission of the consideration FNMA and FHLMC paid for the securities or alternatively damages allegedly incurred by FNMA and FHLMC, including consequential damages. The FHFA also seeks recovery of punitive damages in the FHFA Merrill Lynch Litigation action.
The FHFA Bank of America Litigation and the FHFA Merrill Lynch Litigation, along with fourteen other cases filed by the FHFA against other financial institutions, have been coordinated before a single judge in the U.S. District Court for the Southern District of New York. One action, FHFA v. UBS Americas, Inc., et al (the "UBS Action"), was designated the lead action with respect to allegations and claims common to the pending FHFA cases. On May 4, 2012, the court denied in part and granted in part a motion to dismiss in the UBS Action. The court subsequently denied motions to dismiss in the FHFA Merrill Lynch Litigation and the FHFA Bank of America Litigation on November 8, 2012 and November 28, 2012, respectively. On August 14, 2012, the U.S. Court of Appeals for the Second Circuit granted the UBS defendants' application for an interlocutory appeal of the district court's ruling pertaining to the statute of repose on the federal and state securities law claims and the statute of limitations on the federal securities law claims asserted in the UBS Action.  The FHFA has asserted similar claims in the FHFA Merrill Lynch Litigation and the FHFA Bank of America Litigation.
Regulatory Investigations
Merrill Lynch has received a number of subpoenas and other requests for information from regulators and governmental authorities regarding MBS and other mortgage-related matters, including inquiries, investigations and potential proceedings related to a number of transactions involving Merrill Lynch's underwriting and issuance of MBS and its participation in certain CDO offerings.  These inquiries and investigations include, among others:  an investigation by the SEC related to Merrill Lynch's risk control, valuation, structuring, marketing and purchase of CDOs, and an investigation by the New York State Attorney General concerning the purchase, securitization and underwriting of mortgage loans and MBS. Merrill Lynch has provided documents and testimony and continues to cooperate fully with these inquiries and investigations.

Merrill Lynch may also be subject to contractual indemnification obligations in the MBS matter discussed above.

Rosen Capital Partners LP & Rosen Capital Institutional LP's FINRA Arbitration
On May 28, 2008, two former hedge fund clients of Merrill Lynch Professional Clearing Corporation (“MLPCC”), Rosen Capital Partners LP and Rosen Capital Institutional LP (collectively, the "Rosen Funds"), filed a statement of claim asserting claims for breach of contract, fraud, and negligence against MLPCC in connection with alleged losses in the fall of 2008. On July 5, 2011, a FINRA panel awarded the Rosen Funds $64 million plus pre-judgment interest. On December 23, 2011, the California Superior Court granted the Rosen Funds' motion to confirm the award and on February 15, 2012 entered judgment on the award and pre-judgment interest, an amount that was fully accrued.  On February 5, 2013, the Court of Appeal affirmed the decision of the California Superior Court.
Commitments
At December 31, 2012, Merrill Lynch’s commitments had the following expirations:

(dollars in millions)
		Commitment expiration
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Lending commitments	$5,248	$1,556	$1,260	$2,306	$126
Purchasing and other commitments	3,405	1,586	962	636	221
Operating leases	3,139	736	951	693	759
Commitments to enter into resale and securities borrowing agreements	66,884	66,884	—	—	—
Commitments to enter into repurchase and securities lending agreements	42,333	42,333	—	—	—
Total	$121,009	$113,095	$3,173	$3,635	$1,106

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

Purchasing and Other Commitments
At December 31, 2012, Merrill Lynch had commitments to purchase loans of $1.3 billion, which, upon settlement of the commitment, will be included in trading assets, loans held for investment or loans held for sale. Such commitments totaled $2.5 billion at December 31, 2011. Merrill Lynch has also entered into agreements with providers of market data, communications, systems consulting, and other office-related services. At December 31, 2012 and December 31, 2011, minimum fee commitments over the remaining life of these agreements totaled $1.2 billion and $1.5 billion, respectively. Other purchasing commitments amounted to $0.8 billion and $1.0 billion at December 31, 2012 and December 31, 2011, respectively. In addition, Merrill Lynch had commitments to purchase partnership interests, primarily related to private equity and principal investing activities, at December 31, 2012 and December 31, 2011 of $0.1 billion and $0.3 billion, respectively.
In the normal course of business, Merrill Lynch enters into commitments for underwriting transactions. Settlement of these transactions as of December 31, 2012 would not have a material effect on the Consolidated Balance Sheet of Merrill Lynch.
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

At December 31, 2012, future non-cancelable minimum rental commitments are as follows:

(dollars in millions)	Total
2013	$736
2014	506
2015	445
2016	388
2017	305
2018 and thereafter	759
Total	$3,139

Net rent expense for each of the last three years is presented below:

(dollars in millions)
	Year Ended December 31,
	2012	2011	2010
Rent expense	$752	$821	$838
Sublease revenue	(89)	(98)	(137)
Net rent expense	$663	$723	$701

Guarantees
Merrill Lynch issues various guarantees to counterparties in connection with certain transactions. Merrill Lynch’s guarantee arrangements and their expiration at December 31, 2012 are summarized as follows (see Note 6 for information related to derivative financial instruments within the scope of Guarantees Accounting):

(dollars in millions)
		Expiration
	Maximum Payout	Less than 1 year	1-3 years	3-5 years	Over 5 years	Carrying Value
Standby liquidity facilities	$125	$106	$—	$3	$16	$—
Residual value guarantees	320	320	—	—	—	—
Standby letters of credit and other guarantees	491	333	112	37	9	—
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
Residual Value Guarantees
At December 31, 2012, residual value guarantees of $320 million consist of amounts associated with certain power plant facilities. Payments under these guarantees would only be required if the fair value of such assets declined below their guaranteed value. As of December 31, 2012, no payments have been made under these guarantees and the carrying value of the associated liabilities was not material, as (i) Merrill Lynch believes that the estimated fair value of such assets was in excess of their guaranteed value and/or (ii) there is a very remote risk of future payment pursuant to the remaining contractual provisions.
Standby Letters of Credit
At December 31, 2012, Merrill Lynch provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $0.5 billion. Payment risk is evaluated based upon historical payment activity.

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

Subject to the requirements and limitations of the applicable sales and securitization agreements, these representations and warranties can be enforced by the GSEs, the whole-loan investor, the securitization trustee, or others as governed by the applicable agreement or, in a limited number of first-lien and home equity securitizations where monoline insurers have insured all or some of the securities issued, by the monoline insurer, where the contract so provides. In the case of loans sold to parties other than the GSEs, the contractual liability to repurchase typically arises only if there is a breach of the representations and warranties that materially and adversely affects the interest of the investor, or investors, or of the monoline insurer (as applicable) in the loan. Contracts with the GSEs do not contain equivalent language. Merrill Lynch believes that the longer a loan performs prior to default, the less likely it is that an alleged underwriting breach of representations and warranties would have a material impact on the loan's performance. Historically, most demands for repurchase have occurred within the first several years after origination, generally after a loan has defaulted.

Merrill Lynch's credit loss would be reduced by any recourse it may have to originators (e.g., correspondents) that, in turn, had sold such loans to Merrill Lynch based upon its agreements with these originators. When a loan is originated by a correspondent or other third party, Merrill Lynch typically has the right to seek a recovery of related repurchase losses from that originator. Many of the correspondent originators of loans in 2004 through 2008 are no longer in business, or are in a weakened condition, and Merrill Lynch's ability to recover on valid claims is therefore impacted, or eliminated accordingly.

The fair value of the obligations to be absorbed under the representations and warranties provided is recorded as an accrued liability when the loans are sold. This liability for probable losses is updated by accruing a representations and warranties provision in Non-interest expenses on the Consolidated Statements of Earnings (Loss). This is done throughout the life of the loans, as necessary, when additional relevant information becomes available.

The estimate of the liability for representations and warranties exposures, and the corresponding estimated range of possible loss, is based upon currently available information, significant judgment, and a number of factors, including those discussed under "Liability for Representations and Warrranties" in this Note, that are subject to change. Changes to any one of these factors could significantly impact the estimate of the liability and could have a material adverse impact on Merrill Lynch's results of operations for any particular period. Given that these factors vary by counterparty, Merrill Lynch analyzes representations and warranties obligations based on the specific counterparty, or type of counterparty, with whom the sale was made.

Settlement Actions

Merrill Lynch has vigorously contested any request for repurchase when it concludes that a valid basis for repurchase does not exist and will continue to do so in the future. Merrill Lynch may reach settlements in the future if opportunities arise on terms it believes to be advantageous.

Bank of America's settlement (the “BNY Mellon Settlement”) with the Bank of New York Mellon, as trustee (the “Trustee”), is subject to final court approval and certain other conditions. On August 10, 2012, the court issued an order setting a schedule for discovery and other proceedings, and setting May 2, 2013 as the date for the final court hearing on the settlement to begin. Bank of America and Merrill Lynch are not parties to the proceeding. If final court approval is not obtained by December 31, 2015, Bank of America may withdraw from the BNY Mellon Settlement, if the Trustee consents. The BNY Mellon Settlement also provides that if trusts among the 525 first-lien and five second-lien non-GSE securitization trusts holding loans with an unpaid principal balance exceeding a specified amount are excluded from the final BNY Mellon Settlement, based on investor objections or otherwise, Bank of America has the option to withdraw from the BNY Mellon Settlement pursuant to the terms of the BNY Mellon Settlement agreement.

It is not currently possible to predict how many parties will ultimately object to the BNY Mellon Settlement, whether the objections will prevent receipt of final court approval or the ultimate outcome of the court approval process, which can include appeals and could take a substantial period of time. In particular, conduct of discovery and the resolution of the objections to the settlement and any appeals could take a substantial period of time and these factors could materially delay the timing of final court approval. Accordingly, it is not possible to predict when the court approval process will be completed.

There can be no assurance that final court approval of the BNY Mellon Settlement will be obtained, that all conditions to the BNY Mellon Settlement will be satisfied or, if certain conditions to the BNY Mellon Settlement permitting withdrawal are met, that Bank of America will not withdraw from the settlement. If final court approval is not obtained or if Bank of America withdraws from the BNY Mellon Settlement in accordance with its terms, Merrill Lynch's future representations and warranties losses could be substantially different than existing accruals and the estimated range of possible loss over existing accruals.

Unresolved Repurchase Claims

Unresolved representations and warranties repurchase claims represent the notional amount of repurchase claims made by counterparties, typically the outstanding principal balance or the unpaid principal balance at the time of default. In the case of first-lien mortgages, this amount is often significantly greater than the expected loss amount due to the benefit of collateral and, in some cases, mortgage insurance or mortgage guarantee payments. Claims received from a counterparty remain outstanding until the underlying loan is repurchased, the claim is rescinded by the counterparty, or the claim is otherwise resolved.

The notional amount of unresolved repurchase claims from private-label securitization trustees, whole-loan investors and others increased to $5.8 billion at December 31, 2012 compared with $1.1 billion at December 31, 2011. The increase in the notional amount of unresolved repurchase claims is primarily due to increases in submissions of claims by private-label securitization trustees; the level of detail, support and analysis impacting overall claim quality, and, therefore, claims resolution; and the lack of an established process to resolve disputes related to these claims. Merrill Lynch anticipated an increase in aggregate non-GSE claims at the time of the BNY Mellon Settlement in June 2011, and such increase in aggregate non-GSE claims was taken into consideration in developing the increase in Merrill Lynch's representations and warranties liability at that time. Although recent claims activity has been lower than anticipated, Merrill Lynch expects unresolved repurchase claims related to private-label securitizations to continue to increase as claims continue to be submitted by private-label securitization trustees, and there is not an established process for the ultimate resolution of claims on which there is a disagreement.

The table below presents unresolved representations and warranties claims by counterparty at December 31, 2012 and December 31, 2011. The unresolved repurchase claims include only claims where Merrill Lynch believes that the counterparty has a basis to submit claims. During the year ended December 31, 2012, Merrill Lynch received $4.8 billion of new repurchase claims, which consists of approximately $4.7 billion from private-label securitization trustees, $54 million from GSEs, $22 million from whole-loan investors and $17 million from monoline investors.

Unresolved Repurchase Claims by Counterparty

(dollars in millions)
	December 31,
	2012	2011
GSEs	$93	$65
Monoline	147	136
Whole-loan investors, private-label securitization trustees and other	5,805	1,101
Total	$6,045	$1,302

Of the $6,045 million of total unresolved repurchase claims as of December 31, 2012, Merrill Lynch believes that for $4,922 million, a valid defect has not been identified which would constitute an actionable breach of representations and warranties. The remaining $1,123 million of claims are in the process of review. When a claim has been denied and there has not been communication with the counterparty for six months, Merrill Lynch views these claims as inactive; however, they remain in the unresolved repurchase claims balance until resolution.

In addition to the total unresolved repurchase claims above, there are $1.3 billion in repurchase demands outstanding from a master servicer where Merrill Lynch believes the claimant has not satisfied the contractual thresholds to direct the securitization trustee to take action and/or that these demands are otherwise procedurally or substantively invalid. Merrill Lynch does not believe the $1.3 billion in demands received are valid repurchase claims, and therefore, it is not possible to predict the resolution with respect to such demands.

Cash Settlements

As presented in the table below, during the year ended December 31, 2012, Merrill Lynch paid $73 million to resolve $73 million of repurchase claims through repurchase or reimbursement to investors or securitization trusts for losses they incurred, resulting in a loss on the related loans at the time of repurchase or reimbursement of $62 million. During the year ended December 31, 2011, Merrill Lynch paid $58 million to resolve $62 million of repurchase claims through repurchase or reimbursement to investors or securitization trusts for losses they incurred, resulting in a loss on the related loans at the time of repurchase or reimbursement of $48 million. Cash paid for loan repurchases includes the unpaid principal balance of the loan plus past due interest. The amount of loss for loan repurchases is reduced by the fair value of the underlying loan collateral. The repurchase of loans and indemnification payments related to repurchase claims generally resulted from material breaches of representations and warranties related to the loans' material compliance with the applicable underwriting standards, including borrower misrepresentation, credit exceptions without sufficient compensating factors and non-compliance with underwriting procedures. The actual representations and warranties made in a sales transaction and the resulting repurchase and indemnification activity can vary by transaction or investor. A direct relationship between the type of defect that causes the breach of representations and warranties and the severity of the realized loss has not been observed.

(dollars in millions)
	Year Ended December 31,
	2012	2011
Claims resolved (1)	$73	$62

Repurchases	14	12
Indemnification payments	59	46
Total payments	$73	$58
(1) Represents unpaid principal balance.

Liability for Representations and Warranties

The liability for representations and warranties is included in Interest and other payables on the Consolidated Balance Sheets, and the related provision is included in Non-interest expenses on the Consolidated Statements of Earnings (Loss). The liability for representations and warranties is established when those obligations are both probable and reasonably estimable.

Merrill Lynch's estimated liability at December 31, 2012 for representations and warranties exposures and the corresponding range of possible loss considers, and is necessarily dependent on and limited by, a number of factors, including, depending on the counterparty, actual defaults, projected future defaults, historical loss experience, estimated home prices, other economic conditions, estimated probability that a repurchase claim will be received, including consideration of whether presentation thresholds will be met, number of payments made by the borrower prior to default and estimated probability that a loan will be required to be repurchased as well as other relevant facts and circumstances, such as bulk settlements, including those of its affiliates, and identity of the counterparty or type of counterparty, as Merrill Lynch believes appropriate.

Merrill Lynch's estimate of the non-GSE representations and warranties liability and the corresponding estimated range of possible loss considers, among other things, repurchase experience based on the BNY Mellon Settlement, and assumes that the conditions to the BNY Mellon Settlement will be satisfied and also takes into account more recent experience, such as claims and file requests, where relevant. Since the non-GSE securitization trusts that were included in the BNY Mellon Settlement differ from those that were not included in the BNY Mellon Settlement, Merrill Lynch adjusted the repurchase experience implied in the settlement in order to determine the estimated representations and warranties liability and the corresponding range of possible loss. The judgmental adjustments made include consideration of the differences in the mix of products in the securitizations, loan originator, likelihood of claims expected, the differences in the number of payments that the borrower has made prior to default, and the sponsor of the securitization. Where relevant, Merrill Lynch also takes into account more recent experience, such as increased claims and other facts and circumstances, such as bulk settlements, as Merrill Lynch believes appropriate.

Additional factors that impact the non-GSE representations and warranties liability and the portion of the estimated range of possible loss corresponding to non-GSE representations and warranties exposures include: (1) contractual material adverse effect requirements; (2) the representations and warranties provided; and (3) the requirement to meet certain presentation thresholds. The first factor is based on Merrill Lynch's belief that a non-GSE contractual liability to repurchase a loan generally arises only if the counterparties prove there is a breach of representations and warranties that materially and adversely affects the interest of the investor or all investors, or of the monoline insurer or other financial guarantor (as applicable), in a securitization trust, and accordingly, Merrill Lynch believes that the repurchase claimants must prove that the alleged representations and warranties breach was the cause of the loss. The second factor is based on the differences in the types of representations and warranties given in non-GSE securitizations from those provided to the GSEs. Merrill Lynch believes the non-GSE securitizations' representations and warranties are less rigorous and actionable than the explicit provisions of comparable agreements with the GSEs without regard to any variations that may have arisen as a result of dealings with the GSEs. The third factor is related to certain presentation thresholds that need to be met in order for any repurchase claim to be asserted on the initiative of investors under the non-GSE agreements. A securitization trustee may investigate or demand repurchase on its own action, and most agreements contain a presentation threshold, for example, 25% of the voting rights per trust, that allows investors to declare a servicing event of default under certain circumstances or to request certain action, such as requesting loan files, that the trustee may choose to accept and follow, exempt from liability, provided the trustee is acting in good faith. If there is an uncured servicing event of default and the trustee fails to bring suit during a 60-day period, then, under most agreements, investors may file suit. In addition to this, most agreements also allow investors to direct the securitization trustee to investigate loan files or demand the repurchase of loans, if security holders hold a specified percentage, for example, 25%, of the voting rights of each tranche of the outstanding securities.

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

The table below presents a rollforward of the liability for representations and warranties and includes the provisions for representations and warranties exposures recorded in the years ended December 31, 2012 and December 31, 2011.

(dollars in millions)
	Year Ended December 31
	2012	2011
Balance, beginning of period	$2,847	$213
Charge-offs	(82)	(97)
Provision	(754)	2,731
Balance, end of period	$2,011	$2,847

As a result of the BNY Mellon Settlement in the second quarter of 2011, Merrill Lynch determined that it had sufficient experience to record a liability of $2.7 billion in that period related to its exposure on certain private-label securitizations. Recent levels of claims and file requests with certain counterparties have been less than originally anticipated and, as a result, Merrill Lynch recorded a reduction to non-interest expenses of $754 million in the year ended December 31, 2012 that lowered the liability for representations and warranties exposures, as a portion of the loss was no longer deemed probable. The estimate of the liability for representations and warranties is based on currently available information, significant judgment and a number of other factors that are subject to change. Changes to any one of these factors could significantly impact the estimate of the liability and could have a material adverse impact on our results of operations for any particular period.

Estimated Range of Possible Loss

The representations and warranties liability represents Merrill Lynch's best estimate of probable incurred losses as of December 31, 2012. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. In addition, the BNY Mellon Settlement did not provide sufficient experience related to certain private-label securitizations sponsored by whole-loan investors. As it relates to certain private-label securitizations sponsored by whole-loan investors and certain whole loan sales, it is not possible to determine whether a loss has occurred or is probable and, therefore, no representations and warranties liability has been recorded in connection with these transactions.

Merrill Lynch currently estimates that the range of possible loss for representations and warranties exposures, consisting primarily of non-GSE exposures, could be up to $1.1 billion over accruals at December 31, 2012, an increase of $0.6 billion from December 31, 2011. The increase in the range of possible loss was primarily attributable to the reduction in Merrill Lynch's liability for representations and warranties exposures discussed above. The estimated range of possible loss related to these representations and warranties exposures does not represent a probable loss and is based on currently available information, significant judgment, and a number of assumptions, including those set forth below, that are subject to change.

Future provisions and/or ranges of possible loss for representations and warranties may be significantly impacted if actual experiences are different from Merrill Lynch's assumptions in its predictive models, including, without limitation, the ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, economic conditions, estimated home prices, consumer and counterparty behavior, and a variety of other judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or this estimated range of possible loss. For example, if courts, in the context of claims brought by private-label securitization trustees, were to disagree with Merrill Lynch's interpretation that the underlying agreements require a claimant to prove that the representations and warranties breach was the cause of the loss, it could significantly impact the estimated range of possible loss.

Additionally, if recent court rulings related to monoline litigation, including one related to an affiliate of Merrill Lynch, that have allowed sampling of loan files instead of requiring a loan-by-loan review to determine if a representations and warranties breach has occurred are followed generally by the courts in other monoline litigation, private-label securitization counterparties may view litigation as a more attractive alternative compared to a loan-by-loan review. Finally, although Merrill Lynch believes that the representations and warranties typically given in non-GSE transactions are less rigorous and actionable than those given in GSE transactions, Merrill Lynch does not have significant experience resolving loan-level claims in non-GSE transactions to measure the impact of these differences on the probability that a loan will be required to be repurchased.

The liability for representations and warranties exposures and the corresponding estimated range of possible loss do not consider any losses related to litigation matters disclosed herein, nor do they include any potential securities law or fraud claims or potential indemnity or other claims against Merrill Lynch. Merrill Lynch is not able to reasonably estimate the amount of any possible loss with respect to any such securities law, fraud or other claims against Merrill Lynch, except to the extent reflected in the aggregate range of possible loss for litigation and regulatory matters disclosed herein; however, such loss could be material.

Whole Loan Sales and Private-label Securitizations Experience

The majority of repurchase claims that Merrill Lynch has received are from private-label securitization trustees or whole-loan investors on loans sold by ML & Co.'s subsidiary, First Franklin. Merrill Lynch provided representations and warranties, and the whole-loan investors may retain those rights even when the loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. Merrill Lynch reviews properly presented repurchase claims for these whole loans on a loan-by-loan basis. If, after Merrill Lynch's review, it does not believe a claim is valid, it will deny the claim and generally indicate a reason for the denial. When the counterparty agrees with Merrill Lynch's denial of the claim, the counterparty may rescind the claim. When there is disagreement as to the resolution of the claim, meaningful dialogue and negotiation between the parties are generally necessary to reach a resolution on an individual claim. Generally, a whole-loan investor is engaged in the repurchase process and Merrill Lynch and the whole-loan investor reach resolution, either through loan-by-loan negotiation or at times, through a bulk settlement. Although the timeline for resolution varies, once an actionable breach is identified on a given loan, settlement is generally reached as to that loan within 60 to 90 days. When a claim has been denied and Merrill Lynch does not have communication with the counterparty for six months, Merrill Lynch views these claims as inactive; however, they remain in the unresolved repurchase claims balance until resolution.

In private-label securitizations, certain presentation thresholds need to be met in order for investors to direct a trustee to bring repurchase claims. Merrill Lynch and its affiliates have had limited experience with loan-level private-label securitization repurchases as the number of valid repurchase claims received has been limited. In the year ended December 31, 2011, Merrill Lynch received $665 million of new repurchase claims from whole-loan and private-label securitization investors, predominately from private-label securitization trustees received in the fourth quarter of 2011. In the year ended December 31, 2012, Merrill Lynch received $4.7 billion of new repurchase claims, primarily from private-label securitization trustees. Over time, there has been an increase in requests for loan files from certain private-label securitization trustees. Merrill Lynch believes it is likely that these requests will lead to a continued increase in repurchase claims from private-label securitization trustees with standing to bring such claims. The representations and warranties, as governed by the private-label securitization agreements, generally require that counterparties have the ability to both assert a claim and actually prove that a loan has an actionable defect under the applicable contracts. While Merrill Lynch believes the agreements for private-label securitizations generally contain less rigorous representations and warranties and place higher burdens on investors seeking repurchases than the explicit provisions of comparable agreements with the GSEs, without regard to any variations that may have arisen as a result of dealing with the GSEs, the agreements generally include a representation that underwriting practices were prudent and customary. In the case of private-label securitization trustees, there is currently no established process in place for the parties to reach a conclusion on an individual loan if there is a disagreement on the resolution of the claim.
As of December 31, 2012, the notional amount of unresolved repurchase claims submitted by private-label securitization trustees or whole-loan investors was $5,805 million. Merrill Lynch has performed an initial review with respect to $4,696 million of these claims and does not believe a valid basis for repurchase has been established by the claimant, and is still in the process of reviewing the remaining $1,109 million of these claims.
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

The Bank of America Corporation Corporate Benefits Committee has overall responsibility for the administration of all of Merrill Lynch's employee benefit plans. Merrill Lynch continues as the plan sponsor.

Bank of America maintains certain qualified defined benefit and defined contribution plans covering eligible employees. Eligible Merrill Lynch employees newly hired on or after January 1, 2010 participate in the Bank of America plans with certain exceptions. In connection with a redesign of its retirement plans, Bank of America amended its qualified defined benefit plans to freeze benefits earned effective June 30, 2012. Bank of America will continue to offer retirement benefits through its defined contribution plans. Employees of certain non-U.S. subsidiaries continue to participate in the various local plans.

Merrill Lynch accounts for its defined benefit pension plans and postretirement benefit plans in accordance with ASC 715-20-50, Compensation-Retirement Benefits, Defined Benefit Plans-General (“Defined Benefit Plan Accounting”). Postemployment benefits are accounted for in accordance with ASC 712, Compensation-Nonretirement Postemployment Benefits.

Defined Benefit Plan Accounting requires the recognition of a plan's overfunded or underfunded status as an asset or liability, measured as the difference between the fair value of plan assets and the benefit obligation, with an offsetting adjustment to accumulated other comprehensive (loss) income. Defined Benefit Plan Accounting also requires the determination of the fair values of a plan's assets at a company's year-end and recognition of actuarial gains and losses, prior service costs or credits, and transition assets and obligations as a component of accumulated other comprehensive (loss) income.
Defined Contribution Pension Plans

Merrill Lynch sponsors U.S. defined contribution pension plans previously consisting of the Retirement Accumulation Plan (“RAP”), the Employee Stock Ownership Plan (“ESOP”), and the 401(k) Savings & Investment Plan (“SIP”). During 2012 these plans were merged, with the SIP being the successor plan. The Merrill Lynch SIP is closed to new participants with certain exceptions. Beginning July 1, 2012, an additional annual company contribution was made to the SIP and certain of the Bank of America defined contribution plans. Merrill Lynch also receives an allocation of the cost of benefits for employees participating in Bank of America defined contribution plans as described above. Merrill Lynch also has various non-U.S. defined contribution pension plans. The costs of benefits under the U.S. and non-U.S. plans are expensed during the related service period.

Merrill Lynch contributed approximately $305 million, $240 million and $228 million in the years ended December 31, 2012, 2011 and 2010, respectively, in cash to the U.S. defined contribution pension plans. Merrill Lynch contributed approximately $90 million, $97 million and $81 million in the years ended December 31, 2012, 2011 and 2010, respectively, in cash to the non-U.S. defined contribution pension plans.
Defined Benefit Pension Plans

Merrill Lynch previously purchased an annuity contract that guarantees the payment of benefits vested under a U.S. defined benefit pension plan that was terminated (the “U.S. terminated pension plan”) in accordance with the applicable provisions of ERISA. At December 31, 2012 and 2011, a substantial portion of the assets supporting the annuity contract were invested in U.S. Government and agency securities. Merrill Lynch, under a supplemental agreement, may be responsible for, or benefit from, actual experience and investment performance of the annuity assets. Merrill Lynch made no contribution under this agreement in 2012, 2011 or 2010. Contributions may be required in the future under this agreement. Merrill Lynch also maintains supplemental defined benefit pension plans (i.e., plans not subject to Title IV of ERISA) for certain U.S. participants. Merrill Lynch expects to pay $1 million of benefit payments to participants in the U.S. non-qualified pension plans in 2013. Merrill Lynch also receives an allocation of the cost of benefits for employees participating in Bank of America defined benefit plans as described above. Expenses allocated to Merrill Lynch for Bank of America defined benefit plans were not material for the years ended December 31, 2012, 2011 and 2010.

Employees of certain non-U.S. subsidiaries participate in various local defined benefit pension plans. These plans provide benefits that are generally based on years of credited service and a percentage of the employee's eligible compensation during the final years of employment. Merrill Lynch's funding policy has been to contribute annually at least the amount necessary to satisfy local funding standards. Merrill Lynch currently expects to contribute $82 million to its non-U.S. pension plans in 2013.
Postretirement Benefits Other Than Pensions

Health insurance benefits are provided to eligible retired employees and dependents through Bank of America sponsored plans. The plans cover substantially all U.S. employees who have met age and service requirements. The health care coverage is contributory, with certain retiree contributions adjusted periodically. The accounting for costs of health care benefits for most eligible employees anticipates future changes in cost-sharing provisions. Merrill Lynch also sponsors similar plans that provide health care benefits to eligible retired employees of certain non-U.S. subsidiaries. As of December 31, 2012 and 2011, none of these plans had been funded. Merrill Lynch currently expects to pay $19 million of benefit payments to participants in these plans in 2013.

Merrill Lynch Defined Benefit Pension and Postretirement Plans

The following table provides a summary of the changes in the fair value of plan assets, projected benefit obligation and funded status for the years ended December 31, 2012 and December 31, 2011, and amounts recognized in the Consolidated Balance Sheets at December 31, 2012 and 2011 for Merrill Lynch's U.S. and non-U.S. defined benefit pension and postretirement benefit plans.

(dollars in millions)
	U.S. Defined Benefit Pension Plans		Non-U.S. Defined Benefit Pension Plans(1)		Total Defined Benefit Pension Plans		Postretirement Plans(2)
	2012	2011	2012	2011	2012	2011	2012	2011
Change in fair value of plan assets
Fair value, January 1	$3,059	$2,687	$1,768	$1,472	$4,827	$4,159	$—	$—
Actual return on plan assets	126	493	94	264	220	757	—	—
Contributions	1	1	127	89	128	90	17	11
Benefits paid	(125)	(122)	(64)	(52)	(189)	(174)	(17)	(11)
Plan transfers(3)	—	—	—	10	—	10	—	—
Foreign currency exchange rate changes	—	—	78	(15)	78	(15)	—	—
Fair value, December 31	3,061	3,059	2,003	1,768	5,064	4,827	—	—
Change in projected benefit obligation
Projected benefit obligation, January 1	1,970	1,885	1,672	1,624	3,642	3,509	312	315
Service cost	—	—	38	40	38	40	4	4
Interest cost	90	96	82	84	172	180	14	15
Plan participant contributions	—	—	3	3	3	3	—	—
Plan amendments	—	—	2	2	2	2	—	(21)
Actuarial loss (gain)	225	111	267	(36)	492	75	(24)	10
Benefits paid	(125)	(122)	(64)	(52)	(189)	(174)	(17)	(11)
Plan transfers(3)	—	—	—	15	—	15	—	—
Foreign currency exchange rate changes	—	—	69	(8)	69	(8)	1	—
Projected benefit obligation, December 31	2,160	1,970	2,069	1,672	4,229	3,642	290	312
Amount recognized, December 31	$901	$1,089	$(66)	$96	$835	$1,185	$(290)	$(312)
Funded status, December 31	$901	$1,089	$(66)	$96	$835	$1,185	$(290)	$(312)
Weighted average assumptions, December 31
Discount rate	3.8%	4.7%	4.2%	4.8%			3.7%	4.7%
Rate of compensation increase	N/A	N/A	4.4	4.5			N/A	N/A
Healthcare cost trend rates:(4)
Initial	N/A	N/A	N/A	N/A			7.5	8.0
Long-term	N/A	N/A	N/A	N/A			5.0	5.0

(1)	Primarily represents the U.K. pension plan, which accounts for 83% of the fair value of plan assets and 70% of the benefit obligation at December 31, 2012.

(2)	Approximately 92% of the postretirement benefit obligation at December 31, 2012 relates to the U.S. postretirement plan.

(3)	Plan transfers resulted from employee transfers to and from Merrill Lynch and non-Merrill Lynch subsidiaries of Bank of America.

(4)	The healthcare cost trend rate is assumed to decrease gradually through 2019 and remain constant thereafter.
N/A Not applicable
The accumulated benefit obligation (“ABO”) for all defined benefit pension plans was $4.1 billion and $3.6 billion at December 31, 2012 and 2011, respectively.

Amounts recognized in the Consolidated Balance Sheets at December 31, 2012 and 2011, were as follows:

(dollars in millions)
	U.S. Defined Benefit Pension Plans		Non-U.S. Defined Benefit Pension Plans		Total Defined Benefit Pension Plans		Postretirement Plans
	2012	2011	2012	2011	2012	2011	2012	2011
Other assets	$908	$1,096	$202	$318	$1,110	$1,414	$—	$—
Accrued expenses and other liabilities	(7)	(7)	(268)	(222)	(275)	(229)	(290)	(312)
Net amount recognized at December 31	$901	$1,089	$(66)	$96	$835	$1,185	$(290)	$(312)

The projected benefit obligation (“PBO”), ABO, and fair value of plan assets for pension plans with ABO and PBO in excess of plan assets as of December 31, 2012 and 2011 are presented in the table below. These plans primarily represent U.S. supplemental plans not subject to ERISA or non-U.S. plans where funding strategies vary due to legal requirements and local practices.

(dollars in millions)
	U.S. Defined Benefit Pension Plans		Non-U.S. Defined Benefit Pension Plans		Total Defined Benefit Pension Plans
	2012	2011	2012	2011	2012	2011
Plans with ABO in excess of plan assets
PBO	$7	$7	$605	$512	$612	$519
ABO	7	7	570	482	577	489
Fair value of plan assets	—	—	337	289	337	289
Plans with PBO in excess of plan assets
PBO	$7	$7	$618	$512	$625	$519
Fair value of plan assets	—	—	350	289	350	289
Amounts recognized in accumulated other comprehensive loss, pre-tax, at December 31, 2012 consisted of:

(dollars in millions)
	U.S. Defined Benefit Pension Plans	Non-U.S. Defined Benefit Pension Plans	Total Defined Benefit Pension Plans	Postretirement Plans
Actuarial loss (gain)	$804	$105	$909	$(10)
Prior service cost	—	4	4	28
Total	$804	$109	$913	$18

Total pension plan net periodic benefit (income) cost for the years ended December 31, 2012, 2011 and 2010 included the following components:

(dollars in millions)
	U.S. Pension			Non-U.S. Pension			Total Pension
	Plans			Plans			Plans
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Components of net periodic benefit (income) cost
Service cost(1)	$—	$—	$—	$38	$40	$30	$38	$40	$30
Interest cost	90	96	101	82	84	79	172	180	180
Expected return on plan assets	(152)	(141)	(138)	(124)	(104)	(88)	(276)	(245)	(226)
Amortization of losses, prior service costs and other	2	5	5	(9)	—	—	(7)	5	5
Net periodic benefit (income) cost	$(60)	$(40)	$(32)	$(13)	$20	$21	$(73)	$(20)	$(11)
Weighted average assumptions used to determine net cost for years ended December 31
Discount rate	4.7%	5.3%	5.8%	4.8%	5.3%	5.4%
Expected return on plan assets	5.3	5.3	5.3	6.8	6.8	6.8
Rate of compensation increase	N/A	N/A	N/A	4.5	4.9	4.7

(1)	The U.S. plan was terminated in 1988 and thus does not incur service costs.
N/A Not applicable
Total postretirement plan net periodic benefit cost for the years ended December 31, 2012, 2011 and 2010 included the following components:

(dollars in millions)
	Postretirement
	Plans
	2012	2011	2010
Components of net periodic benefit cost
Service cost	$4	$4	$3
Interest cost	14	15	17
Amortization of losses, prior service
costs and other	7	8	10
Net periodic benefit cost	$25	$27	$30
Weighted average assumptions used to determine net cost for years ended December 31
Discount rate	4.7%	5.2%	5.8%
Healthcare cost trend rates:
Initial	7.5	7.6	8.1
Long-term	5.0	5.0	5.0

The net actuarial losses represent changes in the amount of either the projected benefit obligation or plan assets resulting from actual experience being different than that assumed and from changes in assumptions. Gains and losses for all benefits except the postretirement plans are recognized in accordance with standard amortization provisions of the applicable accounting standards. For the postretirement plans, 50% of the unrecognized gain or loss at the beginning of the fiscal year (or at subsequent remeasurement) is recognized on a level basis during the year. The estimated net actuarial gain for the postretirement plans that will be recorded into income over the next fiscal year is approximately $5 million. The estimated net actuarial loss for the defined benefit pension plans that will be recorded into expense over the next fiscal year is approximately $15 million.
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

The expected return on plan assets assumption was developed through analysis of historical market and asset returns, historical asset class volatility and correlations, current market conditions, anticipated future asset allocations, and expectations on potential future market returns. The expected return on plan assets assumption represents a long-term view of the assets in the defined benefit pension plans, a return that may or may not be achieved during one calendar year. The U.S. terminated pension plan, which represents approximately 60% of Merrill Lynch's total pension plan assets as of December 31, 2012, is solely invested in a group annuity contract which is currently 100% invested in fixed income securities. The expected return on plan assets assumption on the non-U.S. pension plans reflects the weighted average long-term return assumption across all funded non-U.S. Plans. Although Merrill Lynch's pension and postretirement benefit plans can be sensitive to changes in the discount rate, it is expected that a 25 basis point rate reduction would not have a material impact on the U.S. or the non-U.S. defined benefit plan expenses for 2013. Such a change would increase the U.S. and non-U.S. defined benefit plan obligations at December 31, 2012 by $60 million and $93 million, respectively. A 25 basis point decline in the expected rate of return for the U.S. defined benefit pension plan and the non-U.S. pension plans would result in an expense increase for 2013 of approximately $7 million and $5 million, respectively.

A one percent change in the assumed healthcare cost trend rate would have the following effects on the amounts reported for the postretirement plans:

(dollars in millions)
	1% Increase		1% Decrease
	2012	2011	2012	2011
Effect on:
Other postretirement benefits cost	$2	$2	$(2)	$(2)
Accumulated benefit obligation	31	29	(26)	(25)
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

The assets of the U.K. pension plan are invested so that the benefits promised to members are provided, considering the nature and the duration of the plan's liabilities. The current planned investment strategy was set following an asset-liability study and advice from the Trustees' investment advisors. The asset allocation strategy selected is designed to achieve a higher return than the lowest risk strategy while maintaining a prudent approach to meeting the plan's liabilities. As a risk control measure, a series of interest rate and inflation risk swaps have been executed covering all of the plan's assets.

The pension plan target allocations for 2013 by asset category are shown below. The Merrill Lynch postretirement benefit plans are not funded and do not hold assets for investment.

Defined Benefit Pension Plans
	U.S. Plan	Non-U.S. Plans
2013 Target Allocation
Debt securities	100%	20-65%
Equity securities	—	10-60%
Real estate	—	0-15%
Other(1)	—	5-40%

(1)	Other consists primarily of alternative investments, private equity investments, swaps and real property.
Fair Value Measurements
For information on fair value measurements, including descriptions of Level 1, 2, and 3 of the fair value hierarchy and the valuation methods employed by Merrill Lynch, see Note 1 and Note 4.

Plan assets measured at fair value by level and in total at December 31, 2012 and 2011 are summarized in the tables below:

(dollars in millions)
	December 31, 2012
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Cash and short-term investments
Money market and interest bearing cash	$482	$—	$—	$482
Fixed Income
U.S. Government and government agency obligations	164	2,018	13	2,195
Corporate debt securities	—	136	—	136
Asset-backed securities	—	667	—	667
Non-U.S. debt securities	32	214	—	246
Fixed income commingled/mutual funds	52	118	—	170
Equity
Common and preferred equity securities	147	—	—	147
Equity commingled/mutual funds	31	201	—	232
Real estate commingled/mutual funds	—	10	126	136
Limited partnerships	—	5	175	180
Other investments(1)	1	472	—	473
Total plan investment assets, at fair value	$909	$3,841	$314	$5,064

(1)	Other investments includes swaps of $311 million, commodity and balanced funds of $158 million, and various other investments of $4 million.

(dollars in millions)
	December 31, 2011
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Cash and short-term investments
Money market and interest bearing cash	$190	$—	$—	$190
Fixed Income
U.S. Government and government agency obligations	432	2,085	13	2,530
Corporate debt securities	—	132	—	132
Asset-backed securities	—	399	—	399
Non-U.S. debt securities	20	153	—	173
Fixed income commingled/mutual funds	46	104	—	150
Equity
Common and preferred equity securities	84	—	—	84
Equity commingled/mutual funds	28	327	—	355
Real estate commingled/mutual funds	—	11	69	80
Limited partnerships	—	5	176	181
Other investments(1)	—	553	—	553
Total plan investment assets, at fair value	$800	$3,769	$258	$4,827

(1)	Other investments includes swaps of $465 million and commodity and balanced funds of $88 million.
The tables below presents a reconciliation of all plan assets measured at fair value using significant unobservable inputs (Level 3) during the years ended December 31, 2012, 2011 and 2010.

(dollars in millions)
Year Ended December 31, 2012
	Balance January 1, 2012	Actual Return on Plan Assets Still Held at the Reporting Date	Purchases	Sales and Settlements	Transfers Into/(Out of) Level 3	Balance December 31, 2012
U.S. Government and government agency securities	$13	$—	$—	$—	$—	$13
Real estate commingled/mutual funds	69	1	56	—	—	126
Limited partnerships	176	4	10	(15)	—	175
Totals	$258	$5	$66	$(15)	$—	$314

(dollars in millions)
Year Ended December 31, 2011
	Balance January 1, 2011	Actual Return on Plan Assets Still Held at the Reporting Date	Purchases	Sales and Settlements	Transfers Into/(Out of) Level 3	Balance December 31, 2011
U.S. Government and government agency securities	$14	$(1)	$—	$—	$—	$13
Real estate commingled/mutual funds	65	1	4	(1)	—	69
Limited partnerships	175	(7)	13	(5)	—	176
Totals	$254	$(7)	$17	$(6)	$—	$258

(dollars in millions)
Year Ended December 31, 2010
	Balance January 1, 2010	Actual Return on Plan Assets Still Held at the Reporting Date	Purchases	Sales and Settlements	Transfers Into/(Out of) Level 3	Balance December 31, 2010
U.S. Government and government agency securities	$—	$—	$—	$—	$14	$14
Real estate commingled/mutual funds	45	(5)	25	—	—	65
Limited partnerships	111	10	2	—	52	175
Other investments	110	—	—	—	(110)	—
Totals	$266	$5	$27	$—	$(44)	$254

Estimated Future Benefit Payments
Expected benefit payments associated with Merrill Lynch’s defined benefit pension and postretirement plans for the next five years and in the aggregate for the five years thereafter are as follows:

(dollars in millions)
	Defined Benefit Pension Plans			Postretirement Plans(3)
	U.S.(1)	Non-U.S.(2)	Total	Gross Payments	Medicare Subsidy	Net Payments
2013	$132	$50	$182	$22	$(3)	$19
2014	141	53	194	23	(3)	20
2015	143	54	197	23	(3)	20
2016	145	58	203	24	(4)	20
2017	146	61	207	24	(4)	20
2018 through 2022	726	376	1,102	117	(17)	100

(1)	The U.S. defined benefit pension plan payments are primarily funded under the terminated plan annuity contract.

(2)	The U.K., Swiss and Japan pension plans payments represent approximately 47%, 15% and 22%, respectively, of the non-U.S. 2013 expected defined benefit pension payments.

(3)	The U.S. postretirement plan payments, net of Medicare subsidy, represent approximately 95% of the total 2013 expected postretirement benefit payments.
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
Prior to its acquisition by Bank of America, Merrill Lynch sponsored several employee compensation plans that provided eligible employees with stock-based compensation or options to purchase stock. In connection with the acquisition, all stock-based compensation plans of Merrill Lynch were assumed by Bank of America and awards under those plans became payable in Bank of America common stock. Other than the Merrill Lynch & Co., Inc. Employee Stock Compensation Plan (“ESCP”) and the Merrill Lynch & Co., Inc. Employee Stock Purchase Plan (“ESPP”), existing Merrill Lynch plans were frozen as to new grants, although all previously granted awards outstanding under such plans continue to be governed by the applicable terms of the plan under which the awards were granted. Following the acquisition, grants with respect to Bank of America common stock may be made to eligible legacy Merrill Lynch employees under the ESCP as well as the Bank of America Corporation 2003 Key Associate Stock Plan (“KASP”). As discussed further below, the ESPP was discontinued effective March 31, 2012.

The total pre-tax compensation cost recognized in earnings for share-based compensation plans for the years ended December 31, 2012, 2011 and 2010 was $1.5 billion, $1.9 billion and $1.5 billion, respectively. Total related tax benefits recognized in earnings for share-based payment compensation plans for the years ended December 31, 2012, 2011 and 2010 were $0.6 billion, $0.6 billion and $0.5 billion, respectively.
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
The ESCP was amended at the time of the Bank of America acquisition to provide for the issuance of Bank of America common stock. The ESCP covers employees who were salaried key employees of Merrill Lynch immediately prior to the effective date of the Bank of America acquisition, other than executive officers. Under the ESCP, Bank of America may award restricted shares, restricted units, non-qualified stock options and stock appreciation rights. Awards of restricted shares and restricted units are subject to a vesting schedule specified in the grant documentation. There were no shares granted under this plan during 2012 and 2010. Bank of America granted approximately 8 million restricted stock unit awards to certain Merrill Lynch employees in 2011 under the ESCP, which generally vest in three equal annual installments beginning one year from the grant date. Awards granted in 2009 generally vest in three annual installments beginning one year from the grant date, and awards granted prior to 2009 generally vest in four equal annual installments beginning one year from the grant date. As of December 31, 2012, there were approximately 115 million shares available under the ESCP for future awards. Shares that are canceled, forfeited, or settled in cash from the frozen Merrill Lynch Long-Term Incentive Compensation Plan for Managers and Producers will become available for grant under the ESCP. The ESCP expired on February 24, 2013.

Bank of America shareholders approved the KASP to be effective January 1, 2003. Awards to Merrill Lynch employees may also be made under the KASP effective as of January 1, 2009. In 2012, Bank of America issued approximately 141 million restricted stock and restricted stock unit awards to certain Merrill Lynch employees under the KASP. Restricted stock awards generally vest in three equal annual installments beginning one year from the grant date, with the exception of certain awards of restricted stock that were vested and released from restrictions on the grant date and certain awards which will vest subject to the attainment of specified performance goals. Shares that are canceled, forfeited, or settled in cash from the frozen Merrill Lynch Long Term Incentive Compensation Plan and Financial Advisor Capital Accumulation Award Plans (discussed below) will become available to grant under the KASP.

Restricted Shares and Units
Restricted shares are shares of Bank of America common stock carrying voting and dividend rights. A restricted unit is deemed equivalent in fair market value to one share of common stock. Awards of restricted units may be settled in shares of common stock or cash. Recipients of restricted unit awards may receive cash payments equivalent to dividends. The following table presents the activity of the restricted stock/unit awards that were granted as stock settled awards during 2012:

	Restricted Shares/Units	Weighted Average Fair Value Per Share
Outstanding at January 1, 2012	177,485,106	$13.29
Granted — 2012	141,409,035	7.78
Paid, forfeited, or released from contingencies	(223,087,090)	10.00
Transfers in(1)	1,241,157	10.37
Transfers out(1)	(710,779)	14.34
Outstanding at December 31, 2012	96,337,429	12.78

(1) Transfers in and transfers out resulted from employee transfers to and from Merrill Lynch and non-Merrill Lynch subsidiaries of Bank of America.
The total fair value of restricted shares and units granted to retirement-eligible employees, or for which service criteria were satisfied during 2012, was approximately $469 million. The total fair value of restricted shares and units delivered during 2012 was approximately $2.2 billion. The fair value of restricted shares and units was determined based on the price of Bank of America common stock at the date of grant.
As of December 31, 2012, there was $1.3 billion of total unrecognized compensation cost related to non-vested share-based payment compensation arrangements. This cost is expected to be recognized over a weighted average period of 0.7 years. In 2012, the amount of cash used to settle equity instruments was $612 million.
Stock compensation accounting requires the immediate expensing of share-based payment awards granted or modified to retirement-eligible employees, including awards that are subject to non-compete provisions. The above activity includes awards with or without a future service requirement, as follows:

	No Future Service Required		Future Service Required
	Shares/Units	Weighted Avg Grant Price	Shares/Units	Weighted Avg Grant Price
Outstanding at January 1, 2012	78,808,825	$13.18	98,676,281	$13.39
Granted — includes net transfers	138,920,149	7.75	3,019,264	8.62
Paid, forfeited, or released from contingencies	(178,309,788)	9.04	(44,777,302)	13.82
Service criteria satisfied(1)	8,271,783	13.80	(8,271,783)	13.80
Outstanding at December 31, 2012	47,690,969	12.96	48,646,460	12.59

(1)	Represents awards granted prior to 2012 for which employees attained retirement-eligibility or for which service criteria were satisfied during 2012.
Stock Appreciation Rights and Non-Qualified Stock Options
The activity for non-qualified stock options and stock appreciation rights under LTIC Plans for the year ended December 31, 2012 is presented below:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding, end of 2011	60,178,703	$54.53
Granted — 2012	—	—
Exercised	—	—
Forfeited	(27,547,959)	59.90
Transfers in(1)	1,200,194	45.57
Transfers out(1)	(443,953)	48.42
Outstanding, end of 2012	33,386,985	49.86
Exercisable, end of 2012	33,385,945	49.86

(1) Transfers in and transfers out resulted from employee transfers to and from Merrill Lynch and non-Merrill Lynch subsidiaries of Bank of America.
All options and stock appreciation rights outstanding as of December 31, 2012 are fully vested or expected to vest.
At December 31, 2012, the weighted-average remaining contractual terms for options outstanding was 2.3 years and for options exercisable was 2.3 years.
There were no stock options granted in the years ended December 31, 2012, 2011 and 2010.
Proceeds from the exercise of stock options were not significant in the years ended December 31, 2012, 2011 and 2010.
As of December 31, 2012, 2011 and 2010, the total intrinsic value of options outstanding and exercisable was zero.

Employee Stock Purchase Plan (“ESPP”)

The ESPP was discontinued effective March 31, 2012. The ESPP allowed eligible associates to invest from one percent to 10 percent of eligible compensation to purchase Bank of America's common stock, subject to legal limits. Purchases were made at a discount of up to five percent of the average high and low market price on the relevant purchase date and the maximum annual contribution per employee was $23,750 in 2012.
The weighted-average fair value of the ESPP stock purchase rights (i.e., the discount on purchases of Bank of America common stock) exercised by employees in the year ended December 31, 2012 was $0.39 per stock purchase right.

Financial Advisor Capital Accumulation Award Plans (“FACAAP”)
The FACAAP is no longer an active plan and no awards were granted in the years ended December 31, 2012, 2011 and 2010. At December 31, 2012, there were 11 million shares awarded under FACAAP outstanding. Prior to 2009, the FACAAP provided for awards to eligible employees in Merrill Lynch's Global Wealth Management division. Payment for an award was contingent upon continued employment for a period of time and subject to forfeiture during that period. Awards granted in 2003 and thereafter are generally payable eight years from the date of grant in a fixed number of shares of Bank of America common stock. For outstanding awards granted prior to 2003 (the"pre-2003 awards"), payment is generally made ten years from the date of grant in a fixed number of shares of Bank of America common stock unless the fair market value of such shares is less than a specified minimum value, in which case the minimum value is paid in cash. In accordance with the terms of the pre-2003 awards, accruals of approximately $141 million and $246 million were made in the years ended December 31, 2011 and 2010, respectively, for cash payments made in lieu of shares. There were no accruals made in the year ended December 31, 2012, which was the last year of payment for the pre-2003 awards.
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
When appropriate, Merrill Lynch maintains various assets as an economic hedge of its liabilities to participants under the deferred compensation plans and award programs. These assets and the payables accrued by Merrill Lynch under the various plans and grants are included on the Consolidated Balance Sheets. Such assets totaled $2.7 billion and $2.3 billion at December 31, 2012 and 2011, respectively. Accrued liabilities at December 31, 2012 and

2011 were $2.2 billion and $2.1 billion, respectively. Changes to deferred compensation liabilities and corresponding returns on the assets that economically hedge these liabilities are recorded within compensation and benefits expense on the Consolidated Statements of Earnings (Loss).

Note 17.	Income Taxes
The components of income tax (benefit) expense for the years ended December 31, 2012, 2011 and 2010 were as follows:

(dollars in millions)
	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Current income tax expense (benefit)
U.S. federal	$(110)	$(5,875)	$(778)
U.S. state	137	(161)	34
Non-U.S.	210	11	255
Total current expense (benefit)	237	(6,025)	(489)
Deferred income tax (benefit) expense
U.S. federal	(2,743)	2,199	(566)
U.S. state	(723)	(288)	472
Non-U.S.	681	1,170	731
Total deferred (benefit) expense	(2,785)	3,081	637
Total income tax (benefit) expense(1)	$(2,548)	$(2,944)	$148

(1)
Total income tax (benefit) expense does not reflect the deferred tax effects of unrealized gains and losses on AFS debt securities, foreign currency translation adjustments, derivatives and employee benefit plan adjustments that are included in accumulated other comprehensive loss. As a result of these tax effects, accumulated other comprehensive loss decreased $238 million in the year ended December 31, 2012, increased $178 million in the year ended December 31, 2011 and decreased $322 million in the year ended December 31, 2010. In addition, total income tax (benefit) expense does not reflect the tax effects associated with employee stock compensation plans, which decreased stockholder’s equity $232 million in the year ended December 31, 2012, increased stockholder's equity $43 million in the year ended December 31, 2011 and decreased stockholders' equity $37 million in the year ended December 31, 2010.

The income tax (benefit) expense for the years ended December 31, 2012, 2011 and 2010 varied from the amount computed by applying the statutory income tax rate to (loss) income before income taxes. A reconciliation of the expected U.S. federal income tax (benefit) expense using the U.S. federal statutory tax rate of 35% to Merrill Lynch’s actual income tax (benefit) expense and resulting effective tax rate for the years ended December 31, 2012, 2011 and 2010 is presented in the table below.

(dollars in millions)
	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal income tax at statutory rate	$(790)	35.0%	$(1,607)	35.0%	$1,409	35.0%
U.S. state and local income taxes, net of federal effect	(381)	16.9	(292)	6.4	329	8.2
Non-U.S.tax differential (1)	(1,908)	84.5	(20)	0.4	(75)	(1.9)
Change in prior period UTBs (including interest)	(135)	6.0	(102)	2.2	31	0.8
Tax-exempt income, including dividends	(103)	4.6	(96)	2.1	(375)	(9.3)
Subsidiary sales and liquidations	—	—	(593)	12.9	—	—
Non-deductible U.K. bank payroll tax	—	—	—	—	87	2.2
Non-U.S. statutory rate reductions (2)	781	(34.6)	845	(18.4)	386	9.6
Change in federal and non-U.S. valuation allowance	41	(1.8)	(1,102)	24.0	(1,657)	(41.1)
Other	(53)	2.2	23	(0.5)	13	0.2
Income tax (benefit) expense	$(2,548)	112.8%	$(2,944)	64.1%	$148	3.7%

(1) Includes in 2012 a $1.7 billion income tax benefit attributable to the excess of foreign tax credits recognized in the U.S. upon repatriation of the earnings of certain non-U.S. subsidiaries over the related U.S. tax liability.
(2) Includes charges of $781 million, $774 million, and $386 million in 2012, 2011 and 2010, respectively, to reduce the carrying value of certain U.K. net deferred tax assets due to U.K. corporate income tax rate reductions.

The reconciliation of the beginning UTB balance to the ending balance is presented in the table below.
Reconciliation of the Change in UTBs

(dollars in millions)
	Year Ended December 31
	2012	2011	2010
Beginning balance	$1,547	$2,261	$1,714
Increases related to positions taken during the current year	52	38	97
Increases related to positions taken during prior years(1)	37	450	520
Decreases related to positions taken during prior years(1)	(181)	(967)	(51)
Settlements	(9)	(152)	(3)
Expiration of statute of limitations	(31)	(83)	(16)
Ending balance	$1,415	$1,547	$2,261

(1)	Amounts differ from the tax rate reconciliation table due to temporary items and jurisdictional offsets, as well as the inclusion of interest in the tax rate reconciliation table.
As of December 31, 2012, 2011 and 2010, the balance of Merrill Lynch’s UTBs which would, if recognized, affect Merrill Lynch’s effective tax rate was $1.1 billion, $1.2 billion and $1.3 billion, respectively. Included in the UTB balance are some items the recognition of which would not affect the effective tax rate, such as the tax effect of certain temporary differences, the portion of gross state UTBs that would be offset by the tax benefit of the associated federal deduction and the portion of gross non-U.S. UTBs that would be offset by tax reductions in other jurisdictions.
Merrill Lynch files income tax returns in more than 100 state and non-U.S. jurisdictions each year. The Internal Revenue Service (“IRS”) and other tax authorities in countries and states in which Merrill Lynch has significant business operations, examine tax returns periodically (continuously in some jurisdictions). The table below summarizes the status of significant tax examinations, by jurisdiction, for Merrill Lynch as of December 31, 2012.

Tax Examination Status
Jurisdiction	Years under examination(1)	Status at December 31, 2012
U.S. federal	2004-2009(2)	See below
U.S. federal	2010-2011(2)	Field examination
U.K.	2011	Field examination

(1)	All tax years subsequent to the above years remain open to examination.

(2)	From the date of its acquisition by Bank of America, Merrill Lynch has been included in Bank of America's consolidated federal income tax return.

During 2012, Merrill Lynch, Bank of America and the IRS continued to make significant progress toward resolving all federal income tax examinations for Bank of America tax years through 2009 and Merrill Lynch tax years through 2008. While subject to final agreement, including review by the Joint Committee on Taxation of the U.S. Congress for certain years, Merrill Lynch believes that these examinations may be concluded during 2013.

Considering all examinations, it is reasonably possible that the UTB balance will decrease by as much as $0.9 billion during the next twelve months, since resolved items will be removed from the balance whether their resolution resulted in payment or recognition. If such a decrease were to occur, it likely would primarily result from outcomes consistent with management's expectations.

During 2012 and 2011, Merrill Lynch recognized in income tax expense, a benefit of $40 million and a benefit of $135 million, respectively, of interest and penalties, net-of-tax. At December 31, 2012 and 2011, Merrill Lynch's accrual for interest and penalties that related to income taxes, net of taxes and remittances, was $102 million and $137 million, respectively.
Significant components of Merrill Lynch’s net deferred tax assets at December 31, 2012 and 2011 are presented in the table below.

(dollars in millions)
	December 31, 2012	December 31, 2011
Deferred tax assets
Net operating loss carryforwards	$14,584	$14,815
Tax credit carryforwards	3,120	317
Employee compensation and retirement benefits	2,283	2,367
Deferred interest	726	881
Accrued expenses	577	899
Allowance for credit losses	363	490
Securities, loan and debt valuations and investments	321	—
Capital loss carryforwards	89	72
Other	150	556
Gross deferred tax assets	22,213	20,397
Valuation allowance	(1,057)	(1,047)
Total deferred tax assets, net of valuation allowance	21,156	19,350
Deferred tax liabilities
Long-term borrowings	3,820	3,924
Intangibles	1,166	1,798
Securities, loan and debt valuations and investments	—	583
Other	852	749
Gross deferred tax liabilities	5,838	7,054
Net deferred tax assets	$15,318	$12,296

The table below summarizes the deferred tax assets and related valuation allowances recognized for the net operating loss and tax credit carryforwards at December 31, 2012.

(dollars in millions)
			Net
	Deferred	Valuation	Deferred	First Year
	Tax Asset	Allowance	Tax Asset	Expiring

Net operating losses - U.S.	$4,742	$—	$4,742	After 2028
Net operating losses - U.K. (1)	8,483	—	8,483	None
Net operating losses - other non-U.S.	282	(222)	60	Various
Net operating losses - U.S. states(2)	1,166	(358)	808	Various
Tax credits(3)	3,120	(271)	2,849	After 2017
(1) The U.K. net operating losses may be carried forward indefinitely.
(2) Amounts above include capital losses. The losses and related valuation allowances for U.S. states before considering the benefit of federal deductions were $1.8 billion and $(551) million, respectively.
(3) Primarily U.S. foreign tax credits.

Realization of the deferred tax assets recognized for net operating loss and tax credit carryforwards in the table above is dependent on Merrill Lynch's or Bank of America's ability to generate sufficient taxable income prior to their expiration. Management concluded that no valuation allowance was necessary to reduce the U.K. NOL carryforwards and U.S. federal NOL carryforwards since estimated future taxable income will more-likely-than-not be sufficient to utilize these assets prior to expiration. The majority of Merrill Lynch's U.K. net deferred tax assets, which consist primarily of NOLs, are realizable by a few non-U.S. subsidiaries that have a recent history of cumulative losses. For the deferred tax assets of those subsidiaries, the cessation of certain business activities, changes to capital and funding, forecasts of business volumes and the indefinite period to carry forward NOLs represent significant positive evidence supporting management's conclusion. However, significant changes to those estimates, such as changes that would be caused by substantial and prolonged worsening of the condition of Europe's capital markets, could lead management to reassess its U.K. valuation allowance conclusions.

Merrill Lynch is included in the consolidated U.S. federal income tax return and certain combined and unitary state income tax returns of Bank of America. At December 31, 2012, Merrill Lynch had a current tax payable to Bank of America of approximately $0.2 billion as a result of its inclusion in consolidated, combined, and unitary tax return filings with Bank of America.

At December 31, 2012, U.S. federal income taxes had not been provided on $7.9 billion of undistributed earnings of non-U.S. subsidiaries that management has determined have been reinvested for an indefinite period of time. If Merrill Lynch were to record a deferred tax liability associated with these undistributed earnings, the amount would be approximately $1.6 billion at December 31, 2012.

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

Securities Regulation
As a registered broker-dealer and futures commission merchant, MLPF&S is subject to the uniform net capital requirements of SEC Rule 15c3-1, and CFTC Regulation 1.17. MLPF&S has elected to compute the minimum capital requirement in accordance with the “Alternative Net Capital Requirement” as permitted by SEC Rule 15c3-1. At December 31, 2012, MLPF&S’s regulatory net capital as defined by Rule 15c3-1 was $10.3 billion and exceeded the minimum requirement of $683 million by $9.6 billion.
In accordance with the Alternative Net Capital Requirement, MLPF&S is required to maintain tentative net capital in excess of $1.0 billion net capital in excess of $500 million and notify the SEC in the event its tentative net capital is less than $5 billion. As of December 31, 2012, MLPF&S had tentative net capital and net capital in excess of the minimum and notification requirements.
MLI, a U.K. regulated investment firm, is subject to capital requirements of the U.K.’s FSA. Financial resources, as defined, must exceed the total financial resources requirement set by the FSA. December 31, 2012, MLI’s financial resources were $19.4 billion, exceeding the minimum requirement by $4.3 billion.
MLJS, a Japan-based regulated broker-dealer, is subject to capital requirements of the Japanese Financial Services Agency (“JFSA”). Net capital, as defined, must exceed 120% of the total risk equivalents requirement of the JFSA. At December 31, 2012, MLJS’s net capital was $2.6 billion, exceeding the minimum requirement by $2.0 billion.
Banking Regulation
MLIB, an Ireland-based regulated bank, is subject to the capital requirements of the Central Bank of Ireland ("CBI"). MLIB is required to meet minimum regulatory capital requirements under the European Union (“EU”) banking law as implemented in Ireland by the CBI. At December 31, 2012, MLIB’s financial resources were $13.6 billion exceeding the minimum requirement by $4.1 billion.

Note 19.	Quarterly Information (Unaudited)
The unaudited quarterly results of operations of Merrill Lynch for the years ended December 31, 2012 and December 31, 2011 are prepared in conformity with U.S. generally accepted accounting principles, and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of any interim period are not necessarily indicative of results for a full year.

(dollars in millions)
	For the Quarter Ended
	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011
Total revenues	$7,255	$6,419	$6,969	$6,672	$5,545	$8,075	$9,303	$10,259
Interest expense	1,605	1,732	1,854	1,907	1,840	2,202	2,390	2,353
Revenues, net of interest expense	5,650	4,687	5,115	4,765	3,705	5,873	6,913	7,906
Non-interest expenses	5,487	5,509	4,897	6,582	6,124	6,260	9,365	7,239
Pre-tax earnings (loss)	163	(822)	218	(1,817)	(2,419)	(387)	(2,452)	667
Income tax (benefit) expense	(1,813)	246	(770)	(211)	(1,606)	(537)	(1,020)	219
Net earnings (loss)	$1,976	$(1,068)	$988	$(1,606)	$(813)	$150	$(1,432)	$448

Note 20.	Sale of International Wealth Management Businesses and Brokerage Joint Venture Investment
In 2012, Merrill Lynch entered into agreements to sell its International Wealth Management ("IWM") businesses based outside of the U.S., subject to regulatory approval in multiple jurisdictions, and the first of a series of closings occurred in February 2013. Also, in late 2012, Merrill Lynch sold its investment in a Japanese brokerage joint venture, which resulted in a gain of approximately $370 million. The IWM businesses and the Japanese brokerage joint venture had combined client balances of approximately $115 billion.

Note 21.	Parent Company Information
The following tables present Parent Company Only financial information:

Merrill Lynch & Co., Inc. (Parent Company Only) Condensed Statements of Earnings (Loss) and Comprehensive (Loss) Income

(dollars in millions)
	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Revenues
Principal transactions	$(2,116)	$1,189	$5
Management service fees (from affiliates)	—	—	213
Earnings from equity method investments	25	24	25
Other revenue	286	546	336
Subtotal	(1,805)	1,759	579
Interest revenue	4,420	3,712	2,999
Less interest expense	4,324	4,458	4,550
Net interest revenue (expense)	96	(746)	(1,551)
Revenues, net of interest expense	(1,709)	1,013	(972)
Non-interest expenses
Compensation and benefits	536	704	430
Professional fees	7	15	57
Communications and technology	11	21	32
Occupancy and related depreciation	27	39	51
Other	528	615	673
Total non-interest expenses	1,109	1,394	1,243
Pre-tax loss	(2,818)	(381)	(2,215)
Income tax benefit	(2,209)	(1,874)	(1,469)
Equity in earnings (loss) of affiliates, net of tax	899	(3,140)	4,626
Net earnings (loss)	290	(1,647)	3,880
Other comprehensive (loss) income, net of tax	(292)	19	(142)
Comprehensive (loss) income	$(2)	$(1,628)	$3,738
Preferred stock dividends	—	—	134
Net earnings (loss) applicable to common stockholder	$290	$(1,647)	$3,746

Merrill Lynch & Co., Inc. (Parent Company Only) Condensed Balance Sheets

(dollars in millions, except per share amounts)
	December 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$124	$105
Investment securities	459	495
Receivables from Bank of America	17,240	4,169
Advances to affiliates
Senior advances	48,629	66,016
Subordinated loans and preferred securities	18,862	54,226
	67,491	120,242
Investments in affiliates	76,743	41,767
Goodwill and other intangible assets	3,508	3,579
Other assets	4,287	4,606
Total Assets	$169,852	$174,963
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Payables to affiliates	$26,951	$21,616
Other liabilities and accrued interest payable	6,183	5,289
Long-term borrowings (includes $11,422 in 2012 and $13,389 in 2011
measured at fair value in accordance with the fair value option election)	72,318	89,018
Total Liabilities	105,452	115,923
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY
Common stock (par value $1.33 1/3 per share; authorized; 3,000,000,000 shares; issued: 2012 and 2011 — 1,000 shares)	—	—
Paid-in capital	56,127	50,765
Accumulated other comprehensive loss (net of tax)	(527)	(235)
Retained earnings	8,800	8,510
Total Stockholder's Equity	64,400	59,040
Total Liabilities and Stockholder's Equity	$169,852	$174,963

Merrill Lynch & Co., Inc. (Parent Company Only) Condensed Statements of Cash Flows

(dollars in millions)
	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Cash flows from operating activities:
Net earnings (loss)	$290	$(1,647)	$3,880
Adjustments to reconcile net earnings (loss) to cash (used for) provided by operating activities:
Equity in loss (earnings) of affiliates	(899)	3,140	(4,626)
Depreciation and amortization	87	97	98
Share-based compensation expense	385	486	167
Gains on repurchases of long-term borrowings	(405)	—	—
Fair value adjustments on structured notes	2,116	(1,200)	156
Deferred taxes	(1,210)	(2,551)	(317)
Foreign exchange (gains) losses on long-term borrowings	(79)	(404)	(2,171)
Other	597	2,717	1,994
Changes in operating assets and liabilities:
Receivables under resale agreements	—	—	1,022
Receivables from Bank of America	(8,840)	5,487	(4,708)
Payables under repurchase agreements	—	—	(7,177)
Dividends and partnerships distributions from affiliates	189	995	46
Other, net	3,787	2,504	3,270
Cash (used for) provided by operating activities	(3,982)	9,624	(8,366)
Cash flows from investing activities:
Proceeds from (payments for):
Advances to affiliates	57,853	8,820	23,666
Maturities of available-for-sale securities	—	—	557
Sales of available-for-sale securities	—	—	10,190
Non-qualifying investments	36	34	33
Investments in affiliates	(34,268)	1,836	(2,302)
Cash provided by investing activities	23,621	10,690	32,144
Cash flows from financing activities:
Payments for:
Settlement and repurchases of long-term borrowings	(19,620)	(20,588)	(23,739)
Dividends	—	—	(134)
Cash used for financing activities	(19,620)	(20,588)	(23,873)
Increase (decrease) in cash and cash equivalents	19	(274)	(95)
Cash and cash equivalents, beginning of period	105	379	474
Cash and cash equivalents, end of period	$124	$105	$379
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$125	$130	$40
Income taxes refunded(1)	(2,677)	(315)	(1,703)
Interest paid	3,896	1,742	2,968

(1) Included in income taxes refunded are amounts received from Bank of America that represent payments for utilization of Merrill Lynch & Co.'s net tax deductions in the consolidated Bank of America tax returns in accordance with the intercompany tax allocation policy.

Non-cash investing and financing activities:
For the years ended December 31, 2012 and 2010, Merrill Lynch received non-cash capital contributions of approximately $1.1 billion and $1.0 billion, respectively, from Bank of America associated with certain employee stock compensation awards. In addition, as of January 1, 2010, Merrill Lynch assumed assets and liabilities in connection with the consolidation of certain VIEs. See Note 9. In October 2010, Merrill Lynch’s mandatory convertible preferred stock was automatically converted to Bank of America common stock. The redemption was settled through a non-cash intercompany transaction.
Effective on January 1, 2009, Merrill Lynch acquired the net assets of two affiliates and their respective subsidiaries from Bank of America. This was recorded as a non-cash capital contribution. See Note 1. In addition, effective on January 1, 2009, Bank of America contributed the net assets of Bank of America Securities Holdings Corporation to Merrill Lynch.

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
Management assessed the effectiveness of Merrill Lynch’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management believes that Merrill Lynch maintained effective internal control over financial reporting as of December 31, 2012.
PricewaterhouseCoopers LLP, Merrill Lynch’s independent registered public accounting firm, has issued an opinion on the effectiveness of Merrill Lynch’s internal control over financial reporting as of December 31, 2012. This report appears under “Report of Independent Registered Public Accounting Firm” in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
No change in Merrill Lynch’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred in the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, Merrill Lynch’s internal control over financial reporting.

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
On an annual basis the BAC Audit Committee pre-approves a list of services and sets pre-approved fee levels that may be provided by PricewaterhouseCoopers LLP and their affiliates (“PwC”), our registered independent public accounting firm, without obtaining engagement specific pre-approval from the BAC Audit Committee. The pre-approved list of services consists of audit services, audit-related services, tax services and all other services. All requests or applications for PwC audit, audit-related services, tax services or all other services must be submitted to members of our corporate audit function or tax function to determine if the services are included within the pre-approved list of services that have received BAC Audit Committee pre-approval. Any type of service that is not included on the pre-approved list of services must be specifically approved by the BAC Audit Committee or its designee. Any proposed service that is included on the list of pre-approved services but will cause the pre-approved fee level to be exceeded also requires specific pre-approval by the BAC Audit Committee or its designee, the BAC Audit Committee Chairman, provided that any such pre-approval by the BAC Audit Committee Chairman is presented to the full BAC Audit Committee at its next meeting. All of the services provided by, and fees paid to, PwC in 2012 were pre-approved by the BAC Audit Committee, and there were no services for which the de minimis exception permitted in certain circumstances under SEC rules was utilized.

PwC's 2012 and 2011 Fees
PwC's fees for professional services rendered in, or provided for, 2012 and 2011 were:

(dollars in millions)
	2012	2011
Audit fees(1)	$44.2	$45.5
Audit-related fees(2)	6.4	4.6
Tax fees(3)	4.3	3.7
All other fees(4)	—	—
Total fees	$54.9	$53.8

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of February 2013.

Merrill Lynch & Co., Inc.

By	/s/ Thomas K. Montag
Name: Thomas K. Montag
Title: Director and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 28th day of February 2013.

	Signature	Title

	/s/ Thomas K. Montag	Director and Chief Executive Officer (Principal Executive Officer)
Thomas K. Montag

	*/s/ Jennifer M. Hill	Chief Financial Officer (Principal Financial Officer)
Jennifer M. Hill

	*/s/ Anthony Biniaris	Chief Accounting Officer and Controller (Principal Accounting Officer)
Anthony Biniaris

	*/s/ Brian T. Moynihan	Chairman and Director
Brian T. Moynihan

	*/s/ Terrence P. Laughlin	Director
Terrence P. Laughlin

	*/s/ Bruce R. Thompson	Director
Bruce R. Thompson

*By:	/s/ Lauren A. Mogensen
Lauren A. Mogensen Attorney-in-Fact

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
2
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

E-1

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

10.5†	Merrill Lynch & Co., Inc. 2012 Performance Year Deferred Compensation Plan (incorporated by reference to Exhibit 4(a) to Form S-8 (file no. 333-177874)).
10.6†	Merrill Lynch & Co., Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 4(a) to Form S-8 (file no. 333-184920)).
11
Statement re: computation of earnings per common share (the calculation of per share earnings is in Part II, Item 8, Note 13 to the Consolidated Financial Statements (Stockholders’ Equity and Earnings Per Share) and is not required in accordance with Section(b)(11) of Item 601 of Regulation S-K).

12*	Statement re: computation of ratios.
23*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm of the Registrant.
24*	Power of Attorney.
31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from Merrill Lynch & Co., Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Earnings (Loss), (ii) the Consolidated Statements of Changes in Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Changes in Stockholder's Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

* Filed herewith
† Management contract or compensatory plan or arrangement

E-3