Form 10-Q
period 2013-03-31
MERRILL LYNCH & CO., INC.
filed 2013-05-10
CIK 65100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

__    YES     X    NO

As of the close of business on May 10, 2013, there were 1,000 shares of Common Stock outstanding, all of which were held by Bank of America Corporation.

The Registrant is a wholly-owned subsidiary of Bank of America Corporation and meets the conditions set forth in General Instructions  H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format as permitted by Instruction H(2).

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I - Financial Information

Item 1.	Financial Statements (Unaudited)

Merrill Lynch & Co., Inc. and Subsidiaries Condensed Consolidated Statements of Loss (Unaudited)

	Three Months Ended	Three Months Ended
(dollars in millions)	March 31, 2013	March 31, 2012
Revenues
Principal transactions	$2,144	$(166)
Commissions	1,379	1,355
Managed account and other fee-based revenues	1,395	1,287
Investment banking	1,416	1,204
(Loss) earnings from equity method investments	(46)	157
Intercompany service fee revenue from Bank of America	240	167
Other revenues	(382)	779
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	—	(2)
Less: Portion of other-than-temporary impairment losses recognized in
other comprehensive income	—	—
Subtotal	6,146	4,781
Interest and dividend revenues	1,714	1,891
Less interest expense	1,543	1,907
Net interest income (expense)	171	(16)
Revenues, net of interest expense	6,317	4,765

Non-interest expenses
Compensation and benefits	4,529	4,514
Communications and technology	343	439
Occupancy and related depreciation	295	305
Brokerage, clearing, and exchange fees	304	282
Advertising and market development	117	108
Professional fees	225	195
Office supplies and postage	23	28
Provision for representations and warranties	15	11
Intercompany service fee expense from Bank of America	444	394
Other	358	306
Total non-interest expenses	6,653	6,582
Pre-tax loss	(336)	(1,817)
Income tax benefit	(129)	(211)
Net loss	$(207)	$(1,606)

See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended	Three Months Ended
(dollars in millions)	March 31, 2013	March 31, 2012
Net Loss	$(207)	$(1,606)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(26)	14
Net deferred gains on cash flow hedges	—	3
Defined benefit pension and postretirement plans	36	35
Total other comprehensive income, net of tax	10	52
Comprehensive Loss	$(197)	$(1,554)

See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except per share amounts)	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$9,177	$12,911
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	16,032	14,031
Securities financing transactions
Receivables under resale agreements (includes $89,969 in 2013 and $93,715 in 2012 measured at fair value in accordance with the fair value option election)	144,486	148,817
Receivables under securities borrowed transactions (includes $1,282 in 2013 and $961 in 2012 measured at fair value in accordance with the fair value option election)	64,789	60,992
	209,275	209,809
Trading assets, at fair value (includes securities pledged as collateral that can be sold or repledged of $58,059 in 2013 and $36,268 in 2012)
Derivative contracts	27,507	24,851
Equities and convertible debentures	39,806	40,618
Non-U.S. governments and agencies	35,253	30,123
Corporate debt and preferred stock	17,809	18,337
Mortgages, mortgage-backed, and asset-backed	10,565	10,613
U.S. Government and agencies	43,851	54,564
Municipals, money markets, physical commodities and other	11,774	12,480
	186,565	191,586
Investment securities (includes $151 in 2013 and $162 in 2012 measured at fair value in accordance with the fair value option election)	13,087	13,625
Securities received as collateral, at fair value	13,366	16,013
Receivables from Bank of America	37,539	45,830
Other receivables
Customers (net of allowance for doubtful accounts of $2 in 2013 and $9 in 2012) (includes $273 in 2013 and $271 in 2012 measured at fair value in accordance with the fair value option election)	19,420	20,265
Brokers and dealers	17,515	21,792
Interest and other	7,628	9,244
	44,563	51,301
Loans, notes, and mortgages (net of allowances for loan losses of $57 in both 2013 and 2012) (includes $2,093 in 2013 and $3,077 in 2012 measured at fair value in accordance with the fair value option election)	20,105	19,545
Equipment and facilities, net	980	1,031
Goodwill and intangible assets	9,662	9,782
Other assets	17,235	17,464
Total Assets	$577,586	$602,928

Assets of Consolidated VIEs Included in Total Assets Above (isolated to settle the liabilities of the VIEs)
Trading assets, excluding derivative contracts	$8,893	$7,847
Investment securities	38	41
Loans, notes, and mortgages (net)	20	206
Other assets	687	764
Total Assets of Consolidated VIEs	$9,638	$8,858

See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except per share amounts)	March 31, 2013	December 31, 2012

LIABILITIES
Securities financing transactions
Payables under repurchase agreements (includes $47,842 in 2013 and $42,639 in 2012 measured at fair value in accordance with the fair value option election)	$185,648	$219,710
Payables under securities loaned transactions	20,690	18,305
	206,338	238,015
Short-term borrowings (includes $2,401 in 2013 and $3,283 in 2012 measured at fair value in accordance with the fair value option election)	2,509	3,376
Deposits	11,802	12,873
Trading liabilities, at fair value
Derivative contracts	23,907	20,568
Equities and convertible debentures	20,703	18,957
Non-U.S. governments and agencies	28,892	19,707
Corporate debt and preferred stock	9,874	8,026
U.S. Government and agencies	18,835	20,186
Municipals, money markets and other	641	562
	102,852	88,006

Obligation to return securities received as collateral, at fair value	13,366	16,013
Payables to Bank of America	10,042	8,752
Other payables
Customers	49,363	52,053
Brokers and dealers	5,519	4,748
Interest and other (includes $49 in 2013 and $57 in 2012 measured at fair value in accordance with the fair value option election)	17,554	18,634
	72,436	75,435
Long-term borrowings (includes $33,568 in 2013 and $30,875 in 2012 measured at fair value in accordance with the fair value option election)	90,106	92,249
Junior subordinated notes (related to trust preferred securities)	3,814	3,809
Total Liabilities	513,265	538,528

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY

Common stock (par value $1.33 1/3 per share; authorized: 3,000,000,000 shares; issued: 2013 and 2012 — 1,000 shares)	—	—
Paid-in capital	56,245	56,127
Accumulated other comprehensive loss (net of tax)	(517)	(527)
Retained earnings	8,593	8,800
Total Stockholder's Equity	64,321	64,400

Total Liabilities and Stockholder's Equity	$577,586	$602,928

Liabilities of Consolidated VIEs Included in Total Liabilities Above
Short-term borrowings (includes $17 in 2013 and $81 in 2012 of non-recourse debt)	$1,772	$2,940
Derivative contracts	20	19
Payables to Bank of America	1,103	1,157
Long-term borrowings (includes $2,638 in 2013 and $2,335 in 2012 of non-recourse debt)	6,633	6,292
Other payables	11	14
Total Liabilities of Consolidated VIEs	$9,539	$10,422

See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
(dollars in millions)	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net loss	$(207)	$(1,606)
Adjustments to reconcile net loss to cash (used for) provided by operating activities:
Provision for representations and warranties	15	11
Depreciation and amortization	130	156
Share-based compensation expense	754	744
Loss on sale of International Wealth Management business	80	—
Gains on repurchases of long-term borrowings	—	(328)
Fair value adjustments on structured notes	34	2,147
Deferred taxes	(154)	(518)
Loss (earnings) from equity method investments	46	(157)
Other	192	37
Changes in operating assets and liabilities:
Trading assets	5,744	(21,897)
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	(2,001)	(2,696)
Receivables from Bank of America	4,790	7,773
Receivables under resale agreements	4,331	(4,484)
Receivables under securities borrowed transactions	(3,797)	(9,258)
Customer receivables	845	(2,054)
Brokers and dealers receivables	4,276	(1,114)
Proceeds from loans, notes, and mortgages held for sale	485	390
Other changes in loans, notes, and mortgages held for sale	(85)	(42)
Trading liabilities	14,843	8,208
Payables under repurchase agreements	(34,062)	40,329
Payables under securities loaned transactions	2,385	3,999
Payables to Bank of America	1,290	(18,433)
Customer payables	(2,690)	3,209
Brokers and dealers payables	771	(579)
Other, net	(735)	657
Cash (used for) provided by operating activities	(2,720)	4,494
Cash flows from investing activities:
Proceeds from (payments for):
Paydowns and maturities of available-for-sale securities	212	183
Sales of available-for-sale securities	—	3
Purchases of available-for-sale securities	(173)	(163)
Equipment and facilities, net	(3)	(78)
Loans, notes, and mortgages held for investment	1,111	(19)
Other investments	580	417
Cash provided by investing activities	1,727	343
Cash flows from financing activities:
Proceeds from (payments for):
Short-term borrowings	(867)	(133)
Issuance and resale of long-term borrowings	4,671	2,415
Settlement and repurchases of long-term borrowings	(6,417)	(10,480)
Deposits	121	174
Derivative financing transactions	3	60
Cash used for financing activities	(2,489)	(7,964)
Effect of exchange rate changes on cash and cash equivalents	(252)	184
Decrease in cash and cash equivalents	(3,734)	(2,943)
Cash and cash equivalents, beginning of period	12,911	13,733
Cash and cash equivalents, end of period	$9,177	$10,790

Non-cash financing activities:
During the three months ended March 31, 2013, Merrill Lynch acquired certain consumer mortgage loans from Bank of America totaling $3.5 billion in a non-cash transaction.

During the three months ended March 31, 2012, Merrill Lynch received a non-cash capital contribution of approximately $1.1 billion from Bank of America associated with certain employee stock awards.

See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013

Note 1.	Summary of Significant Accounting Policies
Description of Business

Merrill Lynch & Co. Inc. (“ML & Co.” and, together with its subsidiaries “Merrill Lynch”), provides investment, financing and other related services to individuals and institutions on a global basis through its broker, dealer, banking and other financial services subsidiaries. On January 1, 2009, Merrill Lynch was acquired by, and became a wholly-owned subsidiary of, Bank of America Corporation ("Bank of America").
Intragroup Reorganization
On November 1, 2012, in connection with an intragroup reorganization involving Bank of America and a number of its subsidiaries, Merrill Lynch acquired two affiliated companies and their respective subsidiaries from Bank of America. The acquisition was effected through a non-cash capital contribution from Bank of America. In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“Business Combinations Accounting”), the Condensed Consolidated Financial Statements include the historical results of the acquired affiliated companies and their subsidiaries as if the transaction had occurred on January 1, 2009, the date at which all the affected entities were first under the common control of Bank of America. Merrill Lynch has recorded the assets and liabilities acquired in connection with the transaction at their historical carrying values.

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

These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in Merrill Lynch's Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”). The nature of Merrill Lynch's business is such that the results of any interim period are not necessarily indicative of results for a full year. Certain prior-period amounts have been reclassified to conform with the current period presentation.

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

Investment banking revenues primarily include fees for the underwriting and distribution of debt, equity and loan products and fees for advisory services, which are accrued when services for the transactions are substantially completed.

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

Counterparty Credit Risk

In determining the fair value of financial assets and financial liabilities, Merrill Lynch considers the credit risk of its counterparties, as well as its own creditworthiness. Merrill Lynch attempts to mitigate credit risk to third parties by entering into netting and collateral arrangements. Net counterparty exposure (counterparty positions netted by offsetting transactions and both cash and securities collateral) is then valued for counterparty creditworthiness and the resultant counterparty credit valuation adjustment ("CVA") is incorporated into the fair value of the respective instruments.

Fair Value Accounting also requires that Merrill Lynch consider its own creditworthiness when determining the fair value of certain instruments, including OTC derivative instruments (i.e., debit valuation adjustment or "DVA") and certain structured notes carried at fair value under the fair value option election. Merrill Lynch's DVA is measured in the same manner as CVA. The impact of Merrill Lynch's DVA is incorporated into the fair value of OTC derivative contracts even when credit risk is not readily observable in the instrument. For additional information on calculating CVA and DVA, see Note 6.

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

In addition, Merrill Lynch and certain of its subsidiaries made various representations and warranties in connection with the sale of residential mortgage loans and home equity loans. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies. See Note 14 for further information.

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

Merrill Lynch recognizes and measures its unrecognized tax benefits in accordance with Income Tax Accounting. Merrill Lynch estimates the likelihood, based on their technical merits, that tax positions will be sustained upon examination considering the facts and circumstances and information available at the end of each period. Merrill Lynch adjusts the level of unrecognized tax benefits when there is more information available, or when an event occurs requiring a change. In accordance with Bank of America's policy, any new or subsequent change in an unrecognized tax benefit related to a Bank of America state consolidated, combined or unitary return in which Merrill Lynch is a member will generally not be reflected in Merrill Lynch's Condensed Consolidated Statement of Loss and Condensed Consolidated Balance Sheet. However, upon Bank of America's resolution of the item, any material impact determined to be attributable to Merrill Lynch will be reflected in Merrill Lynch's Condensed Consolidated Statement of Loss and Condensed Consolidated Balance Sheet. Merrill Lynch accrues income-tax-related interest and penalties, if applicable, within income tax expense.

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

Securities Financing Transactions

Merrill Lynch enters into repurchase and resale agreements and securities borrowed and loaned transactions to accommodate customers and earn interest rate spreads (also referred to as “matched-book transactions”), obtain securities for settlement and finance inventory positions. Resale and repurchase agreements are generally accounted for as collateralized financing transactions and may be recorded at their contractual amounts plus accrued interest or at fair value under the fair value option election. In resale and repurchase agreements, typically the termination date of the agreements is before the maturity date of the underlying security. However, in certain situations, Merrill Lynch may enter into agreements where the termination date of the transaction is the same as the maturity date of the underlying security. These transactions are referred to as repo-to-maturity ("RTM") transactions. In accordance with applicable accounting guidance, Merrill Lynch accounts for RTM transactions as sales and purchases when the transferred securities are highly liquid. In instances where securities are considered sold or purchased, Merrill Lynch removes or recognizes the securities from the Condensed Consolidated Balance Sheet and, in the case of sales, recognizes a gain or loss in the Condensed Consolidated Statement of Loss. At March 31, 2013 and December 31, 2012, Merrill Lynch had no outstanding RTM transactions that had been accounted for as sales and an immaterial amount of transactions that had been accounted for as purchases.

Resale and repurchase agreements recorded at fair value are generally valued based on pricing models that use inputs with observable levels of price transparency. Where the fair value option election has been made, changes in the fair value of resale and repurchase agreements are reflected in principal transactions revenues and the contractual interest coupon is recorded as interest revenue or interest expense, respectively. Resale and repurchase agreements are substantially collateralized and are not sensitive to credit risk. For further information, see Note 4.

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

Substantially all securities financing activities are transacted under master agreements that give Merrill Lynch the right, in the event of default, to liquidate collateral held and to offset receivables and payables with the same counterparty. Merrill Lynch offsets certain securities financing transactions with the same counterparty on the Condensed Consolidated Balance Sheets where it has such a master agreement, that agreement is legally enforceable and the transactions have the same stated maturity date. See Note 7 for further information.

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

Derivatives

A derivative is an instrument whose value is derived from an underlying instrument or index, such as interest rates, equity security prices, currencies, commodity prices or credit spreads. Derivatives include futures, forwards, swaps, option contracts and other financial instruments with similar characteristics. Derivative contracts often involve future commitments to exchange interest payment streams or currencies based on a notional or contractual amount (e.g., interest rate swaps or currency forwards) or to purchase or sell other financial instruments at specified terms on a specified date (e.g., options to buy or sell securities or currencies). All derivatives are accounted for at fair value. See Note 6 for further information.

Investment Securities

Investment securities consist of marketable investment securities and non-qualifying investments. See Note 8 for further information.

Marketable Investment Securities

ML & Co. and certain of its non-broker-dealer subsidiaries follow the guidance within Investment Accounting for investments in debt and publicly traded equity securities. For Merrill Lynch, the trading classification under Investment Accounting generally includes those securities that are bought and held principally for the purpose of selling them in the near term, securities that are economically hedged, securities used for liquidity management purposes, or securities that may contain a bifurcatable embedded derivative as defined in Derivatives Accounting. Securities classified as trading are recorded at fair value; subsequent changes in fair value are recognized through earnings. All other qualifying securities are classified as available-for-sale ("AFS") and are held at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) (“OCI”).

Realized gains and losses on investment securities are included in current period earnings. For purposes of computing realized gains and losses, the cost basis of each investment sold is based on the specific identification method.

Merrill Lynch regularly (at least quarterly) evaluates each AFS security whose fair value has declined below amortized cost to assess whether the decline in fair value is other-than-temporary. A decline in a debt security's fair value is considered to be other-than-temporary if it is probable that all amounts contractually due will not be collected, Merrill Lynch either plans to sell the security or it is more likely than not that it will be required to sell the security before recovery of its amortized cost. For unrealized losses on AFS debt securities that are deemed other-than-temporary, the credit component of an other-than-temporary impairment is recognized in earnings and the non-

credit component is recognized in OCI when Merrill Lynch does not intend to sell the security and it is more likely than not that Merrill Lynch will not be required to sell the security prior to recovery.

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

Loans held for investment are generally carried at amortized cost, less an allowance for loan losses, which represents Merrill Lynch's estimate of probable losses inherent in its lending activities. The fair value option election has been made for certain held-for-investment loans, notes and mortgages. Merrill Lynch performs periodic and systematic detailed reviews of its lending portfolios to identify credit risks and to assess overall collectability. These reviews, which are updated on a quarterly basis, consider a variety of factors including, but not limited to, historical loss experience, estimated defaults, delinquencies, economic conditions, credit scores and the fair value of any underlying collateral. Provisions for loan losses are included in interest and dividend revenue in the Condensed Consolidated Statements of Loss.

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

Merrill Lynch purchases loans with and without evidence of credit quality deterioration since origination.  Evidence of credit quality deterioration as of the purchase date may include statistics such as past due status, refreshed borrower credit scores and refreshed loan-to-value ("LTV") ratios, some of which are not available as of the purchase date.  Purchased loans with evidence of credit quality deterioration, for which it is probable that Merrill Lynch will not receive all contractually required payments receivable, are accounted for in accordance with ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality ("Purchased Credit-Impaired Loan Accounting") as purchased credit impaired ("PCI") loans. The excess of the cash flows expected to be collected on PCI loans, measured as of the acquisition date, over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan using a level yield methodology. The difference between contractually required payments as of the acquisition date and the cash flows expected to be collected is referred to as the nonaccretable difference. PCI loans that have similar risk characteristics, primarily credit risk, collateral type and interest rate risk, are pooled and accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Once a pool is assembled, it is treated as if it were one loan for purposes of applying the accounting guidance for PCI loans. An individual loan is removed from a PCI loan pool if it is sold, foreclosed, forgiven or the expectation of any future proceeds is remote. When a loan is removed from a PCI loan pool and the foreclosure or recovery value of the loan is less than the loan's carrying value, the difference is first applied against the PCI pool's nonaccretable difference. If the nonaccretable difference has been fully utilized, only then is the PCI pool's basis applicable to that loan written-off against its valuation reserve; however, the integrity of the pool is maintained and it continues to be accounted for as if it were one loan.

Merrill Lynch continues to estimate cash flows expected to be collected over the life of the PCI loans using internal credit risk, interest rate and prepayment risk models that incorporate management's best estimate of current key assumptions such as default rates, loss severity and payment speeds. If, upon subsequent evaluation, Merrill Lynch determines it is probable that the present value of the expected cash flows has decreased, the PCI loan is considered to be further impaired resulting in a charge to the provision for loan losses and a corresponding increase to a valuation allowance included in the allowance for loan losses. If, upon subsequent evaluation, it is probable that there is an increase in the present value of the expected cash flows, Merrill Lynch reduces any remaining valuation allowance. If there is no remaining valuation allowance, Merrill Lynch recalculates the amount of accretable yield as the excess of the revised expected cash flows over the current carrying value resulting in a reclassification from nonaccretable difference to accretable yield. The present value of the expected cash flows is determined using the PCI loans' effective interest rate.

New Accounting Pronouncements

Effective January 1, 2013, Merrill Lynch retrospectively adopted new accounting guidance from the Financial Accounting Standards Board ("FASB") requiring additional disclosures on the effect of netting arrangements on an entity's financial position. The disclosures relate to derivatives and securities financing agreements that are either offset on the balance sheet under existing accounting guidance or are subject to a legally enforceable master netting or similar agreement. This new guidance addresses only disclosures, and accordingly, did not have any impact on Merrill Lynch's consolidated financial position or results of operations. For the related disclosures, see Note 6 and Note 7.

Effective January 1, 2013, Merrill Lynch adopted new accounting guidance on the presentation of comprehensive income that requires reporting the amounts reclassified out of each component of OCI based on its source and the income statement line items affected by the reclassifications. Merrill Lynch did not have any material reclassifications from OCI for all periods presented.

In December 2012, the FASB issued a proposed standard on accounting for expected credit losses. It would replace multiple existing impairment models, including an "incurred loss" model for loans, with an "expected credit loss" model. The FASB announced it would establish the effective date when it issues the final standard. Merrill Lynch cannot predict at this time whether or when a final standard will be issued, when it will be effective or what its final provisions will be. It is possible that the final standard could have a material adverse impact on Merrill Lynch's results of operations once it is issued and becomes effective.

Note 2.	Transactions with Bank of America
Merrill Lynch has entered into various transactions with Bank of America, including transactions in connection with certain sales and trading and financing activities, as well as the allocation of certain shared services. Details on amounts receivable from and payable to Bank of America as of March 31, 2013 and December 31, 2012 are presented below.
Receivables from Bank of America are comprised of:

(dollars in millions)
	March 31, 2013	December 31, 2012
Cash and cash equivalents	$8,484	$9,446
Cash and securities segregated for regulatory purposes	5,020	5,257
Receivables under resale agreements	10,756	13,090
Trading assets	299	409
Net intercompany funding receivable	11,016	16,473
Other receivables	1,964	1,155
Total	$37,539	$45,830

Payables to Bank of America are comprised of:

(dollars in millions)
	March 31, 2013	December 31, 2012
Payables under repurchase agreements	$335	$556
Payables under securities loaned transactions	4,121	3,686
Short-term borrowings	865	925
Deposits	131	140
Trading liabilities	193	509
Other payables	3,296	1,780
Long-term borrowings	1,101	1,156
Total	$10,042	$8,752

Total net revenues and non-interest expenses related to transactions with Bank of America for the three months ended March 31, 2013 were $305 million and $562 million, respectively. Total net revenues and non-interest expenses related to transactions with Bank of America for the three months ended March 31, 2012 were $270 million and $426 million, respectively.
Total net revenues related to transactions with Bank of America for the three months ended March 31, 2013 and March 31, 2012 included intercompany service fee revenues of $240 million and $167 million, respectively. Total non-interest expenses related to transactions with Bank of America for the three months ended March 31, 2013 and March 31, 2012 included intercompany service fee expenses of $444 million and $394 million, respectively. Intercompany service fee revenue and service fee expense from Bank of America represents the allocations of certain centralized or shared business activities between Merrill Lynch and Bank of America. Such fees are generally determined in accordance with subsidiary transfer pricing agreements.

On January 6, 2013, Bank of America entered into an agreement with Fannie Mae ("FNMA") to resolve substantially all outstanding and potential repurchase and certain other claims relating to the origination, sale and delivery of certain residential mortgage loans. As part of the agreement, Bank of America repurchased for $6.6 billion certain residential mortgage loans that had previously been sold to FNMA, which Bank of America valued at less than the purchase price.  The majority of such loans are held by Merrill Lynch. See Note 10 for further information.
Bank of America and Merrill Lynch have entered into certain intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these arrangements is a $50 billion extendible one-year revolving credit facility that allows Bank of America to borrow funds from Merrill Lynch at a spread to the London Interbank Offered Rate ("LIBOR") that is reset periodically and is consistent with other intercompany agreements. The credit facility matures on January 1, 2014 and will automatically be extended by one year to the succeeding January 1st unless Merrill Lynch provides written notice not to extend at least 45 days prior to the maturity date. There were no amounts outstanding at both March 31, 2013 and December 31, 2012 under this credit facility. There is also a short-term revolving credit facility that allows Bank of America to borrow up to an additional $25 billion. Interest on borrowings under the credit facility is based on prevailing short-term market rates. The line of credit matures on February 11, 2014. At March 31, 2013 and December 31, 2012, approximately $10.7 billion and $16.2 billion, respectively, was outstanding under this line of credit. See Note 12 for further information on intercompany financing agreements with Bank of America. In addition, Bank of America has guaranteed the performance of Merrill Lynch on certain derivative transactions (see Note 6). Bank of America has also guaranteed certain debt securities, warrants and/or other certificates and obligations of certain subsidiaries of ML & Co. (see Note 12) and in certain instances the return of collateral posted by counterparties.

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
The information that follows, in management’s judgment, provides a reasonable representation of each region’s contribution to the consolidated net revenues:

(dollars in millions)
	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
Revenues, net of interest expense
Europe, Middle East, and Africa	$1,366	$1,453
Pacific Rim	688	720
Latin America	319	262
Canada	78	106
Total Non-U.S.	2,451	2,541
United States(1)(2)	3,866	2,224
Total revenues, net of interest expense	$6,317	$4,765

(1)
U.S. results for the three months ended March 31, 2013 and March 31, 2012 included net losses of $34 million and $2.1 billion, respectively, due to the impact of changes in Merrill Lynch's credit spreads on the carrying values of certain long-term borrowings, primarily structured notes.

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

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications are reported as transfers in or transfers out of the Level as of the beginning of the quarter in which the reclassifications occur. Therefore, Level 3 gains and losses represent amounts recognized during the period in which the instrument was classified as Level 3. See the recurring and non-recurring sections within this Note for further information on transfers between levels.

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

During the first quarter of 2013, there were no changes to Merrill Lynch's valuation techniques that had or are expected to have, a material impact on its condensed consolidated financial position or results of operations.

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

Recurring Fair Value
The following tables present Merrill Lynch’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, respectively.

(dollars in millions)
	Fair Value Measurements on a Recurring Basis
	as of March 31, 2013
	Level 1	Level 2	Level 3	Netting Adj(1)	Total
Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations:
Non-U.S. governments and agencies	$—	$2,680	$—	$—	$2,680
U.S. Government and agencies	4,425	250	—	—	4,675
Total securities segregated for regulatory purposes or deposited with clearing organizations	4,425	2,930	—	—	7,355
Receivables under resale agreements	—	89,969	—	—	89,969
Receivables under securities borrowed transactions	—	1,282	—	—	1,282
Trading assets, excluding derivative contracts:
Equities	24,421	11,298	175	—	35,894
Convertible debentures	—	3,898	14	—	3,912
Non-U.S. governments and agencies	31,441	3,395	417	—	35,253
Corporate debt	—	15,592	1,840	—	17,432
Preferred stock	—	169	208	—	377
Mortgages, mortgage-backed and asset-backed	—	6,197	4,368	—	10,565
U.S. Government and agencies	20,258	23,593	—	—	43,851
Municipals and money markets	1,580	8,468	1,079	—	11,127
Physical commodities and other	—	647	—	—	647
Total trading assets, excluding derivative contracts	77,700	73,257	8,101	—	159,058
Derivative contracts(2)	5,043	576,851	5,437	(559,824)	27,507
Investment securities available-for-sale:
U.S. Government and agencies	403	—	—	—	403
Securities, mortgage-backed and asset backed
Non-agency MBS	—	37	—	—	37
Corporate ABS	—	167	8	—	175
Total investment securities available-for-sale	403	204	8	—	615
Other debt securities carried at fair value (3)
Non-U.S. governments and agencies	7,202	300	—	—	7,502
Corporate debt	—	10	—	—	10
Total other debt securities carried at fair value	7,202	310	—	—	7,512
Investment securities non-qualifying	1,777	1,320	288	—	3,385
Total investment securities	9,382	1,834	296	—	11,512
Securities received as collateral	12,016	1,350	—	—	13,366
Loans, notes and mortgages	—	657	1,436	—	2,093
Other	—	—	1,086	—	1,086
Liabilities:
Payables under repurchase agreements	—	47,842	—	—	47,842
Short-term borrowings	—	2,401	—	—	2,401
Trading liabilities, excluding derivative contracts:
Equities	17,799	2,747	—	—	20,546
Convertible debentures	—	157	—	—	157
Non-U.S. governments and agencies	27,483	1,409	—	—	28,892
Corporate debt	—	9,642	16	—	9,658

Preferred stock	—	216	—	—	216
U.S. Government and agencies	18,388	447	—	—	18,835
Municipals, money markets and other	574	25	42	—	641
Total trading liabilities, excluding derivative contracts	64,244	14,643	58	—	78,945
Derivative contracts(2)	3,834	577,207	4,255	(561,389)	23,907
Obligation to return securities received as collateral	12,016	1,350	—	—	13,366
Other payables — interest and other	—	45	4	—	49
Long-term borrowings	—	32,283	1,285	—	33,568

(1)	Represents counterparty and cash collateral netting.

(2)	See Note 6 for product level detail.

(3)
Certain assets that are used for liquidity management purposes were reclassified from Trading assets to Other debt securities carried at fair value during the three months ended March 31, 2013. Prior period amounts have been reclassified to conform with the current period presentation.

During the three months ended March 31, 2013, approximately $500 million of assets were transferred from Level 1 to Level 2, primarily due to a restriction that became effective for a non-qualifying investment security.

(dollars in millions)
	Fair Value Measurements on a Recurring Basis
	as of December 31, 2012
	Level 1	Level 2	Level 3	Netting Adj(1)	Total
Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations:
Non-U.S. governments and agencies	$—	$1,833	$—	$—	$1,833
U.S. Government and agencies	3,558	250	—	—	3,808
Total securities segregated for regulatory purposes or deposited with clearing organizations	3,558	2,083	—	—	5,641
Receivables under resale agreements	—	93,715	—	—	93,715
Receivables under securities borrowed transactions	—	961	—	—	961
Trading assets, excluding derivative contracts:
Equities	23,813	12,340	178	—	36,331
Convertible debentures	—	4,272	15	—	4,287
Non-U.S. governments and agencies	26,834	2,936	353	—	30,123
Corporate debt	—	16,068	1,900	—	17,968
Preferred stock	—	116	253	—	369
Mortgages, mortgage-backed and asset-backed	—	5,799	4,814	—	10,613
U.S. Government and agencies	26,201	28,363	—	—	54,564
Municipals and money markets	1,292	9,201	1,295	—	11,788
Physical commodities and other	—	692	—	—	692
Total trading assets, excluding derivative contracts	78,140	79,787	8,808	—	166,735
Derivative contracts(2)	2,691	657,621	5,677	(641,138)	24,851
Investment securities available-for-sale:
U.S. Government and agencies	390	—	—	—	390
Securities, mortgage-backed and asset backed
Non-agency MBS	—	40	—	—	40
Corporate ABS	—	218	8	—	226
Total investment securities available-for-sale	390	258	8	—	656
Other debt securities carried at fair value (3)

Non-U.S. governments and agencies	7,422	300	—	—	7,722
Total other debt securities carried at fair value	7,422	300	—	—	7,722
Investment securities non-qualifying	2,254	1,056	287	—	3,597
Total investment securities	10,066	1,614	295	—	11,975
Securities received as collateral	15,426	587	—	—	16,013
Loans, notes and mortgages	—	1,396	1,681	—	3,077
Other	—	12	1,534	—	1,546
Liabilities:
Payables under repurchase agreements	—	42,639	—	—	42,639
Short-term borrowings	—	3,283	—	—	3,283
Trading liabilities, excluding derivative contracts:
Equities	16,225	2,557	—	—	18,782
Convertible debentures	—	175	—	—	175
Non-U.S. governments and agencies	18,382	1,325	—	—	19,707
Corporate debt	—	7,912	31	—	7,943
Preferred stock	—	83	—	—	83
U.S. Government and agencies	19,276	910	—	—	20,186
Municipals, money markets and other	487	43	32	—	562
Total trading liabilities, excluding derivative contracts	54,370	13,005	63	—	67,438
Derivative contracts(2)	2,449	659,271	4,133	(645,285)	20,568
Obligation to return securities received as collateral	15,426	587	—	—	16,013
Other payables — interest and other	—	50	7	—	57
Long-term borrowings	—	29,559	1,316	—	30,875

(1)	Represents counterparty and cash collateral netting.

(2)	See Note 6 for product level detail.

(3)
Certain assets that are used for liquidity management purposes were reclassified from Trading assets to Other debt securities carried at fair value during the three months ended March 31, 2013. Prior period amounts have been reclassified to conform with the current period presentation.

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

Level 3 Financial Instruments
The following tables provide a summary of changes in Merrill Lynch’s Level 3 financial assets and liabilities for the three months ended March 31, 2013 and March 31, 2012.

(dollars in millions)
	Level 3 Financial Assets and Liabilities Three Months Ended March 31, 2013
		Total Realized and Unrealized Gains or (Losses) included in Income			Total Realized and Unrealized Gains or (Losses) included in Income	Unrealized Gains or (Losses) to OCI	Sales	Purchases	Issuances	Settlements
	Beginning Balance	Principal Transactions	Other Revenue	Interest							Transfers In	Transfers Out	Ending Balance
Assets:
Trading assets, excluding derivative contracts:
Equities	$178	$20	$—	$—	$20	$—	(50)	23	$—	—	$7	$(3)	$175
Convertible debentures	15	—	—	—	—	—	(2)	—	—	—	2	(1)	14
Non-U.S. governments and agencies	353	51	—	—	51	—	(1)	15	—	—	—	(1)	417
Corporate debt	1,900	54	—	—	54	—	(235)	187	—	(121)	158	(103)	1,840
Preferred stock	253	22	—	—	22	—	(59)	6	—	—	1	(15)	208
Mortgages, mortgage-backed and asset-backed	4,814	162	—	—	162	—	(635)	653	—	(629)	3	—	4,368
Municipals and money markets	1,295	25	—	—	25	—	(651)	355	—	(1)	56	—	1,079
Total trading assets, excluding derivative contracts	8,808	334	—	—	334	—	(1,633)	1,239	—	(751)	227	(123)	8,101
Derivative contracts, net	1,544	(186)	—	—	(186)	—	(226)	92	—	(91)	76	(27)	1,182
Investment securities available-for-sale :
Corporate ABS	8	—	—	—	—	—	—	—	—	—	—	—	8
Total investment securities available-for-sale	8	—	—	—	—	—	—	—	—	—	—	—	8
Investment securities non-qualifying	287	—	(3)	—	(3)	—	(7)	11	—	—	—	—	288
Total investment securities	295	—	(3)	—	(3)	—	(7)	11	—	—	—	—	296
Loans, notes and mortgages	1,681	—	(52)	7	(45)	—	(186)	—	—	(14)	—	—	1,436
Other	1,534	—	(448)	—	(448)	—	—	—	—	—	—	—	1,086
Liabilities:
Trading liabilities, excluding derivative contracts:
Corporate debt	31	—	—	—	—	—	2	(5)	—	—	8	(20)	16
Municipals, money markets and other	32	—	—	—	—	—	11	(2)	1	—	—	—	42
Total trading liabilities, excluding derivative contracts	63	—	—	—	—	—	13	(7)	1	—	8	(20)	58
Other payables - interest and other	7	—	—	—	—	—	—	—	—	(2)	—	(1)	4
Long-term borrowings	1,316	22	(4)	—	18	—	4	(69)	36	(47)	185	(122)	1,285

Transfers in and out for corporate debt primarily relate to changes in market liquidity for certain corporate loans and securities. Transfers in and out related to long-term borrowings are primarily due to changes in the impact of unobservable inputs on the value of certain equity-linked structured notes.

(dollars in millions)
	Level 3 Financial Assets and Liabilities Three Months Ended March 31, 2012
		Total Realized and Unrealized Gains or (Losses) included in Income			Total Realized and Unrealized Gains or (Losses) included in Income	Unrealized Gains or (Losses) to OCI	Sales	Purchases	Issuances	Settlements
	Beginning Balance	Principal Transactions	Other Revenue	Interest							Transfers In	Transfers Out	Ending Balance
Assets:
Trading assets, excluding derivative contracts:
Equities	$179	$1	$—	$—	$1	$—	$(39)	$41	$—	$(9)	$7	$(2)	$178
Convertible debentures	99	2	—	—	2	—	(53)	—	—	—	5	(10)	43
Non-U.S. governments and agencies	342	24	—	—	24	—	(81)	273	—	—	—	(12)	546
Corporate debt	3,962	85	—	—	85	—	(523)	368	—	(154)	56	(376)	3,418
Preferred stock	227	12	—	—	12	—	(70)	38	—	(1)	1	—	207
Mortgages, mortgage-backed and asset-backed	3,199	90	—	—	90	—	(230)	166	—	(80)	736	(113)	3,768
Municipals and money markets	2,047	(6)	—	—	(6)	—	(132)	134	—	(11)	—	(23)	2,009
Total trading assets, excluding derivative contracts	10,055	208	—	—	208	—	(1,128)	1,020	—	(255)	805	(536)	10,169
Derivative contracts, net	4,495	(701)	—	—	(701)	—	(258)	353	—	(375)	59	(366)	3,207
Investment securities available-for-sale :
Corporate ABS	47	—	(2)	—	(2)	—	—	—	—	—	—	—	45
Total investment securities available-for-sale	47	—	(2)	—	(2)	—	—	—	—	—	—	—	45
Investment securities non-qualifying	574	—	(7)	—	(7)	—	(13)	9	—	(142)	—	—	421
Total investment securities	621	—	(9)	—	(9)	—	(13)	9	—	(142)	—	—	466
Loans, notes and mortgages	1,726	—	95	7	102	—	—	4	—	(23)	—	—	1,809
Other assets	1,349	—	(47)	—	(47)	—	—	—	—	—	—	—	1,302
Liabilities:
Trading liabilities, excluding derivative contracts:
Corporate debt	52	—	—	—	—	—	19	(38)	—	—	1	(34)	—
Preferred stock	16	(2)	—	—	(2)	—	—	(4)	—	—	—	—	14
Municipals, money markets and other	45	1	—	—	1	—	6	(6)	1	—	—	—	45
Total trading liabilities, excluding derivative contracts	113	(1)	—	—	(1)	—	25	(48)	1	—	1	(34)	59
Other payables - interest and other	10	—	3	—	3	—	—	(1)	—	—	—	(3)	3
Long-term borrowings	2,186	(139)	(44)	—	(183)	—	33	(68)	28	(377)	222	(464)	1,743

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

The following tables provide the portion of gains or losses included in income for the three months ended March 31, 2013 and March 31, 2012 attributable to unrealized gains or losses relating to those Level 3 assets and liabilities held at March 31, 2013 and March 31, 2012, respectively.

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3 Assets and Liabilities Still Held
	Three Months ended March 31, 2013
	Principal Transactions	Other Revenue	Total
Assets:
Trading assets, excluding derivative contracts:
Equities	$21	$—	$21
Non-U.S. governments and agencies	51	—	51
Corporate debt	38	—	38
Preferred stock	12	—	12
Mortgages, mortgage-backed and asset-backed	89	—	89
Municipals and money markets	8	—	8
Total trading assets, excluding derivative contracts	219	—	219
Derivative contracts, net	(245)	—	(245)
Investment securities non-qualifying	—	(3)	(3)
Loans, notes and mortgages	—	(53)	(53)
Other	—	(448)	(448)
Liabilities:
Long-term borrowings	21	(4)	17

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3 Assets and Liabilities Still Held
	Three Months Ended March 31, 2012
	Principal Transactions	Other Revenue	Total
Assets:
Trading assets, excluding derivative contracts:
Equities	$6	$—	$6
Convertible debentures	2	—	2
Non-U.S. governments and agencies	13	—	13
Corporate debt	62	—	62
Preferred stock	3	—	3
Mortgages, mortgage-backed and asset-backed	50	—	50
Municipals and money markets	(8)	—	(8)
Total trading assets, excluding derivative contracts	128	—	128
Derivative contracts, net	(613)	—	(613)
Investment securities non-qualifying	—	(10)	(10)
Total investment securities	—	(10)	(10)
Loans, notes and mortgages	—	96	96
Other assets	—	(47)	(47)

Liabilities:
Trading liabilities, excluding derivative contracts:
Preferred Stock	(2)	—	(2)
Municipals, money markets and other	1	—	1
Total trading liabilities, excluding derivative contracts	(1)	—	(1)
Other payables — interest and other	—	3	3
Long-term borrowings	(129)	(44)	(173)

Level 3 Significant Inputs
The following tables present information about significant unobservable inputs related to material components of Merrill Lynch's Level 3 financial assets and liabilities at March 31, 2013 and December 31, 2012.
Quantitative Information about Level 3 Fair Value Measurements at March 31, 2013

(dollars in millions)
Financial Instrument	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Loans and Securities
Instruments backed by residential real estate assets	$1,337	Discounted Cash Flow	Yield	2% to 25%	7%
Loans, notes and mortgages	972	Prepayment Speeds (CPR)	6% to 8%	7%
Trading assets - Mortgages, mortgage-backed and asset-backed	365	Default Rates (CDR)	1% to 3%	2%
Loss Severities	35% to 45%	41%
Instruments backed by commercial real estate assets	Discounted Cash Flow	Yield	5%	5%
Other	$1,086	Loss Severities	51% to 100%	80%
Commercial loans, debt securities and other	$6,307	Discounted Cash Flow, Market Comparables	Yield	0% to 33%	5%
Loans, notes and mortgages	464	Enterprise Value/EBITDA multiple	2x to 17x	6	x
Trading assets - Mortgages, mortgage-backed and asset-backed	4,003	Prepayment Speed	5% to 40%	20%
Trading assets - Corporate debt	1,840	Default Rates	1% to 5%	4%
Loss Severity	25% to 40%	35%
Auction Rate Securities	Market Comparables
Trading assets - Municipals and money markets	$1,079	Projected tender price / re-financing level	50% to 100%	92%
Long-term borrowings	$1,285	Industry Standard Derivative Pricing (1)	Equity Correlation	30% to 97%	73%
Long- Dated Volatilities	15% to 115%	26%
(1) Includes models such as Monte Carlo simulation and Black-Scholes.

CPR = Constant Prepayment Rate
CDR = Constant Default Rate

Quantitative Information about Level 3 Fair Value Measurements at March 31, 2013

(dollars in millions)
Financial Instrument	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Net Derivative Contracts
Credit derivatives	$1,448	Discounted Cash Flow, Stochastic Recovery Correlation Model	Yield	2% to 25%	13%
			Credit spreads	37bps to 346bps	200 bps
			Upfront points	12 to 100 points	64 points
			Spread to index	-1,657 bps to 1,988bps	421 bps
			Credit correlation	21% to 75%	41%
			Prepayment speed (CPR)	4% to 30%	8%
			Default rates (CDR)	1% to 5%	4%
			Loss severity	25% to 40%	35%
Equity derivatives	$(880)	Industry Standard Derivative Pricing (1)	Equity Correlation	30% to 97%	73%
			Long-Dated Volatilities	15% to 115%	26%
Commodity derivatives	$(4)	Discounted Cash Flow	Natural gas forward price	$3/MMBtu to $12/MMBtu	$7/MMBtu
Interest rate derivatives	$618	Industry Standard Derivative Pricing (1)	Correlation (IR/IR)	19% to 99%	62%
			Correlation (FX/IR)	-65% to 50%	2%
			Long-Dated Inflation Rates	2% to 3%	2%
			Long-Dated Inflation Volatilities	0% to 2%	1%
Total net derivative contracts	$1,182

(1)	Includes models such as Monte Carlo simulation, Black-Scholes and other methods that model the joint dynamics of interest, inflation and foreign exchange rates.

IR = Interest Rate
FX = Foreign Exchange
CPR = Constant Prepayment Rate
CDR = Constant Default Rate
MMBtu = Million British thermal units

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2012

(dollars in millions)
Financial Instrument	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Loans and Securities
Instruments backed by residential real estate assets	$1,608	Discounted Cash Flow	Yield	4% to 25%	7%
Loans, notes and mortgages	1,231	Prepayment Speeds (CPR)	3% to 10%	7%
Trading assets - Mortgages, mortgage-backed and asset-backed	377	Default Rates (CDR)	1% to 3%	2%
Loss Severities	35% to 45%	41%
Instruments backed by commercial real estate assets	Discounted Cash Flow	Yield	5%	5%
Other	$1,534	Loss Severities	51% to 100%	88%

Commercial loans, debt securities and other	$6,787	Discounted Cash Flow, Market Comparables	Yield	0% to 25%	5%
Loans, notes and mortgages	450	Enterprise Value/EBITDA multiple	2x to 11x	6	x
Trading assets - Mortgages, mortgage-backed and asset-backed	4,437	Prepayment Speed	5% to 30%	20%
Trading assets - Corporate debt	1,900	Default Rates	1% to 5%	4%
Loss Severity	25% to 40%	35%
Auction Rate Securities	Market Comparables
Trading assets - Municipals and money markets	$1,295	Projected tender price / re-financing level	50% to 100%	90%

Long-term borrowings	$1,316	Industry Standard Derivative Pricing (1)	Equity Correlation	30% to 97%	(2)
Long- Dated Volatilities	20% to 70%	(2)
(1) Includes models such as Monte Carlo simulation and Black-Scholes.
(2) For further information on the ranges of inputs for equity correlation and long-dated volatilities, see the qualitative equity derivatives disclosure below.

CPR = Constant Prepayment Rate
CDR = Constant Default Rate

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2012

(dollars in millions)
Financial Instrument	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Ranges of Inputs
Net Derivative Contracts
Credit derivatives	$1,632	Discounted Cash Flow, Stochastic Recovery Correlation Model	Yield	2% to 25%
			Credit spreads	58bps to 615bps
			Upfront points	25 to 99 points
			Spread to index	-2,080bps to 1,972bps
			Credit correlation	19% to 75%
			Prepayment speed (CPR)	3% to 30%
			Default rates (CDR)	1% to 5%
			Loss severity	25% to 40%
Equity derivatives	$(814)	Industry Standard Derivative Pricing (1)	Equity Correlation	30% to 97%
			Long-Dated Volatilities	20% to 70%
Commodity derivatives	$(5)	Discounted Cash Flow	Natural gas forward price	$3/MMBtu to $12/MMBtu
Interest rate derivatives	$731	Industry Standard Derivative Pricing (1)	Correlation (IR/IR)	15% to 99%
			Correlation (FX/IR)	-65% to 50%
			Long-Dated Inflation Rates	2% to 3%
			Long-Dated Inflation Volatilities	0% to 1%
			Long-Dated Volatilities (FX)	5% to 36%
			Long-Dated Swap Rates	8% to 10%
Total net derivative contracts	$1,544

(1)	Includes models such as Monte Carlo simulation, Black-Scholes and other methods that model the joint dynamics of interest, inflation and foreign exchange rates.

IR = Interest Rate
FX = Foreign Exchange
CPR = Constant Prepayment Rate
CDR = Constant Default Rate
MMBtu = Million British thermal units

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

In addition to the instruments disclosed in the tables above, Merrill Lynch holds $288 million and $287 million of Investment securities non-qualifying as of March 31, 2013 and December 31, 2012, respectively, that are primarily comprised of certain direct private equity investments and private equity funds that are classified as Level 3.  Valuations of direct private equity investments are prepared internally based on the most recent portfolio company financial information. Inputs generally include market and acquisition comparables, entry level multiples, as well as other variables.  Merrill Lynch selects a valuation methodology (e.g., market comparables) for each investment and, in certain instances, multiple inputs are weighted to derive the most representative value.  Discounts are applied as appropriate to consider the lack of liquidity and marketability versus publicly traded companies.  For private equity funds, fair value is generally determined using the net asset value as provided by the individual fund's general partner.
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

The level of aggregation and diversity within the products disclosed in the tables above result in certain ranges of inputs being wide and unevenly distributed across asset and liability categories. Weighted averages have been provided for all ranges of inputs as of March 31, 2013. At December 31, 2012, weighted averages were provided for all ranges of inputs except for those related to long-term borrowings and derivative contracts, for which a qualitative discussion is presented below.

For credit derivatives at December 31, 2012, the range of credit spreads represented positions with varying levels of default risk to the underlying instruments. The lower end of the credit spread range typically represented shorter-dated instruments and those with better perceived credit risk. The higher end of the range comprised longer-dated instruments and those referencing debt issuances which were more likely to be impaired or non-performing. At December 31, 2012, the majority of inputs were concentrated in the lower end of the range. Similarly, the spread to index could vary significantly based on the risk of the instrument. The spread was positive for instruments that had a higher risk of default than the index (which was based on a weighted average of its components) and negative for instruments that had a lower risk of default than the index. At December 31, 2012, inputs were distributed evenly throughout the range for spread to index. In addition, for yield and credit correlation, the majority of the inputs were concentrated in the center of the range. Inputs were concentrated in the middle to lower end of the range for upfront points. The range for loss severity reflected exposures that were concentrated in the middle to upper end of the range, while the ranges for prepayment speed and default rates reflected exposures that were concentrated in the lower end of the range.

For equity derivatives at December 31, 2012, including those embedded in long-term debt, the range for equity correlation represented exposure primarily concentrated toward the upper end of the range. The range for long-dated volatilities represented exposure primarily concentrated toward the lower end of the range.

For interest rate derivatives at December 31, 2012, the diversity in the portfolio was reflected in wide ranges of inputs because the variety of currencies and tenors of the transactions required the use of numerous foreign exchange and interest rate curves. Since foreign exchange and interest rate correlations were measured between curves and across the various tenors on the same curve, the range of potential values could include both negative and positive values. For the correlation (IR/IR) range, the exposure represented the valuation of interest rate correlations on less liquid pairings and was concentrated at the upper end of the range at December 31, 2012. For the correlation (FX/IR) range, the exposure was the sensitivity to a broad mix of interest rate and foreign exchange correlations and was distributed evenly throughout the range as of December 31, 2012. For long-dated inflation rates and volatilities as well as long-dated volatilities (FX), the inputs were concentrated in the middle of the range.

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

Non-recurring Fair Value
Certain assets and liabilities are measured at fair value on a non-recurring basis and are not included in the tables above. The tables below show the fair value hierarchy for assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2013 and December 31, 2012.

(dollars in millions)
	Non-Recurring Basis			Gains/(Losses)	Gains/(Losses)
	as of March 31, 2013			Three Months Ended	Three Months Ended
	Level 2	Level 3	Total	March 31, 2013	March 31, 2012
Assets:
Loans, notes and mortgages	$—	$144	$144	$(82)	$12
Other	—	2	2	—	—

(dollars in millions)
	Non-Recurring Basis
	as of December 31, 2012
	Level 2	Level 3	Total
Assets:
Loans, notes and mortgages	$1	$221	$222
Other	—	2	2

Loans, notes and mortgages includes held for sale loans that are carried at the lower of cost or fair value and for which the fair value was below the cost basis at March 31, 2013 and December 31, 2012. It also includes certain impaired held for investment loans where an allowance for loan losses has been calculated based upon the fair value of the loans or collateral. Level 3 assets as of March 31, 2013 and December 31, 2012 primarily relate to commercial real estate loans that are classified as held for sale where there continues to be significant illiquidity in the loan trading and securitization markets.

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
The following tables provide information about the line items in the Condensed Consolidated Statements of Loss where changes in fair values of assets and liabilities, for which the fair value option election has been made, are included for the three months ended March 31, 2013 and March 31, 2012.

(dollars in millions)
	Changes in Fair Value For the Three Months Ended March 31, 2013, for Items Measured at Fair Value Pursuant to the Fair Value Option Election			Changes in Fair Value For the Three Months Ended March 31, 2012, for Items Measured at Fair Value Pursuant to the Fair Value Option Election
	Gains (Losses) Principal Transactions	Gains (Losses) Other Revenues	Total Changes in Fair Value	Gains (Losses) Principal Transactions	Gains (Losses) Other Revenues	Total Changes in Fair Value
Assets:
Receivables under resale agreements	$38	$—	$38	$(34)	$—	$(34)
Investment securities	—	—	—	—	5	5
Loans	15	(56)	(41)	26	92	118
Other	—	3	3
Liabilities:
Payables under repurchase agreements	(20)	—	(20)	(34)	—	(34)
Short-term borrowings	(39)	—	(39)	7	—	7
Other payables — interest and other	—	13	13	—	49	49
Long-term borrowings	(932)	—	(932)	(2,433)	—	(2,433)

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
Loans and loan commitments

Merrill Lynch elected the fair value option for certain loans that are risk managed on a fair value basis. Upon the acquisition of Merrill Lynch by Bank of America, Merrill Lynch also elected the fair value option for certain mortgage, commercial, and leveraged loans and loan commitments. The changes in the fair value of loans and loan commitments, for which the fair value option was elected, that were attributable to changes in borrower-specific credit risk were not material for the three months ended March 31, 2013 and March 31, 2012.
As of March 31, 2013 and December 31, 2012, the aggregate fair value of loans for which the fair value option election has been made that were 90 days or more past due was $19 million and $115 million, respectively, and the aggregate fair value of loans that were in non-accrual status was $26 million and $25 million at March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013 and December 31, 2012, the unpaid principal amount due exceeded the aggregate fair value of such loans that are 90 days or more past due and/or in non-accrual status by $49 million and $153 million, respectively.
Short-term and long-term borrowings

Merrill Lynch elected the fair value option for certain short-term and long-term borrowings that are risk managed on a fair value basis (e.g., structured notes) and/or for which hedge accounting under Derivatives Accounting had been difficult to obtain. The majority of the fair value changes on long-term borrowings are from structured notes with coupon or repayment terms that are linked to the performance of debt and equity securities, indices, currencies or commodities. Excluding gains (losses) related to changes in Merrill Lynch's credit spreads, the majority of the gains (losses) for the respective periods are offset by gains (losses) on derivatives and securities that economically hedge these borrowings and that are accounted for at fair value. The changes in the fair value of liabilities for which the fair value option election was made that were attributable to changes in Merrill Lynch's credit spreads were net losses of approximately $34.0 million and $2.1 billion for the three months ended March 31, 2013 and March 31, 2012, respectively. Changes in Merrill Lynch specific credit risk are derived by isolating fair value changes due to changes in Merrill Lynch's credit spreads as observed in the secondary cash market.

The fair value option election was also made for certain non-recourse long-term borrowings and secured borrowings issued by consolidated VIEs. The fair value of these borrowings is not materially affected by changes in Merrill Lynch's creditworthiness.

The following tables present the difference between fair values and the aggregate contractual principal amounts of receivables under resale agreements, receivables under securities borrowed transactions, loans and long-term borrowings for which the fair value option election has been made as of March 31, 2013 and December 31, 2012.

(dollars in millions)
	Fair Value at	Principal Amount Due Upon Maturity
	March 31, 2013		Difference
Assets:
Receivables under resale agreements	$89,969	$89,608	$361
Receivables under securities borrowed transactions	1,282	1,272	10
Loans (1)	3,108	3,802	(694)
Liabilities:
Long-term borrowings (2)	33,568	34,023	(455)

(1)	Includes trading loans with a fair value of $742 million and margin loans with a fair value of $273 million.

(2)
The majority of the difference between the fair value and principal amount due upon maturity at March 31, 2013 relates to the impact of changes in Merrill Lynch's credit spreads, as well as the fair value of the embedded derivative, where applicable.

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
The following disclosures relate to financial instruments for which the ending balances at March 31, 2013 and December 31, 2012 are not carried at fair value in their entirety on Merrill Lynch’s Condensed Consolidated Balance Sheets.
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
Loans, Notes and Mortgages
The fair values for commercial and consumer loans are generally determined by discounting both principal and interest cash flows expected to be collected using a discount rate for similar instruments with adjustments that Merrill Lynch believes a market participant would consider in determining fair value. Merrill Lynch estimates the cash flows expected to be collected using internal credit risk, interest rate and prepayment risk models that incorporate its best estimate of current key assumptions, such as default rates, loss severity and prepayment speeds for the life of the loan. Merrill Lynch elected the fair value option for certain loans and loan commitments. See Note 4 for additional information.
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

The following table presents the carrying value and fair value, by fair value hierarchy, of Merrill Lynch's loans, notes and mortgages, deposits and long-term borrowings at March 31, 2013. See Note 4 for further information regarding the fair value hierarchy:

(dollars in millions)
		Fair Value Measurement
		As of March 31, 2013
	Carrying Value	Level 2	Level 3	Total
Financial assets
Loans, notes and mortgages (1)	$20,105	$514	$19,673	$20,187
Financial liabilities
Deposits	11,802	11,802	—	11,802
Long-term borrowings (2)	93,920	98,823	1,285	100,108

(1)	Loans are presented net of the allowance for loan losses.

(2)	Includes junior subordinated notes (related to trust preferred securities).

The following table presents the carrying value and fair value of loans, notes and mortgages, deposits and long-term borrowings at December 31, 2012:

(dollars in millions)
		Fair Value Measurement
		As of December 31, 2012
	Carrying Value	Level 2	Level 3	Total
Financial assets
Loans, notes and mortgages(1)	$19,545	$896	$18,721	$19,617
Financial liabilities
Deposits	12,873	12,873	—	12,873
Long-term borrowings (2)	96,058	99,528	1,316	100,844

(1)	Loans are presented net of the allowance for loan losses.

(2)	Includes junior subordinated notes (related to trust preferred securities).

Commercial Unfunded Lending Commitments

The carrying values and fair values of Merrill Lynch's commercial unfunded lending commitments were $46 million and $82 million, respectively, at March 31, 2013 and $60 million and $104 million, respectively, at December 31, 2012. Commercial unfunded lending commitments, which are included in Other payables - Interest and other on the Condensed Consolidated Balance Sheet, are primarily classified as Level 2 or Level 3.

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

Hedge accounting activity for the three months ended March 31, 2013 and March 31, 2012 included the following:
Fair value hedges

The table below summarizes certain information related to fair value hedges for the three months ended March 31, 2013 and March 31, 2012, including hedges of interest rate risk on long-term borrowings that were adjusted and redesignated as part of Bank of America's acquisition of Merrill Lynch. At redesignation, the fair value of the derivatives was negative. As the derivatives mature, their fair value will approach zero. As a result, ineffectiveness may occur and the fair value changes in the derivatives and the long-term borrowings being hedged may be directionally the same in certain scenarios. Based on a regression analysis, the derivatives continue to be highly effective at offsetting changes in the fair value of the long-term borrowings attributable to interest rate risk.

(dollars in millions)
	2013			2012
	Derivative (1)	Hedged Item (1)(2)	Hedge Ineffectiveness (1)	Derivative (1)	Hedged Item (1)(2)	Hedge Ineffectiveness (1)
For the three months ended March 31:
Interest rate risk on USD denominated long-term borrowings	$(349)	$247	$(102)	$(411)	$274	$(137)
Interest rate risk on foreign currency denominated long-term borrowings	(521)	472	(49)	88	(115)	(27)
Commodity price risk on commodity inventory	(3)	3	—	23	(23)	—

	2013			2012
	Trading Assets	Trading Liabilities		Trading Assets	Trading Liabilities

As of March 31, 2013 and December 31, 2012:
Carrying value of hedging derivatives:
Long-term borrowings	$5,133	$934		$5,706	$664
Commodity inventory	24	—		48	2
Notional amount of hedging derivatives:
Long-term borrowings	32,369	10,429		36,932	9,676
Commodity inventory	74	—		124	3

(1)	Amounts are recorded in interest expense and other revenues for long-term borrowings and principal transactions for commodity inventory.

(2)	Excludes the impact of the accretion of purchase accounting adjustments made to certain long-term borrowings in connection with the acquisition of Merrill Lynch by Bank of America.

Net investment hedges of foreign operations

(dollars in millions)
		2013			2012
	Gains (losses) Recognized in Accumulated OCI	Gains (losses) in Income Reclassified from Accumulated OCI (1)	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (1)	Gains (losses) Recognized in Accumulated OCI	Gains (losses) in Income Reclassified from Accumulated OCI (1)	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (1)
For the three months ended March 31:
Foreign exchange risk	$1,045	$(94)	$(24)	$(445)	$41	$2

		2013			2012
As of March 31, 2013 and December 31, 2012:
Carrying value of hedging derivatives:
Trading assets		$631			$425
Trading liabilities		372			618
Notional amount of hedging derivatives:
in an asset position		20,467			5,140
in a liability position		5,740			19,391

(1)	Amounts are recorded in other revenues and are attributable to certain legal entity liquidations.

Other Risk Management Derivatives

Other risk management derivatives are used by Merrill Lynch to reduce certain risk exposures. These derivatives are not qualifying accounting hedges because either they did not qualify for, or were not designated as, accounting hedges. The table below presents net gains (losses) on these derivatives for the three months ended March 31, 2013 and March 31, 2012. These net gains (losses) are largely offset by the income or expense that is recorded on the hedged item.
Net gains (losses) on other risk management derivatives

(dollars in millions)
	2013(1)	2012(1)
For the three months ended March 31:
Interest rate risk	$(8)	$(6)
Foreign currency risk	(514)	199
Credit risk	9	(49)

(1)	Amounts are recorded in other revenues and interest expense.

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

The following tables identify the primary risk for derivative instruments, which includes trading, non-trading and bifurcated embedded derivatives, at March 31, 2013 and December 31, 2012. The primary risk is provided on a gross basis, prior to the application of the impact of counterparty and cash collateral netting.

(dollars in millions)
	As of March 31, 2013
	Contract/ Notional	Trading Assets- Derivative Contracts	Contract/ Notional	Trading Liabilities- Derivative Contracts
Interest rate contracts
Swaps	$7,300,451	$446,255	$7,239,251	$439,315
Futures and forwards	2,190,035	1,354	2,323,181	1,298
Written options	—	—	1,247,628	58,144
Purchased options	1,454,874	60,989	—	—
Foreign exchange contracts
Swaps	734,919	24,508	770,498	29,670
Spot, futures and forwards	108,514	2,356	110,104	3,242
Written options	—	—	307,291	6,159
Purchased options	277,719	5,981	—	—
Equity contracts
Swaps	28,549	1,033	31,589	1,300
Futures and forwards	26,453	1,243	40,548	1,199
Written options	—	—	301,035	18,016
Purchased options	297,783	15,677	—	—
Commodity contracts
Swaps	56,534	2,863	9,931	4,174
Futures and forwards	288,858	5,498	265,975	3,502
Written options	—	—	199,932	7,143
Purchased options	206,594	7,069	—	—
Credit derivatives
Purchased protection:
Credit default swaps	104,203	9,075	102,459	2,032
Total return swaps	10,395	561	4,426	1,278
Other credit derivatives	443	—	13	—
Written protection:
Credit default swaps	99,975	2,572	108,841	8,494
Total return swaps	5,210	297	18,028	327
Other credit derivatives	—	—	687	3
Gross derivative assets/liabilities	$13,191,509	$587,331	$13,081,417	$585,296
Less: Legally enforceable master netting		(532,279)		(532,279)
Less: Cash collateral received/paid		(27,545)		(29,110)
Total derivative assets and liabilities		$27,507		$23,907

(dollars in millions)
	As of December 31, 2012
	Contract/ Notional	Trading Assets- Derivative Contracts	Contract/ Notional	Trading Liabilities- Derivative Contracts
Interest rate contracts
Swaps	$7,887,346	$519,123	$7,963,410	$514,689
Futures and forwards	2,245,535	1,661	2,257,693	1,423
Written options	—	—	1,333,460	64,295
Purchased options	1,271,613	67,251	—	—
Foreign exchange contracts
Swaps	752,596	26,797	793,944	32,918
Spot, futures and forwards	124,702	2,740	131,334	3,272
Written options	—	—	211,069	5,154
Purchased options	194,435	4,770	—	—
Equity contracts
Swaps	29,719	1,077	25,139	1,274
Futures and forwards	24,113	966	33,532	1,015
Written options	—	—	257,345	15,402
Purchased options	246,517	14,216	—	—
Commodity contracts
Swaps	28,057	2,477	26,140	3,990
Futures and forwards	258,703	4,759	240,179	2,663
Written options	—	—	163,516	7,256
Purchased options	164,633	7,042	—	—
Credit derivatives
Purchased protection:
Credit default swaps	103,042	9,644	103,839	2,120
Total return swaps	7,807	691	5,003	1,226
Other credit derivatives	215	1	13	—
Written protection:
Credit default swaps	102,888	2,640	103,988	8,947
Total return swaps	7,204	133	13,761	207
Other credit derivatives	—	1	212	2
Gross derivative assets/liabilities	$13,449,125	$665,989	$13,663,577	$665,853
Less: Legally enforceable master netting		(613,145)		(613,145)
Less: Cash collateral received/paid		(27,993)		(32,140)
Total derivative assets and liabilities		$24,851		$20,568

Offsetting of Derivatives

Merrill Lynch enters into International Swaps and Derivatives Association, Inc. (“ISDA”) master netting agreements or similar agreements with substantially all of its derivative counterparties. These legally enforceable master netting agreements give Merrill Lynch, in the event of default by the counterparty, the right to liquidate securities held as collateral and to offset receivables and payables with the same counterparty. For purposes of the Condensed Consolidated Balance Sheet, Merrill Lynch offsets derivative assets and liabilities and cash collateral held with the same counterparty where it has such a legally enforceable master netting agreement.

The following table presents derivative instruments included in derivative assets and liabilities on Merrill Lynch's Condensed Consolidated Balance Sheet at March 31, 2013 and December 31, 2012 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Exchange-traded derivatives include listed options transacted on an exchange. Over-the-counter derivatives include bilateral transactions between Merrill Lynch and a particular counterparty. Over-the-counter cleared derivatives include bilateral transactions between Merrill Lynch and a counterparty where the transaction is cleared through a clearinghouse. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by the cash collateral received or paid.

Other gross derivative assets and liabilities in the table represents derivatives entered into under master netting agreements where the enforceability of these agreements under bankruptcy laws in some countries or industries is not certain, and, accordingly, receivables and payables with counterparties in these countries or industries are reported on a gross basis.

Also included in the table is financial instrument collateral related to legally enforceable master netting agreements that represents securities collateral received or pledged and customer cash collateral held at third-party custodians. These amounts are not offset on the Condensed Consolidated Balance Sheet but are shown as a reduction to total derivative assets and liabilities in the table to derive net derivative assets or liabilities.

For information on the offsetting of securities financing agreements, see Note 7.

Offsetting of Derivatives
	March 31, 2013		December 31, 2012
(Dollars in millions)	Trading Assets -Derivative Contracts	Trading Liabilities- Derivative Contracts	Trading Assets -Derivative Contracts	Trading Liabilities- Derivative Contracts
Interest rate contracts
Over the counter	$311,725	$298,940	$343,399	$331,403
Over the counter cleared	194,868	197,788	244,464	247,894
Foreign exchange contracts
Over the counter	31,904	37,578	33,348	39,803
Equity contracts
Over the counter	10,450	11,407	9,782	10,521
Exchange traded	5,535	6,191	4,776	4,682
Commodity contracts
Over the counter	7,918	8,503	6,798	7,684
Exchange traded	3,272	3,179	3,421	3,192
Credit contracts
Over the counter	10,777	11,154	11,560	11,802
Over the counter cleared	380	336	294	226
Total gross derivative assets/liabilities, before netting	576,829	575,076	657,842	657,207
Less: Legally enforceable master netting	(532,279)	(532,279)	(613,145)	(613,145)
Less: Cash collateral received/paid	(27,545)	(29,110)	(27,993)	(32,140)
Derivative assets/liabilities, after netting	17,005	13,687	16,704	11,922
Other gross derivative assets/liabilities	10,502	10,220	8,147	8,646
Total derivative assets/liabilities	27,507	23,907	24,851	20,568
Less: Financial instruments collateral (1)	(2,837)	(1,578)	(2,832)	(1,549)
Total net derivative assets/liabilities	$24,670	$22,329	$22,019	$19,019

(1)	These amounts are limited to the derivative asset/liability balance and, accordingly, do not include excess collateral received/pledged.

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

Sales and trading revenue includes changes in fair value and realized gains and losses on the sales of trading and other assets, which are included in principal transactions and other revenues, net interest expense, and commissions. Initial trading related revenue is generated by the difference in the client price for an instrument and the price at which the trading desk can execute the trade in the dealer market. That revenue is included within principal transactions on the Condensed Consolidated Statements of Loss. For equity securities, commissions related to purchases and sales are recorded in commissions on the Condensed Consolidated Statements of Loss. Changes in the fair value of these equity securities are included in principal transactions. These amounts are reflected in equity risk in the tables below. Revenue for debt securities, with the exception of interest, is typically included in principal transactions. Unlike commissions for equity securities, the initial revenue related to broker-dealer services for debt securities is included in the pricing of the instrument rather than charged through separate fee agreements. Therefore, this revenue is recorded in principal transactions as part of the initial mark to fair value. In transactions where Merrill Lynch acts as an agent, fees are earned and recorded in commissions. In the tables below, most government debt securities are reflected in interest rate risk. All other government debt securities (including, for example, municipal bonds and emerging markets government debt) and corporate debt securities are included in credit risk.

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

The following tables identify the amounts in the income statement line items attributable to trading and non-trading activities, including both derivatives and non-derivative cash instruments categorized by primary risk for the three months ended March 31, 2013 and March 31, 2012.

Non-trading related amounts include activities in connection with principal investment, wealth management, and certain lending activities; economic hedging activity discussed in the Non-trading derivatives section above; and the impact of changes in Merrill Lynch's own creditworthiness on borrowings accounted for at fair value.

For The Three Months Ended March 31, 2013

(dollars in millions)
	Principal Transactions	Commissions	Other Revenues	Net Interest (Expense) Income	Total
Interest rate risk	$405	$21	$—	$216	$642
Foreign exchange risk	109	—	25	—	134
Equity risk	661	732	27	(24)	1,396
Commodity risk	162	—	2	(22)	142
Credit risk	804	—	(483)	509	830
Total trading related	2,141	753	(429)	679	3,144
Non-trading related	3	626	47	(508)	168
Total	$2,144	$1,379	$(382)	$171	$3,312

For The Three Months Ended March 31, 2012

(dollars in millions)
	Principal Transactions	Commissions	Other Revenues(1)	Net Interest (Expense) Income	Total
Interest rate risk	$169	$18	$—	$207	$394
Foreign exchange risk	25	—	—	—	25
Equity risk	420	719	20	50	1,209
Commodity risk	260	—	—	(28)	232
Credit risk	1,150	—	77	532	1,759
Total trading related	2,024	737	97	761	3,619
Non-trading related	(2,190)	618	680	(777)	(1,669)
Total	$(166)	$1,355	$777	$(16)	$1,950

(1)	Includes other income and other-than-temporary impairment losses on available-for-sale debt securities.

(1)	Includes other income and other-than-temporary impairment losses on available-for-sale debt securities.

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
Credit derivatives where Merrill Lynch is the seller of credit protection are summarized below:

(dollars in millions)
	Maximum Payout/ Notional	Less than 1 year	1 − 3 years	3 − 5 years	Over 5 years	Carrying Value(1)
At March 31, 2013:
Derivative contracts:
Credit derivatives:
Investment grade(2)	$162,488	$32,689	$41,548	$73,589	$14,662	$1,823
Non-investment grade(2)	70,253	18,625	16,819	14,632	20,177	7,001
Total credit derivatives	232,741	51,314	58,367	88,221	34,839	8,824
Credit related notes:
Investment grade(2)	3,368	4	17	30	3,317	3,368
Non-investment grade(2)	1,493	103	155	262	973	1,493
Total credit related notes	4,861	107	172	292	4,290	4,861
Total derivative contracts	$237,602	$51,421	$58,539	$88,513	$39,129	$13,685
At December 31, 2012:
Derivative contracts:
Credit derivatives:
Investment grade(2)	$160,390	$34,454	$42,871	$70,645	$12,420	$1,855
Non-investment grade(2)	67,663	10,753	19,962	17,911	19,037	7,301
Total credit derivatives	228,053	45,207	62,833	88,556	31,457	9,156
Credit related notes:
Investment grade(2)	3,201	4	7	163	3,027	3,201
Non-investment grade(2)	1,445	115	141	271	918	1,445
Total credit related notes	4,646	119	148	434	3,945	4,646
Total derivative contracts	$232,699	$45,326	$62,981	$88,990	$35,402	$13,802

(1)	Derivative contracts are shown on a gross basis prior to counterparty or cash collateral netting.

(2)	Refers to the creditworthiness of the underlying reference obligations.

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

Merrill Lynch economically hedges its exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, Merrill Lynch purchases credit protection with identical underlying referenced names to offset its exposure. At March 31, 2013 and December 31, 2012, the notional value and carrying value of credit protection purchased and credit protection sold by Merrill Lynch with identical underlying referenced names was:

(dollars in millions)
	Maximum Payout/ Notional	Less than 1 year	1 − 3 years	3 − 5 years	Over 5 years	Carrying Value(1)
At March 31, 2013:
Credit derivatives purchased	$135,341	$29,583	$40,389	$45,546	$19,823	$4,392
Credit derivatives sold	141,434	27,203	40,528	47,068	26,635	5,197
At December 31, 2012:
Credit derivatives purchased	131,643	31,576	38,844	41,800	19,423	4,208
Credit derivatives sold	138,479	29,881	41,986	43,399	23,213	5,235

(1)	Derivative contracts are shown on a gross basis prior to counterparty or cash collateral netting.

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

Merrill Lynch enters into ISDA master netting agreements or similar agreements with substantially all of its derivative counterparties. Netting agreements are generally negotiated bilaterally and can require complex terms. While Merrill Lynch makes reasonable efforts to execute such agreements, it is possible that a counterparty may be unwilling to sign such an agreement and, as a result, would subject Merrill Lynch to additional credit risk.

At March 31, 2013 and December 31, 2012, cash collateral received of $27.5 billion and $28.0 billion, respectively, and cash collateral paid of $29.1 billion and $32.1 billion, respectively, was netted against derivative assets and liabilities.

Monoline derivative credit exposure at March 31, 2013 had a notional value of $11.5 billion compared with $12.1 billion at December 31, 2012. The fair value of the monoline derivative credit exposure was $0.5 billion at March 31, 2013 compared with $0.9 billion at December 31, 2012. At March 31, 2013, the CVA related to monoline derivative trading instruments exposure was $63 million compared with $117 million at December 31, 2012, which reduced Merrill Lynch's net exposure to $0.5 billion at March 31, 2013. Monoline related activity for the three months ended March 31, 2013 resulted in gains of $39 million, which primarily consisted of CVA changes.

Bank of America has guaranteed the performance of Merrill Lynch on certain derivative transactions. The aggregate amount of such derivative liabilities was approximately $1.2 billion at March 31, 2013.

In addition, at March 31, 2013 and December 31, 2012, Merrill Lynch had $813 million and $1.3 billion, respectively, of net monoline exposure with MBIA, Inc. and certain of its affiliates (“MBIA”), which is included within Interest and other receivables. These contracts are not considered to be derivative trading instruments because of the inherent default risk and they do not provide a hedge benefit. Of the approximately $450 million decrease in the MBIA receivable, $300 million of the decrease was attributable to increased risk of MBIA going into rehabilitation or liquidation proceedings in the near term, which was considered to be a subsequent event under the applicable accounting guidance. The approximately $450 million decrease in the receivable from MBIA was recorded as a reduction to Other revenues in the three months ended March 31, 2013.

On May 7, 2013, Bank of America entered into a comprehensive settlement (the “MBIA Settlement”) with MBIA to resolve all outstanding litigation between the parties, as well as other claims between the parties. Under the MBIA Settlement, all pending litigation between the parties will be dismissed and each party will receive a global release of those claims. In connection with the MBIA Settlement, the parties will also terminate various CDS transactions in connection with CMBS. In connection with the MBIA Settlement, MBIA will terminate its CDS with Merrill Lynch, and Bank of America will pay to Merrill Lynch the value of such terminated CDS.
Credit-risk related contingent features

Most of Merrill Lynch's derivative contracts contain credit-risk related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom Merrill Lynch has transacted. These contingent features may be for the benefit of Merrill Lynch as well as its counterparties with respect to changes in Merrill Lynch's creditworthiness and the exposure under the derivative transactions. At March 31, 2013 and December 31, 2012, Merrill Lynch held cash and securities collateral of $37.8 billion and $38.2 billion and posted cash and securities collateral of $34.5 billion and $38.3 billion in the normal course of business under derivative agreements.

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

At March 31, 2013, the amount of collateral, calculated based on the terms of the contracts that Merrill Lynch could be required to post to counterparties but had not yet posted to counterparties, was approximately $1.3 billion.

Some counterparties are currently able to unilaterally terminate certain contracts, or Merrill Lynch may be required to take other action such as find a suitable replacement or obtain a guarantee. At March 31, 2013, the current liability for these derivative contracts was $0.6 billion, against which Merrill Lynch had posted $0.5 billion of collateral.

At March 31, 2013, if the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by one incremental notch, the amount of additional collateral contractually required by derivative contracts and other trading agreements would have been approximately $0.4 billion. If the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by a second incremental notch, approximately $4.0 billion in additional incremental collateral would have been required.

Also, if the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by one incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of March 31, 2013 was $1.7 billion, against which $1.2 billion of collateral had been posted. Further, if the rating agencies had downgraded their long-term debt ratings for ML & Co. or certain subsidiaries by a second incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of March 31, 2013 was an incremental $1.2 billion, against which $0.7 billion of collateral had been posted.

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

Valuation adjustments on derivatives are affected by changes in market spreads, non-credit related market factors such as interest rate and currency changes that affect the expected exposure, and other factors such as changes in collateral arrangements and partial payments. Credit spreads and non-credit factors can move independently; for example, for an interest rate swap, changes in interest rates may increase the expected exposure, which would increase CVA. Independently, counterparty credit spreads may tighten, which would result in an offsetting decrease to CVA.

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

During the three months ended March 31, 2013, Merrill Lynch refined its methodology for calculating CVA and DVA, on a prospective basis, to adjust the way it values mutual termination clauses in derivatives contracts and to more fully incorporate the potential for the counterparties to default prior to a change in their credit ratings. For the three months ended March 31, 2013, this change in estimate increased both CVA and DVA by approximately $206 million. The resulting net earnings impact for the three months ended March 31, 2013 was not material. The net CVA and DVA excluding the impact of these refinements was a gain of $104 million and a loss of $77 million, respectively, for the three months ended March 31, 2013. The effect of this change in estimate is reflected in the table below.

The Valuation Adjustments on Derivatives table below presents CVA gains (losses) and DVA gains (losses) for Merrill Lynch on a gross and net of hedges basis, which are recorded in principal transactions revenues.

Valuation Adjustments on Derivatives
	Three Months Ended March 31
	2013		2012
(dollars in millions)	Gross	Net	Gross	Net
Derivative assets (CVA) (1)	$(76)	$(102)	$245	$221
Derivative liabilities (DVA) (2)	124	129	(624)	(696)

(1)	At March 31, 2013 and December 31, 2012, the cumulative counterparty credit risk valuation adjustment reduced the derivative assets balance by $1.2 billion and $1.1 billion.

(2)	At March 31, 2013 and December 31, 2012, Merrill Lynch's cumulative DVA reduced the derivative liabilities balance by $0.5 billion and $0.4 billion.

Note 7.	Securities Financing Transactions
Merrill Lynch enters into secured borrowing and lending transactions in order to meet customers’ needs and earn residual interest rate spreads, obtain securities for settlement and finance trading inventory positions.

Under these transactions, Merrill Lynch either receives or provides collateral, including U.S. Government and agency securities, asset-backed, corporate debt, equity, and non-U.S. government and agency securities. Merrill Lynch receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and other loans. Under most agreements, Merrill Lynch is permitted to sell or repledge the securities received (e.g., use the securities to secure repurchase agreements, enter into securities lending transactions, or deliver to counterparties to cover short positions). At March 31, 2013 and December 31, 2012, the fair value of securities received as collateral where Merrill Lynch is permitted to sell or repledge the securities was $475 billion and $500 billion, respectively, and the fair value of the portion that had been sold or repledged was $376 billion and $405 billion, respectively. Merrill Lynch may use securities received as collateral for resale agreements to satisfy regulatory requirements such as Rule 15c3-3 of the Securities Exchange Act of 1934.
Merrill Lynch pledges assets to collateralize repurchase agreements and other secured financings. Pledged securities that can be sold or repledged by the secured party are parenthetically disclosed in trading assets on the Condensed Consolidated Balance Sheets. The carrying value and classification of securities owned by Merrill Lynch that have been pledged to counterparties where those counterparties do not have the right to sell or repledge at March 31, 2013 and December 31, 2012 are as follows:

(dollars in millions)
	March 31, 2013	December 31, 2012
Trading asset category
Equities and convertible debentures	$11,169	$11,732
Corporate debt and preferred stock	5,867	8,368
U.S. Government and agencies	17,481	41,236
Non-U.S. governments and agencies	2,056	1,707
Mortgages, mortgage-backed, and asset-backed securities	2,190	4,547
Municipals and money markets	735	2,469
Total	$39,498	$70,059
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

Offsetting of Securities Financing Agreements

Substantially all repurchase and resale activities are transacted under legally enforceable master repurchase agreements that give Merrill Lynch, in the event of default by the counterparty, the right to liquidate securities held and to offset receivables and payables with the same counterparty. Merrill Lynch offsets repurchase and resale transactions with the same counterparty on Merrill Lynch's Condensed Consolidated Balance Sheet where it has such a legally enforceable master netting agreement and the transactions have the same maturity date.

Substantially all securities borrowing and lending activities are transacted under legally enforceable master securities lending agreements that give Merrill Lynch, in the event of default by the counterparty, the right to liquidate securities held and to offset receivables and payables with the same counterparty. In certain instances, Merrill Lynch offsets securities borrowing and lending transactions with the same counterparty on Merrill Lynch's Condensed Consolidated Balance Sheet where it has such a legally enforceable master netting agreement and the transactions have the same maturity date.

The tables below present securities financing agreements included on Merrill Lynch's Condensed Consolidated Balance Sheet at March 31, 2013 and December 31, 2012. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For information on the offsetting of derivatives, see Note 6.

The "Other" amount in the tables below relates to transactions where Merrill Lynch acts as the lender in a securities lending agreement and receives securities that can be pledged or sold as collateral. In these transactions, Merrill Lynch recognizes an asset on the Condensed Consolidated Balance Sheet at fair value, representing the securities received, and a liability for the same amount, representing the obligation to return those securities. The "Other" amount is included on Merrill Lynch's Condensed Consolidated Balance Sheet in securities received as collateral, at fair value and obligation to return securities received as collateral, at fair value.

The column entitled "Financial Instruments" in the tables below includes securities collateral purchased or sold and received or pledged where there is a legally enforceable master netting agreement. These amounts are not offset in the Condensed Consolidated Balance Sheet but are shown as a reduction to the net balance sheet amount in the table to derive a net asset or liability.

Gross assets and liabilities include activity where the enforceability of certain master netting agreements under bankruptcy laws in some countries or industries is not certain and, accordingly, are reported on a gross basis.

Offsetting of Securities Financing Agreements
	Assets
	March 31, 2013
(dollars in millions)	Gross Assets	Amounts Offset	Net Balance Sheet Amount	Financial Instruments	Net Asset
Receivables under resale agreements	$253,755	$(109,269)	$144,486	$(138,345)	$6,141
Receivables under securities borrowed transactions	80,810	(16,021)	64,789	(44,647)	20,142
Total	$334,565	$(125,290)	$209,275	$(182,992)	$26,283

	December 31, 2012
	Gross Assets	Amounts Offset	Net Balance Sheet Amount	Financial Instruments	Net Asset
Receivables under resale agreements	$276,275	$(127,458)	$148,817	$(138,577)	$10,240
Receivables under securities borrowed transactions	71,309	(10,317)	60,992	(43,714)	17,278
Total	$347,584	$(137,775)	$209,809	$(182,291)	$27,518

	Liabilities
	March 31, 2013
(dollars in millions)	Gross Liabilities	Amounts Offset	Net Balance Sheet Amount	Financial Instruments	Net Liability
Payables under repurchase agreements	$294,917	$(109,269)	$185,648	$(159,503)	$26,145
Payables under securities loaned transactions	36,711	(16,021)	20,690	(15,808)	4,882
Other	13,366	—	13,366	(13,356)	10
Total	$344,994	$(125,290)	$219,704	$(188,667)	$31,037

	December 31, 2012
	Gross Liabilities	Amounts Offset	Net Balance Sheet Amount	Financial Instruments	Net Liability
Payables under repurchase agreements	$347,168	$(127,458)	$219,710	$(183,140)	$36,570
Payables under securities loaned transactions	28,622	(10,317)	18,305	(14,598)	3,707
Other	16,013	—	16,013	(16,009)	4
Total	$391,803	$(137,775)	$254,028	$(213,747)	$40,281

Note 8.	Investment Securities

Investment securities on the Condensed Consolidated Balance Sheets include:

•
Investments within the scope of Investment Accounting that are held by ML & Co. and certain of its non-broker-dealer subsidiaries consist of debt securities, which are classified as available-for-sale or as other debt securities carried at fair value, and are used for investment, liquidity management, and/or collateral management purposes.

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

Investment securities reported on the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012 are presented below.

(dollars in millions)
	March 31, 2013	December 31, 2012
Investment securities
Available-for-sale	$615	$656
Other debt securities carried at fair value (1)	7,512	7,722
Non-qualifying
Equity investments	2,080	2,627
Other investments	2,880	2,620
Total	$13,087	$13,625

(1) Certain assets that are used for liquidity management purposes were reclassified from Trading assets to Other debt securities carried at fair value during the three months ended March 31, 2013. Prior period amounts have also been reclassified to conform with the current period presentation.
For the three months ended March 31, 2013 and March 31, 2012, other-than-temporary impairment ("OTTI") losses related to non-agency mortgage-backed available-for-sale securities were $0 million and $2 million, respectively. Net impairment losses recognized in earnings represent the credit component of OTTI losses on available-for-sale debt securities and total OTTI losses for available-for-sale debt securities that Merrill Lynch does not intend to hold to recovery. Those amounts were $0 million and $2 million for the three months ended March 31, 2013 and March 31, 2012, respectively. See Note 1 for Merrill Lynch's accounting policy regarding OTTI of investment securities.
Information regarding investment securities subject to Investment Accounting follows.

(dollars in millions)
	March 31, 2013
	Amortized Cost	Fair Value
Available-for-Sale
Securities, mortgage-backed and asset-backed:
Corporate ABS	$175	$175
Non-agency mortgage backed securities	37	37
Subtotal	212	212
U.S. Government and agencies	403	403
Total available-for-sale securities	$615	$615

(dollars in millions)
	December 31, 2012
	Amortized Cost	Fair Value
Available-for-Sale
Securities, mortgage-backed and asset-backed:
Corporate ABS	$226	$226
Non-agency mortgage backed securities	40	40
Subtotal	266	266
U.S. Government and agencies	390	390
Total available-for-sale securities	$656	$656

There were no material gross unrealized gains or losses associated with available-for-sale securities as of March 31, 2013 or December 31, 2012. Additionally, there were no individual securities that had been in a continuous unrealized loss position for a year or more as of March 31, 2013 or December 31, 2012.

The amortized cost and fair value of available-for-sale debt securities by expected maturity for mortgage-backed securities and contractual maturity for other debt securities at March 31, 2013 are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$411	$411
Due after one year through five years	99	99
Due after five years through ten years	105	105
Total(1)	$615	$615

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay their obligations with or without prepayment penalties.
The proceeds and gross realized gains (losses) from the sale of available-for-sale securities during the three months ended March 31, 2013 and March 31, 2012 are as follows:

(dollars in millions)
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Proceeds	$—	$3
Gross realized gains	—	—
Gross realized losses	—	—

Equity Method Investments

At March 31, 2013 and December 31, 2012, Merrill Lynch held certain investments that were accounted for under the equity method of accounting, none of which were individually material.

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

The tables below present the assets and liabilities of consolidated and unconsolidated VIEs if Merrill Lynch has continuing involvement with transferred assets or if Merrill Lynch otherwise has a variable interest in the VIE. For consolidated VIEs, these amounts are net of intercompany balances. The tables also present Merrill Lynch's maximum loss exposure resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which Merrill Lynch holds a variable interest as of March 31, 2013 and December 31, 2012. Merrill Lynch's maximum loss exposure is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on Merrill Lynch's Condensed Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. Merrill Lynch's maximum loss exposure does not include losses previously recognized.

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

The following table summarizes certain information related to Loan VIEs in which Merrill Lynch is either the transferor, servicer or sponsor and holds a variable interest as of March 31, 2013 and December 31, 2012.

(dollars in millions)
	Non-Agency
	Prime		Subprime		Commercial Mortgage
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Unconsolidated VIEs:
Maximum loss exposure(1)	$18	$20	$84	$55	$91	$102
Senior securities held
Trading assets	$12	$11	$32	$4	$4	$5
Investment securities	—	1	—	—	—	—
Subordinated securities held
Trading assets	—	—	9	3	2	2
Residual interests held	6	8	—	4	37	38
Total retained securities(2)	$18	$20	$41	$11	$43	$45
Principal balance outstanding(3)	$651	$457	$5,815	$6,455	$16,888	$17,258
Consolidated VIEs:
Maximum loss exposure(1)	$—	$—	$—	$9	$—	$—
Loans, notes and mortgages	—	—	—	185	—	—
Other assets	—	—	—	12	—	—
Total assets	$—	$—	$—	$197	$—	$—
Long-term borrowings	$—	$—	$—	$188	$—	$—
Total liabilities	$—	$—	$—	$188	$—	$—

(1)	Maximum loss exposure excludes liabilities for representations and warranties.

(2)	Substantially all of the securities were in Level 2 in the fair value hierarchy.

(3)	Principal balance outstanding includes those loans that Merrill Lynch transferred and with which it has continuing involvement.

In accordance with consolidation guidance, Merrill Lynch consolidates Loan VIEs in which it has a controlling financial interest. For loan securitizations, Merrill Lynch is considered to have a controlling financial interest (i.e., is the primary beneficiary) when it is the servicer of the loans and also holds a financial interest that could potentially be significant to the entity. If Merrill Lynch is not the servicer of an entity or does not hold a financial interest that could be significant to the entity, Merrill Lynch does not have a controlling financial interest and does not consolidate the entity. Merrill Lynch did not have a controlling financial interest in Loan VIEs at March 31, 2013.

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
Municipal Bond Securitizations

Merrill Lynch sponsors municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds, some of which are callable prior to maturity. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a frequent basis to third party investors. Merrill Lynch may transfer assets into the trusts and may also serve as remarketing agent and/or liquidity provider for the trusts. The floating-rate investors have the right to tender the certificates at specified dates. Should Merrill Lynch be unable to remarket the tendered certificates, it may be obligated to purchase them at par under standby liquidity facilities.

Merrill Lynch also provides default protection or credit enhancement to investors in certain municipal bond trusts whereby Merrill Lynch guarantees the payment of interest and principal on floating-rate certificates issued by these trusts in the event of default by the issuer of the underlying municipal bond. If an investor holds the residual interest, in a trust, Merrill Lynch typically has the ability to trigger the liquidation of that trust only if the market value of the bonds held in the trust declines below a specified threshold. The weighted average remaining life of bonds held in the trusts at March 31, 2013 was 11.4 years. Merrill Lynch's liquidity commitments to unconsolidated municipal bond trusts totaled $92 million and $106 million at March 31, 2013 and December 31, 2012, respectively. There were no material write-downs or downgrades of assets or issuers during the three months ended March 31, 2013 and 2012.

The following table summarizes certain information related to municipal bond trusts in which Merrill Lynch holds a variable interest as of March 31, 2013 and December 31, 2012.

(dollars in millions)
	March 31, 2013			December 31, 2012
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum Loss Exposure	$778	$187	$965	$1,348	$106	$1,454
On-balance sheet assets
Trading assets	$1,881	$95	$1,976	$2,505	$—	$2,505
Total	$1,881	$95	$1,976	$2,505	$—	$2,505
On-balance sheet liabilities
Short-term borrowings	$1,755	$—	$1,755	$2,859	$—	$2,859
Payables to Bank of America	1,103	—	1,103	1,157	—	1,157
Total	$2,858	$—	$2,858	$4,016	$—	$4,016
Total assets of VIEs	$1,881	$331	$2,212	$2,505	$133	$2,638

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

The following table summarizes certain information related to CDO vehicles in which Merrill Lynch holds a variable interest as of March 31, 2013 and December 31, 2012.

(dollars in millions)
	March 31, 2013			December 31, 2012
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum Loss Exposure	$2,325	$1,249	$3,574	$2,200	$1,321	$3,521
On-balance sheet assets
Trading assets	$2,325	$277	$2,602	$2,200	$227	$2,427
Derivative contracts	—	233	233	—	301	301
Other assets	—	47	47	—	52	52
Total	$2,325	$557	$2,882	$2,200	$580	$2,780
On-balance sheet liabilities
Derivative contracts	$—	$6	$6	$—	$9	$9
Long-term borrowings	2,861	—	2,861	2,805	—	2,805
Total	$2,861	$6	$2,867	$2,805	$9	$2,814
Total assets of VIEs	$2,325	$26,092	$28,417	$2,200	$26,968	$29,168

Merrill Lynch's maximum loss exposure is significantly less than the total assets of unconsolidated CDO vehicles in the table above because Merrill Lynch typically has exposure to only a portion of the total assets.

At March 31, 2013, Merrill Lynch had $1.4 billion of aggregate liquidity exposure to CDOs. This amount includes $98 million of commitments to CDOs to provide funding for super senior exposures and $1.3 billion notional amount of derivative contracts with unconsolidated VIEs, principally CDO vehicles, which hold non-super senior CDO debt securities or other debt securities on Merrill Lynch's behalf. See Note 14 for additional information. Merrill Lynch's liquidity exposure to CDOs at March 31, 2013 is included in the table above to the extent that Merrill Lynch sponsored the CDO vehicle or the liquidity exposure is more than insignificant compared to total assets of the CDO vehicle. Liquidity exposure included in the table is reported net of previously recorded losses.

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

The following table summarizes certain information related to customer vehicles in which Merrill Lynch holds a variable interest as of March 31, 2013 and December 31, 2012.

(dollars in millions)
	March 31, 2013			December 31, 2012
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum Loss Exposure	$1,446	$1,289	$2,735	$1,512	$1,395	$2,907
On-balance sheet assets
Trading assets	$2,300	$58	$2,358	$2,814	$97	$2,911
Derivative contracts	—	419	419	—	509	509
Other assets	673	—	673	725	—	725
Total	$2,973	$477	$3,450	$3,539	$606	$4,145
On-balance sheet liabilities
Derivative contracts	$20	$7	$27	$19	$7	$26
Short-term borrowings	17	—	17	81	—	81
Long-term borrowings	2,644	—	2,644	3,096	—	3,096
Other liabilities	2	382	384	3	382	385
Total	$2,683	$389	$3,072	$3,199	$389	$3,588
Total assets of VIEs	$2,973	$4,025	$6,998	$3,539	$4,046	$7,585

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

Merrill Lynch is typically the counterparty for the credit and equity derivatives entered into by the customer vehicles, and it may invest in securities issued by the vehicles. Merrill Lynch may also enter into interest rate and foreign currency derivatives with the vehicles. Merrill Lynch had approximately $729 million and $742 million of other liquidity commitments, including written put options and collateral value guarantees, with unconsolidated credit-linked and equity-linked note vehicles at March 31, 2013 and December 31, 2012, respectively.

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

The following table summarizes certain information related to Real Estate and other VIEs in which Merrill Lynch holds a variable interest as of March 31, 2013 and December 31, 2012.

(dollars in millions)
	March 31, 2013			December 31, 2012
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum Loss Exposure	$1,331	$2,093	$3,424	$215	$2,258	$2,473
On-balance sheet assets
Trading assets	$2,387	$1,203	$3,590	$328	$1,297	$1,625
Derivative contracts	—	507	507	—	460	460
Investment securities	38	36	74	41	39	80
Loans, notes, and mortgages	20	102	122	21	189	210
Other assets	14	245	259	27	276	303
Total	$2,459	$2,093	$4,552	$417	$2,261	$2,678
On-balance sheet liabilities
Long-term borrowings	$1,128	$—	$1,128	$203	$—	$203
Other liabilities	9	1	10	11	1	12
Total	$1,137	$1	$1,138	$214	$1	$215
Total assets of VIEs	$2,459	$16,120	$18,579	$417	$18,060	$18,477

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

Merrill Lynch resecuritized $6.9 billion and $9.9 billion of securities during the three months ended March 31, 2013 and 2012, respectively. Merrill Lynch consolidates a resecuritization trust if it has sole discretion over the design of the trust, including the identification of securities to be transferred in and the structure of securities to be issued, and also retains a variable interest that could potentially be significant to the trust. If one or a limited number of third-party investors share responsibility for the design of the trust and purchase a significant portion of securities, including subordinated securities issued by non agency trusts, Merrill Lynch does not consolidate the trust.

Other Transactions

Merrill Lynch transferred pools of securities to certain independent third parties and provided financing for up to 75% of the purchase price under asset-backed financing arrangements. At March 31, 2013 and December 31, 2012, Merrill Lynch's maximum loss exposure under these financing arrangements was $2.0 billion and $2.5 billion, respectively, substantially all of which was recorded as loans, notes and mortgages on Merrill Lynch's Condensed Consolidated Balance Sheet. All principal and interest payments have been received when due in accordance with their contractual terms. These arrangements are not included in the tables above because the purchasers are not VIEs.

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

•	Other loans, which include securities-backed loans and loans classified as held for sale.
The table below presents information on Merrill Lynch’s loans outstanding at March 31, 2013 and December 31, 2012.

Age Analysis of Outstanding Loans
(dollars in millions)	March 31, 2013
	30-59 Days	60-89 Days	90 Days or more	Total Past	Total Current or Less Than	Nonperforming	Purchased Credit	Loans Measured at	Total
	Past Due	Past Due	Past Due	Due	30 Days Past Due	Loans (1)	Impaired	Fair Value	Outstanding
Consumer loans
Residential mortgage	$14	$5	$—	$19	$591	$28	$3,250	$—	$3,888
Home equity	—	—	—	—	83	5	—	—	88
Total consumer	14	5	—	19	674	33	3,250	—	3,976
Commercial
Commercial - U.S.	—	—	—	—	2,025	8	—	—	2,033
Commercial real estate	—	—	—	—	200	33	—	—	233
Commercial - non-U.S.	—	—	—	—	2,750	8	—	—	2,758
Total commercial loans	—	—	—	—	4,975	49	—	—	5,024
Commercial loans measured at fair value	—	—	—	—	—	—	—	800	800
Total commercial	—	—	—	—	4,975	49	—	800	5,824
Other (2)	—	—	—	—	9,069	—	—	1,293	10,362
Total loans	$14	$5	$—	$19	$14,718	$82	$3,250	$2,093	$20,162
Allowance for loan losses									(57)
Total loans, net									$20,105

Age Analysis of Outstanding Loans
(dollars in millions)	December 31, 2012
	30-59 Days	60-89 Days	90 Days or more	Total Past	Total Current or Less Than	Nonperforming	Loans Measured at	Total
	Past Due	Past Due	Past Due	Due	30 Days Past Due	Loans (1)	Fair Value	Outstanding
Consumer loans
Residential mortgage	$10	$4	$—	$14	$412	$24	$—	$450
Home equity	1	—	—	1	93	3	—	97
Total consumer	11	4	—	15	505	27	—	547
Commercial
U.S. commercial	—	—	—	—	2,625	8	—	2,633
Commercial real estate	—	—	—	—	204	37	—	241
Non-U.S. commercial	—	—	—	—	3,007	44	—	3,051
Total commercial loans	—	—	—	—	5,836	89	—	5,925
Commercial loans measured at fair value	—	—	—	—	—	—	1,208	1,208
Total commercial	—	—	—	—	5,836	89	1,208	7,133
Other (3)	—	—	—	—	10,053	—	1,869	11,922
Total loans	$11	$4	$—	$15	$16,394	$116	$3,077	$19,602
Allowance for loan losses								(57)
Total loans, net								$19,545

(1)	Excludes loans measured at fair value.

(2)	Includes securities-backed loans and loans held for sale of $8.8 billion and $1.6 billion, respectively, as of March 31, 2013.

(3)	Includes securities-backed loans and loans held for sale of $9.6 billion and $2.3 billion, respectively, as of December 31, 2012.

Merrill Lynch monitors credit quality based on primary credit quality indicators. Within consumer loans, the primary credit quality indicators are the refreshed LTV ratios and the refreshed Fair Isaac Corporation ("FICO") score. Refreshed LTV measures the carrying value of the loan as a percentage of the value of property securing the loan, which is refreshed quarterly. Home equity loans are evaluated using the combined loan-to-value ratio ("CLTV"), which measures the carrying value of the combined loans that have liens against the property and the available line of credit as a percentage of the appraised value of the property securing the loan, which is refreshed quarterly. FICO score measures the creditworthiness of the borrower based on the financial obligations of the borrower and the borrower's credit history. At a minimum, FICO scores are refreshed quarterly, and in many cases, more frequently.

Merrill Lynch's commercial loans are evaluated using the internal classifications of pass rated or reservable criticized as the primary credit quality indicators. The term reservable criticized refers to those commercial loans that are internally classified or listed by Merrill Lynch as Special Mention, Substandard or Doubtful, which are asset categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not considered reservable criticized. In addition to these primary credit quality indicators, Merrill Lynch uses other credit quality indicators for certain types of loans.

.

The tables below present credit quality indicators for Merrill Lynch's consumer and commercial loan portfolios, excluding loans accounted for under the fair value option, at March 31, 2013 and December 31, 2012.

Consumer - Credit Quality Indicators
	March 31, 2013
(dollars in millions)	Residential Mortgages (1)	Home Equity (1)	PCI Loans
Refreshed LTV
Less than 90 percent	$417	$79	$2,201
Greater than 90 percent but less than 100 percent	82	5	376
Greater than 100 percent	139	4	673
Total Consumer	$638	$88	$3,250
Refreshed FICO Score
Less than 620	$54	$7	$2,571
Greater than or equal to 620 and less than 680	136	5	500
Greater than or equal to 680 and less than 740	177	20	155
Greater than or equal to 740	271	56	24
Total Consumer	$638	$88	$3,250

(1) Excludes PCI loans

Commercial - Credit Quality Indicators
(dollars in millions)	March 31, 2013
	Commercial - U.S.	Commercial Real Estate	Commercial- non-U.S.
Risk Ratings
Pass rated	$1,950	$104	$2,660
Reservable criticized	83	129	98
Total Commercial	$2,033	$233	$2,758

Consumer - Credit Quality Indicators
	December 31, 2012
(dollars in millions)	Residential Mortgages	Home Equity
Refreshed LTV
Less than 90 percent	$295	$87
Greater than 90 percent but less than 100 percent	41	5
Greater than 100 percent	114	5
Total Consumer	$450	$97
Refreshed FICO Score
Less than 620	$21	$5
Greater than or equal to 620 and less than 680	44	7
Greater than or equal to 680 and less than 740	116	25
Greater than or equal to 740	269	60
Total Consumer	$450	$97

Commercial - Credit Quality Indicators
(dollars in millions)	December 31, 2012
	Commercial - U.S.	Commercial Real Estate	Commercial- non-U.S.
Risk Ratings
Pass rated	$2,506	$105	$2,918
Reservable criticized	127	136	133
Total Commercial	$2,633	$241	$3,051

Activity in the allowance for loan losses, which is primarily associated with commercial loans, is presented below:

(dollars in millions)
	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
Allowance for loan losses, at beginning of period	$57	$72
Provision for loan losses	(16)	3
Charge-offs	(2)	(3)
Recoveries	18	3
Net charge-offs	16	—
Allowance for loan losses, at end of period	$57	$75

Consumer loans, substantially all of which are collateralized, consisted of approximately 36,000 individual loans at March 31, 2013. Commercial loans consisted of approximately 400 separate loans.
Merrill Lynch’s outstanding loans include $1.6 billion and $2.3 billion of loans held for sale at March 31, 2013 and December 31, 2012, respectively. Loans held for sale are loans that Merrill Lynch expects to sell prior to maturity. At March 31, 2013, such loans consisted of $0.9 billion of consumer loans, primarily residential mortgages, and

$0.7 billion of commercial loans. At December 31, 2012, such loans consisted of $1.4 billion of consumer loans, primarily residential mortgages, and $0.9 billion of commercial loans.
In some cases, Merrill Lynch enters into single name and index credit default swaps to mitigate credit exposure related to funded and unfunded commercial loans. The notional value of these swaps totaled $1.8 billion and $2.0 billion at March 31, 2013 and December 31, 2012, respectively.
The following tables provide information regarding Merrill Lynch’s net credit default protection associated with its funded and unfunded commercial loans as of March 31, 2013 and December 31, 2012:

Net Credit Default Protection by Maturity Profile

	March 31, 2013	December 31, 2012
Less than or equal to one year	27%	25%
Greater than one year and less than or equal to five years	73	75
Total net credit default protection	100%	100%

Net Credit Default Protection by Credit Exposure Debt Rating

(dollars in millions)
	March 31, 2013		December 31, 2012
Ratings(1)	Net Notional	Percent	Net Notional	Percent
AA	$(238)	12.9%	$(268)	13.1%
A	(983)	53.5	(1,034)	50.6
BBB	(434)	23.6	(530)	26.0
BB	(80)	4.4	(86)	4.2
B	(30)	1.6	(30)	1.5
CCC and below	(73)	4.0	(93)	4.6
Total net credit default protection	$(1,838)	100%	$(2,041)	100.0%

(1) Merrill Lynch considers ratings of BBB- or higher to meet the definition of investment grade.

Purchased Credit-Impaired Loans
On January 6, 2013, Bank of America repurchased certain residential mortgage loans that had previously been sold to FNMA. During the three months ended March 31, 2013, Merrill Lynch acquired certain of these loans from Bank of America, the majority of which are accounted for as PCI loans. Such loans had an unpaid principal balance of $3.9 billion and a carrying value of $3.3 billion at both the date of acquisition and as of March 31, 2013. The following table provides details of these loans:

(dollars in millions)
Contractually required payments including interest	$5,460
Less: Nonaccretable difference	(1,440)
Cash flows expected to be collected (1)	4,020
Less: Accretable yield	(716)
Fair value of loans acquired	$3,304

(1) Represents undiscounted expected principal and interest cash flows.

The table below shows activity for the accretable yield on these loans. Reclassifications from nonaccretable difference primarily result when there is a change in expected cash flows due to various factors, including changes in interest rates on variable-rate loans and prepayment assumptions. Changes in the prepayment assumption affect the expected remaining life of the portfolio, which results in a change to the amount of future interest cash flows.

(dollars in millions)	Three Months Ended March 31, 2013
Accretable yield, January 1, 2013	$—
Acquisitions	716
Accretions	(34)
Disposals/transfers	(5)
Accretable yield, March 31, 2013	$677

Note 11.	Goodwill and Intangible Assets
Goodwill
Goodwill is the cost of an acquired company in excess of the fair value of identifiable net assets at the acquisition date. Goodwill is tested annually (or more frequently under certain conditions) for impairment at the reporting unit level in accordance with ASC 350, Intangibles - Goodwill and Other ("Goodwill and Intangible Assets Accounting.") If the fair value of the reporting unit exceeds its carrying value, its goodwill is not deemed to be impaired. If the fair value is less than the carrying value, a further analysis is required to determine the amount of impairment, if any. Merrill Lynch's next annual impairment test will be performed during the third quarter of 2013, based on financial information as of June 30, 2013.

The carrying amount of goodwill was $6.4 billion at both March 31, 2013 and December 31, 2012.
Intangible Assets
Intangible assets with definite lives at March 31, 2013 and December 31, 2012 consisted primarily of value assigned to customer relationships. Intangible assets with definite lives are tested for impairment in accordance with ASC 360, Property, Plant and Equipment whenever certain conditions exist which would indicate the carrying amounts of such assets may not be recoverable. Intangible assets with definite lives are amortized over their respective estimated useful lives. Intangible assets with indefinite lives consist of value assigned to the Merrill Lynch brand and are tested for impairment in accordance with Goodwill and Intangible Assets Accounting. Merrill Lynch's next annual impairment test will be performed during the third quarter of 2013, based on financial information as of June 30, 2013. Intangible assets with indefinite lives are not amortized.

The gross carrying amount of intangible assets with definite lives was $3.1 billion at March 31, 2013 and December 31, 2012. Accumulated amortization of intangible assets with definite lives was $1.3 billion and $1.2 billion at March 31, 2013 and December 31, 2012, respectively. The carrying amount of intangible assets with indefinite lives was $1.5 billion as of March 31, 2013 and December 31, 2012.

Amortization expense for the three month periods ended March 31, 2013 and March 31, 2012 was $76 million.

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

Beginning late in the third quarter of 2009, in connection with the update or renewal of certain Merrill Lynch international securities offering programs, Bank of America agreed to guarantee debt securities, warrants and/or certificates issued by certain subsidiaries of ML & Co. on a going forward basis. All existing ML & Co. guarantees of securities issued by those same Merrill Lynch subsidiaries under various international securities offering programs will remain in full force and effect as long as those securities are outstanding, and Bank of America has not assumed any of those prior ML & Co. guarantees or otherwise guaranteed such securities. There were approximately $7.2 billion of securities guaranteed by Bank of America at March 31, 2013.

Following the completion of Bank of America's acquisition of Merrill Lynch, ML & Co. became a subsidiary of Bank of America and established intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these intercompany agreements is a $75 billion one-year revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America at a spread to LIBOR that is reset periodically and is consistent with other intercompany agreements. This credit line was renewed effective January 1, 2013 with a maturity date of January 1, 2014. The credit line will automatically be extended by one year to the succeeding January 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. The agreement does not contain any financial or other covenants. There were no outstanding borrowings under the line of credit at March 31, 2013 and December 31, 2012.

In addition to the $75 billion unsecured line of credit, there is also a revolving unsecured line of credit that allows ML & Co. to borrow up to $25 billion from Bank of America. Interest on borrowings under the line of credit is based on prevailing short-term market rates. The line of credit does not contain any financial or other covenants. The line of credit matures on February 11, 2014. There were no outstanding borrowings under the line of credit at March 31, 2013 and December 31, 2012.

Merrill Lynch Pierce Fenner & Smith Incorporated ("MLPF&S"), a wholly-owned subsidiary of ML & Co., also has the following borrowing agreements with Bank of America:

•
A $4 billion one-year revolving unsecured line of credit - Interest on the line of credit is based on prevailing short-term market rates. The credit line will mature on November 1, 2013 and may automatically be extended by one year to the succeeding November 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. At both March 31, 2013 and December 31, 2012, there were no outstanding borrowings under the line of credit.

•
A $15 billion revolving unsecured line of credit - Interest on the line of credit is based on prevailing short-term market rates. The line of credit matures on August 1, 2013. At both March 31, 2013 and December 31, 2012, approximately $0.9 billion was outstanding under the line of credit.

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
The tables below exclude Merrill Lynch’s intercompany borrowings from Bank of America, see Note 2 for further information. Total borrowings at March 31, 2013 and December 31, 2012, which are comprised of short-term borrowings, long-term borrowings and junior subordinated notes (related to trust preferred securities), consisted of the following:

(dollars in millions)
	March 31, 2013	December 31, 2012
Senior debt	$47,206	$47,702
Senior structured notes	28,736	27,010
Subordinated debt	7,001	10,740
Junior subordinated notes (related to trust preferred securities)	3,814	3,809
Other subsidiary financing	1,267	941
Debt issued by consolidated VIEs	8,405	9,232
Total	$96,429	$99,434

Borrowings and deposits at March 31, 2013 and December 31, 2012, are presented below:

(dollars in millions)
	March 31, 2013	December 31, 2012
Short-term borrowings
Other unsecured short-term borrowings	$737	$436
Short-term borrowings issued by consolidated VIEs(1)	1,772	2,940
Total	$2,509	$3,376
Long-term borrowings(2)
Fixed-rate obligations(3)	$48,199	$52,224
Variable-rate obligations(4)(5)	35,274	33,733
Long-term borrowings issued by consolidated VIEs(1)	6,633	6,292
Total	$90,106	$92,249
Deposits
Non-U.S.	$11,802	$12,873

(1)	See Note 9 for additional information on debt issued by consolidated VIEs.

(2)	Excludes junior subordinated notes (related to trust preferred securities).

(3)	Fixed-rate obligations are generally swapped to variable rates.

(4)	Variable interest rates are generally based on rates such as LIBOR, the U.S. Treasury Bill rate, or the Federal Funds rate.

(5)	Includes structured notes.
See Note 5 for additional information on the fair value of long-term borrowings.
The weighted-average interest rates for borrowings at March 31, 2013 and December 31, 2012 (excluding structured products) were as follows:

	March 31, 2013	December 31, 2012
Short-term borrowings	0.3%	0.2%
Long-term borrowings	3.9	3.9
Junior subordinated notes (related to trust preferred securities)	6.9	6.9

Merrill Lynch also obtains standby letters of credit from issuing banks to satisfy various counterparty collateral requirements, in lieu of depositing cash or securities collateral. Such standby letters of credit aggregated $1.6 billion at both March 31, 2013 and December 31, 2012, respectively.
Long-Term Borrowings
The table below shows the carrying value of long-term borrowings by contractual maturity at March 31, 2013.

(dollars in millions)
	Amount	Percentage of Total
Less than 1 year	$22,762	25%
1 – 2 years	16,830	19
2 – 3 years	4,697	5
3 – 4 years	5,819	6
4 – 5 years	7,197	8
Greater than 5 years	32,801	37
Total	$90,106	100%

Certain long-term borrowing agreements contain provisions whereby the borrowings are redeemable at the option of the holder (“put” options) at specified dates prior to maturity. Long-term borrowing agreements containing such provisions aggregated approximately $9.8 billion at March 31, 2013. Merrill Lynch believes that a portion of such borrowings will remain outstanding beyond their earliest redemption date.
The maturity of certain structured notes whose coupon or repayment terms are linked to the performance of debt and equity securities, indices, currencies or commodities may be accelerated based on the value of a referenced index or security, in which case Merrill Lynch may be required to immediately settle the obligation for cash or other securities. The aggregate value of the notes was approximately $7.5 billion at March 31, 2013.
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
See Note 12 to the Consolidated Financial Statements contained in the 2012 Annual Report for additional information on borrowings.

Note 13.	Stockholder's Equity and Earnings Per Share
Common Stock
As of March 31, 2013 and December 31, 2012, there are 1,000 shares of ML & Co. common stock outstanding, all of which are held by Bank of America.
Earnings Per Share
Earnings per share data is not provided, as Merrill Lynch is a wholly-owned subsidiary of Bank of America.

Note 14.	Commitments, Contingencies and Guarantees

Litigation and Regulatory Matters

The following supplements the disclosure in Note 14 to the Consolidated Financial Statements in Merrill Lynch's 2012 Annual Report (the "prior commitments and contingencies disclosure").

In the ordinary course of business, Merrill Lynch and its subsidiaries are routinely defendants in, or party to, many pending and threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. These actions and proceedings are generally based on alleged violations of securities, employment, contract and other laws. In some of these actions and proceedings, claims for substantial monetary damages are asserted against Merrill Lynch and its subsidiaries.

In the ordinary course of business, Merrill Lynch and its subsidiaries are also subject to regulatory examinations, information gathering requests, inquiries, investigations, threatened legal actions and proceedings. Certain subsidiaries of Merrill Lynch are registered broker/dealers or investment advisors and are subject to regulation by the U.S. Securities and Exchange Commission ("SEC"), the Financial Industry Regulatory Authority (“FINRA”), the Prudential Regulatory Authority, the Financial Conduct Authority and other international, federal and state securities regulators. In connection with formal and informal inquiries by those agencies, such subsidiaries receive numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of their regulated activities.

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

In accordance with applicable accounting guidance, Merrill Lynch establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, Merrill Lynch does not establish an accrued liability. As a litigation or regulatory matter develops, Merrill Lynch, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, Merrill Lynch will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. Merrill Lynch continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal or external legal service providers, litigation-related expenses of approximately $97 million were recognized for the three months ended March 31, 2013, as compared with approximately $4 million for the same period in 2012.

For a limited number of the matters disclosed in this Note and in the prior commitments and contingencies disclosure, for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, Merrill Lynch is able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, Merrill Lynch reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter, in light of potentially relevant factual and legal developments. These may include information learned through the discovery process, rulings on dispositive motions, settlement discussions, and other rulings by courts, arbitrators or others. In cases in which Merrill Lynch possesses sufficient appropriate information to develop an estimate of loss or range of possible loss, that estimate is aggregated and disclosed below. There may be other disclosed matters for which a loss is probable or reasonably possible but such an estimate may not be possible. For those matters where an estimate is possible, management currently estimates the aggregate range of possible loss is $0 to $630 million in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, this estimated range of possible loss represents what Merrill Lynch believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent Merrill Lynch's maximum loss exposure. Information is provided below and in the prior commitments and contingencies disclosure regarding the nature of all of these contingencies and, where specified, the amount of the claim associated with these loss contingencies. Based on current knowledge, management does not believe that loss contingencies arising from pending matters, including the matters described herein and in the prior commitments and contingencies disclosure, will have a material adverse effect on the consolidated financial position or liquidity of Merrill Lynch. However, in light of the inherent uncertainties involved in these matters, some of which are beyond Merrill Lynch's control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to Merrill Lynch's results of operations or cash flows for any particular reporting period.

Auction Rate Securities ("ARS") Litigation
Antitrust Actions
On March 5, 2013, the U.S. Court of Appeals for the Second Circuit affirmed the January 25, 2010 dismissal of the antitrust actions.
In re Bank of America Securities, Derivative and Employee Retirement Income Security Act (ERISA) Litigation
Consolidated Securities Class Action
On April 5, 2013, the U.S. District Court for the Southern District of New York granted final approval to the settlement of the Consolidated Securities Class Action.
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
These cases generally involve allegations of false and misleading statements regarding (i) the process by which the properties that served as collateral for the mortgage loans underlying the MBS were appraised; (ii) the percentage of equity that mortgage borrowers had in their homes; (iii) the borrowers' ability to repay their mortgage loans; (iv) the underwriting practices by which those mortgage loans were originated; (v) the ratings given to the different tranches of MBS by rating agencies; and (vi) the validity of each issuing trusts' title to the mortgage loans comprising the pool for the securitization (collectively, “MBS Claims”). Plaintiffs in these cases generally seek unspecified compensatory damages, unspecified costs and legal fees and, in some instances, seek rescission. A number of other entities have threatened legal actions against Merrill Lynch and its affiliates concerning MBS offerings. On March 29, 2013, Merrill Lynch and the National Credit Union Administration (the "NCUA") agreed to resolve claims concerning certain MBS offerings that the NCUA had threatened to bring against Merrill Lynch and certain of their affiliates. The settlement amount will be covered by existing reserves.

AIG Litigation

On April 19, 2013, the U.S. Court of Appeals for the Second Circuit issued a decision vacating the order of the U.S. District Court for the Southern District of New York denying AIG's motion to remand, and remanded the case to the district court for further proceedings concerning whether the court will exercise its jurisdiction on other grounds.
Federal Housing Finance Agency ("FHFA") Litigation
On April 5, 2013, the U.S. Court of Appeals for the Second Circuit affirmed the district court's ruling in the UBS Action pertaining to the statute of repose on the federal and state securities law claims and the statute of limitations on the federal securities law claims. The FHFA had asserted similar claims in Federal Housing Finance Agency v. Bank of America Corporation, et al. and Federal Housing Finance Agency v. Merrill Lynch & Co., Inc., et al..
Commitments
At March 31, 2013, Merrill Lynch’s commitments had the following expirations:

(dollars in millions)
		Commitment expiration
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Lending commitments	$5,013	$1,134	$1,761	$2,003	$115
Purchasing and other commitments	3,650	1,878	1,017	571	184
Operating leases	3,257	674	962	698	923
Commitments to enter into resale and securities borrowing agreements	86,243	86,243	—	—	—
Commitments to enter into repurchase and securities lending agreements	56,906	56,906	—	—	—
Total	$155,069	$146,835	$3,740	$3,272	$1,222

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
Purchasing and Other Commitments
At March 31, 2013, Merrill Lynch had commitments to purchase loans of $1.7 billion, which, upon settlement of the commitment, will be included in trading assets, loans held for investment or loans held for sale. Such commitments totaled $1.3 billion at December 31, 2012. Merrill Lynch has also entered into agreements with providers of market data, communications, systems consulting, and other office-related services. At both March 31, 2013 and December 31, 2012, minimum fee commitments over the remaining life of these agreements totaled $1.2 billion. Other purchasing commitments amounted to $0.7 billion and $0.8 billion at March 31, 2013 and December 31, 2012, respectively. In addition, Merrill Lynch had commitments to purchase partnership interests, primarily related to private equity and principal investing activities, at both March 31, 2013 and December 31, 2012 of $0.1 billion.
In the normal course of business, Merrill Lynch enters into commitments for underwriting transactions. Settlement of these transactions as of March 31, 2013 would not have a material effect on the Condensed Consolidated Balance Sheet of Merrill Lynch.
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
Guarantees
Merrill Lynch issues various guarantees to counterparties in connection with certain transactions. Merrill Lynch’s guarantee arrangements and their expiration at March 31, 2013 are summarized as follows (see Note 6 for information related to derivative financial instruments within the scope of Guarantees Accounting):

(dollars in millions)
	Expiration
	Maximum Payout	Less than 1 year	1-3 years	3-5 years	Over 5 years	Carrying Value
Standby liquidity facilities	$108	$92	$3	$—	$13	$—
Residual value guarantees	320	320	—	—	—	—
Standby letters of credit and other guarantees	386	287	72	20	7	—
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

See Note 9 for further information.

Residual Value Guarantees
At March 31, 2013, residual value guarantees of $320 million consist of amounts associated with certain power plant facilities. Payments under these guarantees would only be required if the fair value of such assets declined below their guaranteed value. As of March 31, 2013, no payments have been made under these guarantees and the carrying value of the associated liabilities was not material, as (i) Merrill Lynch believes that the estimated fair value of such assets was in excess of their guaranteed value and/or (ii) there is a very remote risk of future payment pursuant to the remaining contractual provisions.
Standby Letters of Credit
At March 31, 2013, Merrill Lynch provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $0.4 billion. Payment risk is evaluated based upon historical payment activity.
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

Subject to the requirements and limitations of the applicable sales and securitization agreements, these representations and warranties can be enforced by the GSEs, the whole-loan investor, the securitization trustee, or others as governed by the applicable agreement or, in a limited number of first-lien and home equity securitizations where monoline insurers have insured all or some of the securities issued, by the monoline insurer, where the contract so provides. In the case of private-label securitizations, the applicable agreements may permit investors, which may include the GSEs, with contractually sufficient holdings to direct or influence action by the securitization trustee. In the case of loans sold to parties other than the GSEs, the contractual liability to repurchase typically arises only if there is a breach of the representations and warranties that materially and adversely affects the interest of the investor, or investors, or of the monoline insurer (as applicable) in the loan. Contracts with the GSEs do not contain equivalent language. Merrill Lynch believes that the longer a loan performs prior to default, the less likely it is that an alleged underwriting breach of representations and warranties would have a material impact on the loan's performance.

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

The fair value of the obligations to be absorbed under the representations and warranties provided is recorded as an accrued liability when the loans are sold. This liability for probable losses is updated by adjusting the representations and warranties provision in Non-interest expenses on the Condensed Consolidated Statements of Loss. This is done throughout the life of the loans, as necessary, when additional relevant information becomes available.

The estimate of the liability for representations and warranties exposures, and the corresponding estimated range of possible loss, is based upon currently available information, significant judgment, and a number of factors, including those discussed in "Liability for Representations and Warranties" in this Note, that are subject to change. Changes to any one of these factors could significantly impact the estimate of the liability and could have a material adverse impact on Merrill Lynch's results of operations for any particular period. Given that these factors vary by counterparty, Merrill Lynch analyzes representations and warranties obligations based on the specific counterparty, or type of counterparty, with whom the sale was made.

Settlement Actions

Merrill Lynch has vigorously contested any request for repurchase when it concludes that a valid basis for repurchase does not exist and will continue to do so in the future. Merrill Lynch may reach settlements in the future if opportunities arise on terms it believes to be advantageous. With regard to Bank of America's settlement with The Bank of New York Mellon (the “BNY Mellon Settlement”) as trustee (“Trustee”), the court approval hearing is scheduled to begin on May 30, 2013. Although Bank of America and Merrill Lynch are not parties to the proceeding, certain of Bank of America's rights and obligations under the settlement agreement are conditioned on final court approval of the settlement. For further information on the BNY Mellon Settlement, see Note 14 to the Consolidated Financial Statements in Merrill Lynch's 2012 Annual Report.

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

The notional amount of unresolved claims from private-label securitization trustees, whole-loan investors and others increased to $6.8 billion at March 31, 2013 compared with $5.8 billion at December 31, 2012. The increase in the notional amount of unresolved claims is primarily due to continued submissions of claims by private-label securitization trustees, claim quality and the lack of an established process to resolve disputes related to these claims. Merrill Lynch anticipated an increase in aggregate non-GSE claims at the time of the BNY Mellon Settlement in June 2011, and such increase in aggregate non-GSE claims was taken into consideration in developing the increase in Merrill Lynch's representations and warranties liability at that time. Merrill Lynch expects unresolved repurchase claims related to private-label securitizations to continue to increase as claims continue to be submitted by private-label securitization trustees, and there is not an established process for the ultimate resolution of claims on which there is a disagreement.

The table below presents unresolved representations and warranties claims by counterparty at March 31, 2013 and December 31, 2012. The unresolved repurchase claims include only claims where Merrill Lynch believes that the counterparty has a basis to submit claims. During the three months ended March 31, 2013, Merrill Lynch received $1,075 million of new repurchase claims, which consisted of approximately $1,037 million from private-label securitization trustees, $37 million from GSEs, and $1 million from whole-loan investors.

Unresolved Repurchase Claims by Counterparty

(dollars in millions)
	March 31, 2013	December 31, 2012
GSEs	$100	$93
Monoline	147	147
Whole-loan investors, private-label securitization trustees and other	6,806	5,805
Total	$7,053	$6,045

Of the $7.1 billion of total unresolved repurchase claims as of March 31, 2013, Merrill Lynch believes that for $6.3 billion, a valid defect has not been identified which would constitute an actionable breach of representations and warranties. The remaining $0.8 billion of claims are in the process of review. When a claim has been denied and there has not been communication with the counterparty for six months, Merrill Lynch views these claims as inactive; however, they remain in the unresolved repurchase claims balance until resolution.

In addition to and not included in the total unresolved repurchase claims above, there are $1.3 billion in repurchase demands from a master servicer where Merrill Lynch believes the claimant has not satisfied the contractual thresholds to direct the securitization trustee to take action and/or that these demands are otherwise procedurally or substantively invalid. Merrill Lynch does not believe the $1.3 billion in demands received represents valid repurchase claims, and therefore it is not possible to predict the resolution with respect to such demands.

Cash Settlements

As presented in the table below, during the three months ended March 31, 2013 and March 31, 2012, Merrill Lynch paid $21 million and $11 million to resolve $16 million and $11 million, respectively, of repurchase claims through repurchase or reimbursement to investors or securitization trusts for losses they incurred, resulting in a loss on the related loans at the time of repurchase or reimbursement of $18 million and $11 million.

(dollars in millions)
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Claims resolved (1)	$16	$11

Repurchases	$3	$—
Indemnification payments	18	11
Total	$21	$11
(1) Represents unpaid principal balance.

Liability for Representations and Warranties

The liability for representations and warranties is included in Interest and other payables on the Condensed Consolidated Balance Sheets, and the related provision is included in Non-interest expenses on the Condensed Consolidated Statements of Loss. The liability for representations and warranties is established when those obligations are both probable and reasonably estimable.

Merrill Lynch's estimated liability at March 31, 2013 for representations and warranties exposures and the corresponding range of possible loss considers, and is necessarily dependent on, and limited by, a number of factors, including, depending on the counterparty, actual defaults, projected future defaults, historical loss experience, estimated home prices, other economic conditions, estimated probability that a repurchase claim will be received, including consideration of whether presentation thresholds will be met, number of payments made by the borrower prior to default and estimated probability that a loan will be required to be repurchased as well as other relevant facts and circumstances, such as bulk settlements, including those of its affiliates, and identity of the counterparty or type of counterparty, as Merrill Lynch believes appropriate.

Additional factors that impact the non-GSE representations and warranties liability and the portion of the estimated range of possible loss corresponding to non-GSE representations and warranties exposures include: (1) contractual material adverse effect requirements; (2) the representations and warranties provided; and (3) the requirement to meet certain presentation thresholds. For information on these factors, see Note 14 to the Consolidated Financial Statements included in Merrill Lynch's 2012 Annual Report.

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

The table below presents a rollforward of the liability for representations and warranties and includes the provisions for representation and warranties exposure recorded in the three months ended March 31, 2013 and March 31, 2012.

(dollars in millions)
	Three Months Ended March 31,
	2013	2012
Balance, beginning of period	$2,011	$2,847
Indemnification payments	(18)	(11)
Provision	15	11
Balance, end of period	$2,008	$2,847

The estimate of the liability for representations and warranties is based on currently available information, significant judgment and a number of other factors that are subject to change. Changes to any one of these factors could significantly impact the estimate of the liability and could have a material adverse impact on Merrill Lynch's results of operations for any particular period.

Estimated Range of Possible Loss

The representations and warranties liability represents Merrill Lynch's best estimate of probable incurred losses as of March 31, 2013. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. In addition, the BNY Mellon Settlement did not provide sufficient experience related to certain private-label securitizations sponsored by whole-loan investors. As it relates to certain private-label securitizations sponsored by whole-loan investors and certain whole loan sales, it is not possible to determine whether a loss has occurred or is probable and, therefore, no representations and warranties liability has been recorded in connection with these transactions.

Merrill Lynch currently estimates that the range of possible loss for all representations and warranties exposures, consisting primarily of non-GSE exposures, could be up to $1.1 billion over accruals at March 31, 2013, which remains the same as reported at December 31, 2012. This estimated range of possible loss related to representations and warranties exposures does not represent a probable loss and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. Merrill Lynch's estimated range of possible loss related to representations and warranties exposures does not include possible losses related to monoline insurers.

Future provisions and/or ranges of possible loss for representations and warranties exposures may be significantly impacted if actual experiences are different from Merrill Lynch's assumptions in its predictive models, including, without limitation, those regarding the ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, economic conditions, estimated home prices, consumer and counterparty behavior, and a variety of other judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or this estimated range of possible loss. For example, an appellate court, in the context of claims brought by a monoline insurer, recently disagreed with the interpretation of an affiliate of Merrill Lynch that a loan must be in default in order to satisfy the underlying agreements' requirement that a breach have a material and adverse effect. If that decision is extended to non-monoline contexts, it could significantly impact the provision and/or Merrill Lynch's estimated range of possible loss.

Additionally, if court rulings related to monoline litigation, including one related to an affiliate of Merrill Lynch, that have allowed sampling of loan files instead of requiring a loan-by-loan review to determine if a representations and warranties breach has occurred, are followed generally by the courts in future monoline litigation, private-label securitization counterparties may view litigation as a more attractive alternative as compared to a loan-by-loan review. Finally, although Merrill Lynch believes that the representations and warranties typically given in non-GSE transactions are less rigorous and actionable than those given in GSE transactions, Merrill Lynch does not have significant experience resolving loan-level claims in non-GSE transactions to measure the impact of these differences on the probability that a loan will be required to be repurchased.

The liability for representations and warranties exposures and the corresponding estimated range of possible loss for these representations and warranties exposures do not include any losses related to litigation matters disclosed herein or in Note 14 to the Consolidated Financial Statements included in our 2012 Annual Report, nor do they include any potential securities law or fraud claims or potential indemnity or other claims against Merrill Lynch. Merrill Lynch is not able to reasonably estimate the amount of any possible loss with respect to any such securities law, fraud or other claims against Merrill Lynch (except to the extent reflected in the aggregate estimated range of possible loss for litigation and regulatory matters disclosed herein); however, such loss could be material.

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

In private-label securitizations, certain presentation thresholds need to be met in order for investors to direct a trustee to bring repurchase claims. Merrill Lynch and its affiliates have had limited experience with loan-level private-label securitization repurchases as the number of valid repurchase claims received has been limited. In the three months ended March 31, 2013, Merrill Lynch received $1.1 billion of new repurchase claims, primarily from private-label securitization trustees. Over time, there has been an increase in requests for loan files from certain private-label securitization trustees. Merrill Lynch believes it is likely that these requests will lead to a continued increase in repurchase claims from private-label securitization trustees with standing to bring such claims. In addition, private label securitization trustees may have obtained loan files through other means, including litigation and administrative subpoenas. The representations and warranties, as governed by the private-label securitization agreements, generally require that counterparties have the ability to both assert a claim and actually prove that a loan has an actionable defect under the applicable contracts. While Merrill Lynch believes the agreements for private-label securitizations generally contain less rigorous representations and warranties and place higher burdens on claimants seeking repurchases than the express provisions of comparable agreements with the GSEs, without regard to any variations that may have arisen as a result of dealing with the GSEs, the agreements generally include a representation that underwriting practices were prudent and customary. In the case of private-label securitization trustees, there is currently no established process in place for the parties to reach a conclusion on an individual loan if there is a disagreement on the resolution of the claim.

As of March 31, 2013, the notional amount of unresolved repurchase claims submitted by private-label securitization trustees or whole-loan investors was approximately $6.8 billion. Merrill Lynch has performed an initial review with respect to $6.1 billion of these claims and does not believe a valid basis for repurchase has been established by the claimant, and is still in the process of reviewing the remaining $0.7 billion of these claims.

Note 15.	Employee Benefit Plans

Merrill Lynch provides pension and other postretirement benefits to its employees worldwide through sponsorship of defined contribution pension, defined benefit pension and other postretirement plans. These plans vary based on the country and local practices. The Bank of America Corporation Corporate Benefits Committee has overall responsibility for the administration of all of Merrill Lynch's employee benefit plans. Merrill Lynch continues as the plan sponsor. See Note 15 to the Consolidated Financial Statements contained in the 2012 Annual Report for a complete discussion of employee benefit plans.
Defined Benefit Pension Plans

Merrill Lynch previously purchased an annuity contract that guarantees the payment of benefits vested under a U.S. defined benefit pension plan that was terminated (the “U.S. terminated pension plan”) in accordance with the applicable provisions of ERISA. Merrill Lynch, under a supplemental agreement, may be responsible for, or benefit from, actual experience and investment performance of the annuity assets. Merrill Lynch made no contribution under this agreement for the three months ended March 31, 2013 and 2012. Contributions may be required in the future under this agreement.

The net periodic benefit (income) cost of the U.S. defined benefit pension plans, non-U.S. defined benefit pension plans and postretirement plans sponsored by Merrill Lynch for the three months ended March 31, 2013 and 2012 included the following components:

(dollars in millions)
	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	U.S. Defined Benefit Pension Plans	Non-U.S. Defined Benefit Pension Plans	Postretirement Plans(1)	U.S. Defined Benefit Pension Plans	Non-U.S. Defined Benefit Pension Plans	Postretirement Plans(1)
Service cost	$—	$8	$1	$—	$9	$1
Interest cost	20	22	3	22	20	4
Expected return on plan assets	(28)	(28)	—	(38)	(30)	—
Amortization of prior service cost	—	—	1	—	—	1
Amortization of net actuarial losses (gains)	3	1	(1)	1	(2)	2
Recognized gain due to settlements and curtailments	—	(7)	—	—	—	—
Net periodic benefit (income) cost	$(5)	$(4)	$4	$(15)	$(3)	$8
(1)Approximately 93% and 96% of the postretirement benefit obligation at March 31, 2013 and March 31, 2012 relates to the U.S. postretirement plan.

For the full year 2013, Merrill Lynch expects to contribute approximately $1 million to its nonqualified pension plans, $79 million to its non-U.S. pension plans, and $19 million to its postretirement health and life plans. Through the first quarter of 2013, Merrill Lynch has contributed $58 million to the non-U.S. pension plans and $5 million to its postretirement health and life plans.

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
Securities Regulation
As a registered broker-dealer and futures commission merchant, MLPF&S is subject to the uniform net capital requirements of SEC Rule 15c3-1, and the Commodities Futures Trading Commission's ("CFTC") Regulation 1.17. MLPF&S has elected to compute the minimum capital requirement in accordance with the “Alternative Net Capital Requirement” as permitted by SEC Rule 15c3-1. At March 31, 2013, MLPF&S’s regulatory net capital as defined by Rule 15c3-1 was $10.2 billion and exceeded the minimum requirement of $776 million by $9.4 billion.
In accordance with the Alternative Net Capital Requirement, MLPF&S is required to maintain tentative net capital in excess of $1.0 billion, net capital in excess of $500 million, and notify the SEC in the event its tentative net capital is less than $5.0 billion. As of March 31, 2013, MLPF&S had tentative net capital and net capital in excess of the minimum and notification requirements.
Merrill Lynch International ("MLI"), a U.K. regulated investment firm, was subject to capital requirements of the U.K.’s Financial Services Authority (the "FSA"). Financial resources, as defined, must exceed the total financial resources requirement set by the FSA. At March 31, 2013, MLI’s financial resources were $20.1 billion, exceeding the minimum requirement by $4.0 billion. Effective April 1, 2013, the U.K. abolished the FSA, replacing it with two new regulators, the Prudential Regulatory Authority and the Financial Conduct Authority.

Merrill Lynch Japan Securities Co., Ltd. ("MLJS"), a Japan-based regulated broker-dealer, is subject to capital requirements of the Japanese Financial Services Agency (“JFSA”). Net capital, as defined, must exceed 120% of the total risk equivalents requirement of the JFSA. At March 31, 2013, MLJS’s net capital was $2.5 billion, exceeding the minimum requirement by $1.7 billion.
Banking Regulation
Merrill Lynch International Bank Limited ("MLIB"), an Ireland-based regulated bank, is subject to the capital requirements of the Central Bank of Ireland. MLIB is required to meet minimum regulatory capital requirements under the European Union (“EU”) banking law as implemented in Ireland by the Central Bank of Ireland. At March 31, 2013, MLIB’s financial resources were $13.7 billion, exceeding the minimum requirement by $4.0 billion.

Note 17.	Sale of International Wealth Management Business

In 2012, Merrill Lynch entered into agreements to sell its International Wealth Management ("IWM") business based outside of the U.S., subject to regulatory approval in multiple jurisdictions, and the first of a series of closings occurred in February 2013. During the three months ended March 31, 2013, Merrill Lynch recorded a loss of approximately $80 million associated with certain initial costs incurred with the sale of the IWM business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report on Form 10-Q, the documents that it incorporates by reference and the documents into which it may be incorporated by reference may contain, and from time to time Merrill Lynch & Co., Inc. (“ML & Co. and, together with its subsidiaries, “Merrill Lynch,” the “Company,” "we,” “our” or “us”) and its management may make certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, “we,” “us” and “our” may refer to ML & Co. individually, ML & Co. and its subsidiaries, or certain of ML & Co.'s subsidiaries or affiliates. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “expects,” “anticipates,” “believes,” “estimates,” “targets,” “intends,” “plans,” “goal” and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.” The forward-looking statements made represent the current expectations, plans or forecasts of Merrill Lynch regarding its future results and revenues and future business and economic conditions more generally, including statements concerning: expectations regarding the timing and impact of proposed United Kingdom ("U.K.") corporate income tax rate reductions; the expectation that unresolved repurchase claims related to private-label securitization trustees will continue to increase; the resolution of representations and warranties repurchase and other claims; the final resolution of the BNY Mellon Settlement; the estimates of liability and range of possible loss for representations and warranties repurchase claims; the possibility that future representations and warranties losses may occur in excess of the amounts recorded for those exposures; Merrill Lynch's intention to vigorously contest any requests for repurchase for which it concludes that a valid basis does not exist; that swap dealers will continue to be subject to additional Commodity Futures Trading Commission rules as and when such rules take effect; effects of the ongoing debt crisis in certain European countries, including the expectation of continued market volatility, the expectation that Merrill Lynch will continue to support client activities in the region and that exposures may vary over time as Merrill Lynch monitors the situation and manages its risk profile; liquidity; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act; that it is our objective to maintain high-quality credit ratings; the estimated range of possible loss from and the impact on Merrill Lynch of various legal proceedings discussed in Note 14 to the Condensed Consolidated Financial Statements; Bank of America's intentions to streamline its organizational structure and reduce complexity and costs by reducing the number of its subsidiaries, and that Bank of America may, subject to applicable regulatory approvals, consents and other conditions of closing, merge ML & Co. with and into Bank of America Corporation; and other matters relating to Merrill Lynch. The foregoing is not an exclusive list of all forward-looking statements we make. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond our control. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, and in any of ML & Co.'s subsequent Securities and Exchange Commission (“SEC”) filings: Merrill Lynch's ability to resolve its representations and warranties repurchase claims made by monolines and private-label and other investors, including as a result of any adverse court rulings, and the chance that we could face related securities, fraud, indemnity or other claims from one or more of the monolines or private-label and other investors; uncertainties about the financial stability of several countries in the European Union (the "EU"), the risk that those countries may default on their sovereign debt and related stresses on financial markets, the Euro and the EU and Merrill Lynch's exposures to such risks, including direct, indirect and operational; the negative impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act on Merrill Lynch's businesses and earnings, including as a result of additional regulatory interpretation and rulemaking; adverse changes to Merrill Lynch's credit ratings from the major credit rating agencies; estimates of the fair value of certain of Merrill Lynch's assets and liabilities; unexpected claims, damages and fines resulting from pending or future litigation and regulatory proceedings;

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

Intragroup Reorganization

On November 1, 2012, in connection with an intragroup reorganization involving Bank of America and a number of its subsidiaries, Merrill Lynch acquired two affiliated companies and their respective subsidiaries from Bank of America. The acquisition was effected through a non-cash capital contribution from Bank of America. In accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, Merrill Lynch's Condensed Consolidated Financial Statements appearing in Part I, Item 1 of this Form 10-Q include the historical results of the acquired affiliated companies and their subsidiaries as if the transaction had occurred as of January 1, 2009, the date at which all the affected entities were first under the common control of Bank of America. Merrill Lynch has recorded the assets and liabilities acquired in connection with the transaction at their historical carrying values.

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

EXECUTIVE OVERVIEW

We reported a net loss of $207 million for the three months ended March 31, 2013 compared with a net loss of $1.6 billion for the three months ended March 31, 2012. Revenues, net of interest expense (“net revenues”) for the three months ended March 31, 2013 were $6.3 billion compared with $4.8 billion for the three months ended March 31, 2012. Our pre-tax losses were $336 million and $1.8 billion for the three months ended March 31, 2013 and March 31, 2012, respectively.

The improvement in our net results for the three months ended March 31, 2013 was primarily driven by an increase in our net revenues. Such increase was primarily driven by higher principal transaction revenues due to the valuation of certain of our liabilities as compared with the prior year period. During the three months ended March 31, 2013, we recorded net losses of $34 million due to the impact of the narrowing of Merrill Lynch's credit spreads on the carrying value of certain of our long-term debt liabilities, primarily structured notes, as compared with net losses of $2.1 billion recorded in the three months ended March 31, 2012 from such long-term debt liabilities. We also recorded losses of $77 million in the three months ended March 31, 2013 due to the impact of net valuation adjustments associated with changes in our credit spreads on the fair value of certain derivative liabilities (i.e., the debit valuation adjustment or "DVA") as compared with losses from DVA of $696 million in the prior year period. Our net results also reflected a more favorable effective income tax rate for the three months ended March 31, 2013 as compared with the prior year period. These items were partially offset by lower revenues from our fixed income trading activities and lower Other revenues as compared with the prior year period.

Transactions with Bank of America

We have entered into various transactions with Bank of America, including transactions in connection with certain sales and trading and financing activities, as well as the allocation of certain shared services. Total net revenues and non-interest expenses related to transactions with Bank of America for the three months ended March 31, 2013 were $305 million and $562 million, respectively. Such net revenues and non-interest expenses for the three months ended March 31, 2012 were $270 million and $426 million, respectively. Net revenues and non-interest expenses for both periods included intercompany service fee revenues and expenses from Bank of America associated with allocations of certain centralized or shared business activities between Merrill Lynch and Bank of America. See Note 2 to the Condensed Consolidated Financial Statements for further information.

On January 6, 2013, Bank of America entered into an agreement with Fannie Mae ("FNMA") to resolve substantially all outstanding and potential repurchase and certain other claims relating to the origination, sale and delivery of certain residential mortgage loans. As part of the agreement, Bank of America repurchased for $6.6 billion certain residential mortgage loans that had previously been sold to FNMA, which Bank of America valued at less than the purchase price.  The majority of such loans are held by Merrill Lynch. See Note 10 to the Condensed Consolidated Financial Statements for further information.

Other Events

MBIA Settlement

On May 7, 2013, Bank of America entered into a comprehensive settlement (the “MBIA Settlement”) with MBIA, Inc. and certain of its affiliates (“MBIA”) to resolve all outstanding litigation between the parties, as well as other claims between the parties. Under the MBIA Settlement, all pending litigation between the parties will be dismissed and each party will receive a global release of those claims. In connection with the MBIA Settlement, the parties will also terminate various credit default swap (“CDS”) transactions in connection with commercial mortgage-backed securities (“CMBS”). Collectively, those CDS transactions had a notional value of $7.4 billion and a fair value of $813 million as of March 31, 2013, and, in connection with the MBIA Settlement, MBIA will terminate its CDS with Merrill Lynch, and Bank of America will pay to Merrill Lynch the value of such terminated CDS.

Additionally, Merrill Lynch recorded a charge of $300 million related to the write-down of a receivable from MBIA, which was attributable to the increased risk of MBIA going into rehabilitation or liquidation proceedings in the near term. This write-down was considered to be a subsequent event under the applicable accounting guidance, and was recorded as a reduction to Other revenues in the Condensed Consolidated Statements of Loss for the three months ended March 31, 2013. For further information, see “Results of Operations - Three Months Ended March 31, 2013 Compared With Three Months Ended March 31, 2012” and Note 6 to the Condensed Consolidated Financial Statements.

U.K. Corporate Income Tax Rate Change

A proposal to further reduce the U.K. corporate income tax rate by three percent to 20% is expected to be enacted in July 2013.  It is expected that two percent of the reduction will be effective on April 1, 2014 and the additional one percent reduction will be effective on April 1, 2015. These reductions would favorably affect income tax expense on future U.K. earnings, but also would require us to remeasure our U.K. net deferred tax assets using the lower rates in the period of enactment. Upon enactment, and assuming no change in the deferred tax asset balance, we would expect to record a charge to income tax expense of approximately $1.2 billion for these aggregate reductions.

Regulatory Matters

U.K. Regulatory Framework

Prior to April 1, 2013, our financial services operations in the U.K. were subject to regulation by and supervision of the Financial Services Authority (the "FSA"). On April 1, 2013, the U.K. abolished the FSA, replacing it with two new regulators, the Prudential Regulatory Authority (the "PRA") and the Financial Conduct Authority (the "FCA"). The PRA operates as a subsidiary of the Bank of England with responsibility for prudential regulation and supervision of banks, insurers and systemically significant investment firms. The FCA regulates and supervises the market conduct of all U.K. financial firms and prudentially regulates those firms not within the scope of the PRA. Our financial services operations in the U.K. are now subject to regulation and supervision by both the PRA and FCA.

Financial Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Financial Reform Act"), which was signed into law on July 21, 2010, enacted sweeping financial regulatory reform and has altered and will continue to alter the way in which we conduct certain businesses, increase our costs and reduce our revenues. Many aspects of the Financial Reform Act remain subject to final rulemaking that will take effect over several years, making it difficult to anticipate the precise impact on us, our customers or the financial services industry.

Derivatives

The Financial Reform Act includes measures to broaden the scope of derivative instruments subject to regulation by requiring clearing and exchange trading of certain derivatives; imposing new capital, margin, reporting, registration and business conduct requirements for certain market participants; and imposing position limits on certain over-the-counter ("OTC") derivatives. The Financial Reform Act grants the Commodity Futures Trading Commission (the "CFTC") and the SEC substantial new authority and requires numerous rulemakings by these agencies. Swap dealers conducting dealing activity with U.S. persons above a specified dollar threshold were required to register with the CFTC on or before December 31, 2012. We registered Merrill Lynch Commodities, Inc., Merrill Lynch Capital Services, Inc., Merrill Lynch Financial Markets, Inc., Merrill Lynch International and Merrill Lynch International Bank Limited as swap dealers on December 31, 2012. Upon registration, swap dealers became subject to additional CFTC rules relating to business conduct and reporting, and will continue to become subject to additional CFTC rules as and when such rules take effect. Those rules include, but are not limited to, measures that require clearing and exchange trading of certain derivatives, new capital and margin requirements for certain market participants, and additional reporting requirements for derivatives under the jurisdiction of the CFTC. The CFTC also granted relief from some of the rules that would have become effective during the fourth quarter of 2012, delaying the application of most external business conduct requirements until May 1, 2013 (with a further delay to May 15, 2013 for prime brokerage arrangements) and trading relationship and trade processing rules until July 1, 2013.  Real-time and regulatory reporting requirements for all derivatives subject to CFTC jurisdiction became effective for swap dealers in the first quarter of 2013.  The Financial Reform Act will also require Bank of America, N.A. to “push out” certain derivatives activity to one or more non-bank affiliates, including, potentially, Merrill Lynch and Co., Inc. and affiliates, as of July 13, 2013, although the effective date for this requirement may be extended for up to two years at the option of the relevant banking regulators in consultation with the SEC and CFTC.

While the CFTC has provided temporary exemptive relief from application of derivatives requirements of the Financial Reform Act for certain non-U.S. derivatives activity, there remains some uncertainty as to how the derivatives requirements of the Financial Reform Act will apply to non-U.S. derivatives activity because the CFTC has not yet adopted final cross-border guidance.

The CFTC has completed much of its other rulemakings, with the exception of final margin, capital and exchange trading rules, while the SEC has finalized a small number of clearing-related rules. The ultimate impact of the derivatives regulations that have not yet been finalized and the time it will take to comply remain uncertain. The final regulations will impose additional operational and compliance costs on us and may require us to restructure certain businesses and may negatively impact our results of operations.

For information regarding other significant regulatory matters, see Item 1A. "Risk Factors" in our 2012 Annual Report on Form 10-K.

Sale of International Wealth Management Business
In 2012, we entered into agreements to sell our International Wealth Management ("IWM") business based outside of the U.S., subject to regulatory approval in multiple jurisdictions, and the first of a series of closings occurred in February 2013. During the three months ended March 31, 2013, we recorded a loss of approximately $80 million associated with certain initial costs incurred with the sale of the IWM business.

RESULTS OF OPERATIONS
(dollars in millions)
	For The Three Months Ended March 31, 2013	For The Three Months Ended March 31, 2012	% Change Between the Three Months Ended March 31, 2013 and the Three Months Ended March 31, 2012
Revenues
Principal transactions	$2,144	$(166)	N/M
Commissions	1,379	1,355	2%
Managed account and other fee-based revenues	1,395	1,287	8
Investment banking	1,416	1,204	18
(Loss) earnings from equity method investments	(46)	157	N/M
Intercompany service fee revenue from Bank of America	240	167	44
Other revenues(1)	(382)	777	N/M
Subtotal	6,146	4,781	29
Interest and dividend revenues	1,714	1,891	(9)
Less interest expense	1,543	1,907	(19)
Net interest income (expense)	171	(16)	N/M
Revenues, net of interest expense	6,317	4,765	33
Non-interest expenses
Compensation and benefits	4,529	4,514	—
Communications and technology	343	439	(22)
Occupancy and related depreciation	295	305	(3)
Brokerage, clearing, and exchange fees	304	282	8
Advertising and market development	117	108	8
Professional fees	225	195	15
Office supplies and postage	23	28	(18)
Provision for representations and warranties	15	11	36
Intercompany service fee expense from Bank of America	444	394	13
Other	358	306	17
Total non-interest expenses	6,653	6,582	1
Pre-tax loss	(336)	(1,817)	(82)
Income tax benefit	(129)	(211)	(39)
Net loss	$(207)	$(1,606)	(87)

(1)
Amounts include other income and other-than-temporary impairment losses on available-for-sale debt securities. The other-than-temporary impairment losses were $0 million and $2 million for the three months ended March 31, 2013 and March 31, 2012, respectively.

N/M = Not meaningful.

Quarterly Consolidated Results of Operations

Our net loss for the three months ended March 31, 2013 was $207 million compared with a net loss of $1.6 billion for the three months ended March 31, 2012. Net revenues for the three months ended March 31, 2013 were $6.3 billion compared with $4.8 billion in the prior year period.

Three Months Ended March 31, 2013 Compared With Three Months Ended March 31, 2012

Principal transactions revenues include both realized and unrealized gains and losses on trading assets and trading liabilities and investment securities classified as trading. Principal transactions revenues were $2.1 billion for the three months ended March 31, 2013 compared with negative $166 million for the three months ended March 31, 2012. The increase was primarily driven by revenues associated with the valuation of certain of our liabilities. In the three months ended March 31, 2013, we recorded net losses of $34 million due to the impact of the narrowing of Merrill Lynch's credit spreads on the carrying value of certain of our long-term debt liabilities, primarily structured notes, as compared with net losses of $2.1 billion recorded in the three months ended March 31, 2012 from such long-term debt liabilities. We also recorded losses from DVA of $77 million in the three months ended March 31, 2013 compared with losses from DVA of $696 million in the prior year period. Higher trading revenues from equity products also contributed to the increase in principal transactions revenues. These increases were partially offset by lower fixed income trading revenues as compared with the prior year period, primarily in our credit products and commodities businesses. Revenues from credit products declined due to less favorable market conditions, as spread tightening was more significant during the prior year period as compared with the first quarter of 2013. The decline in commodities revenues primarily reflected less favorable market conditions as compared with the prior year period.

Net interest income (expense) is a function of (i) the level and mix of total assets and liabilities, including trading assets, deposits, financing and lending transactions, and trading strategies associated with our businesses, and (ii) the prevailing level, term structure and volatility of interest rates. Net interest income (expense) is an integral component of trading activity. In assessing the profitability of our client facilitation and trading activities, we view principal transactions and net interest income (expense) in the aggregate as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause the mix of principal transactions and net interest income (expense) to fluctuate from period to period. Net interest income was $171 million for the three months ended March 31, 2013 compared with net interest expense of $16 million in the three months ended March 31, 2012. The fluctuation was primarily due to lower financing costs, partially offset by lower net interest revenues generated from our trading activities.

Commissions revenues primarily arise from agency transactions in listed and OTC equity securities and commodities and options. Commissions revenues also include distribution fees for promoting and distributing mutual funds. Commissions revenues were $1.4 billion for the three months ended March 31, 2013, an increase of 2% from the prior year period. The increase was primarily attributable to higher revenues from our global equity products business and our global wealth management business.

Managed account and other fee-based revenues primarily consist of asset-priced portfolio service fees earned from the administration of separately managed and other investment accounts for retail investors, annual account fees, and certain other account-related fees. Managed account and other fee-based revenues were $1.4 billion for the three months ended March 31, 2013, an increase of 8% from the prior year period. The increase was attributable to higher fee-based revenues from our global wealth management activities, driven by increased client assets resulting from client flows and market levels.

Investment banking revenues primarily include fees for the underwriting and distribution of debt, equity and loan products, and fees for advisory services. Total investment banking revenues were $1.4 billion for the three months ended March 31, 2013, an increase of 18% from the prior year, primarily due to higher revenues from underwriting and advisory activities during the quarter. Underwriting revenues increased 18% to $1.2 billion, which was primarily driven by higher revenues from debt issuances. Revenues from advisory services increased 17% to $236 million.

Earnings from equity method investments include our pro rata share of income and losses associated with investments accounted for under the equity method of accounting. Earnings from equity method investments were negative $46 million for the three months ended March 31, 2013 compared with positive $157 million for the prior year period. The decrease reflected lower revenues from certain equity method investments. See Note 8 to the Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K for further information on equity method investments.

Intercompany service fee revenues from Bank of America include revenues associated with the provision of certain shared business activities with Bank of America. Intercompany service fee revenues from Bank of America were $240 million in the three months ended March 31, 2013 compared with $167 million in the prior year period. The increase was driven by higher fees earned from Bank of America in connection with certain shared brokerage and trading activities.

Other revenues include gains and losses on investment securities, including certain available-for-sale securities, gains and losses on private equity investments, and gains and losses on loans and other miscellaneous items. Other revenues were negative $382 million for the three months ended March 31, 2013 as compared with positive $777 million for the three months ended March 31, 2012. Other revenues for the three months ended March 31, 2013 included a charge of approximately $450 million to write-down a receivable from MBIA, of which $300 million was attributable to increased risk of MBIA going into rehabilitation or liquidation proceedings in the near term. The decrease in other revenues also reflected lower revenues from certain investments and loans, as well as a loss of approximately $80 million associated with certain initial costs incurred with the sale of our IWM business. In addition, other revenues for the three months ended March 31, 2012 included gains of $328 million resulting from the repurchase and retirement of certain of our long-term borrowings.

Compensation and benefits expenses were $4.5 billion in the three months ended March 31, 2013, a marginal increase over the prior year period.

Non-compensation expenses were $2.1 billion in both the three months ended March 31, 2013 and March 31, 2012. Communications and technology expenses decreased 22% to $343 million due primarily to lower technology equipment and systems consulting costs. Professional fees were $225 million, an increase of 15%, primarily reflecting higher legal and other professional fees. Intercompany service fee expenses from Bank of America were $444 million in the three months ended March 31, 2013 compared with $394 million in the prior year period. The increase reflected a higher level of allocated expenses from Bank of America. Other expenses were $358 million, an increase of 17% from the prior year period. The increase was primarily driven by higher litigation-related expenses, partially offset by lower expense associated with non-controlling interests of certain principal investments.

The income tax benefit for the three months ended March 31, 2013 was $129 million compared with an income tax benefit of $211 million for the three months ended March 31, 2012. The effective tax rate was 38.4% for the three months ended March 31, 2013 compared with 11.6% in the prior year period.

The effective tax rate for the three months ended March 31, 2013 included the impact of net recurring tax preference items (such as tax exempt income) that reduced our full year estimated effective tax rate. The appropriate application of the low full year tax rate to the first quarter pre-tax loss resulted in a smaller income tax benefit from the loss. This was partially offset by an increase in the estimate of foreign tax credits recognized in the U.S. from the fourth quarter 2012 repatriation of the earnings of certain non-U.S. subsidiaries that was recorded in the three months ended March 31, 2013, which increased the 2013 effective tax rate compared to what it otherwise would have been.

The effective tax rate for the three months ended March 31, 2012 was driven by net recurring tax preference items (such as tax exempt income), which reduce our full year estimated effective tax rate. Even though the estimated full year effective tax rate contains net preference items, the appropriate application of the low full year tax rate to the first quarter pre-tax loss resulted in a smaller income tax benefit from the loss. In addition, a true-up of final settlement of certain income tax audits was recorded in the three months ended March 31, 2012, which increased the 2012 effective rate compared to what it otherwise would have been.

Items such as the U.K. corporate income tax rate change referred to below may affect our income tax rate later this year.

A proposal to further reduce the U.K. corporate income tax rate by three percent to 20% is expected to be enacted in July 2013. For additional information, see "Executive Overview - Other Events - U.K. Corporate Income Tax Rate Change.”

OFF-BALANCE SHEET EXPOSURES
As a part of our normal operations, we enter into various off-balance sheet arrangements that may require future payments. The table and discussion below outline our significant off-balance sheet arrangements, as well as their future expirations, as of March 31, 2013. See Note 14 to the Condensed Consolidated Financial Statements for further information.

(dollars in millions)
	Expiration
	Maximum Payout	Less than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Standby liquidity facilities	$108	$92	$3	$—	$13
Residual value guarantees	320	320	—	—	—
Standby letters of credit and other guarantees	386	287	72	20	7

Standby Liquidity Facilities

We provide standby liquidity facilities primarily to certain unconsolidated municipal bond securitization variable interest entities (“VIEs”). In these arrangements, we are required to fund these standby liquidity facilities if certain contingent events take place (e.g., a failed remarketing) and in certain cases if the fair value of the assets held by the VIE declines below the stated amount of the liquidity obligation. The potential exposure under the facilities is mitigated by economic hedges and/or other contractual arrangements entered into by Merrill Lynch. See Note 9 to the Condensed Consolidated Financial Statements for further information.
Residual Value Guarantees
At March 31, 2013, residual value guarantees of $320 million consist of amounts associated with certain power plant facilities. Payments under these guarantees would be required only if the fair value of such assets declined below their guaranteed value as (i) Merrill Lynch believes that the estimated fair value of such assets was in excess of their guaranteed value and/or (ii) there is a very remote risk of future payment pursuant to the remaining contractual provisions.
Standby Letters of Credit
At March 31, 2013, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $0.4 billion.

Representations and Warranties

Background

In prior years, Merrill Lynch and certain of its subsidiaries, including First Franklin Financial Corporation (“First Franklin”), sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations (in a limited number of these securitizations, monolines insured all or some of the securities) or in the form of whole loans. Most of the loans sold in the form of whole loans were subsequently pooled into private-label securitizations sponsored by the third-party buyer of the whole loans. In addition, Merrill Lynch and First Franklin securitized first-lien residential mortgage loans generally in the form of mortgage-backed securities guaranteed by the government-sponsored enterprises (the "GSEs"). In connection with these transactions, we made various representations and warranties. Breaches of these representations and warranties may result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to the GSEs, whole-loan investors, securitization trusts or monoline insurers (collectively, “repurchases”). In all such cases, we would be exposed to any credit loss on the repurchased mortgage loans after accounting for any mortgage insurance or mortgage guarantee payments that we may receive.

Subject to the requirements and limitations of the applicable sales and securitization agreements, these representations and warranties can be enforced by the GSEs, the whole-loan investor, the securitization trustee, or others as governed by the applicable agreement or, in a limited number of first-lien and home equity securitizations where monoline insurers have insured all or some of the securities issued, by the monoline insurer, where the contract so provides. In the case of private-label securitizations, the applicable agreements may permit investors, which may include the GSEs, with contractually sufficient holdings to direct or influence action by the securitization trustee. In the case of loans sold to parties other than the GSEs, the contractual liability to repurchase typically arises only if there is a breach of the representations and warranties that materially and adversely affects the interest of the investor, or investors, or of the monoline insurer (as applicable) in the loan. Contracts with the GSEs do not contain equivalent language.

For additional information about accounting for representations and warranties and our representations and warranties repurchase claims and exposures, see Note 14 to the to the Consolidated Financial Statements and Item 1A. "Risk Factors" in our 2012 Annual Report on Form 10-K.

Settlement Actions

We have vigorously contested any request for repurchase when we conclude that a valid basis for repurchase does not exist and will continue to do so in the future. We may reach settlements in the future if opportunities arise on terms we believe to be advantageous. Certain Merrill Lynch affiliates have settled, or entered into agreements to settle, certain bulk representations and warranties claims, including Bank of America's settlement with a trustee (the “Trustee”) for certain private-label securitization trusts in the second quarter of 2011 (the “BNY Mellon Settlement”).

The BNY Mellon Settlement, entered into in June 2011, is subject to final court approval and certain other conditions. The court approval hearing on the settlement is scheduled to begin on May 30, 2013. Although Bank of America and Merrill Lynch are not parties to the proceeding, certain of Bank of America's rights and obligations under the settlement agreement are conditioned on final court approval of the settlement.

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

The notional amount of unresolved claims from private-label securitization trustees, whole-loan investors and others increased to $6.8 billion at March 31, 2013 compared with $5.8 billion at December 31, 2012. The increase in the notional amount of unresolved repurchase claims is primarily due to the continued submission of claims by private-label securitization trustees, claim quality and the lack of an established process to resolve disputes related to these claims. We anticipated an increase in aggregate non-GSE claims at the time of the BNY Mellon Settlement in June 2011, and such increase in aggregate non-GSE claims was taken into consideration in developing the increase in our representations and warranties liability at that time. We expect unresolved repurchase claims related to private-label securitizations to continue to increase as claims continue to be submitted by private-label securitization trustees, and there is not an established process for the ultimate resolution of claims on which there is a disagreement. The documents governing private-label securitizations require repurchase claimants to show that a breach of representations and warranties had a material adverse impact on the claimant. We believe this to mean that the claimant is required to prove that the breach caused a loss to investors in the trust (or in certain cases, to the monoline insurer or other financial guarantor). We also believe that many of the defaults observed in private-label securitizations have been, and continue to be, driven by external factors, such as the substantial depreciation in home prices, persistently high unemployment and other negative economic trends, diminishing the likelihood that breaches of representations and warranties, where present, caused a loss.

The table below presents unresolved representations and warranties claims by counterparty at March 31, 2013 and December 31, 2012. The unresolved repurchase claims include only claims where we believe that the counterparty has a basis to submit claims. During the three months ended March 31, 2013, we received $1,075 million of new repurchase claims, which consisted of approximately $1,037 million from private-label securitization trustees, $37 million from GSEs, and $1 million from whole-loan investors.

Unresolved Repurchase Claims by Counterparty
(dollars in millions)
	March 31, 2013	December 31, 2012
GSEs	$100	$93
Monoline	147	147
Whole-loan investors, private-label securitization trustees and other	6,806	5,805
Total	$7,053	$6,045

At March 31, 2013, the notional amount of unresolved repurchase claims was $7.1 billion. We have performed an initial review with respect to $6.3 billion of these claims and do not believe a valid basis for repurchase has been established by the claimants. We are still in the process of reviewing the remaining $0.8 billion of these claims. When a claim has been denied and there has not been communication with the counterparty for six months, Merrill Lynch views these claims as inactive; however, they remain in the unresolved repurchase claims balance until resolution.

In addition to, and not included in, the total unresolved repurchase claims above, there are $1.3 billion in repurchase demands from a master servicer where we believe the claimant has not satisfied the contractual thresholds to direct the securitization trustee to take action and/or that these demands are otherwise procedurally or substantively invalid. We do not believe the $1.3 billion in demands received represents valid repurchase claims, and therefore it is not possible to predict the resolution with respect to such demands.

Cash Settlements

As presented in the table below, during the three months ended March 31, 2013 and March 31, 2012, Merrill Lynch paid $21 million and $11 million to resolve $16 million and $11 million, respectively, of repurchase claims through repurchase or reimbursement to investors or securitization trusts for losses they incurred, resulting in a loss on the related loans at the time of repurchase or reimbursement of $18 million and $11 million.

dollars in millions
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Claims resolved (1)	$16	$11

Repurchases	$3	$—
Indemnification payments	18	11
Total	$21	$11
(1) Represents unpaid principal balance.

Liability for Representations and Warranties

The liability for representations and warranties is included in Interest and other payables on the Condensed Consolidated Balance Sheets, and the related provision is included in Non-interest expenses on the Condensed Consolidated Statements of Loss.

Our estimate of the liability at March 31, 2013 for representations and warranties exposures and the corresponding range of possible loss is based on currently available information, significant judgment, and a number of other factors and assumptions that are subject to change. For additional information, see Note 14 to the Condensed Consolidated Financial Statements.

The liability for representations and warranties exposures and the corresponding estimated range of possible loss for these representations and warranties exposures do not consider any losses related to litigation matters disclosed in Note 14 to the Condensed Consolidated Financial Statements, nor do they include any potential securities law or fraud claims or potential indemnity or other claims against us. We are not able to reasonably estimate the amount of any possible loss with respect to any such securities law, fraud or other claims against us, except to the extent reflected in the aggregate estimated range of possible loss for litigation and regulatory matters disclosed in Note 14 to the Condensed Consolidated Financial Statements; however, such loss could be material.

At March 31, 2013, the liability for representations and warranties was $2.0 billion.

Estimated Range of Possible Loss

Our estimated liability at March 31, 2013 for obligations under representations and warranties is necessarily dependent on, and limited by, a number of factors, including for private-label securitizations, the implied repurchase experience based on the BNY Mellon Settlement, as well as certain other assumptions and judgmental factors. Accordingly, future provisions associated with obligations under representations and warranties may be materially impacted if actual experiences are different from our historical experience or our understandings, interpretations or assumptions.

The representations and warranties liability represents our best estimate of probable incurred losses as of March 31, 2013. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. In addition, we have not recorded any representations and warranties liability for certain private-label securitizations sponsored by whole-loan investors, where we have little to no claim activity.

We currently estimate that the range of possible loss for all representations and warranties exposures, consisting primarily of non-GSE exposures, could be up to $1.1 billion over accruals at March 31, 2013, which remains the same as reported at December 31, 2012. The estimated range of possible loss related to these representations and warranties exposures does not represent a probable loss and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. Our estimated range of possible loss related to representations and warranties exposures does not include possible losses related to monoline insurers.

Future provisions and/or ranges of possible loss for representations and warranties may be significantly impacted if actual experiences are different from our assumptions in our predictive models, including, without limitation, those regarding the ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, economic conditions, estimated home prices, consumer and counterparty behavior, and a variety of other judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or this estimated range of possible loss. For example, an appellate court, in the context of claims brought by a monoline insurer, recently disagreed with the interpretation of an affiliate of ours that a loan must be in default in order to satisfy the underlying agreements' requirement that a breach have a material and adverse effect. If that decision is extended to non-monoline contexts, it could significantly impact our provision and/or our estimated range of possible loss.

Additionally, if court rulings related to monoline litigation, including one related to an affiliate of ours, that have allowed sampling of loan files instead of requiring a loan-by-loan review to determine if a representations and warranties breach has occurred, are followed generally by the courts in future monoline litigation, private-label securitization counterparties may view litigation as a more attractive alternative as compared to a loan-by-loan review. Finally, although we believe that the representations and warranties typically given in non-GSE transactions are less rigorous and actionable than those given in GSE transactions, we do not have significant experience resolving loan-level claims in non-GSE transactions to measure the impact of these differences on the probability that a loan will be required to be repurchased.

For additional information about the methodology used to estimate the representations and warranties liability and the corresponding estimated range of possible loss, see Note 14 to the Condensed Consolidated Financial Statements.

Experience with Non-GSE Investors

As presented in the table below, Merrill Lynch, including First Franklin, sold loans originated from 2004 to 2008 (primarily subprime and alt-A) with an original principal balance of $132 billion to investors other than the GSEs (although the GSEs are investors in certain private-label securitizations), of which approximately $65 billion in principal has been paid and $45 billion in principal has defaulted or was severely delinquent (i.e., 180 days or more past due) at March 31, 2013.

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

The following table details the population of loans originated between 2004 and 2008 and the population of loans sold as whole loans or in non-GSE private-label securitizations by entity together with the defaulted and severely delinquent loans stratified by the number of payments the borrower made prior to default or becoming severely delinquent as of March 31, 2013. In connection with these transactions, we provided representations and warranties, and the whole-loan investors may retain those rights even when the whole loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. At least 25 payments have been made on approximately 60% of the defaulted and severely delinquent loans. In the three months ended March 31, 2013, we have received approximately $1.0 billion of representations and warranties claims from private-label securitization trustees related to these vintages, and approximately $1 million from whole-loan investors related to these vintages. We believe that many of the defaults observed in these securitizations have been, and continue to be, driven by external factors, such as the substantial depreciation in home prices, persistently high unemployment and other negative economic trends, diminishing the likelihood that any loan defect (assuming one exists at all) was the cause of a loan's default. As of March 31, 2013, approximately 34% of the loans sold to non-GSE counterparties that were originated between 2004 and 2008 have defaulted or are severely delinquent.

(dollars in billions)
	Principal Balance					Principal at Risk
Entity	Original Principal Balance	Outstanding Principal Balance March 31, 2013	Outstanding Principal Balance Over 180 Days	Defaulted Principal Balance	Defaulted or Severely Delinquent	Borrower Made Less than 13 Payments	Borrower Made 13 to 24 Payments	Borrower Made 25 to 36 Payments	Borrower Made More Than 36 Payments
Merrill Lynch (excluding First Franklin)	$50	$13	$3	$14	$17	$3	$4	$3	$7
First Franklin	82	17	5	23	28	5	6	5	12
Total (1)	$132	$30	$8	$37	$45	$8	$10	$8	$19

(1) Excludes transactions sponsored by Merrill Lynch where no representations or warranties were made.

Legal Matters

Merrill Lynch has been named as a defendant in various legal actions, including arbitrations, class actions, and other litigation arising in connection with its activities as a global diversified financial services institution. See Note 14 to the Condensed Consolidated Financial Statements for further information, including the estimated aggregate range of possible loss.
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

Involvement with VIEs

We transact with VIEs in a variety of capacities, including those that we help establish as well as those initially established by third parties. We utilize VIEs in the ordinary course of business to support our own and our customers' financing and investing needs. Merrill Lynch securitizes loans and debt securities using VIEs as a source of funding and a means of transferring the economic risk of the loans or debt securities to third parties. We also administer, structure or invest in or enter into derivatives with other VIEs, including multi-seller conduits, municipal bond trusts, collateralized debt obligations ("CDOs") and other entities. Our involvement with VIEs can vary and we are required to continuously reassess prior consolidation and disclosure conclusions (see Note 9 to the Condensed Consolidated Financial Statements). See Note 1 to the Condensed Consolidated Financial Statements for a discussion of our consolidation accounting policy.
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

FUNDING AND LIQUIDITY

Funding

We fund our assets primarily with a mix of secured and unsecured liabilities through a globally coordinated funding strategy with Bank of America. We fund a portion of our trading assets with secured liabilities, including repurchase agreements, securities loaned and other short-term secured borrowings, which are less sensitive to our credit ratings due to the underlying collateral. See Note 12 to the Condensed Consolidated Financial Statements for additional information regarding our borrowings.

Beginning late in the third quarter of 2009, in connection with the update or renewal of certain Merrill Lynch international securities offering programs, Bank of America agreed to guarantee debt securities, warrants and/or certificates issued by certain subsidiaries of ML & Co. on a going forward basis. All existing ML & Co. guarantees of securities issued by those same Merrill Lynch subsidiaries under various international securities offering programs will remain in full force and effect as long as those securities are outstanding, and Bank of America has not assumed any of those prior ML & Co. guarantees or otherwise guaranteed such securities. There were approximately $7.2 billion of securities guaranteed by Bank of America at March 31, 2013. In addition, Bank of America has guaranteed the performance of Merrill Lynch on certain derivative transactions. The aggregate amount of such derivative liabilities was approximately $1.2 billion at March 31, 2013.

Following the completion of Bank of America's acquisition of Merrill Lynch, ML & Co. became a subsidiary of Bank of America and established intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these intercompany agreements is a $75 billion one-year revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America at a spread to the London Interbank Offered Rate ("LIBOR") that is reset periodically and is consistent with other intercompany agreements. This credit line was renewed effective January 1, 2013 with a maturity date of January 1, 2014. The credit line will automatically be extended by one year to the succeeding January 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. The agreement does not contain any financial or other covenants. There were no outstanding borrowings under the line of credit at March 31, 2013 and December 31, 2012.

In addition to the $75 billion unsecured line of credit, there is also a revolving unsecured line of credit that allows ML & Co. to borrow up to $25 billion from Bank of America. Interest on borrowings under the line of credit is based on prevailing short-term market rates. The line of credit does not contain any financial or other covenants. The line of credit matures on February 11, 2014. There were no outstanding borrowings under the line of credit at March 31, 2013 and December 31, 2012.

Merrill Lynch Pierce Fenner & Smith Incorporated ("MLPF&S"), a wholly-owned subsidiary of ML & Co., also has the following borrowing agreements with Bank of America:

•
A $4 billion one-year revolving unsecured line of credit - Interest on the line of credit is based on prevailing short-term market rates. The credit line matures on November 1, 2013 and may automatically be extended by one year to the succeeding November 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. At both March 31, 2013 and December 31, 2012, there were no outstanding borrowings under the line of credit.

•
A $15 billion revolving unsecured line of credit - Interest on the line of credit is based on prevailing short-term market rates. The line of credit matures on August 1, 2013. At both March 31, 2013 and December 31, 2012, approximately $0.9 billion was outstanding under the line of credit.

Bank of America and Merrill Lynch have entered into certain intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these arrangements is a $50 billion extendible one-year revolving credit facility that allows Bank of America to borrow funds from Merrill Lynch at a spread to LIBOR that is reset periodically and is consistent with other intercompany agreements. The credit facility matures on January 1, 2014 and will automatically be extended by one year to the succeeding January 1st unless Merrill Lynch provides written notice not to extend at least 45 days prior to the maturity date. There were no amounts outstanding at both March 31, 2013 and December 31, 2012 under this credit facility. There is also a short-term revolving credit facility that allows Bank of America to borrow up to an additional $25 billion. Interest on borrowings under the credit facility is based on prevailing short-term market rates. The line of credit matures on February 11, 2014. At March 31, 2013 and December 31, 2012, approximately $10.7 billion and $16.2 billion, respectively, was outstanding under this line of credit.
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
On March 27, 2013, Moody's Investors Service, Inc. ("Moody's") published an update on systemic support in U.S. bank ratings and indicated the agency expects to resolve the current negative outlooks on its ratings for systemically important U.S. bank holding companies, including that of Bank of America, during 2013. On December 20, 2012, Standard & Poor's Ratings Services ("S&P") published a full credit analysis report on Bank of America, leaving the credit ratings for Bank of America and, consequently, ML & Co. unchanged as of that date. On October 10, 2012, Fitch Ratings ("Fitch") announced the results of its periodic review of its ratings for 12 large, complex securities trading and universal banks, including Bank of America. As part of this action, Fitch affirmed Bank of America's and ML & Co.'s credit ratings.

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
A reduction in certain of our credit ratings may have a material adverse effect on our liquidity, potential loss of access to credit markets, the related cost of funds, our businesses and on certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical. In addition, under the terms of certain OTC derivative contracts and other trading agreements, in the event of downgrades of our credit ratings, the counterparties to those agreements may require us to provide additional collateral, or to terminate these contracts or agreements, which could cause us to sustain losses and/or adversely impact our liquidity. If Bank of America's or ML & Co.'s short-term credit ratings, or those of our bank or broker-dealer subsidiaries, were downgraded by one or more levels, the potential loss of access to short-term funding sources, such as repurchase agreement financing, and the effect on our incremental cost of funds could be material.

At March 31, 2013, if the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by one incremental notch, the amount of additional collateral contractually required by derivative contracts and other trading agreements would have been approximately $0.4 billion. If the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by a second incremental notch, approximately $4.0 billion in additional incremental collateral would have been required.

Also, if the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by one incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of March 31, 2013 was $1.7 billion, against which $1.2 billion of collateral had been posted. If the rating agencies had downgraded their long-term debt ratings for ML & Co. or certain subsidiaries by a second incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of March 31, 2013 was an incremental $1.2 billion, against which $0.7 billion of collateral had been posted.

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

For information regarding the additional collateral and termination payments that would be required in connection with certain OTC derivative contracts and other trading agreements as a result of such a credit ratings downgrade, see Note 6 to the Condensed Consolidated Financial Statements and Item 1A. "Risk Factors" of Merrill Lynch's 2012 Annual Report on Form 10-K.

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

Credit Risk Management

For information about our credit risk management activities, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk - Credit Risk Management" included in our 2012 Annual Report on Form 10-K.

European Exposures

Certain European countries, including Greece, Ireland, Italy, Portugal and Spain, have experienced varying degrees of financial stress in recent years. Risks from the ongoing debt crisis in these countries could continue to disrupt the financial markets, which could have a detrimental impact on global economic conditions and sovereign and non-sovereign debt in these countries. Market volatility is expected to continue as policymakers continue to try to address the fundamental challenges of competitiveness, growth and fiscal solvency. We expect to continue to support client activities in the region, and our exposures may vary over time as we monitor the situation and manage our risk profile.

The table below presents our direct sovereign and non-sovereign exposures in these countries at March 31, 2013. Our total sovereign and non-sovereign exposure to these countries was $2.1 billion at March 31, 2013 compared with $2.9 billion at December 31, 2012. Our total exposure to these countries, net of all hedges, was $88 million at March 31, 2013 compared with $1.5 billion at December 31, 2012. At March 31, 2013 and December 31, 2012, hedges and credit default protection purchased, net of credit default protection sold, was $2.0 billion and $1.4 billion, respectively.

Select European Countries
					Country	Hedges and	Net Country
	Funded Loans	Unfunded	Net	Securities/	Exposure	Credit	Exposure
	and Loan	Loan	Counterparty	Other	March 31,	Default	March 31,
(dollars in millions)	Equivalents	Commitments	Exposure (1)	Investments (2)	2013	Protection (3)	2013 (4)
Country

Greece
Sovereign	$—	$—	$—	$7	$7	$—	$7
Financial Institutions	—	—	—	—	—	(22)	(22)
Corporates	—	—	1	38	39	(5)	34
Total Greece	$—	$—	$1	$45	$46	$(27)	$19

Ireland
Sovereign	$12	$—	$26	$84	$122	$—	$122
Financial Institutions	1	21	120	25	167	(10)	157
Corporates	—	—	5	38	43	(1)	42
Total Ireland	$13	$21	$151	$147	$332	$(11)	$321

Italy

Sovereign	$—	$—	$541	$2	$543	$(1,189)	$(646)
Financial Institutions	—	—	177	193	370	(35)	335
Corporates	—	—	101	175	276	(240)	36
Total Italy	$—	$—	$819	$370	$1,189	$(1,464)	$(275)

Portugal

Sovereign	$—	$—	$26	$—	$26	$(30)	$(4)
Financial Institutions	—	—	2	24	26	—	26
Corporates	—	—	6	42	48	(108)	(60)
Total Portugal	$—	$—	$34	$66	$100	$(138)	$(38)

Spain

Sovereign	$—	$—	$53	$1	$54	$(216)	$(162)
Financial Institutions	—	—	50	26	76	(168)	(92)
Corporates	—	29	50	249	328	(13)	315
Total Spain	$—	$29	$153	$276	$458	$(397)	$61

Total

Sovereign	$12	$—	$646	$94	$752	$(1,435)	$(683)
Financial Institutions	1	21	349	268	639	(235)	404
Corporates	—	29	163	542	734	(367)	367
Total	$13	$50	$1,158	$904	$2,125	$(2,037)	$88

(1)Net counterparty exposure includes the fair value of derivatives, including counterparty risk associated with credit default protection, and secured financing transactions. Derivative exposures are presented net of all eligible collateral pledged under legally enforceable netting agreements. Secured financing transaction exposures are presented net of eligible cash or securities pledged as collateral. The notional amount of reverse repurchase transactions was $3.1 billion at March 31, 2013.

(2)Long securities exposures are netted on a single-name basis to, but not below, zero by hedges and short exposures.
(3)Represents credit default protection purchased, net of credit default protection sold, which is used to mitigate the risk to country exposures as listed, including $(1.2) billion in net credit default protection purchased to hedge loans and securities and short exposures, and $(863) million in additional credit default protection purchased to hedge derivative assets. Amounts are calculated based on the credit default protection notional amount assuming zero recovery adjusted for any fair value receivable or payable.
(4)Represents country exposure less hedges and credit default protection.

We hedge certain of our selected European country exposure with credit default swaps ("CDS"). The majority of our CDS contracts on reference assets in Greece, Ireland, Italy, Portugal and Spain are with highly-rated financial institutions primarily outside of the Eurozone and we work to limit or eliminate correlated CDS. Due to our engagement in market-making activities, our CDS portfolio contains contracts with various maturities with a diverse set of counterparties. We work to limit mismatches in maturities between our exposures and the CDS we use to hedge them. However, there may be instances where the protection purchased has a different maturity than the exposure for which the protection was purchased, in which case those exposures and hedges are subject to more active monitoring and management.

The table below presents the notional amount and fair value of single-name CDS purchased and sold on reference assets in Greece, Ireland, Italy, Portugal and Spain at March 31, 2013. The table below includes only single-name CDS netted at the counterparty level, whereas the table above includes single-name, indexed and tranched CDS exposures netted by the reference asset that they are intended to hedge; therefore, CDS purchased and sold information is not comparable between the tables.

Single-Name CDS with Reference Assets in Greece, Ireland, Italy, Portugal and Spain(1)
	Notional		Fair Value
(dollars in millions)	Purchased	Sold	Purchased	Sold
Greece
Aggregate	$74	$52	$3	$3
After Netting (2)	43	20	1	1

Ireland
Aggregate	1,012	846	83	55
After Netting (2)	964	799	78	50

Italy
Aggregate	10,471	7,321	1,339	710
After Netting (2)	6,182	3,031	1,058	429

Portugal
Aggregate	969	738	72	52
After Netting (2)	331	101	27	8

Spain
Aggregate	1,976	1,963	110	137
After Netting (2)	783	771	34	61

(1) The majority of our CDS contracts on reference assets in Greece, Ireland, Italy, Portugal and Spain are primarily with non-Eurozone counterparties.
(2) Amounts listed are after consideration of legally enforceable counterparty master netting agreements.

Losses could result even if there is credit default protection purchased because the purchased credit protection contracts may only pay out under certain scenarios and thus not all losses may be covered by the credit protection contracts. The effectiveness of our CDS protection as a hedge of these risks is influenced by a number of factors, including the contractual terms of the CDS. Generally, only the occurrence of a credit event as defined by the CDS terms (which may include, among other events, the failure to pay by, or restructuring of, the reference entity) results in a payment under the purchased credit protection contracts. The determination as to whether a credit event has occurred is made by the relevant ISDA Determination Committee (comprised of various ISDA member firms) based on the terms of the CDS and facts and circumstances for the event. Accordingly, uncertainties exist as to whether any particular strategy or policy action for addressing the European debt crisis would constitute a credit event under the CDS. A voluntary restructuring may not trigger a credit event under CDS terms and consequently may not trigger a payment under the CDS contract.

In addition to our direct sovereign and non-sovereign exposures, a significant deterioration in the European debt crisis could result in material reductions in the value of sovereign debt and other asset classes, disruptions in capital markets, widening of credit spreads of U.S. and non-U.S. financial institutions, loss of investor confidence in the financial services industry, a slowdown in global economic activity and other adverse developments. For additional information on the debt crisis in Europe, see Item 1A. "Risk Factors" in our 2012 Annual Report on Form 10-K.

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
In addition, no change in Merrill Lynch’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, Merrill Lynch’s internal control over financial reporting.

PART II - Other Information

Item 1.	Legal Proceedings

Legal and Regulatory Matters
See Note 14 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference in this Item 1, for litigation and regulatory matters that supplement the disclosure in Note 14 to the Consolidated Financial Statements included in Merrill Lynch's 2012 Annual Report on Form 10-K.

Item 1A.	Risk Factors
There are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in Merrill Lynch's 2012 Annual Report on Form 10-K.

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

Date: May 10, 2013

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

101
The following materials from Merrill Lynch & Co., Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2013 and March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Loss, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements. (1)

(1) Filed herewith.

E-1