Form 10-Q
period 2013-06-30
MERRILL LYNCH & CO., INC.
filed 2013-08-02
CIK 65100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

__    YES     X    NO

As of the close of business on August 2, 2013, there were 1,000 shares of Common Stock outstanding, all of which were held by Bank of America Corporation.

The Registrant is a wholly-owned subsidiary of Bank of America Corporation and meets the conditions set forth in General Instructions  H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format as permitted by Instruction H(2).

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I - Financial Information

Item 1.	Financial Statements (Unaudited)

Merrill Lynch & Co., Inc. and Subsidiaries Condensed Consolidated Statements of Earnings (Unaudited)

	Three Months Ended	Three Months Ended
(dollars in millions)	June 30, 2013	June 30, 2012
Revenues
Principal transactions	$1,904	$1,948
Commissions	1,410	1,240
Managed account and other fee-based revenues	1,467	1,399
Investment banking	1,431	1,053
Earnings (loss) from equity method investments	4	(29)
Intercompany service fee revenue from Bank of America	294	205
Other revenues	108	256
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	—	(4)
Less: Portion of other-than-temporary impairment losses recognized in
other comprehensive income	—	—
Subtotal	6,618	6,068
Interest and dividend revenues	1,200	901
Less interest expense	1,469	1,854
Net interest expense	(269)	(953)
Revenues, net of interest expense	6,349	5,115

Non-interest expenses
Compensation and benefits	3,518	3,568
Communications and technology	398	390
Occupancy and related depreciation	279	296
Brokerage, clearing, and exchange fees	289	243
Advertising and market development	137	129
Professional fees	206	226
Office supplies and postage	22	28
Representations and warranties	(4)	(840)
Intercompany service fee expense from Bank of America	434	538
Other	318	319
Total non-interest expenses	5,597	4,897
Pre-tax earnings	752	218
Income tax benefit	(215)	(770)
Net earnings	$967	$988

See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries Condensed Consolidated Statements of Earnings (Loss) (Unaudited)

	Six Months Ended	Six Months Ended
(dollars in millions)	June 30, 2013	June 30, 2012
Revenues
Principal transactions	$4,048	$1,782
Commissions	2,789	2,595
Managed account and other fee-based revenues	2,862	2,686
Investment banking	2,847	2,257
(Loss) earnings from equity method investments	(42)	128
Intercompany service fee revenue from Bank of America	534	372
Other revenues	(274)	1,035
Other-than-temporary impairment losses on available-for-sale debt securities:
Total other-than-temporary impairment losses	—	(6)
Less: Portion of other-than-temporary impairment losses recognized in
other comprehensive income	—	—
Subtotal	12,764	10,849
Interest and dividend revenues	2,914	2,792
Less interest expense	3,012	3,761
Net interest expense	(98)	(969)
Revenues, net of interest expense	12,666	9,880

Non-interest expenses
Compensation and benefits	8,047	8,082
Communications and technology	741	829
Occupancy and related depreciation	574	601
Brokerage, clearing, and exchange fees	593	525
Advertising and market development	254	237
Professional fees	431	421
Office supplies and postage	45	56
Representations and warranties	11	(829)
Intercompany service fee expense from Bank of America	878	932
Other	676	625
Total non-interest expenses	12,250	11,479
Pre-tax earnings (loss)	416	(1,599)
Income tax benefit	(344)	(981)
Net earnings (loss)	$760	$(618)

Merrill Lynch & Co., Inc. and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
(dollars in millions)	June 30, 2013	June 30, 2013	June 30, 2012	June 30, 2012
Net Earnings (Loss)	$967	$760	$988	$(618)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(29)	(55)	(23)	(9)
Net unrealized (losses) gains on investment securities available-for-sale	(1)	(1)	30	30
Net deferred (loss) gain on cash flow hedges	—	—	(1)	2
Defined benefit pension and postretirement plans	6	42	6	41
Total other comprehensive (loss) income, net of tax	(24)	(14)	12	64
Comprehensive Income (Loss)	$943	$746	$1,000	$(554)

See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except per share amounts)	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$10,550	$12,911
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	17,233	14,031
Securities financing transactions
Receivables under resale agreements (includes $99,001 in 2013 and $93,715 in 2012 measured at fair value in accordance with the fair value option election)	142,317	148,817
Receivables under securities borrowed transactions (includes $1,954 in 2013 and $961 in 2012 measured at fair value in accordance with the fair value option election)	73,799	60,992
	216,116	209,809
Trading assets, at fair value (includes securities pledged as collateral that can be sold or repledged of $51,578 in 2013 and $36,268 in 2012)
Derivative contracts	27,633	24,851
Equities and convertible debentures	37,206	40,618
Non-U.S. governments and agencies	31,780	30,123
Corporate debt and preferred stock	17,363	18,337
Mortgages, mortgage-backed, and asset-backed	9,888	10,613
U.S. Government and agencies	36,040	54,564
Municipals, money markets, physical commodities and other	8,876	12,480
	168,786	191,586
Investment securities (includes $187 in 2013 and $162 in 2012 measured at fair value in accordance with the fair value option election)	14,077	13,625
Securities received as collateral, at fair value	12,582	16,013
Receivables from Bank of America	35,970	45,830
Other receivables
Customers (net of allowance for doubtful accounts of $2 in 2013 and $9 in 2012) (includes $267 in 2013 and $271 in 2012 measured at fair value in accordance with the fair value option election)	23,541	20,265
Brokers and dealers	19,467	21,792
Interest and other	7,253	9,244
	50,261	51,301
Loans, notes, and mortgages (net of allowances for loan losses of $40 in 2013 and $57 in 2012) (includes $1,301 in 2013 and $3,077 in 2012 measured at fair value in accordance with the fair value option election)	20,224	19,545
Equipment and facilities, net	936	1,031
Goodwill and intangible assets	9,587	9,782
Other assets	16,586	17,464
Total Assets	$572,908	$602,928

Assets of Consolidated VIEs Included in Total Assets Above (isolated to settle the liabilities of the VIEs)
Trading assets, excluding derivative contracts	$6,296	$7,847
Investment securities	38	41
Loans, notes, and mortgages (net)	18	206
Other assets	707	764
Total Assets of Consolidated VIEs	$7,059	$8,858

See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions, except per share amounts)	June 30, 2013	December 31, 2012

LIABILITIES
Securities financing transactions
Payables under repurchase agreements (includes $59,926 in 2013 and $42,639 in 2012 measured at fair value in accordance with the fair value option election)	$185,860	$219,710
Payables under securities loaned transactions	20,197	18,305
	206,057	238,015
Short-term borrowings (includes $1,389 in 2013 and $3,283 in 2012 measured at fair value in accordance with the fair value option election)	1,427	3,376
Deposits	11,253	12,873
Trading liabilities, at fair value
Derivative contracts	25,173	20,568
Equities and convertible debentures	23,118	18,957
Non-U.S. governments and agencies	24,290	19,707
Corporate debt and preferred stock	8,577	8,026
U.S. Government and agencies	19,205	20,186
Municipals, money markets and other	633	562
	100,996	88,006

Obligation to return securities received as collateral, at fair value	12,582	16,013
Payables to Bank of America	12,526	8,752
Other payables
Customers	53,405	52,053
Brokers and dealers	5,148	4,748
Interest and other (includes $52 in 2013 and $57 in 2012 measured at fair value in accordance with the fair value option election)	18,834	18,634
	77,387	75,435
Long-term borrowings (includes $27,964 in 2013 and $30,875 in 2012 measured at fair value in accordance with the fair value option election)	81,551	92,249
Junior subordinated notes (related to trust preferred securities)	3,819	3,809
Total Liabilities	507,598	538,528

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY

Common stock (par value $1.33 1/3 per share; authorized: 3,000,000,000 shares; issued: 2013 and 2012 — 1,000 shares)	—	—
Paid-in capital	56,291	56,127
Accumulated other comprehensive loss (net of tax)	(541)	(527)
Retained earnings	9,560	8,800
Total Stockholder's Equity	65,310	64,400

Total Liabilities and Stockholder's Equity	$572,908	$602,928

Liabilities of Consolidated VIEs Included in Total Liabilities Above
Short-term borrowings (includes $81 in 2013 and $81 in 2012 of non-recourse debt)	$663	$2,940
Derivative contracts	1	19
Payables to Bank of America	1,098	1,157
Long-term borrowings (includes $2,848 in 2013 and $2,335 in 2012 of non-recourse debt)	4,425	6,292
Other payables	52	14
Total Liabilities of Consolidated VIEs	$6,239	$10,422

See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
(dollars in millions)	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net earnings (loss)	760	$(618)
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Representations and warranties	11	(829)
Depreciation and amortization	256	301
Share-based compensation expense	1,009	1,033
Loss on sale of International Wealth Management business	71	—
Gains on repurchases of long-term borrowings	—	(405)
Fair value adjustments on structured notes	(12)	2,184
Deferred taxes	288	(82)
Loss (earnings) from equity method investments	42	(128)
Other	377	136
Changes in operating assets and liabilities:
Trading assets	22,819	(9,713)
Cash and securities segregated for regulatory purposes or deposited with clearing organizations	(3,499)	(2,141)
Receivables from Bank of America	6,358	(15,647)
Receivables under resale agreements	6,500	(2,993)
Receivables under securities borrowed transactions	(12,807)	(8,736)
Customer receivables	(3,272)	1,467
Brokers and dealers receivables	2,253	(6,484)
Proceeds from loans, notes, and mortgages held for sale	722	677
Other changes in loans, notes, and mortgages held for sale	(162)	(75)
Trading liabilities	12,956	12,688
Payables under repurchase agreements	(33,850)	58,081
Payables under securities loaned transactions	1,892	2,064
Payables to Bank of America	3,774	(21,894)
Customer payables	1,373	4,688
Brokers and dealers payables	400	(2,129)
Other, net	(2,002)	(302)
Cash provided by operating activities	6,257	11,143
Cash flows from investing activities:
Proceeds from (payments for):
Paydowns and maturities of available-for-sale securities	605	506
Sales of available-for-sale securities	34	3
Purchases of available-for-sale securities	(598)	(554)
Sale of office building	—	221
Equipment and facilities, net	(10)	(206)
Loans, notes, and mortgages held for investment	1,636	107
Other investments	837	575
Cash provided by investing activities	2,504	652
Cash flows from financing activities:
Proceeds from (payments for):
Short-term borrowings	(1,949)	(1,833)
Issuance and resale of long-term borrowings	7,238	4,161
Settlement and repurchases of long-term borrowings	(15,194)	(17,034)
Deposits	(481)	(75)
Derivative financing transactions	45	120
Cash used for financing activities	(10,341)	(14,661)
Effect of exchange rate changes on cash and cash equivalents	(781)	78
Decrease in cash and cash equivalents	(2,361)	(2,788)
Cash and cash equivalents, beginning of period	12,911	13,733
Cash and cash equivalents, end of period	$10,550	$10,945

Non-cash financing activities:
During the six months ended June 30, 2013, Merrill Lynch acquired certain consumer mortgage loans from Bank of America totaling $4.3 billion in non-cash transactions.
During the six months ended June 30, 2012, Merrill Lynch received a non-cash capital contribution of approximately $1.1 billion from Bank of America associated with certain employee stock awards.

See Notes to Condensed Consolidated Financial Statements.

Merrill Lynch & Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013

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

Income Taxes

Merrill Lynch provides for income taxes on all transactions that have been recognized in the Condensed Consolidated Financial Statements in accordance with ASC 740, Income Taxes (“Income Tax Accounting”). Accordingly, deferred taxes are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period during which such changes are enacted. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more-likely-than-not to be realized. Pursuant to Income Tax Accounting, Merrill Lynch may consider various sources of evidence in assessing the necessity of valuation allowances to reduce deferred tax assets to amounts more-likely-than-not to be realized, including the following: 1) past and projected earnings, including losses, of Merrill Lynch and Bank of America, as certain tax attributes such as U.S. net operating losses (“NOLs”), U.S. capital loss carryforwards and foreign tax credit carryforwards can be utilized by Bank of America in certain income tax returns, 2) tax carryforward periods, and 3) tax planning strategies and other factors of the legal entities, such as the intercompany tax-allocation policy. Included within Merrill Lynch's net deferred tax assets are carryforward amounts generated in the U.S. and the United Kingdom (the "U.K.") that are deductible in the future as NOLs. Merrill Lynch has concluded that these deferred tax assets are more-likely-than-not to be fully utilized prior to expiration, based on the projected level of future taxable income of Merrill Lynch and Bank of America, which is relevant due to the intercompany tax-allocation policy. For this purpose, future taxable income was projected based on forecasts, historical earnings after adjusting for the past market disruptions and the anticipated impact of the differences between pre-tax earnings and taxable income.

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

Securities Financing Transactions

Merrill Lynch enters into repurchase and resale agreements and securities borrowed and loaned transactions to accommodate customers and earn interest rate spreads (also referred to as “matched-book transactions”), obtain securities for settlement and finance inventory positions. Resale and repurchase agreements are generally accounted for as collateralized financing transactions and may be recorded at their contractual amounts plus accrued interest or at fair value under the fair value option election. In resale and repurchase agreements, typically the termination date of the agreements is before the maturity date of the underlying security. However, in certain situations, Merrill Lynch may enter into agreements where the termination date of the transaction is the same as the maturity date of the underlying security. These transactions are referred to as repo-to-maturity ("RTM") transactions. In accordance with applicable accounting guidance, Merrill Lynch accounts for RTM transactions as sales and purchases when the transferred securities are highly liquid. In instances where securities are considered sold or purchased, Merrill Lynch removes or recognizes the securities from the Condensed Consolidated Balance Sheet and, in the case of sales, recognizes a gain or loss in the Condensed Consolidated Statements of Earnings (Loss). At June 30, 2013 and December 31, 2012, Merrill Lynch had no outstanding RTM transactions that had been accounted for as sales and an immaterial amount of transactions that had been accounted for as purchases.

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

Merrill Lynch purchases loans with and without evidence of credit quality deterioration since origination.  Evidence of credit quality deterioration as of the purchase date may include statistics such as past due status, refreshed borrower credit scores and refreshed loan-to-value ("LTV") ratios, some of which are not available as of the purchase date.  Purchased loans with evidence of credit quality deterioration, for which it is probable that Merrill Lynch will not receive all contractually required payments receivable, are accounted for in accordance with ASC 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality ("Purchased Credit-Impaired Loan Accounting") as purchased credit impaired ("PCI") loans. The excess of the cash flows expected to be collected on PCI loans, measured as of the acquisition date, over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan using a level yield methodology. The difference between contractually required payments as of the acquisition date and the cash flows expected to be collected is referred to as the nonaccretable difference. PCI loans that have similar risk characteristics, primarily credit risk, collateral type and interest rate risk, are generally pooled and accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Once a pool is assembled, it is treated as if it were one loan for purposes of applying the accounting guidance for PCI loans. An individual loan is removed from a PCI loan pool if it is sold, foreclosed, forgiven or the expectation of any future proceeds is remote. When a loan is removed from a PCI loan pool and the foreclosure or recovery value of the loan is less than the loan's carrying value, the difference is first applied against the PCI pool's nonaccretable difference. If the nonaccretable difference has been fully utilized, only then is the PCI pool's basis applicable to that loan written-off against its valuation reserve; however, the integrity of the pool is maintained and it continues to be accounted for as if it were one loan.

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
Merrill Lynch has entered into various transactions with Bank of America, including transactions in connection with certain sales and trading and financing activities, as well as the allocation of certain shared services. Details on amounts receivable from and payable to Bank of America as of June 30, 2013 and December 31, 2012 are presented below.
Receivables from Bank of America are comprised of:

(dollars in millions)
	June 30, 2013	December 31, 2012
Cash and cash equivalents	$10,803	$9,446
Cash and securities segregated for regulatory purposes	5,019	5,257
Receivables under resale agreements	7,628	13,090
Receivables under securities borrowed transactions	865	—
Trading assets	849	409
Net intercompany funding receivable	7,970	16,473
Other receivables	2,836	1,155
Total	$35,970	$45,830

Payables to Bank of America are comprised of:

(dollars in millions)
	June 30, 2013	December 31, 2012
Payables under repurchase agreements	$748	$556
Payables under securities loaned transactions	5,911	3,686
Short-term borrowings	745	925
Deposits	131	140
Trading liabilities	288	509
Other payables	3,243	1,780
Long-term borrowings	1,460	1,156
Total	$12,526	$8,752

Total net revenues and non-interest expenses related to transactions with Bank of America for the three months ended June 30, 2013 were $546 million and $545 million, respectively. Such net revenues and non-interest expenses for the six months ended June 30, 2013 were $851 million and $1,107 million, respectively. Total net revenues and non-interest expenses related to transactions with Bank of America for the three months ended June 30, 2012 were $349 million and $656 million, respectively. Such net revenues and non-interest expenses for the six months ended June 30, 2012 were $619 million and $1,082 million, respectively.
Total net revenues related to transactions with Bank of America for the three and six months ended June 30, 2013 included intercompany service fee revenues of $294 million and $534 million, respectively. Total non-interest expenses related to transactions with Bank of America for the three and six months ended June 30, 2013 included intercompany service fee expenses of $434 million and $878 million, respectively. Total net revenues related to transactions with Bank of America for the three and six months ended June 30, 2012 included intercompany service fee revenues of $205 million and $372 million, respectively. Total non-interest expenses related to transactions with Bank of America for the three and six months ended June 30, 2012 included intercompany service fee expenses of $538 million and $932 million, respectively. Intercompany service fee revenue and service fee expense from Bank of America represents the allocations of certain centralized or shared business activities between Merrill Lynch and Bank of America. Such fees are generally determined in accordance with subsidiary transfer pricing agreements.

During the three and six months ended June 30, 2013, Merrill Lynch acquired certain residential mortgage loans from Bank of America. Such loans had an aggregate unpaid principal balance of $5.3 billion and an aggregate carrying value of $4.2 billion as of June 30, 2013. See Note 10 for further information.
Bank of America and Merrill Lynch have entered into certain intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these arrangements is a $50 billion extendible one-year revolving credit facility that allows Bank of America to borrow funds from Merrill Lynch at a spread to the London Interbank Offered Rate ("LIBOR") that is reset periodically and is consistent with other intercompany agreements. The credit facility matures on January 1, 2014 and will automatically be extended by one year to the succeeding January 1st unless Merrill Lynch provides written notice not to extend at least 45 days prior to the maturity date. There were no amounts outstanding at both June 30, 2013 and December 31, 2012 under this credit facility. There is also a short-term revolving credit facility that allows Bank of America to borrow up to an additional $25 billion. Interest on borrowings under the credit facility is based on prevailing short-term market rates. The line of credit matures on February 11, 2014. At June 30, 2013 and December 31, 2012, approximately $7.8 billion and $16.2 billion, respectively, was outstanding under this line of credit. See Note 12 for further information on intercompany financing agreements with Bank of America. In addition, Bank of America has guaranteed the performance of Merrill Lynch on certain derivative transactions (see Note 6). Bank of America has also guaranteed certain debt securities, warrants and/or other certificates and obligations of certain subsidiaries of ML & Co. (see Note 12) and in certain instances the return of collateral posted by counterparties.

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
The information that follows, in management’s judgment, provides a reasonable representation of each region’s contribution to the consolidated net revenues:

(dollars in millions)
	For the Three Months Ended June 30, 2013	For The Six Months Ended June 30, 2013	For the Three Months Ended June 30, 2012	For The Six Months Ended June 30, 2012
Revenues, net of interest expense
Europe, Middle East, and Africa	$1,017	$2,383	$1,012	$2,465
Pacific Rim	649	1,337	387	1,107
Latin America	216	535	320	582
Canada	81	159	44	150
Total Non-U.S.	1,963	4,414	1,763	4,304
United States(1)(2)	4,386	8,252	3,352	5,576
Total revenues, net of interest expense	$6,349	$12,666	$5,115	$9,880

(1)
U.S. results for the three and six months ended June 30, 2013 included net gains of $46 million and $12 million, respectively, due to the impact of changes in Merrill Lynch's credit spreads on the carrying values of certain long-term borrowings, primarily structured notes. U.S. results for the three and six months ended June 30, 2012 included net losses of $36 million and $2.2 billion, respectively, due to the impact of changes in Merrill Lynch's credit spreads on the carrying values of certain long-term borrowings, primarily structured notes.

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

During the second quarter of 2013, there were no changes to Merrill Lynch's valuation techniques that had or are expected to have, a material impact on its condensed consolidated financial position or results of operations.

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

Auction Rate Securities (“ARS”) Merrill Lynch holds investments in certain ARS, including student loan and municipal ARS. Student loan ARS are comprised of various pools of student loans. Municipal ARS are issued by states and municipalities for a wide variety of purposes, including but not limited to healthcare, industrial development, education and transportation infrastructure. The fair value of the student loan ARS is calculated based upon a number of assumptions including weighted average life, coupon, discount margin and liquidity discounts. The fair value of the municipal ARS is calculated based upon projected refinancing and spread assumptions. In both cases, recent trades and issuer tenders are considered in the valuations. Student loan ARS and municipal ARS are classified as Level 2 or Level 3 in the fair value hierarchy.

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

Recurring Fair Value
The following tables present Merrill Lynch’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, respectively.

(dollars in millions)
	Fair Value Measurements on a Recurring Basis
	as of June 30, 2013
	Level 1	Level 2	Level 3	Netting Adj(1)	Total
Assets:
Securities segregated for regulatory purposes or deposited with clearing organizations:
Non-U.S. governments and agencies	$24	$2,492	$—	$—	$2,516
U.S. Government and agencies	4,976	573	—	—	5,549
Total securities segregated for regulatory purposes or deposited with clearing organizations	5,000	3,065	—	—	8,065
Receivables under resale agreements	—	99,001	—	—	99,001
Receivables under securities borrowed transactions	—	1,954	—	—	1,954
Trading assets, excluding derivative contracts:
Equities	22,323	11,081	216	—	33,620
Convertible debentures	—	3,569	17	—	3,586
Non-U.S. governments and agencies	28,574	2,805	401	—	31,780
Corporate debt	—	15,193	1,764	—	16,957
Preferred stock	—	269	137	—	406
Mortgages, mortgage-backed and asset-backed	—	5,302	4,586	—	9,888
U.S. Government and agencies	23,942	12,098	—	—	36,040
Municipals and money markets	1,333	6,595	204	—	8,132
Physical commodities and other	—	744	—	—	744
Total trading assets, excluding derivative contracts	76,172	57,656	7,325	—	141,153
Derivative contracts(2)	4,730	484,350	5,592	(467,039)	27,633
Investment securities available-for-sale:
U.S. Government and agencies	402	—	—	—	402
Securities, mortgage-backed and asset backed
Non-agency MBS	—	1	—	—	1
Corporate ABS	—	201	8	—	209
Total investment securities available-for-sale	402	202	8	—	612
Other debt securities carried at fair value (3)
Non-U.S. governments and agencies	8,288	460	—	—	8,748
Total other debt securities carried at fair value	8,288	460	—	—	8,748
Investment securities non-qualifying	1,880	1,115	288	—	3,283
Total investment securities	10,570	1,777	296	—	12,643
Securities received as collateral	11,311	1,271	—	—	12,582
Loans, notes and mortgages	—	486	815	—	1,301
Other	—	—	267	—	267
Liabilities:
Payables under repurchase agreements	—	59,926	—	—	59,926
Short-term borrowings	—	1,389	—	—	1,389
Trading liabilities, excluding derivative contracts:
Equities	19,783	3,112	—	—	22,895
Convertible debentures	—	223	—	—	223
Non-U.S. governments and agencies	22,620	1,670	—	—	24,290
Corporate debt	—	8,483	9	—	8,492
Preferred stock	—	85	—	—	85

U.S. Government and agencies	18,794	411	—	—	19,205
Municipals, money markets and other	482	105	46	—	633
Total trading liabilities, excluding derivative contracts	61,679	14,089	55	—	75,823
Derivative contracts(2)	4,644	483,697	3,917	(467,085)	25,173
Obligation to return securities received as collateral	11,311	1,271	—	—	12,582
Other payables — interest and other	—	47	5	—	52
Long-term borrowings	—	26,882	1,082	—	27,964

(1)	Represents counterparty and cash collateral netting.

(2)	See Note 6 for product level detail.

(3)
Certain assets that are used for liquidity management purposes were reclassified from Trading assets to Other debt securities carried at fair value during the six months ended June 30, 2013. Prior period amounts have been reclassified to conform with the current period presentation.

During the six months ended June 30, 2013, approximately $500 million of assets were transferred from Level 1 to Level 2, primarily due to a restriction that became effective for a non-qualifying investment security.

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

(3)
Certain assets that are used for liquidity management purposes were reclassified from Trading assets to Other debt securities carried at fair value during the six months ended June 30, 2013. Prior period amounts have been reclassified to conform with the current period presentation.

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

Level 3 Financial Instruments
The following tables provide a summary of changes in Merrill Lynch’s Level 3 financial assets and liabilities for the three and six months ended June 30, 2013 and June 30, 2012.

(dollars in millions)
	Level 3 Financial Assets and Liabilities Three Months Ended June 30, 2013
		Total Realized and Unrealized Gains or (Losses) included in Income			Total Realized and Unrealized Gains or (Losses) included in Income	Unrealized Gains or (Losses) to OCI	Sales	Purchases	Issuances	Settlements
	Beginning Balance	Principal Transactions	Other Revenue	Interest							Transfers In	Transfers Out	Ending Balance
Assets:
Trading assets, excluding derivative contracts:
Equities	$175	$14	$—	$—	$14	$—	(20)	27	$—	—	$29	$(9)	$216
Convertible debentures	14	(1)	—	—	(1)	—	—	6	—	—	—	(2)	17
Non-U.S. governments and agencies	417	(6)	—	—	(6)	—	—	11	—	(22)	1	—	401
Corporate debt	1,840	10	—	—	10	—	(250)	176	—	(88)	202	(126)	1,764
Preferred stock	208	(3)	—	—	(3)	—	(15)	1	—	—	—	(54)	137
Mortgages, mortgage-backed and asset-backed	4,368	11	—	—	11	—	(676)	972	—	(69)	—	(20)	4,586
Municipals and money markets	1,079	3	—	—	3	—	(429)	76	—	—	2	(527)	204
Total trading assets, excluding derivative contracts	8,101	28	—	—	28	—	(1,390)	1,269	—	(179)	234	(738)	7,325
Derivative contracts, net	1,182	264	—	—	264	—	(143)	179	—	4	(117)	306	1,675
Investment securities available-for-sale :
Corporate ABS	8	—	—	—	—	—	—	—	—	—	—	—	8
Total investment securities available-for-sale	8	—	—	—	—	—	—	—	—	—	—	—	8
Investment securities non-qualifying	288	—	(3)	—	(3)	—	—	21	—	(18)	—	—	288
Total investment securities	296	—	(3)	—	(3)	—	—	21	—	(18)	—	—	296
Loans, notes and mortgages	1,436	—	12	7	19	—	(180)	8	—	(465)	—	(3)	815
Other	1,086	—	(6)		(6)	—	—	—	—	(813)	—	—	267
Liabilities:
Trading liabilities, excluding derivative contracts:
Corporate debt	16	2	—	—	2	—	4	(1)	—	—	1	(9)	9
Municipals, money markets and other	42	4	—	—	4	—	13	(10)	5	—	—	—	46
Total trading liabilities, excluding derivative contracts	58	6	—	—	6	—	17	(11)	5	—	1	(9)	55
Other payables - interest and other	4	—	—	—	—	—	—	—	—	—	1	—	5
Long-term borrowings	1,285	58	(5)	—	53	—	—	(154)	52	(44)	94	(98)	1,082

Transfers in and out related to corporate debt reflected changes in third party prices available for certain corporate loans. Transfers out for municipals and money markets reflected increased trading activity for certain ARS.  Transfers in for derivative contracts, net were primarily due to additional information related to certain total return swaps ("TRS").  Transfers out for derivative contracts, net related to additional market comparables on certain option contracts.  Transfers in and out related to long-term borrowings were primarily due to changes in the impact of unobservable inputs on the value of certain equity-linked structured notes.

(dollars in millions)
	Level 3 Financial Assets and Liabilities Six Months Ended June 30, 2013
		Total Realized and Unrealized Gains or (Losses) included in Income			Total Realized and Unrealized Gains or (Losses) included in Income	Unrealized Gains or (Losses) to OCI	Sales	Purchases	Issuances	Settlements
	Beginning Balance	Principal Transactions	Other Revenue	Interest							Transfers In	Transfers Out	Ending Balance
Assets:
Trading assets, excluding derivative contracts:
Equities	$178	$34	$—	$—	$34	$—	(70)	50	$—	—	$36	$(12)	$216
Convertible debentures	15	(1)	—	—	(1)	—	(2)	6	—	—	2	(3)	17
Non-U.S. governments and agencies	353	45	—	—	45	—	(1)	26	—	(22)	1	(1)	401
Corporate debt	1,900	64	—	—	64	—	(485)	363	—	(209)	360	(229)	1,764
Preferred stock	253	19	—	—	19	—	(74)	7	—	—	1	(69)	137
Mortgages, mortgage-backed and asset-backed	4,814	173	—	—	173	—	(1,311)	1,625	—	(698)	3	(20)	4,586
Municipals and money markets	1,295	28	—	—	28	—	(1,080)	431	—	(1)	58	(527)	204
Total trading assets, excluding derivative contracts	8,808	362	—	—	362	—	(3,023)	2,508	—	(930)	461	(861)	7,325
Derivative contracts, net	1,544	78	—	—	78	—	(369)	271	—	(87)	(41)	279	1,675
Investment securities available-for-sale :
Corporate ABS	8	—	—	—	—	—	—	—	—	—	—	—	8
Total investment securities available-for-sale	8	—	—	—	—	—	—	—	—	—	—	—	8
Investment securities non-qualifying	287	—	(6)	—	(6)	—	(7)	32	—	(18)	—	—	288
Total investment securities	295	—	(6)	—	(6)	—	(7)	32	—	(18)	—	—	296
Loans, notes and mortgages	1,681	—	(40)	14	(26)	—	(366)	8		(479)	—	(3)	815
Other	1,534	—	(454)	—	(454)	—	—	—		(813)	—	—	267
Liabilities:
Trading liabilities, excluding derivative contracts:
Corporate debt	31	2	—	—	2	—	6	(6)	—	—	9	(29)	9
Municipals, money markets and other	32	4	—	—	4	—	24	(12)	6	—	—	—	46
Total trading liabilities, excluding derivative contracts	63	6	—	—	6	—	30	(18)	6	—	9	(29)	55
Other payables - interest and other	7	—	—	—	—	—	—	—	—	(2)	1	(1)	5
Long-term borrowings	1,316	80	(9)	—	71	—	4	(223)	88	(91)	279	(220)	1,082

Transfers in and out related to corporate debt reflected changes in third party prices available for certain corporate loans.  Transfers out for municipals and money markets reflected increased trading activity for certain ARS. Transfers out for derivative contracts, net related to additional market comparables on certain option contracts.  Transfers in and out related to long-term borrowings were primarily due to changes in the impact of unobservable inputs on the value of certain equity-linked structured notes.

(dollars in millions)
	Level 3 Financial Assets and Liabilities Three Months Ended June 30, 2012
		Total Realized and Unrealized Gains or (Losses) included in Income			Total Realized and Unrealized Gains or (Losses) included in Income	Unrealized Gains or (Losses) to OCI	Sales	Purchases	Issuances	Settlements
	Beginning Balance	Principal Transactions	Other Revenue	Interest							Transfers In	Transfers Out	Ending Balance
Assets:
Trading assets, excluding derivative contracts:
Equities	$178	$(6)	$—	$—	$(6)	$—	$(13)	$1	$—	$—	$25	$—	$185
Convertible debentures	43	(2)	—	—	(2)	—	—	—	—	—	—	(7)	34
Non-U.S. governments and agencies	546	(26)	—	—	(26)	—	(164)	35	—	(1)	—	(1)	389
Corporate debt (1)	3,418	6	—	—	6	—	(1,232)	189	—	(285)	92	(82)	2,106
Preferred stock	207	(1)	—	—	(1)	—	(22)	44	—	—	—	—	228
Mortgages, mortgage-backed and asset-backed (1)	3,768	(38)	—	—	(38)	—	(163)	1,164	—	(153)	—	—	4,578
Municipals and money markets	2,009	15	—	—	15	—	(187)	73	—	(180)	—	—	1,730
Total trading assets, excluding derivative contracts	10,169	(52)	—	—	(52)	—	(1,781)	1,506	—	(619)	117	(90)	9,250
Derivative contracts, net	3,207	159	—	—	159	—	(121)	207	—	29	(38)	(29)	3,414
Investment securities available-for-sale :
Corporate ABS	45	—	—	—	—	—	—	—	—	(37)	—	—	8
Total investment securities available-for-sale	45	—	—	—	—	—	—	—	—	(37)	—	—	8
Investment securities non-qualifying	421	—	1	—	1	—	(77)	—	—	(12)	—	—	333
Total investment securities	466	—	1	—	1	—	(77)	—	—	(49)	—	—	341
Loans, notes and mortgages	1,809	—	19	8	27	—	(16)	3	—	(47)	—	—	1,776
Other assets	1,302	—	(39)	—	(39)	—	—	—	—	—	—	—	1,263
Liabilities:
Trading liabilities, excluding derivative contracts:
Corporate debt	—	—	—	—	—	—	16	(6)	—	1	1	(3)	9
Preferred stock	14	—	—	—	—	—	9	(1)	—	—	—	(13)	9
Municipals, money markets and other	45	4	—	—	4	—	3	—	—	—	—	—	44
Total trading liabilities, excluding derivative contracts	59	4	—	—	4	—	28	(7)	—	1	1	(16)	62
Other payables - interest and other	3	—	1	—	1	—	—	—	—	—	—	—	2
Long-term borrowings	1,743	80	9	—	89	—	—	(30)	53	(252)	219	(175)	1,469

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

(dollars in millions)
	Level 3 Financial Assets and Liabilities Six Months Ended June 30, 2012
		Total Realized and Unrealized Gains or (Losses) included in Income			Total Realized and Unrealized Gains or (Losses) included in Income	Unrealized Gains to OCI	Sales	Purchases	Issuances	Settlements
	Beginning Balance	Principal Transactions	Other Revenue	Interest							Transfers In	Transfers Out	Ending Balance
Assets:
Trading assets, excluding derivative contracts:
Equities	$179	$(5)	$—	$—	$(5)	$—	$(52)	$42	$—	$(9)	$32	$(2)	$185
Convertible debentures	99	—	—	—	—	—	(53)	—	—	—	5	(17)	34
Non-U.S. governments and agencies	342	(2)	—	—	(2)	—	(245)	308	—	(1)	—	(13)	389
Corporate debt (1)	3,962	91	—	—	91	—	(1,755)	557	—	(439)	148	(458)	2,106
Preferred stock	227	11	—	—	11	—	(92)	82	—	(1)	1	—	228
Mortgages, mortgage-backed and asset-backed (1)	3,199	52	—	—	52	—	(393)	1,330	—	(233)	736	(113)	4,578
Municipals and money markets	2,047	9	—	—	9	—	(319)	207	—	(191)	—	(23)	1,730
Total trading assets, excluding derivative contracts	10,055	156	—	—	156	—	(2,909)	2,526	—	(874)	922	(626)	9,250
Derivative contracts, net	4,495	(542)	—	—	(542)	—	(379)	560	—	(346)	21	(395)	3,414
Investment securities available-for-sale :
Corporate ABS	47	—	(2)	—	(2)	—	—	—	—	(37)	—	—	8
Total investment securities available-for-sale	47	—	(2)	—	(2)	—	—	—	—	(37)	—	—	8
Investment securities non-qualifying	574	—	(6)	—	(6)	—	(90)	9	—	(154)	—	—	333
Total investment securities	621	—	(8)	—	(8)	—	(90)	9	—	(191)	—	—	341
Loans, notes and mortgages	1,726	—	114	15	129	—	(16)	7	—	(70)	—	—	1,776
Other Assets	1,349	—	(86)	—	(86)	—	—	—	—	—	—	—	1,263
Liabilities:
Trading liabilities, excluding derivative contracts:
Corporate debt	52	—	—	—	—	—	35	(44)	—	1	2	(37)	9
Preferred stock	16	(2)	—	—	(2)	—	9	(5)	—	—	—	(13)	9
Municipals, money markets and other	45	5	—	—	5	—	9	(6)	1	—	—	—	44
Total trading liabilities, excluding derivative contracts	113	3	—	—	3	—	53	(55)	1	1	2	(50)	62
Other payables - interest and other	10	—	4	—	4	—	—	(1)	—	—	—	(3)	2
Long-term borrowings	2,186	(59)	(35)	—	(94)	—	33	(98)	81	(629)	441	(639)	1,469

(1) During the six months ended June 30, 2012, approximately $900 million was reclassified from Corporate debt to Mortgages, mortgage-backed and asset-backed. In the table above, this reclassification is presented as a sale of Corporate debt and as a purchase of Mortgages, mortgage-backed and asset-backed trading assets.
Transfers in and out for corporate debt primarily relate to changes in market liquidity for certain corporate loans. Transfers in for mortgages, mortgage-backed and asset-backed is primarily the result of additional information related to certain CLOs. Transfers out for mortgages, mortgage-backed and asset-backed relates to increased market activity (i.e., executed trades) for certain loans backed by commercial real estate. Transfers out for derivative contracts, net primarily relates to increased price observability (i.e., market comparables) for certain TRS and foreign exchange swaps. Transfers in and out related to long-term borrowings are primarily due to changes in the impact of unobservable inputs on the value of certain equity-linked structured notes.

The following tables provide the portion of gains or losses included in income for the three and six months ended June 30, 2013 and June 30, 2012 attributable to unrealized gains or losses relating to those Level 3 assets and liabilities held at June 30, 2013 and June 30, 2012, respectively.

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3 Assets and Liabilities Still Held
	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Principal Transactions	Other Revenue	Total	Principal Transactions	Other Revenue	Total
Assets:
Trading assets, excluding derivative contracts:
Equities	$10	$—	$10	$(13)	$—	$(13)
Convertible debentures	(1)	—	(1)	(2)	—	(2)
Non-U.S. governments and agencies	(18)	—	(18)	63	—	63
Corporate debt	(11)	—	(11)	25	—	25
Preferred stock	(3)	—	(3)	8	—	8
Mortgages, mortgage-backed and asset-backed	(8)	—	(8)	61	—	61
Municipals and money markets	1	—	1	9	—	9
Total trading assets, excluding derivative contracts	(30)	—	(30)	151	—	151
Derivative contracts, net	188		188	(35)	—	(35)
Investment securities non-qualifying	—	(3)	(3)	—	(8)	(8)
Loans, notes and mortgages	—	12	12	—	(32)	(32)
Other	—	(6)	(6)	—	(4)	(4)
Liabilities:
Trading liabilities, excluding derivative contracts:
Corporate debt	2	—	2	1	—	1
Total trading liabilities, excluding derivative contracts	2	—	2	1	—	1
Long-term borrowings	58	(5)	53	55	(9)	46

(dollars in millions)
	Unrealized Gains or (Losses) for Level 3 Assets and Liabilities Still Held
	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Principal Transactions	Other Revenue	Total	Principal Transactions	Other Revenue	Total
Assets:
Trading assets, excluding derivative contracts:
Equities	$(6)	$—	$(6)	$1	$—	$1
Convertible debentures	(2)	—	(2)	—	—	—
Non-U.S. governments and agencies	(25)	—	(25)	—	—	—
Corporate debt	(35)	—	(35)	3	—	3
Preferred stock	(1)	—	(1)	2	—	2
Mortgages, mortgage-backed and asset-backed	(45)	—	(45)	(7)	—	(7)
Municipals and money markets	6	—	6	(3)	—	(3)
Total trading assets, excluding derivative contracts	(108)	—	(108)	(4)	—	(4)
Derivative contracts, net	173	—	173	(429)	—	(429)
Investment securities non-qualifying	—	1	1	—	(10)	(10)
Loans, notes and mortgages	—	13	13	—	110	110
Other assets	—	(39)	(39)	—	(86)	(86)

Liabilities:
Trading liabilities, excluding derivative contracts:
Preferred stock	—	—	—	(2)	—	(2)
Municipals, money markets and other	3	—	3	3	—	3
Total trading liabilities, excluding derivative contracts	3	—	3	1	—	1
Other payables — interest and other	—	1	1	—	—	—
Long-term borrowings	82	9	91	(12)	—	(12)

Level 3 Significant Inputs
The following tables present information about significant unobservable inputs related to material components of Merrill Lynch's Level 3 financial assets and liabilities at June 30, 2013 and December 31, 2012.
Quantitative Information about Level 3 Fair Value Measurements at June 30, 2013

(dollars in millions)
Financial Instrument	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Loans and Securities
Instruments backed by residential real estate assets	$1,075	Discounted Cash Flow, Market Comparables	Yield	4% to 25%	8%
Loans, notes and mortgages	641	Prepayment Speeds (CPR)	3% to 10%	7%
Trading assets - Mortgages, mortgage-backed and asset-backed	434	Default Rates (CDR)	1% to 3%	2%
Loss Severities	35% to 45%	41%
Commercial loans, debt securities and other	$6,090	Discounted Cash Flow, Market Comparables	Yield	0% to 35%	7%
Loans, notes and mortgages	174	Enterprise Value/EBITDA multiple	0x to 18x	7	x
Trading assets - Mortgages, mortgage-backed and asset-backed	4,152	Prepayment Speed	5% to 40%	20%
Trading assets - Corporate debt	1,764	Default Rates	1% to 4%	4%
Loss Severity	25% to 40%	35%
Long-term borrowings	$1,082	Industry Standard Derivative Pricing (1)	Equity Correlation	30% to 100%	63%
Long- Dated Volatilities	4% to 70%	24%
(1) Includes models such as Monte Carlo simulation and Black-Scholes.

CPR = Constant Prepayment Rate
CDR = Constant Default Rate

Quantitative Information about Level 3 Fair Value Measurements at June 30, 2013

(dollars in millions)
Financial Instrument	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Net Derivative Contracts
Credit derivatives	$1,399	Discounted Cash Flow, Stochastic Recovery Correlation Model	Yield	4% to 25%	15%
			Credit spreads	56 bps to 184 bps	173 bps
			Upfront points	0 to 100 points	53 points
			Spread to index	-1,745 bps to 1,852 bps	208 bps
			Credit correlation	28% to 81%	52%
			Prepayment speed (CPR)	3% to 20%	9%
			Default rates (CDR)	1% to 4%	3%
			Loss severity	20% to 35%	35%
Equity derivatives	$(223)	Industry Standard Derivative Pricing (1)	Equity Correlation	30% to 100%	63%
			Long-Dated Volatilities	4% to 70%	24%
Commodity derivatives	$5	Discounted Cash Flow, Industry Standard Derivative Pricing (1)	Natural gas forward price	$3/MMBtu to $12/MMBtu	$7/MMBtu
			Correlation	47% to 95%	79%
			Volatilities	9% to 301%	34%
Interest rate derivatives	$494	Industry Standard Derivative Pricing (1)	Correlation (IR/IR)	24% to 99%	51%
			Correlation (FX/IR)	-65% to 50%	-12%
			Long-Dated Inflation Rates	1% to 3%	2%
			Long-Dated Inflation Volatilities	0% to 2%	1%
Total net derivative contracts	$1,675

(1)	Includes models such as Monte Carlo simulation, Black-Scholes and other methods that model the joint dynamics of interest, inflation and foreign exchange rates.

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

In addition to the instruments disclosed in the tables above, Merrill Lynch holds $288 million and $287 million of Investment securities non-qualifying as of June 30, 2013 and December 31, 2012, respectively, that are primarily comprised of certain direct private equity investments and private equity funds that are classified as Level 3.  Valuations of direct private equity investments are prepared internally based on the most recent portfolio company financial information. Inputs generally include market and acquisition comparables, entry level multiples, as well as other variables.  Merrill Lynch selects a valuation methodology (e.g., market comparables) for each investment and, in certain instances, multiple inputs are weighted to derive the most representative value.  Discounts are applied as appropriate to consider the lack of liquidity and marketability versus publicly traded companies.  For private equity funds, fair value is generally determined using the net asset value as provided by the individual fund's general partner.
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

The level of aggregation and diversity within the products disclosed in the tables above result in certain ranges of inputs being wide and unevenly distributed across asset and liability categories. Weighted averages have been provided for all ranges of inputs as of June 30, 2013. At December 31, 2012, weighted averages were provided for all ranges of inputs except for those related to long-term borrowings and derivative contracts, for which a qualitative discussion is presented below.

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

Non-recurring Fair Value
Certain assets and liabilities are measured at fair value on a non-recurring basis and are not included in the tables above. The tables below show the fair value hierarchy for assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2013 and December 31, 2012.

(dollars in millions)
	Non-Recurring Basis			Gains/(Losses)	Gains/(Losses)	Gains/(Losses)	Gains/(Losses)
	as of June 30, 2013			Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	Level 2	Level 3	Total	June 30, 2013	June 30, 2013	June 30, 2012	June 30, 2012
Assets:
Loans, notes and mortgages	$1	$132	$133	$(1)	$(2)	$(53)	$(40)
Other	—	2	2	—	—	—	—
Liabilities:
Other payables — interest and other	—	—	—	—	—	4	3

(dollars in millions)
	Non-Recurring Basis
	as of December 31, 2012
	Level 2	Level 3	Total
Assets:
Loans, notes and mortgages	$1	$221	$222
Other	—	2	2

Loans, notes and mortgages includes held for sale loans that are carried at the lower of cost or fair value and for which the fair value was below the cost basis at June 30, 2013 and December 31, 2012. It also includes certain impaired held for investment loans where an allowance for loan losses has been calculated based upon the fair value of the loans or collateral. Level 3 assets as of June 30, 2013 and December 31, 2012 primarily relate to commercial real estate loans that are classified as held for sale where there continues to be significant illiquidity in the loan trading and securitization markets.

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
The following tables provide information about the line items in the Condensed Consolidated Statements of Earnings (Loss) where changes in fair values of assets and liabilities, for which the fair value option election has been made, are included for the three and six months ended June 30, 2013 and June 30, 2012.

(dollars in millions)
	Changes in Fair Value For the Three Months Ended June 30, 2013, for Items Measured at Fair Value Pursuant to the Fair Value Option Election			Changes in Fair Value For the Six Months Ended June 30, 2013, for Items Measured at Fair Value Pursuant to the Fair Value Option Election
	Gains (Losses) Principal Transactions	Gains (Losses) Other Revenues	Total Changes in Fair Value	Gains (Losses) Principal Transactions	Gains (Losses) Other Revenues	Total Changes in Fair Value
Assets:
Receivables under resale agreements	$(8)	$—	$(8)	$30	$—	$30
Investment securities	—	(3)	(3)	—	(3)	(3)
Loans	11	14	25	26	(42)	(16)
Other	—	(6)	(6)	—	(3)	(3)
Liabilities:
Payables under repurchase agreements	4	—	4	(16)	—	(16)
Short-term borrowings	11	—	11	(28)	—	(28)
Other payables — interest and other	—	4	4	—	17	17
Long-term borrowings	903	—	903	(29)	—	(29)

(dollars in millions)
	Changes in Fair Value For the Three Months Ended June 30, 2012, for Items Measured at Fair Value Pursuant to the Fair Value Option Election			Changes in Fair Value For the Six Months Ended June 30, 2012, for Items Measured at Fair Value Pursuant to the Fair Value Option Election
	Gains (Losses) Principal Transactions	Gains (Losses) Other Revenues	Total Changes in Fair Value	Gains (Losses) Principal Transactions	Gains (Losses) Other Revenues	Total Changes in Fair Value
Assets:
Receivables under resale agreements	$5	$—	$5	$(29)	$—	$(29)
Investment securities	—	(3)	(3)	—	2	2
Loans	3	(15)	(12)	29	77	106
Liabilities:
Payables under repurchase agreements	9	—	9	(25)	—	(25)
Short-term borrowings	12	—	12	19	—	19
Other payables — interest and other	—	(18)	(18)	—	31	31
Long-term borrowings	592	(21)	571	(1,841)	(21)	(1,862)
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
Loans and loan commitments

Merrill Lynch elected the fair value option for certain loans that are risk managed on a fair value basis. Upon the acquisition of Merrill Lynch by Bank of America, Merrill Lynch also elected the fair value option for certain mortgage, commercial, and leveraged loans and loan commitments. The changes in the fair value of loans and loan commitments, for which the fair value option was elected, that were attributable to changes in borrower-specific credit risk were not material for the three and six months ended June 30, 2013 and June 30, 2012.

As of June 30, 2013 and December 31, 2012, the aggregate fair value of loans for which the fair value option election has been made that were 90 days or more past due was $6 million and $115 million, respectively, and the aggregate fair value of loans that were in non-accrual status was $19 million and $25 million at June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013 and December 31, 2012, the unpaid principal amount due exceeded the aggregate fair value of such loans that are 90 days or more past due and/or in non-accrual status by $36 million and $153 million, respectively.
Short-term and long-term borrowings

Merrill Lynch elected the fair value option for certain short-term and long-term borrowings that are risk managed on a fair value basis (e.g., structured notes) and/or for which hedge accounting under Derivatives Accounting had been difficult to obtain. The majority of the fair value changes on long-term borrowings are from structured notes with coupon or repayment terms that are linked to the performance of debt and equity securities, indices, currencies or commodities. Excluding gains (losses) related to changes in Merrill Lynch's credit spreads, the majority of the gains (losses) for the respective periods are offset by gains (losses) on derivatives and securities that economically hedge these borrowings and that are accounted for at fair value. The changes in the fair value of liabilities for which the fair value option election was made that were attributable to changes in Merrill Lynch's credit spreads were net gains of approximately $46 million and $12 million for the three and six months ended June 30, 2013, respectively, and net losses of approximately $36 million and $2.2 billion for the three and six months ended June 30, 2012, respectively. Changes in Merrill Lynch specific credit risk are derived by isolating fair value changes due to changes in Merrill Lynch's credit spreads as observed in the secondary cash market.

The fair value option election was also made for certain non-recourse long-term borrowings and secured borrowings issued by consolidated VIEs. The fair value of these borrowings is not materially affected by changes in Merrill Lynch's creditworthiness.

The following tables present the difference between fair values and the aggregate contractual principal amounts of receivables under resale agreements, receivables under securities borrowed transactions, loans and long-term borrowings for which the fair value option election has been made as of June 30, 2013 and December 31, 2012.

(dollars in millions)
	Fair Value at	Principal Amount Due Upon Maturity
	June 30, 2013		Difference
Assets:
Receivables under resale agreements	$99,001	$98,704	$297
Receivables under securities borrowed transactions	1,954	1,980	(26)
Loans (1)	2,472	3,163	(691)

Liabilities:
Long-term borrowings (2) (3)	27,964	28,629	(665)

(1)	Includes trading loans with a fair value of $904 million and margin loans with a fair value of $267 million.

(2)
The majority of the difference between the fair value and principal amount due upon maturity at June 30, 2013 relates to the impact of changes in Merrill Lynch's credit spreads, as well as the fair value of the embedded derivative, where applicable.

(3)	Includes structured liabilities with a fair value of $18.6 billion and principal amount due upon maturity of $19.0 billion as of June 30, 2013.

(dollars in millions)
	Fair Value at	Principal Amount Due Upon Maturity
	December 31, 2012		Difference
Assets:
Receivables under resale agreements	$93,715	$93,433	$282
Receivables under securities borrowed transactions	961	892	69
Loans (1)	4,063	4,835	(772)
Liabilities:
Long-term borrowings(2) (3)	30,875	32,151	(1,276)

(1)	Includes trading loans with a fair value of $715 million and margin loans with a fair value of $271 million.

(2)
The difference between the fair value and principal amount due upon maturity at December 31, 2012 relates to the impact of changes in Merrill Lynch's credit spreads, as well as the fair value of the embedded derivative, where applicable.

(3)	Includes structured liabilities with a fair value of $22.0 billion and principal amount due upon maturity of $22.7 billion as of December 31, 2012.

Note 5.	Fair Value of Financial Instruments
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
The following disclosures relate to financial instruments for which the ending balances at June 30, 2013 and December 31, 2012 are not carried at fair value in their entirety on Merrill Lynch’s Condensed Consolidated Balance Sheets.
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

The following table presents the carrying value and fair value, by fair value hierarchy, of Merrill Lynch's loans, notes and mortgages, deposits and long-term borrowings at June 30, 2013. See Note 4 for further information regarding the fair value hierarchy:

(dollars in millions)
		Fair Value Measurement
		As of June 30, 2013
	Carrying Value	Level 2	Level 3	Total
Financial assets
Loans, notes and mortgages (1)	$20,224	$511	$19,606	$20,117
Financial liabilities
Deposits	11,253	11,253	—	11,253
Long-term borrowings (2)	85,370	88,436	1,082	89,518

(1)	Loans are presented net of the allowance for loan losses.

(2)	Includes junior subordinated notes (related to trust preferred securities).

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

Commercial Unfunded Lending Commitments

The carrying values and fair values of Merrill Lynch's commercial unfunded lending commitments were $44 million and $79 million, respectively, at June 30, 2013 and $60 million and $104 million, respectively, at December 31, 2012. Commercial unfunded lending commitments, which are included in Other payables - Interest and other on the Condensed Consolidated Balance Sheet, are primarily classified as Level 2 or Level 3.

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

Hedge accounting activity for the three and six months ended June 30, 2013 and June 30, 2012 included the following:
Fair value hedges

The table below summarizes certain information related to fair value hedges for the three and six months ended June 30, 2013 and June 30, 2012, including hedges of interest rate risk on long-term borrowings that were adjusted and redesignated as part of Bank of America's acquisition of Merrill Lynch. At redesignation, the fair value of the derivatives was negative. As the derivatives mature, their fair value will approach zero. As a result, ineffectiveness may occur and the fair value changes in the derivatives and the long-term borrowings being hedged may be directionally the same in certain scenarios. Based on a regression analysis, the derivatives continue to be highly effective at offsetting changes in the fair value of the long-term borrowings attributable to interest rate risk.

(dollars in millions)
	2013			2012
	Derivative (1)	Hedged Item (1)(2)	Hedge Ineffectiveness (1)	Derivative (1)	Hedged Item (1)(2)	Hedge Ineffectiveness (1)
For the three months ended June 30:
Interest rate risk on USD denominated long-term borrowings	$(732)	$658	$(74)	$471	$(645)	$(174)
Interest rate risk on foreign currency denominated long-term borrowings	(94)	61	(33)	(412)	345	(67)
Commodity price risk on commodity inventory	3	(4)	(1)	(9)	9	—

For the six months ended June 30:
Interest rate risk on USD denominated long-term borrowings	(1,081)	905	(176)	60	(371)	(311)
Interest rate risk on foreign currency denominated long-term borrowings	(615)	533	(82)	(324)	230	(94)
Commodity price risk on commodity inventory	—	(1)	(1)	14	(14)	—

	2013			2012
	Trading Assets	Trading Liabilities		Trading Assets	Trading Liabilities

As of June 30, 2013 and December 31, 2012:
Carrying value of hedging derivatives:
Long-term borrowings	$4,006	$732		$5,706	$664
Commodity inventory	36	—		48	2
Notional amount of hedging derivatives:
Long-term borrowings	29,352	8,747		36,932	9,676
Commodity inventory	99	4		124	3

(1)	Amounts are recorded in interest expense and other revenues for long-term borrowings and principal transactions for commodity inventory.

(2)	Excludes the impact of the accretion of purchase accounting adjustments made to certain long-term borrowings in connection with the acquisition of Merrill Lynch by Bank of America.

Net investment hedges of foreign operations

(dollars in millions)
		2013			2012
	Gains (losses) Recognized in Accumulated OCI	Gains (losses) in Income Reclassified from Accumulated OCI (1)	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (1)	Gains (losses) Recognized in Accumulated OCI	Gains (losses) in Income Reclassified from Accumulated OCI (1)	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (1)
For the three months ended June 30:
Foreign exchange risk	$563	$3	$(54)	$555	$4	$(100)

For the six months ended June 30:
Foreign exchange risk	1,608	(91)	(78)	110	(37)	(98)

		2013			2012
As of June 30, 2013 and December 31, 2012:
Carrying value of hedging derivatives:
Trading assets		$622			$425
Trading liabilities		375			618
Notional amount of hedging derivatives:
in an asset position		23,655			5,140
in a liability position		5,603			19,391

(1)	Amounts are recorded in other revenues and are attributable to certain legal entity liquidations.

Other Risk Management Derivatives

Other risk management derivatives are used by Merrill Lynch to reduce certain risk exposures. These derivatives are not qualifying accounting hedges because either they did not qualify for, or were not designated as, accounting hedges. The table below presents net gains (losses) on these derivatives for the three and six months ended June 30, 2013 and June 30, 2012. These net gains (losses) are largely offset by the income or expense that is recorded on the hedged item.
Net gains (losses) on other risk management derivatives

(dollars in millions)
	2013(1)	2012(1)
For the three months ended June 30:
Interest rate risk	$(33)	$17
Foreign currency risk	47	(703)
Credit risk	(8)	18

For the six months ended June 30:
Interest rate risk	(41)	11
Foreign currency risk	(468)	(504)
Credit risk	1	(31)

(1)	Amounts are recorded in other revenues and interest expense.

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

The following tables identify the primary risk for derivative instruments, which includes trading, non-trading and bifurcated embedded derivatives, at June 30, 2013 and December 31, 2012. The primary risk is provided on a gross basis, prior to the application of the impact of counterparty and cash collateral netting.

(dollars in millions)
	As of June 30, 2013
	Contract/ Notional	Trading Assets- Derivative Contracts	Contract/ Notional	Trading Liabilities- Derivative Contracts
Interest rate contracts
Swaps	$7,255,357	$358,097	$7,023,069	$353,628
Futures and forwards	1,959,751	3,823	1,975,339	3,776
Written options	—	—	1,290,002	48,153
Purchased options	1,250,956	49,973	—	—
Foreign exchange contracts
Swaps	724,881	22,234	734,131	24,889
Spot, futures and forwards	145,484	3,136	150,434	3,883
Written options	—	—	278,187	6,455
Purchased options	276,029	6,693	—	—
Equity contracts
Swaps	30,181	1,798	33,217	2,127
Futures and forwards	29,454	1,370	34,649	1,111
Written options	—	—	316,774	20,268
Purchased options	307,234	18,106	—	—
Commodity contracts
Swaps	53,766	4,180	11,810	4,947
Futures and forwards	308,763	5,700	271,649	3,949
Written options	—	—	216,616	7,986
Purchased options	222,445	8,005	—	—
Credit derivatives
Purchased protection:
Credit default swaps	111,975	8,446	90,255	1,784
Total return swaps	6,611	690	4,169	1,173
Other credit derivatives	4,022	20	13	—
Written protection:
Credit default swaps	90,486	2,281	109,232	7,878
Total return swaps	3,800	120	13,750	235
Other credit derivatives	—	—	3,805	16
Gross derivative assets/liabilities	$12,781,195	$494,672	$12,557,101	$492,258
Less: Legally enforceable master netting		(440,896)		(440,896)
Less: Cash collateral received/paid		(26,143)		(26,189)
Total derivative assets and liabilities		$27,633		$25,173

(dollars in millions)
	As of December 31, 2012
	Contract/ Notional	Trading Assets- Derivative Contracts	Contract/ Notional	Trading Liabilities- Derivative Contracts
Interest rate contracts
Swaps	$7,887,346	$519,123	$7,963,410	$514,689
Futures and forwards	2,245,535	1,661	2,257,693	1,423
Written options	—	—	1,333,460	64,295
Purchased options	1,271,613	67,251	—	—
Foreign exchange contracts
Swaps	752,596	26,797	793,944	32,918
Spot, futures and forwards	124,702	2,740	131,334	3,272
Written options	—	—	211,069	5,154
Purchased options	194,435	4,770	—	—
Equity contracts
Swaps	29,719	1,077	25,139	1,274
Futures and forwards	24,113	966	33,532	1,015
Written options	—	—	257,345	15,402
Purchased options	246,517	14,216	—	—
Commodity contracts
Swaps	28,057	2,477	26,140	3,990
Futures and forwards	258,703	4,759	240,179	2,663
Written options	—	—	163,516	7,256
Purchased options	164,633	7,042	—	—
Credit derivatives
Purchased protection:
Credit default swaps	103,042	9,644	103,839	2,120
Total return swaps	7,807	691	5,003	1,226
Other credit derivatives	215	1	13	—
Written protection:
Credit default swaps	102,888	2,640	103,988	8,947
Total return swaps	7,204	133	13,761	207
Other credit derivatives	—	1	212	2
Gross derivative assets/liabilities	$13,449,125	$665,989	$13,663,577	$665,853
Less: Legally enforceable master netting		(613,145)		(613,145)
Less: Cash collateral received/paid		(27,993)		(32,140)
Total derivative assets and liabilities		$24,851		$20,568

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

The following table presents derivative instruments included in derivative assets and liabilities on Merrill Lynch's Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Exchange-traded derivatives include listed options transacted on an exchange. Over-the-counter derivatives include bilateral transactions between Merrill Lynch and a particular counterparty. Over-the-counter cleared derivatives include bilateral transactions between Merrill Lynch and a counterparty where the transaction is cleared through a clearinghouse.

Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by the cash collateral received or paid.

Other gross derivative assets and liabilities in the table represents derivatives entered into under master netting agreements where uncertainty exists as to the enforceability of these agreements under bankruptcy laws in some countries or industries and accordingly, receivables and payables with counterparties in these countries or industries are reported on a gross basis.

Also included in the table is financial instrument collateral related to legally enforceable master netting agreements that represents securities collateral received or pledged and customer cash collateral held at third-party custodians. These amounts are not offset on the Condensed Consolidated Balance Sheets but are shown as a reduction to total derivative assets and liabilities in the table to derive net derivative assets or liabilities.

For information on the offsetting of securities financing agreements, see Note 7.

Offsetting of Derivatives
	June 30, 2013		December 31, 2012
(Dollars in millions)	Trading Assets- Derivative Contracts	Trading Liabilities- Derivative Contracts	Trading Assets- Derivative Contracts	Trading Liabilities- Derivative Contracts
Interest rate contracts
Over-the-counter	$254,047	$244,853	$343,399	$331,403
Over-the-counter-cleared	156,459	159,313	244,464	247,894
Foreign exchange contracts
Over-the-counter	31,080	33,682	33,348	39,803
Equity contracts
Over-the-counter	12,162	12,193	9,782	10,521
Exchange-traded	6,757	7,501	4,776	4,682
Commodity contracts
Over-the-counter	9,402	9,936	6,798	7,684
Exchange-traded	3,348	3,115	3,421	3,192
Credit contracts
Over-the-counter	9,967	10,322	11,560	11,802
Over-the-counter-cleared	342	343	294	226
Total gross derivative assets/liabilities, before netting
Over-the-counter	$316,658	$310,986	$404,887	$401,213
Exchange-traded	$10,105	$10,616	$8,197	$7,874
Over-the-counter-cleared	$156,801	$159,656	$244,758	$248,120
Less: Legally enforceable master netting and cash collateral received/paid
Over-the-counter	(303,128)	(300,331)	(390,608)	(394,755)
Exchange-traded	(7,110)	(7,110)	(5,880)	(5,880)
Over-the-counter-cleared	(156,801)	(159,644)	(244,650)	(244,650)
Derivative assets/liabilities, after netting	16,525	14,173	16,704	11,922
Other gross derivative assets/liabilities	11,108	11,000	8,147	8,646
Total derivative assets/liabilities	27,633	25,173	24,851	20,568
Less: Financial instruments collateral (1)	(2,729)	(968)	(2,832)	(1,549)
Total net derivative assets/liabilities	$24,904	$24,205	$22,019	$19,019

(1)	These amounts are limited to the derivative asset/liability balance and, accordingly, do not include excess collateral received/pledged.

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

The following tables identify the amounts in the income statement line items attributable to trading and non-trading activities, including both derivatives and non-derivative cash instruments categorized by primary risk for the three and six months ended June 30, 2013 and June 30, 2012.

Non-trading related amounts include activities in connection with principal investment, wealth management, and certain lending activities; economic hedging activity discussed in the Non-trading derivatives section above; and the impact of changes in Merrill Lynch's own creditworthiness on borrowings accounted for at fair value.

For The Three Months Ended June 30, 2013

(dollars in millions)
	Principal Transactions	Commissions	Other Revenues	Net Interest (Expense) Income	Total
Interest rate risk	$322	$24	$6	$198	$550
Foreign exchange risk	73	—	10	—	83
Equity risk	1,118	758	16	(426)	1,466
Commodity risk	118	—	2	(23)	97
Credit risk	240	—	63	446	749
Total trading related	1,871	782	97	195	2,945
Non-trading related	33	628	11	(464)	208
Total	$1,904	$1,410	$108	$(269)	$3,153

For The Six Months Ended June 30, 2013

(dollars in millions)
	Principal Transactions	Commissions	Other Revenues	Net Interest (Expense) Income	Total
Interest rate risk	$727	$45	$6	$414	$1,192
Foreign exchange risk	182	—	35	—	217
Equity risk	1,779	1,490	43	(450)	2,862
Commodity risk	280	—	4	(45)	239
Credit risk	1,044	—	(420)	955	1,579
Total trading related	4,012	1,535	(332)	874	6,089
Non-trading related	36	1,254	58	(972)	376
Total	$4,048	$2,789	$(274)	$(98)	$6,465

For The Three Months Ended June 30, 2012

(dollars in millions)
	Principal Transactions	Commissions	Other Revenues(1)	Net Interest (Expense) Income	Total
Interest rate risk	$209	$19	$4	$165	$397
Foreign exchange risk	35	—	—	—	35
Equity risk	1,356	613	22	(1,019)	972
Commodity risk	95	—	1	(30)	66
Credit risk	249	—	(11)	545	783
Total trading related	1,944	632	16	(339)	2,253
Non-trading related	4	608	236	(614)	234
Total	$1,948	$1,240	$252	$(953)	$2,487

(1)	Includes other income and other-than-temporary impairment losses on available-for-sale debt securities.

For The Six Months Ended June 30, 2012

(dollars in millions)
	Principal Transactions	Commissions	Other Revenues(1)	Net Interest (Expense) Income	Total
Interest rate risk	$378	$37	$4	$372	$791
Foreign exchange risk	60	—	—	—	60
Equity risk	1,776	1,332	42	(969)	2,181
Commodity risk	355	—	1	(58)	298
Credit risk	1,399	—	66	1,077	2,542
Total trading related	3,968	1,369	113	422	5,872
Non-trading related	(2,186)	1,226	916	(1,391)	(1,435)
Total	$1,782	$2,595	$1,029	$(969)	$4,437

(1)	Includes other income and other-than-temporary impairment losses on available-for-sale debt securities.

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
Credit derivatives where Merrill Lynch is the seller of credit protection are summarized below:

(dollars in millions)
	Maximum Payout/ Notional	Less than 1 year	1 − 3 years	3 − 5 years	Over 5 years	Carrying Value(1)
At June 30, 2013:
Derivative contracts:
Credit derivatives:
Investment grade(2)	$153,899	$27,179	$39,905	$80,247	$6,568	$1,874
Non-investment grade(2)	67,174	13,924	13,046	19,298	20,906	6,255
Total credit derivatives	221,073	41,103	52,951	99,545	27,474	8,129
Credit related notes:
Investment grade(2)	3,450	32	14	28	3,376	3,450
Non-investment grade(2)	1,547	45	160	207	1,135	1,547
Total credit related notes	4,997	77	174	235	4,511	4,997
Total derivative contracts	$226,070	$41,180	$53,125	$99,780	$31,985	$13,126
At December 31, 2012:
Derivative contracts:
Credit derivatives:
Investment grade(2)	$160,390	$34,454	$42,871	$70,645	$12,420	$1,855
Non-investment grade(2)	67,663	10,753	19,962	17,911	19,037	7,301
Total credit derivatives	228,053	45,207	62,833	88,556	31,457	9,156
Credit related notes:
Investment grade(2)	3,201	4	7	163	3,027	3,201
Non-investment grade(2)	1,445	115	141	271	918	1,445
Total credit related notes	4,646	119	148	434	3,945	4,646
Total derivative contracts	$232,699	$45,326	$62,981	$88,990	$35,402	$13,802

(1)	Derivative contracts are shown on a gross basis prior to counterparty or cash collateral netting.

(2)	Refers to the creditworthiness of the underlying reference obligations.

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

Merrill Lynch economically hedges its exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, Merrill Lynch purchases credit protection with identical underlying referenced names to offset its exposure. At June 30, 2013 and December 31, 2012, the notional value and carrying value of credit protection purchased and credit protection sold by Merrill Lynch with identical underlying referenced names was:

(dollars in millions)
	Maximum Payout/ Notional	Less than 1 year	1 − 3 years	3 − 5 years	Over 5 years	Carrying Value(1)
At June 30, 2013:
Credit derivatives purchased	$129,273	$25,347	$36,754	$50,195	$16,977	$3,826
Credit derivatives sold	132,516	20,451	38,077	52,605	21,383	4,943
At December 31, 2012:
Credit derivatives purchased	131,643	31,576	38,844	41,800	19,423	4,208
Credit derivatives sold	138,479	29,881	41,986	43,399	23,213	5,235

(1)	Derivative contracts are shown on a gross basis prior to counterparty or cash collateral netting.

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

At June 30, 2013 and December 31, 2012, cash collateral received of $26.1 billion and $28.0 billion, respectively, and cash collateral paid of $26.2 billion and $32.1 billion, respectively, was netted against derivative assets and liabilities.

Monoline derivative credit exposure at June 30, 2013 had a notional value of $11.2 billion compared with $12.1 billion at December 31, 2012. The fair value of the monoline derivative credit exposure was $0.4 billion at June 30, 2013 compared with $0.9 billion at December 31, 2012. At June 30, 2013, the CVA related to monoline derivative trading instruments exposure was $44 million compared with $117 million at December 31, 2012, which reduced Merrill Lynch's net exposure to $332 million at June 30, 2013. Monoline related activity for the three and six months ended June 30, 2013 resulted in gains of $18 million and $57 million, respectively, which primarily consisted of CVA changes.

Bank of America has guaranteed the performance of Merrill Lynch on certain derivative transactions. The aggregate amount of such derivative liabilities was approximately $1.3 billion at June 30, 2013.

In addition, at December 31, 2012, Merrill Lynch had $1.3 billion of net monoline exposure with MBIA, Inc. and certain of its affiliates (“MBIA”), which was included within Interest and other receivables. These contracts were not considered to be derivative trading instruments because of the inherent default risk and they did not provide a hedge benefit. During the three months ended March 31, 2013, Merrill Lynch recorded a charge of $450 million to write down its receivable from MBIA, which was recorded as a reduction to Other revenues in that period.

On May 7, 2013, Bank of America entered into a comprehensive settlement (the “MBIA Settlement”) with MBIA to resolve all outstanding litigation between the parties, as well as other claims between the parties. Under the MBIA Settlement, all pending litigation between the parties was dismissed and each party received a global release of those claims. In connection with the MBIA Settlement, the parties also terminated various CDS transactions in connection with CMBS. Collectively, those CDS transactions had a notional value of $7.4 billion and a fair value of $813 million as of March 31, 2013, and, in connection with the MBIA Settlement, MBIA terminated its CDS with Merrill Lynch, and Bank of America paid Merrill Lynch the value of such terminated CDS.
Credit-risk related contingent features

Most of Merrill Lynch's derivative contracts contain credit-risk related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom Merrill Lynch has transacted. These contingent features may be for the benefit of Merrill Lynch as well as its counterparties with respect to changes in Merrill Lynch's creditworthiness and the exposure under the derivative transactions. At June 30, 2013 and December 31, 2012, Merrill Lynch held cash and securities collateral of $37.0 billion and $38.2 billion and posted cash and securities collateral of $31.2 billion and $38.3 billion in the normal course of business under derivative agreements.

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

At June 30, 2013, the amount of collateral, calculated based on the terms of the contracts that Merrill Lynch could be required to post to counterparties but had not yet posted to counterparties, was approximately $0.8 billion.

Some counterparties are currently able to unilaterally terminate certain contracts, or Merrill Lynch may be required to take other action such as find a suitable replacement or obtain a guarantee. At June 30, 2013, the current liability for these derivative contracts was $0.2 billion, against which Merrill Lynch had posted $0.2 billion of collateral.

At June 30, 2013, if the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by one incremental notch, the amount of additional collateral contractually required by derivative contracts and other trading agreements would have been approximately $0.4 billion. If the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by a second incremental notch, approximately $4.1 billion in additional incremental collateral would have been required.

Also, if the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by one incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of June 30, 2013 was $1.2 billion, against which $0.7 billion of collateral had been posted. Further, if the rating agencies had downgraded their long-term debt ratings for ML & Co. or certain subsidiaries by a second incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of June 30, 2013 was an incremental $1.0 billion, against which $0.6 billion of collateral had been posted.

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

In early 2013, Merrill Lynch refined its methodology for calculating CVA and DVA, on a prospective basis, to adjust the way it values mutual termination clauses in derivatives contracts and to more fully incorporate the potential for the counterparties to default prior to a change in their credit ratings. This change in estimates increased both CVA and DVA by approximately $206 million for the quarter ended March 31, 2013. The resulting net earnings impact was not material. The net CVA and DVA excluding the impact of these refinements was a gain of $195 million and a gain of $3 million, respectively, for the six months ended June 30, 2013.

The Valuation Adjustments on Derivatives table below presents CVA gains (losses) and DVA gains (losses) for Merrill Lynch on a gross and net of hedges basis, which are recorded in principal transactions revenues.

Valuation Adjustments on Derivatives
	Three Months Ended June 30				Six Months Ended June 30
	2013		2012		2013		2012
(dollars in millions)	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Derivative assets (CVA) (1)	$53	$91	$(100)	$(52)	$(23)	$(11)	$149	$173
Derivative liabilities (DVA) (2)	101	80	19	(73)	225	209	(606)	(770)

(1)	At June 30, 2013 and December 31, 2012, the cumulative counterparty credit risk valuation adjustment reduced the derivative assets balance by $1.2 billion and $1.1 billion, respectively.

(2)	At June 30, 2013 and December 31, 2012, Merrill Lynch's cumulative DVA reduced the derivative liabilities balance by $0.6 billion and $0.4 billion, respectively.

Note 7.	Securities Financing Transactions
Merrill Lynch enters into secured borrowing and lending transactions in order to meet customers’ needs and earn residual interest rate spreads, obtain securities for settlement and finance trading inventory positions.
Under these transactions, Merrill Lynch either receives or provides collateral, including U.S. Government and agency securities, asset-backed, corporate debt, equity, and non-U.S. government and agency securities. Merrill Lynch receives collateral in connection with resale agreements, securities borrowed transactions, customer margin loans and other loans. Under most agreements, Merrill Lynch is permitted to sell or repledge the securities received (e.g., use the securities to secure repurchase agreements, enter into securities lending transactions, or deliver to counterparties to cover short positions). At June 30, 2013 and December 31, 2012, the fair value of securities received as collateral where Merrill Lynch is permitted to sell or repledge the securities was $512 billion and $500 billion, respectively, and the fair value of the portion that had been sold or repledged was $404 billion and $405 billion, respectively. Merrill Lynch may use securities received as collateral for resale agreements to satisfy regulatory requirements such as Rule 15c3-3 of the Securities Exchange Act of 1934.
Merrill Lynch pledges assets to collateralize repurchase agreements and other secured financings. Pledged securities that can be sold or repledged by the secured party are parenthetically disclosed in trading assets on the Condensed Consolidated Balance Sheets. The carrying value and classification of securities owned by Merrill Lynch that have been pledged to counterparties where those counterparties do not have the right to sell or repledge at June 30, 2013 and December 31, 2012 are as follows:

(dollars in millions)
	June 30, 2013	December 31, 2012
Trading asset category
Equities and convertible debentures	$13,234	$11,732
Corporate debt and preferred stock	5,358	8,368
U.S. Government and agencies	9,531	41,236
Non-U.S. governments and agencies	2,164	1,707
Mortgages, mortgage-backed, and asset-backed securities	1,813	4,547
Municipals and money markets	282	2,469
Total	$32,382	$70,059
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

Offsetting of Securities Financing Agreements

A significant majority of repurchase and resale activities are transacted under legally enforceable master repurchase agreements that give Merrill Lynch, in the event of default by the counterparty, the right to liquidate securities held and to offset receivables and payables with the same counterparty. Merrill Lynch offsets repurchase and resale transactions with the same counterparty on Merrill Lynch's Condensed Consolidated Balance Sheet where it has such a legally enforceable master netting agreement and the transactions have the same maturity date.

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

The tables below present securities financing agreements included on Merrill Lynch's Condensed Consolidated Balance Sheet at June 30, 2013 and December 31, 2012. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For information on the offsetting of derivatives, see Note 6.

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

The column entitled "Financial Instruments" in the tables below includes securities collateral received or pledged under repurchase or securities lending agreements where there is a legally enforceable master netting agreement. These amounts are not offset in the Condensed Consolidated Balance Sheet but are shown as a reduction to the net balance sheet amount in the table to derive a net asset or liability. Securities collateral received or pledged where the legal enforceability of the master netting agreements is not certain is not included.

Gross assets and liabilities include activity where uncertainty exists as to the enforceability of certain master netting agreements under bankruptcy laws in some countries or industries and, accordingly, are reported on a gross basis.

Offsetting of Securities Financing Agreements
	Assets
	June 30, 2013
(dollars in millions)	Gross Assets	Amounts Offset	Net Balance Sheet Amount	Financial Instruments	Net Asset
Receivables under resale agreements	$217,062	$(74,745)	$142,317	$(112,136)	$30,181
Receivables under securities borrowed transactions	93,591	(19,792)	73,799	(54,917)	18,882
Total	$310,653	$(94,537)	$216,116	$(167,053)	$49,063

	December 31, 2012
	Gross Assets	Amounts Offset	Net Balance Sheet Amount	Financial Instruments	Net Asset
Receivables under resale agreements	$276,275	$(127,458)	$148,817	$(121,422)	$27,395
Receivables under securities borrowed transactions	71,309	(10,317)	60,992	(43,660)	17,332
Total	$347,584	$(137,775)	$209,809	$(165,082)	$44,727

	Liabilities
	June 30, 2013
(dollars in millions)	Gross Liabilities	Amounts Offset	Net Balance Sheet Amount	Financial Instruments	Net Liability
Payables under repurchase agreements	$260,605	$(74,745)	$185,860	$(129,439)	$56,421
Payables under securities loaned transactions	39,989	(19,792)	20,197	(14,590)	5,607
Other	12,582	—	12,582	(12,575)	7
Total	$313,176	$(94,537)	$218,639	$(156,604)	$62,035

	December 31, 2012
	Gross Liabilities	Amounts Offset	Net Balance Sheet Amount	Financial Instruments	Net Liability
Payables under repurchase agreements	$347,168	$(127,458)	$219,710	$(153,414)	$66,296
Payables under securities loaned transactions	28,622	(10,317)	18,305	(14,598)	3,707
Other	16,013	—	16,013	(16,009)	4
Total	$391,803	$(137,775)	$254,028	$(184,021)	$70,007

Note 8.	Investment Securities

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

Investment securities reported on the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012 are presented below.

(dollars in millions)
	June 30, 2013	December 31, 2012
Investment securities
Available-for-sale	$612	$656
Other debt securities carried at fair value (1)	8,748	7,722
Non-qualifying
Equity investments	1,789	2,627
Other investments	2,928	2,620
Total	$14,077	$13,625

(1) During the six months ended June 30, 2013, certain assets that are used for liquidity management purposes were reclassified from Trading assets to Other debt securities carried at fair value. Prior period amounts have also been reclassified to conform with the current period presentation.
For both the three and six months ended June 30, 2013, there were no other-than-temporary impairment ("OTTI") losses related to non-agency mortgage-backed available-for-sale securities. For the three and six months ended June 30, 2012, OTTI losses related to non-agency mortgage-backed available-for-sale securities were $4 million and $6 million, respectively. Net impairment losses recognized in earnings represent the credit component of OTTI losses on available-for-sale debt securities and total OTTI losses for available-for-sale debt securities that Merrill Lynch does not intend to hold to recovery. Those amounts were $0 million for both the three and six months ended June 30, 2013 and $4 million and $6 million for the three and six months ended June 30, 2012, respectively. See Note 1 for Merrill Lynch's accounting policy regarding OTTI of investment securities.
Information regarding investment securities subject to Investment Accounting follows.

(dollars in millions)
	June 30, 2013
	Amortized Cost	Fair Value
Available-for-Sale
Securities, mortgage-backed and asset-backed:
Corporate ABS	$209	$209
Non-agency mortgage backed securities	1	1
Subtotal	210	210
U.S. Government and agencies	402	402
Total available-for-sale securities	$612	$612

(dollars in millions)
	December 31, 2012
	Amortized Cost	Fair Value
Available-for-Sale
Securities, mortgage-backed and asset-backed:
Corporate ABS	$226	$226
Non-agency mortgage backed securities	40	40
Subtotal	266	266
U.S. Government and agencies	390	390
Total available-for-sale securities	$656	$656

There were no material gross unrealized gains or losses associated with available-for-sale securities as of June 30, 2013 or December 31, 2012. Additionally, there were no individual securities that had been in a continuous unrealized loss position for a year or more as of June 30, 2013 or December 31, 2012.

The amortized cost and fair value of available-for-sale debt securities by expected maturity for mortgage-backed securities and contractual maturity for other debt securities at June 30, 2013 are as follows:

	Available-for-Sale
	Amortized Cost	Fair Value
Due in one year or less	$410	$410
Due after one year through five years	2	2
Due after five years through ten years	200	200
Total(1)	$612	$612

(1)	Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay their obligations with or without prepayment penalties.
The proceeds and gross realized gains (losses) from the sale of available-for-sale securities were not material during the three or six months ended June 30, 2013 and June 30, 2012.

Equity Method Investments

At June 30, 2013 and December 31, 2012, Merrill Lynch held certain investments that were accounted for under the equity method of accounting, none of which were individually material.

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

The tables below present the assets and liabilities of consolidated and unconsolidated VIEs if Merrill Lynch has continuing involvement with transferred assets or if Merrill Lynch otherwise has a variable interest in the VIE. For consolidated VIEs, these amounts are net of intercompany balances. The tables also present Merrill Lynch's maximum loss exposure resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which Merrill Lynch holds a variable interest as of June 30, 2013 and December 31, 2012. Merrill Lynch's maximum loss exposure is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on Merrill Lynch's Condensed Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments such as unfunded liquidity commitments and other contractual arrangements. Merrill Lynch's maximum loss exposure does not include losses previously recognized.

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

The following table summarizes certain information related to Loan VIEs in which Merrill Lynch is either the transferor, servicer or sponsor and holds a variable interest as of June 30, 2013 and December 31, 2012.

(dollars in millions)
	Non-Agency
	Prime		Subprime		Commercial Mortgage
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Unconsolidated VIEs:
Maximum loss exposure(1)	$5	$20	$67	$55	$78	$102
Senior securities held
Trading assets	$—	$11	$12	$4	$5	$5
Investment securities	—	1	—	—	—	—
Subordinated securities held
Trading assets	—	—	12	3	2	2
Residual interests held	5	8	—	4	36	38
Total retained securities(2)	$5	$20	$24	$11	$43	$45
Principal balance outstanding(3)	$305	$457	$5,368	$6,455	$19,195	$17,258
Consolidated VIEs:
Maximum loss exposure(1)	$—	$—	$—	$9	$—	$—
Loans, notes and mortgages	—	—	—	185	—	—
Other assets	—	—	—	12	—	—
Total assets	$—	$—	$—	$197	$—	$—
Long-term borrowings	$—	$—	$—	$188	$—	$—
Total liabilities	$—	$—	$—	$188	$—	$—

(1)	Maximum loss exposure excludes liabilities for representations and warranties.

(2)	Substantially all of the securities were in Level 2 in the fair value hierarchy.

(3)	Principal balance outstanding includes those loans that Merrill Lynch transferred and with which it has continuing involvement.

In accordance with consolidation guidance, Merrill Lynch consolidates Loan VIEs in which it has a controlling financial interest. For loan securitizations, Merrill Lynch is considered to have a controlling financial interest (i.e., is the primary beneficiary) when it is the servicer of the loans and also holds a financial interest that could potentially be significant to the entity. If Merrill Lynch is not the servicer of an entity or does not hold a financial interest that could be significant to the entity, Merrill Lynch does not have a controlling financial interest and does not consolidate the entity. Merrill Lynch did not have a controlling financial interest in Loan VIEs at June 30, 2013.

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

Merrill Lynch also provides default protection or credit enhancement to investors in certain municipal bond trusts whereby Merrill Lynch guarantees the payment of interest and principal on floating-rate certificates issued by these trusts in the event of default by the issuer of the underlying municipal bond. If an investor holds the residual interest, in a trust, Merrill Lynch typically has the ability to trigger the liquidation of that trust only if the market value of the bonds held in the trust declines below a specified threshold. The weighted average remaining life of bonds held in the trusts at June 30, 2013 was 9.6 years. Merrill Lynch's liquidity commitments to unconsolidated municipal bond trusts totaled $91 million and $106 million at June 30, 2013 and December 31, 2012, respectively. There were no material write-downs or downgrades of assets or issuers during the three and six months ended June 30, 2013 and 2012.

The following table summarizes certain information related to municipal bond trusts in which Merrill Lynch holds a variable interest as of June 30, 2013 and December 31, 2012.

(dollars in millions)
	June 30, 2013			December 31, 2012
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum Loss Exposure	$826	$146	$972	$1,348	$106	$1,454
On-balance sheet assets
Trading assets	$1,924	$56	$1,980	$2,505	$—	$2,505
Total	$1,924	$56	$1,980	$2,505	$—	$2,505
On-balance sheet liabilities
Short-term borrowings	$582	$—	$582	$2,859	$—	$2,859
Payables to Bank of America	1,098	—	1,098	1,157	—	1,157
Total	$1,680	$—	$1,680	$4,016	$—	$4,016
Total assets of VIEs	$1,924	$228	$2,152	$2,505	$133	$2,638

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

The following table summarizes certain information related to CDO vehicles in which Merrill Lynch holds a variable interest as of June 30, 2013 and December 31, 2012.

(dollars in millions)
	June 30, 2013			December 31, 2012
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum Loss Exposure	$1,304	$1,159	$2,463	$2,200	$1,321	$3,521
On-balance sheet assets
Trading assets	$1,310	$273	$1,583	$2,200	$227	$2,427
Derivative contracts	—	190	190	—	301	301
Other assets	—	44	44	—	52	52
Total	$1,310	$507	$1,817	$2,200	$580	$2,780
On-balance sheet liabilities
Derivative contracts	$—	$7	$7	$—	$9	$9
Long-term borrowings	1,548	—	1,548	2,805	—	2,805
Total	$1,548	$7	$1,555	$2,805	$9	$2,814
Total assets of VIEs	$1,310	$24,910	$26,220	$2,200	$26,968	$29,168

Merrill Lynch's maximum loss exposure is significantly less than the total assets of unconsolidated CDO vehicles in the table above because Merrill Lynch typically has exposure to only a portion of the total assets.

At June 30, 2013, Merrill Lynch had $1.3 billion of aggregate liquidity exposure to CDOs. This amount includes $91 million of commitments to CDOs to provide funding for super senior exposures and $1.2 billion notional amount of derivative contracts with unconsolidated VIEs, principally CDO vehicles, which hold non-super senior CDO debt securities or other debt securities on Merrill Lynch's behalf. See Note 14 for additional information. Merrill Lynch's liquidity exposure to CDOs at June 30, 2013 is included in the table above to the extent that Merrill Lynch sponsored the CDO vehicle or the liquidity exposure is more than insignificant compared to total assets of the CDO vehicle. Liquidity exposure included in the table is reported net of previously recorded losses.

Customer Vehicles

Customer vehicles include credit-linked, equity-linked and commodity-linked note vehicles, which are typically created on behalf of customers who wish to obtain exposure to a specific company, commodity price or financial instrument. The vehicles issue notes that pay a return linked to the specific credit, equity or commodity price risk. The vehicles purchase high-grade assets as collateral and enter into credit, equity or commodity derivatives to synthetically create the risk required to pay the specified return on the notes issued. Repackaging vehicles issue notes that are designed to incorporate risk characteristics desired by customers of Merrill Lynch. The vehicles hold debt instruments such as corporate bonds, convertible bonds or ABS with the desired credit risk profile. Merrill Lynch enters into derivatives with the vehicles to change the interest rate or currency profile of the debt instruments. If a vehicle holds convertible bonds and Merrill Lynch retains the conversion option, Merrill Lynch is deemed to have a controlling financial interest and consolidates the vehicle.

The following table summarizes certain information related to customer vehicles in which Merrill Lynch holds a variable interest as of June 30, 2013 and December 31, 2012.

(dollars in millions)
	June 30, 2013			December 31, 2012
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum Loss Exposure	$1,513	$1,165	$2,678	$1,512	$1,395	$2,907
On-balance sheet assets
Trading assets	$2,345	$49	$2,394	$2,814	$97	$2,911
Derivative contracts	—	286	286	—	509	509
Other assets	707	—	707	725	—	725
Total	$3,052	$335	$3,387	$3,539	$606	$4,145
On-balance sheet liabilities
Derivative contracts	$1	$5	$6	$19	$7	$26
Short-term borrowings	81	—	81	81	—	81
Long-term borrowings	2,541	—	2,541	3,096	—	3,096
Other liabilities	52	398	450	3	382	385
Total	$2,675	$403	$3,078	$3,199	$389	$3,588
Total assets of VIEs	$3,052	$3,857	$6,909	$3,539	$4,046	$7,585

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

Merrill Lynch had approximately $725 million and $742 million of other liquidity commitments, including written put options and collateral value guarantees, with unconsolidated credit-linked and equity-linked note vehicles at June 30, 2013 and December 31, 2012, respectively.

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

The following table summarizes certain information related to Real Estate and other VIEs in which Merrill Lynch holds a variable interest as of June 30, 2013 and December 31, 2012.

(dollars in millions)
	June 30, 2013			December 31, 2012
	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum Loss Exposure	$437	$2,251	$2,688	$215	$2,258	$2,473
On-balance sheet assets
Trading assets	$717	$1,506	$2,223	$328	$1,297	$1,625
Derivative contracts	—	406	406	—	460	460
Investment securities	38	—	38	41	39	80
Loans, notes, and mortgages	18	110	128	21	189	210
Other assets	—	229	229	27	276	303
Total	$773	$2,251	$3,024	$417	$2,261	$2,678
On-balance sheet liabilities
Long-term borrowings	$336	$—	$336	$203	$—	$203
Other liabilities	—	1	1	11	1	12
Total	$336	$1	$337	$214	$1	$215
Total assets of VIEs	$773	$22,482	$23,255	$417	$18,060	$18,477

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

Merrill Lynch resecuritized $4.7 billion and $11.5 billion of securities during the three and six months ended June 30, 2013, respectively, as compared with and $14.3 billion and $24.3 billion, respectively in the three and six months ended June 30, 2012. Merrill Lynch consolidates a resecuritization trust if it has sole discretion over the design of the trust, including the identification of securities to be transferred in and the structure of securities to be issued, and also retains a variable interest that could potentially be significant to the trust. If one or a limited number of third-party investors share responsibility for the design of the trust and purchase a significant portion of securities, including subordinated securities issued by non agency trusts, Merrill Lynch does not consolidate the trust.

Other Transactions

Merrill Lynch transferred pools of securities to certain independent third parties and provided financing for up to 75% of the purchase price under asset-backed financing arrangements. At June 30, 2013 and December 31, 2012, Merrill Lynch's maximum loss exposure under these financing arrangements was $1.5 billion and $2.5 billion, respectively, substantially all of which was recorded as loans, notes and mortgages on Merrill Lynch's Condensed Consolidated Balance Sheet. All principal and interest payments have been received when due in accordance with their contractual terms. These arrangements are not included in the tables above because the purchasers are not VIEs.

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

•	Other loans, which include securities-backed loans and loans classified as held for sale.
The table below presents information on Merrill Lynch’s loans outstanding at June 30, 2013 and December 31, 2012.

Age Analysis of Outstanding Loans
(dollars in millions)	June 30, 2013
	30-59 Days	60-89 Days	90 Days or more	Total Past	Total Current or Less Than	Nonperforming	Purchased Credit	Loans Measured at	Total
	Past Due	Past Due	Past Due	Due	30 Days Past Due	Loans (1)	Impaired	Fair Value	Outstanding
Consumer loans
Residential mortgage	$19	$6	$—	$25	$575	$30	$3,996	$—	$4,626
Home equity	—	—	—	—	75	5	—	—	80
Total consumer	19	6	—	25	650	35	3,996	—	4,706
Commercial
Commercial - U.S.	—	—	—	—	1,469	7	—	—	1,476
Commercial real estate	—	—	—	—	165	33	—	—	198
Commercial - non-U.S.	—	—	—	—	3,328	8	—	—	3,336
Total commercial loans	—	—	—	—	4,962	48	—	—	5,010
Commercial loans measured at fair value	—	—	—	—	—	—	—	203	203
Total commercial	—	—	—	—	4,962	48	—	203	5,213
Other (2)	—	—	—	—	9,247	—	—	1,098	10,345
Total loans	$19	$6	$—	$25	$14,859	$83	$3,996	$1,301	$20,264
Allowance for loan losses									(40)
Total loans, net									$20,224

Age Analysis of Outstanding Loans
(dollars in millions)	December 31, 2012
	30-59 Days	60-89 Days	90 Days or more	Total Past	Total Current or Less Than	Nonperforming	Loans Measured at	Total
	Past Due	Past Due	Past Due	Due	30 Days Past Due	Loans (1)	Fair Value	Outstanding
Consumer loans
Residential mortgage	$10	$4	$—	$14	$412	$24	$—	$450
Home equity	1	—	—	1	93	3	—	97
Total consumer	11	4	—	15	505	27	—	547
Commercial
U.S. commercial	—	—	—	—	2,625	8	—	2,633
Commercial real estate	—	—	—	—	204	37	—	241
Non-U.S. commercial	—	—	—	—	3,007	44	—	3,051
Total commercial loans	—	—	—	—	5,836	89	—	5,925
Commercial loans measured at fair value	—	—	—	—	—	—	1,208	1,208
Total commercial	—	—	—	—	5,836	89	1,208	7,133
Other (3)	—	—	—	—	10,053	—	1,869	11,922
Total loans	$11	$4	$—	$15	$16,394	$116	$3,077	$19,602
Allowance for loan losses								(57)
Total loans, net								$19,545

(1)	Excludes loans measured at fair value.

(2)	Includes securities-backed loans and loans held for sale of $8.9 billion and $1.4 billion, respectively, as of June 30, 2013.

(3)	Includes securities-backed loans and loans held for sale of $9.6 billion and $2.3 billion, respectively, as of December 31, 2012.

Merrill Lynch monitors credit quality based on primary credit quality indicators. Within consumer loans, the primary credit quality indicators are the refreshed LTV ratios and the refreshed Fair Isaac Corporation ("FICO") score. Refreshed LTV measures the carrying value of the loan as a percentage of the value of property securing the loan, which is refreshed quarterly. Home equity loans are evaluated using the refreshed combined loan-to-value ratio ("CLTV"), which measures the carrying value of the combined loans that have liens against the property and the available line of credit as a percentage of the appraised value of the property securing the loan, which is refreshed quarterly. FICO score measures the creditworthiness of the borrower based on the financial obligations of the borrower and the borrower's credit history. At a minimum, FICO scores are refreshed quarterly, and in many cases, more frequently.

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

.

The tables below present credit quality indicators for Merrill Lynch's consumer and commercial loan portfolios, excluding loans accounted for under the fair value option, at June 30, 2013 and December 31, 2012.

Consumer - Credit Quality Indicators
	June 30, 2013
(dollars in millions)	Residential Mortgages (1)	Home Equity (1)	PCI Loans
Refreshed LTV
Less than 90 percent	$232	$72	$2,900
Greater than 90 percent but less than 100 percent	112	4	391
Greater than 100 percent	286	4	705
Total Consumer	$630	$80	$3,996
Refreshed FICO Score
Less than 620	$59	$7	$3,006
Greater than or equal to 620 and less than 680	120	5	685
Greater than or equal to 680 and less than 740	186	16	247
Greater than or equal to 740	265	52	58
Total Consumer	$630	$80	$3,996

(1) Excludes PCI loans

Commercial - Credit Quality Indicators
(dollars in millions)	June 30, 2013
	Commercial - U.S.	Commercial Real Estate	Commercial- non-U.S.
Risk Ratings
Pass rated	$1,412	$77	$3,214
Reservable criticized	64	121	122
Total Commercial	$1,476	$198	$3,336

Consumer - Credit Quality Indicators
	December 31, 2012
(dollars in millions)	Residential Mortgages	Home Equity
Refreshed LTV
Less than 90 percent	$295	$87
Greater than 90 percent but less than 100 percent	41	5
Greater than 100 percent	114	5
Total Consumer	$450	$97
Refreshed FICO Score
Less than 620	$21	$5
Greater than or equal to 620 and less than 680	44	7
Greater than or equal to 680 and less than 740	116	25
Greater than or equal to 740	269	60
Total Consumer	$450	$97

Commercial - Credit Quality Indicators
(dollars in millions)	December 31, 2012
	Commercial - U.S.	Commercial Real Estate	Commercial- non-U.S.
Risk Ratings
Pass rated	$2,506	$105	$2,918
Reservable criticized	127	136	133
Total Commercial	$2,633	$241	$3,051

Activity in the allowance for loan losses, which is primarily associated with commercial loans, is presented below:

(dollars in millions)
	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012
Allowance for loan losses, at beginning of period	$57	$72
Provision for loan losses	(33)	(16)
Charge-offs	(3)	(9)
Recoveries	19	8
Net charge-offs	16	(1)
Allowance for loan losses, at end of period	$40	$55

Consumer loans, substantially all of which are collateralized, consisted of approximately 42,000 individual loans at June 30, 2013. Commercial loans consisted of approximately 400 separate loans.
Merrill Lynch’s outstanding loans include $1.4 billion and $2.3 billion of loans held for sale at June 30, 2013 and December 31, 2012, respectively. Loans held for sale are loans that Merrill Lynch expects to sell prior to maturity. At June 30, 2013, such loans consisted of $0.7 billion of consumer loans, primarily residential mortgages, and $0.7 billion of commercial loans. At December 31, 2012, such loans consisted of $1.4 billion of consumer loans, primarily residential mortgages, and $0.9 billion of commercial loans.
In some cases, Merrill Lynch enters into single name and index credit default swaps to mitigate credit exposure related to funded and unfunded commercial loans. The notional value of these swaps totaled $1.5 billion and $2.0 billion at June 30, 2013 and December 31, 2012, respectively.
The following tables provide information regarding Merrill Lynch’s net credit default protection associated with its funded and unfunded commercial loans as of June 30, 2013 and December 31, 2012:

Net Credit Default Protection by Maturity Profile

	June 30, 2013	December 31, 2012
Less than or equal to one year	16%	25%
Greater than one year and less than or equal to five years	84	75
Total net credit default protection	100%	100%

Net Credit Default Protection by Credit Exposure Debt Rating

(dollars in millions)
	June 30, 2013		December 31, 2012
Ratings(1)	Net Notional	Percent	Net Notional	Percent
AA	$(173)	11.4%	$(268)	13.1%
A	(873)	57.5	(1,034)	50.6
BBB	(414)	27.3	(530)	26.0
BB	(45)	3.0	(86)	4.2
B	—	—	(30)	1.5
CCC and below	(12)	0.8	(93)	4.6
Total net credit default protection	$(1,517)	100%	$(2,041)	100.0%

(1) Merrill Lynch considers ratings of BBB- or higher to meet the definition of investment grade.

Purchased Credit-Impaired Loans
During the three and six months ended June 30, 2013, Merrill Lynch acquired certain residential mortgage loans from Bank of America, the majority of which are accounted for as PCI loans. Such PCI loans had an aggregate unpaid principal balance of $5.3 billion and an aggregate carrying value of $4.1 billion at the dates of acquisition. The following table below provides details of these loans:

(dollars in millions)	Six Months Ended June 30, 2013
Contractually required payments including interest	$7,433
Less: Non accretable difference	(2,465)
Cash flows expected to be collected (1)	4,968
Less: Accretable yield	(851)
Fair value of loans acquired	$4,117

(1) Represents undiscounted expected principal and interest cash flows
As of June 30, 2013, the aggregate unpaid principal balance and aggregate carrying value of PCI loans was $5.1 billion and $4.0 billion, respectively.
The table below shows activity for the accretable yield on these loans. The amount of accretable yield is affected by changes in credit outlooks, including items such as default rates and loss severities, prepayment speeds, which can change the amount and period of time over which interest payments are expected to be received, and the interest rates on variable rate loans.  The reclassifications from nonaccretable difference during the three and six months ended June 30, 2013 were due to increases in expected cash flows driven by improved home prices and lower expected defaults, along with a decrease in prepayment speeds as a result of rising interest rates. Changes in the prepayment assumption affect the expected remaining life of the portfolio, which results in a change to the amount of future interest cash flows.

(dollars in millions)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Accretable yield, beginning of period	$677	—
Acquisitions	135	851
Accretions	(38)	(72)
Disposals/transfers	(7)	(12)
Reclassifications from nonaccretable difference	462	462
Accretable yield, June 30, 2013	$1,229	$1,229

Note 11.	Goodwill and Intangible Assets
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

The carrying amount of goodwill was $6.4 billion at both June 30, 2013 and December 31, 2012.

Intangible Assets
Intangible assets with definite lives at June 30, 2013 and December 31, 2012 consisted primarily of value assigned to customer relationships. Intangible assets with definite lives are tested for impairment in accordance with ASC 360, Property, Plant and Equipment whenever certain conditions exist which would indicate the carrying amounts of such assets may not be recoverable. Intangible assets with definite lives are amortized over their respective estimated useful lives. Intangible assets with indefinite lives consist of value assigned to the Merrill Lynch brand and are tested for impairment in accordance with Goodwill and Intangible Assets Accounting. Merrill Lynch's next annual impairment test will be performed during the third quarter of 2013, based on financial information as of June 30, 2013. Intangible assets with indefinite lives are not amortized.

The gross carrying amount of intangible assets with definite lives was $3.1 billion at June 30, 2013 and December 31, 2012. Accumulated amortization of intangible assets with definite lives was $1.3 billion and $1.2 billion at June 30, 2013 and December 31, 2012, respectively. The carrying amount of intangible assets with indefinite lives was $1.5 billion as of June 30, 2013 and December 31, 2012.

Amortization expense for the three month periods ended June 30, 2013 and June 30, 2012 was $75 million and $77 million, respectively, and for the six month periods ended June 30, 2013 and June 30, 2012 was $151 million and $154 million, respectively.

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

Beginning late in the third quarter of 2009, in connection with the update or renewal of certain Merrill Lynch international securities offering programs, Bank of America agreed to guarantee debt securities, warrants and/or certificates issued by certain subsidiaries of ML & Co. on a going forward basis. All existing ML & Co. guarantees of securities issued by those same Merrill Lynch subsidiaries under various international securities offering programs will remain in full force and effect as long as those securities are outstanding, and Bank of America has not assumed any of those prior ML & Co. guarantees or otherwise guaranteed such securities. There were approximately $6.9 billion of securities guaranteed by Bank of America at June 30, 2013.

Following the completion of Bank of America's acquisition of Merrill Lynch, ML & Co. became a subsidiary of Bank of America and established intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these intercompany agreements is a $75 billion one-year revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America at a spread to LIBOR that is reset periodically and is consistent with other intercompany agreements. This credit line was renewed effective January 1, 2013 with a maturity date of January 1, 2014. The credit line will automatically be extended by one year to the succeeding January 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. The agreement does not contain any financial or other covenants. There were no outstanding borrowings under the line of credit at June 30, 2013 and December 31, 2012.

In addition to the $75 billion unsecured line of credit, there is also a revolving unsecured line of credit that allows ML & Co. to borrow up to $25 billion from Bank of America. Interest on borrowings under the line of credit is based on prevailing short-term market rates. The line of credit does not contain any financial or other covenants. The line of credit matures on February 11, 2014. There were no outstanding borrowings under the line of credit at June 30, 2013 and December 31, 2012.

Merrill Lynch Pierce Fenner & Smith Incorporated ("MLPF&S"), a wholly-owned subsidiary of ML & Co., also has the following borrowing agreements with Bank of America:

•
A $4 billion one-year revolving unsecured line of credit - Interest on the line of credit is based on prevailing short-term market rates. The credit line will mature on November 1, 2013 and will automatically be extended by one year to the succeeding November 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. At both June 30, 2013 and December 31, 2012, there were no outstanding borrowings under the line of credit.

•
A $15 billion revolving unsecured line of credit - Interest on the line of credit is based on prevailing short-term market rates. The line of credit will mature on February 1, 2014 and will automatically extend every six months. At June 30, 2013 and December 31, 2012, approximately $0.7 billion and $0.9 billion, respectively, was outstanding under the line of credit.

During the quarter ended June 30, 2012, Merrill Lynch entered into a series of transactions involving repurchases of its senior and subordinated debt. Through a tender offer and certain open market transactions, Merrill Lynch repurchased senior and subordinated debt with a carrying value of $551 million for $474 million in cash, and recorded a gain of $77 million. In addition, during the three months ended March 31, 2012, Merrill Lynch completed a tender offer to purchase and retire certain subordinated notes for approximately $1.2 billion in cash, which resulted in a gain of $328 million.
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
The tables below exclude Merrill Lynch’s intercompany borrowings from Bank of America, see Note 2 for further information. Total borrowings at June 30, 2013 and December 31, 2012, which are comprised of short-term borrowings, long-term borrowings and junior subordinated notes (related to trust preferred securities), consisted of the following:

(dollars in millions)
	June 30, 2013	December 31, 2012
Senior debt	$43,721	$47,702
Senior structured notes	26,158	27,010
Subordinated debt	6,819	10,740
Junior subordinated notes (related to trust preferred securities)	3,819	3,809
Other subsidiary financing	1,192	941
Debt issued by consolidated VIEs	5,088	9,232
Total	$86,797	$99,434

Borrowings and deposits at June 30, 2013 and December 31, 2012, are presented below:

(dollars in millions)
	June 30, 2013	December 31, 2012
Short-term borrowings
Other unsecured short-term borrowings	$764	$436
Short-term borrowings issued by consolidated VIEs(1)	663	2,940
Total	$1,427	$3,376
Long-term borrowings(2)
Fixed-rate obligations(3)	$43,469	$52,224
Variable-rate obligations(4)(5)	33,657	33,733
Long-term borrowings issued by consolidated VIEs(1)	4,425	6,292
Total	$81,551	$92,249
Deposits
Non-U.S.	$11,253	$12,873

(1)	See Note 9 for additional information on debt issued by consolidated VIEs.

(2)	Excludes junior subordinated notes (related to trust preferred securities).

(3)	Fixed-rate obligations are generally swapped to variable rates.

(4)	Variable interest rates are generally based on rates such as LIBOR, the U.S. Treasury Bill rate, or the Federal Funds rate.

(5)	Includes structured notes.
See Note 5 for additional information on the fair value of long-term borrowings.
The weighted-average interest rates for borrowings at June 30, 2013 and December 31, 2012 (excluding structured products) were as follows:

	June 30, 2013	December 31, 2012
Short-term borrowings	0.2%	0.2%
Long-term borrowings	3.9	3.9
Junior subordinated notes (related to trust preferred securities)	6.9	6.9
Merrill Lynch also obtains standby letters of credit from issuing banks to satisfy various counterparty collateral requirements, in lieu of depositing cash or securities collateral. Such standby letters of credit aggregated $1.3 billion and $1.6 billion at June 30, 2013 and December 31, 2012, respectively.
Long-Term Borrowings
The table below shows the carrying value of long-term borrowings by contractual maturity at June 30, 2013.

(dollars in millions)
	Amount	Percentage of Total
Less than 1 year	$23,303	29%
1 – 2 years	10,492	13
2 – 3 years	6,809	8
3 – 4 years	5,936	7
4 – 5 years	12,215	15
Greater than 5 years	22,796	28
Total	$81,551	100%

Certain long-term borrowing agreements contain provisions whereby the borrowings are redeemable at the option of the holder (“put” options) at specified dates prior to maturity. Merrill Lynch believes that a portion of such borrowings will remain outstanding beyond their earliest redemption date. In addition, the maturity of certain structured notes whose coupon or repayment terms are linked to the performance of debt and equity securities, indices, currencies or commodities may also be accelerated based on the value of a referenced index or security, in which case Merrill Lynch may be required to immediately settle the obligation for cash or other securities. The aggregate value of the borrowings containing these features was approximately $9.6 billion at June 30, 2013.
Senior and subordinated debt obligations do not contain provisions that could, upon an adverse change in ML & Co.’s credit rating, financial ratios, earnings or cash flows, trigger a requirement for an early payment, additional collateral support, changes in terms, acceleration of maturity, or the creation of an additional financial obligation.

As part of Bank of America's efforts to streamline its organizational structure and reduce complexity and costs, it has reduced and intends to continue to reduce the number of its subsidiaries, including through intercompany mergers. In connection with these efforts, Bank of America may merge ML & Co. directly into Bank of America Corporation and such a merger may occur as early as the fourth quarter of 2013. Under Delaware law, as a result of such a merger, Bank of America Corporation would assume all of ML & Co.'s obligations, including its outstanding U.S. and non-U.S. debt securities, its obligations with respect to outstanding trust preferred securities and ML & Co. guarantees of outstanding non-U.S. debt securities issued by ML & Co. subsidiaries. Also, as a result of such a merger, ML & Co.'s reporting obligations under the Securities Exchange Act of 1934 would terminate and ML & Co. would cease to separately file reports with the U.S. Securities and Exchange Commission (the "SEC"). There can be no assurance that such a merger will occur, and if it does, the timing thereof. Any such merger would be subject to applicable regulatory approvals, consents and other conditions of closing.
See Note 12 to the Consolidated Financial Statements contained in the 2012 Annual Report for additional information on borrowings.

Note 13.	Stockholder's Equity and Earnings Per Share
Common Stock
As of June 30, 2013 and December 31, 2012, there are 1,000 shares of ML & Co. common stock outstanding, all of which are held by Bank of America.
Earnings Per Share
Earnings per share data is not provided, as Merrill Lynch is a wholly-owned subsidiary of Bank of America.

Note 14.	Commitments, Contingencies and Guarantees

Litigation and Regulatory Matters

The following supplements the disclosure in Note 14 to the Consolidated Financial Statements in Merrill Lynch's 2012 Annual Report and in Note 14 to the Condensed Consolidated Financial Statements of Merrill Lynch's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (collectively, the "prior commitments and contingencies disclosure").
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

In the ordinary course of business, Merrill Lynch and its subsidiaries are also subject to regulatory examinations, information gathering requests, inquiries, investigations, threatened legal actions and proceedings. Certain subsidiaries of Merrill Lynch are registered broker/dealers or investment advisors and are subject to regulation by the SEC, the Financial Industry Regulatory Authority (“FINRA”), the U.K.'s Prudential Regulatory Authority (the "PRA") and Financial Conduct Authority (the "FCA"), the European Commission (the "Commission"), and other domestic, international, and state securities regulators. In connection with formal and informal inquiries by those agencies, such subsidiaries receive numerous requests, subpoenas and orders for documents, testimony and information in connection with various aspects of their regulated activities.

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

In accordance with applicable accounting guidance, Merrill Lynch establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, Merrill Lynch does not establish an accrued liability. As a litigation or regulatory matter develops, Merrill Lynch, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. Once the loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, Merrill Lynch will establish an accrued liability with respect to such loss contingency and record a corresponding amount of litigation-related expense. Merrill Lynch continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal or external legal service providers, litigation-related expenses of approximately $53 million and $150 million were recognized for the three and six months ended June 30, 2013, as compared with approximately $13 million and $17 million for the same periods in 2012.

For a limited number of the matters disclosed in this Note, and in the prior commitments and contingencies disclosure, for which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, Merrill Lynch is able to estimate a range of possible loss. In determining whether it is possible to provide an estimate of loss or range of possible loss, Merrill Lynch reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter, in light of potentially relevant factual and legal developments. These may include information learned through the discovery process, rulings on dispositive motions, settlement discussions, and other rulings by courts, arbitrators or others. In cases in which Merrill Lynch possesses sufficient appropriate information to develop an estimate of loss or range of possible loss, that estimate is aggregated and disclosed below. There may be other disclosed matters for which a loss is probable or reasonably possible but such an estimate may not be possible. For those matters where an estimate is possible, management currently estimates the aggregate range of possible loss is $0 to $610 million in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, this estimated range of possible loss represents what Merrill Lynch believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent Merrill Lynch's maximum loss exposure. Information is provided below, or in the prior commitments and contingencies disclosure, regarding the nature of all of these contingencies and, where specified, the amount of the claim associated with these loss contingencies. Based on current knowledge, management does not believe that loss contingencies arising from pending matters, including the matters described herein and in the prior commitments and contingencies disclosure, will have a material adverse effect on the consolidated financial position or liquidity of Merrill Lynch. However, in light of the inherent uncertainties involved in these matters, some of which are beyond Merrill Lynch's control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to Merrill Lynch's results of operations or cash flows for any particular reporting period.

Ambac Litigation

On April 16, 2012, Ambac Assurance Corp. and the Segregated Account of Ambac Assurance Corp. (together, "Ambac") sued First Franklin Financial Corp., Bank of America, N.A., MLPF&S, Merrill Lynch Mortgage Lending, Inc., and Merrill Lynch Mortgage Investors, Inc. in New York Supreme Court, New York County.  Plaintiffs' claims relate to guaranty insurance Ambac provided on a First Franklin securitization (Franklin Mortgage Loan Trust, Series 2007-FFC).  The securitization was sponsored by a Merrill Lynch entity, and certain certificates in the securitization were insured by Ambac.  The complaint alleges that defendants breached representations and warranties concerning the origination of the underlying mortgage loans and asserts claims for fraudulent inducement, breach of contract and indemnification.  The complaint does not specify the amount of damages sought.

Defendants moved to dismiss the Complaint on July 13, 2012.  On July 19, 2013, the court denied defendants' motion to dismiss Ambac's contract and fraud causes of action.  In addition, the court denied defendants' motion to dismiss Ambac's claims for attorneys' fees and punitive damages.  The court also dismissed Ambac's indemnification cause of action.

European Commission - Credit Default Swaps Antitrust Investigation
On July 1, 2013, the Commission announced that it had addressed a Statement of Objections (“SO”) to Banc of America Securities LLC (a predecessor to MLPF&S), Bank of America and a related entity (together, the “Bank of America Entities”); a number of other financial institutions; Markit Group Limited; and the International Swaps and Derivatives Association (together, the “Parties”). The SO sets forth the Commission's preliminary conclusion that the Parties infringed EU competition law by participating in alleged collusion to prevent exchange trading of credit default swaps and futures.  According to the SO, the conduct of the Bank of America Entities took place between August 2007 and April 2009.  As part of the Commission's procedures, the Parties will be given the opportunity to review the evidence in the investigative file, respond to the Commission's preliminary conclusions, and request a hearing before the Commission.  If the Commission is satisfied that its preliminary conclusions are proved, the Commission has stated that it intends to impose a fine and require appropriate remedial measures.  However, given the early stage of this matter it is not possible to estimate the amount of any fine or what remedial measures may be required.

In re Bank of America Securities, Derivative and Employee Retirement Income Security Act (ERISA) Litigation
Consolidated Securities Class Action
Certain members of the securities class in the Consolidated Securities Class Action have appealed the district court's final approval of the settlement to the U.S. Court of Appeals for the Second Circuit.

"Good Reason" Litigation
On April 26, 2013, the U.S. District Court for the Southern District of New York granted final approval to the settlement in Chambers, et al. v. Merrill Lynch & Co., et al.

Mortgage-Backed Securities ("MBS") Litigation
Merrill Lynch entities and their affiliates have been named as defendants in a number of cases relating to their various roles as issuer, originator, seller, depositor, sponsor, underwriter and/or controlling entity in MBS offerings, pursuant to which the MBS investors were entitled to a portion of the cash flow from the underlying pools of mortgages. These cases generally include actions by individual MBS purchasers. Although the allegations vary by lawsuit, these cases generally allege that the registration statements, prospectuses and prospectus supplements for securities issued by securitization trusts contained material misrepresentations and omissions, in violation of Sections 11, 12 and/or 15 of the Securities Act of 1933, state securities laws and other state statutory and/or common laws.

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
Prudential Insurance Litigation
On March 14, 2013, The Prudential Insurance Company of America and certain of its affiliates (collectively “Prudential”) filed a complaint in the U.S. District Court for the District of New Jersey, in a case entitled Prudential Insurance Company of America, et al. v. Bank of America, N.A., et al.  Prudential has named, among others, Merrill Lynch and a number of its related entities as defendants.  Prudential's complaint asserts certain MBS Claims pertaining to 54 MBS offerings in which Prudential alleges that it purchased securities between 2004 and 2007.  Prudential seeks, among other relief, compensatory damages, rescission or a rescissory measure of damages, treble damages, punitive damages, and other unspecified relief.
Regulatory and Governmental Investigations
Merrill Lynch has received a number of subpoenas and other requests for information from regulators and governmental authorities regarding MBS and other mortgage-related matters, including inquiries, investigations and potential proceedings related to a number of transactions involving Merrill Lynch's underwriting and issuance of MBS and its participation in certain CDO offerings.  These inquiries and investigations include, among others, an investigation by the SEC related to Merrill Lynch's risk control, valuation, structuring, marketing and purchase of CDOs, and investigations by the Department of Justice (the "DOJ"), the SEC, and the New York State Attorney General (the "NYAG") concerning the purchase, securitization and underwriting of mortgage loans and RMBS. Merrill Lynch has provided documents and testimony and continues to cooperate fully with these inquiries and investigations.

The staff of the DOJ has advised that it intends to file civil charges against Bank of America Securities LLC (a predecessor to MLPF&S) and other Bank of America entities arising from one or two jumbo prime securitizations. The staff of the SEC has advised that they intend to recommend civil charges concerning one of those securitizations.  The staff of the NYAG has advised that they intend to recommend filing an action against Merrill Lynch arising from their RMBS investigation. In addition, the staff of the SEC has advised that it is considering recommending civil charges against Merrill Lynch arising from its CDO investigation. Merrill Lynch has been in active discussions with senior staff of each government entity in connection with the respective investigations and to explain why the threatened civil charges are not appropriate.

Commitments
At June 30, 2013, Merrill Lynch’s commitments had the following expirations:

(dollars in millions)
		Commitment expiration
	Total	Less than 1 Year	1-3 Years	3-5 Years	Over 5 Years
Lending commitments	$4,718	$961	$1,656	$2,005	$96
Purchasing and other commitments	3,418	1,987	848	435	148
Operating leases	3,285	615	974	692	1,004
Commitments to enter into resale and securities borrowing agreements	93,225	93,225	—	—	—
Commitments to enter into repurchase and securities lending agreements	58,872	58,872	—	—	—
Total	$163,518	$155,660	$3,478	$3,132	$1,248

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

Purchasing and Other Commitments
At June 30, 2013, Merrill Lynch had commitments to purchase loans of $2.0 billion, which, upon settlement of the commitment, will be included in trading assets, loans held for investment or loans held for sale. Such commitments totaled $1.3 billion at December 31, 2012. Merrill Lynch has also entered into agreements with providers of market data, communications, systems consulting, and other office-related services. At June 30, 2013 and December 31, 2012, minimum fee commitments over the remaining life of these agreements totaled $1.1 billion and $1.2 billion, respectively. Other purchasing commitments amounted to $0.2 billion and $0.8 billion at June 30, 2013 and December 31, 2012, respectively. In addition, Merrill Lynch had commitments to purchase partnership interests, primarily related to private equity and principal investing activities, at both June 30, 2013 and December 31, 2012 of $0.1 billion.
In the normal course of business, Merrill Lynch enters into commitments for underwriting transactions. Settlement of these transactions as of June 30, 2013 would not have a material effect on the Condensed Consolidated Balance Sheet of Merrill Lynch.
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
Guarantees
Merrill Lynch issues various guarantees to counterparties in connection with certain transactions. Merrill Lynch’s guarantee arrangements and their expiration at June 30, 2013 are summarized as follows (see Note 6 for information related to derivative financial instruments within the scope of Guarantees Accounting):

(dollars in millions)
	Expiration
	Maximum Payout	Less than 1 year	1-3 years	3-5 years	Over 5 years	Carrying Value
Standby liquidity facilities	$107	$91	$3	$—	$13	$—
Residual value guarantees	320	320	—	—	—	—
Standby letters of credit and other guarantees	359	257	68	21	13	—
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

See Note 9 for further information.

Residual Value Guarantees
At June 30, 2013, residual value guarantees of $320 million consist of amounts associated with certain power plant facilities. Payments under these guarantees would only be required if the fair value of such assets declined below their guaranteed value. As of June 30, 2013, no payments have been made under these guarantees and the carrying value of the associated liabilities was not material, as (i) Merrill Lynch believes that the estimated fair value of such assets was in excess of their guaranteed value and/or (ii) there is a very remote risk of future payment pursuant to the remaining contractual provisions.
Standby Letters of Credit
At June 30, 2013, Merrill Lynch provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $0.4 billion. Payment risk is evaluated based upon historical payment activity.
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

Merrill Lynch's credit loss would be reduced by any recourse it may have to originators (e.g., correspondents) that, in turn, had sold such loans to Merrill Lynch based upon its agreements with these originators. When a loan is originated by a correspondent or other third party, Merrill Lynch typically has the right to seek a recovery of related repurchase losses from that originator. Many of the correspondent originators of loans in 2004 through 2008 are no longer in business, or are in a weakened financial condition, and Merrill Lynch's ability to recover on valid claims is therefore impacted, or eliminated accordingly.

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

Settlement Actions

Merrill Lynch has vigorously contested any request for repurchase when it concludes that a valid basis for repurchase does not exist and will continue to do so in the future. Merrill Lynch may reach settlements in the future if opportunities arise on terms it believes to be advantageous. With regard to Bank of America's settlement with The Bank of New York Mellon as trustee (the “BNY Mellon Settlement”), the court approval hearing began on June 3, 2013 in the New York Supreme Court, New York County, and additional hearing days are currently scheduled in September 2013. Although Bank of America and Merrill Lynch are not parties to the proceeding, certain of Bank of America's rights and obligations under the settlement agreement are conditioned on final court approval of the settlement. For further information on the BNY Mellon Settlement, see Note 14 to the Consolidated Financial Statements in Merrill Lynch's 2012 Annual Report.

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

The notional amount of unresolved claims from private-label securitization trustees, whole-loan investors and others totaled $7.2 billion at June 30, 2013 compared with $5.8 billion at December 31, 2012. The increase in the notional amount of unresolved claims is primarily due to continued submissions of claims by private-label securitization trustees, claim quality and, therefore, claims resolution, and the lack of an established process to resolve disputes related to these claims. Merrill Lynch anticipated an increase in aggregate non-GSE claims at the time of the BNY Mellon Settlement in June 2011, and such increase in aggregate non-GSE claims was taken into consideration in developing the increase in Merrill Lynch's representations and warranties liability at that time. Merrill Lynch expects unresolved repurchase claims related to private-label securitizations to continue to increase as claims continue to be submitted by private-label securitization trustees, and there is not an established process for the ultimate resolution of claims on which there is a disagreement.

The table below presents unresolved representations and warranties claims by counterparty at June 30, 2013 and December 31, 2012. The unresolved repurchase claims include only claims where Merrill Lynch believes that the counterparty has a basis to submit claims. During the three months ended June 30, 2013, Merrill Lynch received $641 million of new repurchase claims, which consisted of approximately $613 million from private-label securitization trustees and $28 million from GSEs.

Unresolved Repurchase Claims by Counterparty

(dollars in millions)
	June 30, 2013	December 31, 2012
GSEs	$46	$93
Monoline	146	147
Whole-loan investors, private-label securitization trustees and other	7,227	5,805
Total	$7,419	$6,045

Of the $7.4 billion of total unresolved repurchase claims as of June 30, 2013, Merrill Lynch believes that for $7.1 billion, a valid defect has not been identified which would constitute an actionable breach of representations and warranties. The remaining $0.3 billion of claims are in the process of review. When a claim has been denied and there has not been communication with the counterparty for six months, Merrill Lynch views these claims as inactive; however, they remain in the unresolved repurchase claims balance until resolution.

In addition to, and not included in, the total unresolved repurchase claims above, there are $1.2 billion of repurchase demands from a master servicer where Merrill Lynch believes the claimant has not satisfied the contractual thresholds to direct the securitization trustee to take action and/or that these demands are otherwise procedurally or substantively invalid. Merrill Lynch does not believe the $1.2 billion of demands received represents valid repurchase claims, and therefore it is not possible to predict the resolution with respect to such demands.

Cash Settlements

As presented in the table below, during the three and six months ended June 30, 2013, Merrill Lynch paid $70 million and $91 million to resolve $71 million and $87 million, respectively, of repurchase claims through repurchase or reimbursement to investors or securitization trusts for losses they incurred, resulting in a loss on the related loans at the time of repurchase or reimbursement of $61 million and $79 million, respectively. During the three and six months ended June 30, 2012, Merrill Lynch paid $18 million and $29 million to resolve $20 million and $31 million, respectively, of repurchase claims through repurchase or reimbursement to investors or securitization trusts for losses they incurred, resulting in a loss on the related loans at the time of repurchase or reimbursement of $12 million and $23 million, respectively.

(dollars in millions)	2013		2012
	Three Months Ended June 30	Six Months Ended June 30	Three Months Ended June 30	Six Months Ended June 30
Claims resolved (1)	$71	$87	$20	$31

Repurchases	$10	$13	$7	$7
Indemnification payments	60	78	11	22
Total	$70	$91	$18	$29
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

Merrill Lynch's estimated liability at June 30, 2013 for representations and warranties exposures and the corresponding range of possible loss considers, and is necessarily dependent on, and limited by, a number of factors, including, depending on the counterparty, actual defaults, projected future defaults, historical loss experience, estimated home prices, other economic conditions, estimated probability that a repurchase claim will be received, including consideration of whether presentation thresholds will be met, number of payments made by the borrower prior to default and estimated probability that a loan will be required to be repurchased as well as other relevant facts and circumstances, such as bulk settlements, including those of its affiliates, and identity of the counterparty or type of counterparty, as Merrill Lynch believes appropriate.

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

The table below presents a rollforward of the liability for representations and warranties and includes the provisions for representation and warranties exposure recorded in the three and six months ended June 30, 2013 and June 30, 2012.

(dollars in millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance, beginning of period	$2,008	$2,847	$2,011	$2,847
Provision	(4)	(840)	11	(829)
Other net reductions	(63)	(16)	(81)	(27)
Balance, end of period	$1,941	$1,991	$1,941	$1,991

The estimate of the liability for representations and warranties is based on currently available information, significant judgment and a number of other factors that are subject to change. Changes to any one of these factors could significantly impact the estimate of the liability and could have a material adverse impact on Merrill Lynch's results of operations for any particular period.

Estimated Range of Possible Loss

The representations and warranties liability represents Merrill Lynch's best estimate of probable incurred losses as of June 30, 2013. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. In addition, the BNY Mellon Settlement did not provide sufficient experience related to certain private-label securitizations sponsored by whole-loan investors. As it relates to certain private-label securitizations sponsored by whole-loan investors and certain whole loan sales, it is not possible to determine whether a loss has occurred or is probable and, therefore, no representations and warranties liability has been recorded in connection with these transactions.

Merrill Lynch currently estimates that the range of possible loss for all representations and warranties exposures, consisting primarily of non-GSE exposures, could be up to $1.1 billion over accruals at June 30, 2013, which remains the same as reported at March 31, 2013. This estimated range of possible loss related to representations and warranties exposures does not represent a probable loss and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. Merrill Lynch's estimated range of possible loss related to representations and warranties exposures does not include possible losses related to monoline insurers.

Future provisions and/or ranges of possible loss for representations and warranties exposures may be significantly impacted if actual experiences are different from Merrill Lynch's assumptions in its predictive models, including, without limitation, those regarding the ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, economic conditions, estimated home prices, consumer and counterparty behavior, and a variety of other judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or this estimated range of possible loss. For example, an appellate court, in the context of claims brought by a monoline insurer, disagreed with the interpretation of an affiliate of Merrill Lynch that a loan must be in default in order to satisfy the underlying agreements' requirement that a breach have a material and adverse effect. If that decision is extended to non-monoline contexts, it could significantly impact the provision and/or Merrill Lynch's estimated range of possible loss.

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

The liability for representations and warranties exposures and the corresponding estimated range of possible loss for these representations and warranties exposures do not include any losses related to litigation matters disclosed herein or in Note 14 to the Consolidated Financial Statements included in our 2012 Annual Report, nor do they include any potential securities law or fraud claims or potential indemnity or other claims against Merrill Lynch. Merrill Lynch is not able to reasonably estimate the amount of any possible loss with respect to any such securities law, fraud or other claims against Merrill Lynch (except to the extent reflected in the estimated range of possible loss for litigation and regulatory matters disclosed herein); however, such loss could be material.

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

In private-label securitizations, certain presentation thresholds need to be met in order for investors to direct a trustee to bring repurchase claims. Merrill Lynch and its affiliates have had limited experience with loan-level private-label securitization repurchases as the number of valid repurchase claims received has been limited. In the three months ended June 30, 2013, Merrill Lynch received $0.6 billion of new repurchase claims, primarily from private-label securitization trustees. Over time, there has been an increase in requests for loan files from certain private-label securitization trustees. Merrill Lynch believes it is likely that these requests will lead to a continued increase in repurchase claims from private-label securitization trustees with standing to bring such claims. In addition, private label securitization trustees may have obtained loan files through other means, including litigation and administrative subpoenas. The representations and warranties, as governed by the private-label securitization agreements, generally require that counterparties have the ability to both assert a claim and actually prove that a loan has an actionable defect under the applicable contracts. While Merrill Lynch believes the agreements for private-label securitizations generally contain less rigorous representations and warranties and place higher burdens on claimants seeking repurchases than the express provisions of comparable agreements with the GSEs, without regard to any variations that may have arisen as a result of dealing with the GSEs, the agreements generally include a representation that underwriting practices were prudent and customary. In the case of private-label securitization trustees, there is currently no established process in place for the parties to reach a conclusion on an individual loan if there is a disagreement on the resolution of the claim.

As of June 30, 2013, the notional amount of unresolved repurchase claims submitted by private-label securitization trustees or whole-loan investors was approximately $7.2 billion. Merrill Lynch has performed an initial review with respect to $6.9 billion of these claims and does not believe a valid basis for repurchase has been established by the claimant, and is still in the process of reviewing the remaining $0.3 billion of these claims.

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
Defined Benefit Pension Plans

Merrill Lynch previously purchased an annuity contract that guarantees the payment of benefits vested under a U.S. defined benefit pension plan that was terminated (the “U.S. terminated pension plan”) in accordance with the applicable provisions of ERISA. Merrill Lynch, under a supplemental agreement, may be responsible for, or benefit from, actual experience and investment performance of the annuity assets. Merrill Lynch made no contribution under this agreement for the three and six months ended June 30, 2013 and 2012. Contributions may be required in the future under this agreement.

The net periodic benefit (income) cost of the U.S. defined benefit pension plans, non-U.S. defined benefit pension plans and postretirement plans sponsored by Merrill Lynch for the three and six months ended June 30, 2013 and 2012 included the following components:

(dollars in millions)
	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	U.S. Defined Benefit Pension Plans	Non-U.S. Defined Benefit Pension Plans	Postretirement Plans(1)	U.S. Defined Benefit Pension Plans	Non-U.S. Defined Benefit Pension Plans	Postretirement Plans(1)
Service cost	$—	$8	$1	$—	$16	$2
Interest cost	19	21	2	39	43	5
Expected return on plan assets	(27)	(27)	—	(55)	(55)	—
Amortization of prior service cost	—	—	1	—	—	2
Amortization of net actuarial losses (gains)	3	—	(1)	6	1	(2)
Recognized gain due to settlements and curtailments	—	—	—	—	(7)	—
Net periodic benefit (income) cost	$(5)	$2	$3	$(10)	$(2)	$7
(1)Approximately 93% of the postretirement benefit obligation at June 30, 2013 relates to the U.S. postretirement plan.

(dollars in millions)
	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	U.S. Defined Benefit Pension Plans	Non-U.S. Defined Benefit Pension Plans	Postretirement Plans(1)	U.S. Defined Benefit Pension Plans	Non-U.S. Defined Benefit Pension Plans	Postretirement Plans(1)
Service cost	$—	$10	$1	$—	$19	$2
Interest cost	23	21	4	45	41	8
Expected return on plan assets	(38)	(32)	—	(76)	(62)	—
Amortization of prior service cost	—	—	1	—	—	2
Amortization of net actuarial (gains) losses	—	(2)	2	1	(4)	4
Net periodic benefit (income)cost	$(15)	$(3)	$8	$(30)	$(6)	$16
(1)Approximately 96% of the postretirement benefit obligation at June 30, 2012 relates to the U.S. postretirement plan.

For the full year 2013, Merrill Lynch expects to contribute approximately $1 million to its nonqualified pension plans, $96 million to its non-U.S. pension plans, and $19 million to its postretirement health and life plans. Through the second quarter of 2013, Merrill Lynch has contributed $64 million to the non-U.S. pension plans and $10 million to its postretirement health and life plans.

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
Securities Regulation
As a registered broker-dealer and futures commission merchant, MLPF&S is subject to the uniform net capital requirements of SEC Rule 15c3-1, and the Commodities Futures Trading Commission's ("CFTC") Regulation 1.17. MLPF&S has elected to compute the minimum capital requirement in accordance with the “Alternative Net Capital Requirement” as permitted by SEC Rule 15c3-1. At June 30, 2013, MLPF&S’s regulatory net capital as defined by Rule 15c3-1 was $11.6 billion and exceeded the minimum requirement of $793 million by $10.9 billion.
In accordance with the Alternative Net Capital Requirement, MLPF&S is required to maintain tentative net capital in excess of $1.0 billion, net capital in excess of $500 million, and notify the SEC in the event its tentative net capital is less than $5.0 billion. As of June 30, 2013, MLPF&S had tentative net capital and net capital in excess of the minimum and notification requirements.
Merrill Lynch International ("MLI"), a U.K. investment firm, is regulated by the FCA and the PRA and is subject to regulatory capital requirements. Financial resources, as defined, must exceed the total financial resources requirement set by the regulators. At June 30, 2013, MLI’s financial resources were $22.4 billion, exceeding the minimum requirement by $5.2 billion.
Merrill Lynch Japan Securities Co., Ltd. ("MLJS"), a Japan-based regulated broker-dealer, is subject to capital requirements of the Japanese Financial Services Agency (“JFSA”). Net capital, as defined, must exceed 120% of the total risk equivalents requirement of the JFSA. At June 30, 2013, MLJS’s net capital was $2.4 billion, exceeding the minimum requirement by $1.6 billion.
Banking Regulation
Merrill Lynch International Bank Limited ("MLIB"), an Ireland-based regulated bank, is subject to the capital requirements of the Central Bank of Ireland. MLIB is required to meet minimum regulatory capital requirements under the European Union (“EU”) banking law as implemented in Ireland by the Central Bank of Ireland. At June 30, 2013, MLIB’s financial resources were $13.5 billion, exceeding the minimum requirement by $4.9 billion.

Note 17.	Sale of International Wealth Management Business

In 2012, Merrill Lynch entered into agreements to sell its International Wealth Management ("IWM") business based outside of the U.S., subject to regulatory approval in multiple jurisdictions, and the first series of closings occurred in February 2013. During the six months ended June 30, 2013, Merrill Lynch recorded a loss of $71 million associated with certain initial costs incurred with the sale of the IWM business. Additional closings occurred in July 2013, which resulted in a gain of approximately $90 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report on Form 10-Q, the documents that it incorporates by reference and the documents into which it may be incorporated by reference may contain, and from time to time Merrill Lynch & Co., Inc. (“ML & Co. and, together with its subsidiaries, “Merrill Lynch,” the “Company,” "we,” “our” or “us”) and its management may make certain statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, “we,” “us” and “our” may refer to ML & Co. individually, ML & Co. and its subsidiaries, or certain of ML & Co.'s subsidiaries or affiliates. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “expects,” “anticipates,” “believes,” “estimates,” “targets,” “intends,” “plans,” “goal” and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.” The forward-looking statements made represent the current expectations, plans or forecasts of Merrill Lynch regarding its future results and revenues and future business and economic conditions more generally, including statements concerning: expectations regarding the impact of United Kingdom ("U.K.") corporate income tax rate reductions on Merrill Lynch's income tax expense; the expectation that unresolved repurchase claims related to private-label securitization trustees will continue to increase; the resolution of representations and warranties repurchase and other claims; the final resolution of the BNY Mellon Settlement; the estimates of liability and range of possible loss for representations and warranties repurchase claims; the possibility that future representations and warranties losses may occur in excess of the amounts recorded for those exposures; Merrill Lynch's intention to vigorously contest any requests for repurchase for which it concludes that a valid basis does not exist; that swap dealers will continue to be subject to additional Commodity Futures Trading Commission rules as and when such rules take effect; the possibility that Merrill Lynch will need to register additional entities as swap dealers and major swap participants; the possibility that Merrill Lynch will be required to restructure certain businesses as a result of final derivatives regulations that impose additional operational and compliance costs; effects of the ongoing debt crisis in certain European countries, including the expectation of continued market volatility, the expectation that Merrill Lynch will continue to support client activities in the region and that exposures may vary over time as Merrill Lynch monitors the situation and manages its risk profile; liquidity; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act; that it is our objective to maintain high-quality credit ratings; the estimated range of possible loss from and the impact on Merrill Lynch of various legal proceedings discussed in Note 14 to the Condensed Consolidated Financial Statements; Bank of America's intentions to streamline its organizational structure and reduce complexity and costs by reducing the number of its subsidiaries, and that Bank of America may, subject to applicable regulatory approvals, consents and other conditions of closing, merge ML & Co. with and into Bank of America Corporation and that such a merger may occur as early as the fourth quarter of 2013; and other matters relating to Merrill Lynch. The foregoing is not an exclusive list of all forward-looking statements we make. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond our control. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed elsewhere in this report, under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, and in any of ML & Co.'s subsequent Securities and Exchange Commission (“SEC”) filings: Merrill Lynch's ability to resolve its representations and warranties repurchase claims made by monolines and private-label and other investors, including as a result of any adverse court rulings, and the chance that we could face related securities, fraud, indemnity or other claims from one or more of the monolines or private-label and other investors; uncertainties about the financial stability of several countries in the European Union (the "EU"), the risk that those countries may default on their sovereign debt and related stresses on financial markets, the Euro and the EU and Merrill Lynch's exposures to such risks, including direct, indirect and operational; the negative impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act on Merrill Lynch's businesses and earnings, including as a result of additional regulatory interpretation and rulemaking; adverse changes to Merrill Lynch's credit ratings from the major credit rating agencies; estimates of the fair value of certain of Merrill Lynch's assets and liabilities; the possibility that the European Commission will impose remedial measures in relation to its investigation of competitive practices; the outcome of any regulatory or governmental investigations; unexpected claims, damages and fines resulting from pending or future litigation and regulatory proceedings; decisions to downsize, sell or close units or otherwise change the business mix of Merrill Lynch; and other similar matters.

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

As part of Bank of America's efforts to streamline its organizational structure and reduce complexity and costs, it has reduced and intends to continue to reduce the number of its subsidiaries, including through intercompany mergers. In connection with these efforts, Bank of America may merge ML & Co. directly into Bank of America Corporation and such a merger may occur as early as the fourth quarter of 2013. Under Delaware law, as a result of such a merger, Bank of America Corporation would assume all of ML & Co.'s obligations, including its outstanding U.S. and non-U.S. debt securities, its obligations with respect to outstanding trust preferred securities and ML & Co. guarantees of outstanding non-U.S. debt securities issued by ML & Co. subsidiaries. Also, as a result of such a merger, ML & Co.'s reporting obligations under the Securities Exchange Act of 1934 would terminate and ML & Co. would cease to separately file reports with the SEC. There can be no assurance that such a merger will occur, and if it does, the timing thereof. Any such merger would be subject to applicable regulatory approvals, consents and other conditions of closing.

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

EXECUTIVE OVERVIEW

We reported net income of $967 million and $760 million for the three and six months ended June 30, 2013, respectively, compared with net income of $988 million for the three months ended June 30, 2012 and a net loss of $618 million for the six months ended June 30, 2012. Revenues, net of interest expense (“net revenues”) for the three and six months ended June 30, 2013 were $6.3 billion and $12.7 billion, respectively, compared with $5.1 billion and $9.9 billion for the three and six months ended June 30, 2012, respectively. Our pre-tax earnings were $752 million and $416 million for the three and six months ended June 30, 2013, respectively. We recorded pre-tax earnings of $218 million and a pre-tax loss of $1.6 billion in the three and six months ended June 30, 2012, respectively.

Our net earnings for the three months ended June 30, 2013 reflected an increase in net revenues, which was primarily driven by higher investment banking revenues and lower net interest expenses. Our non-interest expenses also increased, primarily reflecting an expense reduction of $840 million that was recorded in the three months ended June 30, 2012. In that period, our liability for representations and warranties exposures decreased because levels of claims and file requests with certain counterparties were less than originally anticipated, and a portion of the loss was no longer deemed probable. Our net results for the three months ended June 30, 2013 also included a less favorable effective income tax rate as compared with the prior year period.

The increase in our net earnings for the six months ended June 30, 2013 was primarily driven by an increase in our net revenues. Such increase was primarily attributable to higher principal transactions revenues associated with the valuation of certain of our liabilities as compared with the prior year period. During the six months ended June 30, 2013, we recorded net gains of $12 million due to the impact of the widening of Merrill Lynch's credit spreads on the carrying value of certain of our long-term debt liabilities, primarily structured notes, as compared with net losses of $2.2 billion recorded in the prior year period due to the narrowing of our credit spreads. We also recorded gains due to the impact of net valuation adjustments associated with changes in our credit spreads on the fair value of certain derivative liabilities (i.e., the debit valuation adjustment or "DVA") of $3 million in the six months ended June 30, 2013 as compared with DVA losses of $770 million in the six months ended June 30, 2012. These increases in principal transactions revenues were partially offset by lower revenues generated by our fixed income trading businesses. As discussed above, our non-interest expenses increased primarily due to a $0.8 billion expense reduction recorded in the six months ended June 30, 2012 to lower our liability for representations and warranties exposures.

Transactions with Bank of America

We have entered into various transactions with Bank of America, including transactions in connection with certain sales and trading and financing activities, as well as the allocation of certain shared services. Total net revenues and non-interest expenses related to transactions with Bank of America for the three months ended June 30, 2013 were $546 million and $545 million, respectively. Such net revenues and non-interest expenses for the six months ended June 30, 2013 were $851 million and $1,107 million, respectively. Total net revenues and non-interest expenses related to transactions with Bank of America for the three months ended June 30, 2012 were $349 million and $656 million, respectively. Such net revenues and non-interest expenses for the six months ended June 30, 2012 were $619 million and $1,082 million, respectively. Net revenues and non-interest expenses for both periods included intercompany service fee revenues and expenses from Bank of America associated with allocations of certain centralized or shared business activities between Merrill Lynch and Bank of America. See Note 2 to the Condensed Consolidated Financial Statements for further information.

During the three and six months ended June 30, 2013, Merrill Lynch acquired certain residential mortgage loans from Bank of America.  Such loans had an aggregate unpaid principal balance of $5.3 billion and an aggregate carrying value of $4.2 billion as of June 30, 2013. See Note 10 to the Condensed Consolidated Financial Statements for further information.

Other Events

U.K. Corporate Income Tax Rate Change

On July 17, 2013, the U.K. 2013 Finance Bill was enacted, which reduced the U.K. corporate income tax rate by three percent to 20%. The first two percent of the reduction will become effective on April 1, 2014 and the additional one percent reduction will be effective on April 1, 2015. These reductions will favorably affect income tax expense on future U.K. earnings, but also require us to remeasure, in the period of enactment, our U.K. net deferred tax assets using the lower tax rates. As a result, in the quarter ending September 30, 2013, we will record a charge to income tax expense of approximately $1.1 billion in the aggregate for these reductions.

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

Derivatives

Pursuant to the Financial Reform Act and subsequent Commodity Futures Trading Commission ("CFTC") rulemaking, we have registered certain of our subsidiaries as swap dealers with the CFTC and we may need to register additional entities as swap dealers or major swap participants as a result of the CFTC's July 2013 final cross-border guidance discussed below. Upon registration, swap dealers and major swap participants become subject to certain CFTC rules, including measures regarding clearing and exchange trading of certain derivatives, new capital and margin requirements, additional reporting, external and internal business conduct, swap documentation and portfolio compression and reconciliation requirements for derivatives. Most of these requirements, with the exception of margin, capital and exchange trading, have gone into effect, except with respect to swaps between our non-U.S. swap dealers and non-U.S. branches of Bank of America, N.A. with certain non-U.S. counterparties. Swap dealers are now required to clear certain interest rate and index credit derivative transactions when facing all counterparty types other than corporate counterparties and third-party subaccounts and, after September 9, 2013, will be required to clear all such interest rate and index credit derivative transactions, unless either counterparty qualifies for the “end-user exception” to the clearing mandate. These products will also become subject to exchange trading requirements beginning in the fourth quarter of 2013. The timing for margin implementation remains unknown. The Financial Reform Act and subsequent rulemaking by the Office of the Comptroller of the Currency also require Bank of America, N.A. to "push out" certain derivatives activity to one or more non-bank affiliates, including, potentially, Merrill Lynch and Co., Inc. and affiliates, by July 2015.

On July 12, 2013, the CFTC provided temporary exemptive relief from application of derivatives requirements of the Financial Reform Act for certain non-U.S. derivatives activity and adopted a final cross-border framework to apply CFTC requirements outside the U.S. Europe and various G-20 jurisdictions are also enacting their own derivatives regulations, although the overall pace of non-U.S. reform is behind that of the U.S. The ultimate impact on us of the derivatives regulations that have not yet been finalized and the time it will take us to comply with unfinalized requirements remains uncertain. Final regulations will impose additional operational and compliance costs on us, may require us to restructure certain businesses and may negatively impact our results of operations.

For information regarding other significant regulatory matters, see Item 1A. "Risk Factors" in our 2012 Annual Report on Form 10-K.

Sale of International Wealth Management Business
In 2012, we entered into agreements to sell our International Wealth Management ("IWM") business based outside of the U.S., subject to regulatory approval in multiple jurisdictions, and the first of a series of closings occurred in February 2013. During the six months ended June 30, 2013, we recorded a loss of $71 million associated with certain initial costs incurred with the sale of the IWM business. Additional closings occurred in July 2013, which resulted in a gain of approximately $90 million.

MBIA Settlement

On May 7, 2013, Bank of America entered into a comprehensive settlement (the “MBIA Settlement”) with MBIA, Inc. and certain of its affiliates (“MBIA”) to resolve all outstanding litigation between the parties, as well as other claims between the parties. Under the MBIA Settlement, all pending litigation between the parties was dismissed and each party received a global release of those claims. In connection with the MBIA Settlement, the parties also terminated various credit default swap (“CDS”) transactions in connection with commercial mortgage-backed securities (“CMBS”). Collectively, those CDS transactions had a notional value of $7.4 billion and a fair value of $813 million as of March 31, 2013, and, in connection with the MBIA Settlement, MBIA terminated its CDS with Merrill Lynch, and Bank of America paid Merrill Lynch the value of such terminated CDS.

For further information, see “Results of Operations - Six Months Ended June 30, 2013 Compared With Six Months Ended June 30, 2012” and Note 6 to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS
(dollars in millions)
	For The Three Months Ended June 30, 2013	For The Six Months Ended June 30, 2013	For The Three Months Ended June 30, 2012	For The Six Months Ended June 30, 2012	% Change Between the Three Months Ended June 30, 2013 and the Three Months Ended June 30, 2012	% Change between the Six Months Ended June 30, 2013 and the Six Months Ended June 30, 2012
Revenues
Principal transactions	$1,904	$4,048	$1,948	$1,782	(2)%	127%
Commissions	1,410	2,789	1,240	2,595	14	7
Managed account and other fee-based revenues	1,467	2,862	1,399	2,686	5	7
Investment banking	1,431	2,847	1,053	2,257	36	26
Earnings (loss) from equity method investments	4	(42)	(29)	128	N/M	N/M
Intercompany service fee revenue from Bank of America	294	534	205	372	43	44
Other revenues(1)	108	(274)	252	1,029	(57)	N/M
Subtotal	6,618	12,764	6,068	10,849	9	18
Interest and dividend revenues	1,200	2,914	901	2,792	33	4
Less interest expense	1,469	3,012	1,854	3,761	(21)	(20)
Net interest expense	(269)	(98)	(953)	(969)	(72)	(90)
Revenues, net of interest expense	6,349	12,666	5,115	9,880	24	28
Non-interest expenses
Compensation and benefits	3,518	8,047	3,568	8,082	(1)	—
Communications and technology	398	741	390	829	2	(11)
Occupancy and related depreciation	279	574	296	601	(6)	(4)
Brokerage, clearing, and exchange fees	289	593	243	525	19	13
Advertising and market development	137	254	129	237	6	7
Professional fees	206	431	226	421	(9)	2
Office supplies and postage	22	45	28	56	(21)	(20)
Representations and warranties	(4)	11	(840)	(829)	(100)	N/M
Intercompany service fee expense from Bank of America	434	878	538	932	(19)	(6)
Other	318	676	319	625	—	8
Total non-interest expenses	5,597	12,250	4,897	11,479	14	7
Pre-tax earnings (loss)	752	416	218	(1,599)	245	N/M
Income tax benefit	(215)	(344)	(770)	(981)	(72)	(65)
Net income (loss)	$967	$760	$988	$(618)	(2)	N/M

(1)
Amounts include other income and other-than-temporary impairment losses on available-for-sale debt securities. The other-than-temporary impairment losses were $0 million and $0 million for the three and six months ended June 30, 2013, respectively, and $4 million and $6 million for the three and six months ended June 30, 2012, respectively.

N/M = Not meaningful.

Quarterly Consolidated Results of Operations

Our net income for the three months ended June 30, 2013 was $967 million compared with net income of $988 million for the three months ended June 30, 2012. Net revenues for the three months ended June 30, 2013 were $6.3 billion compared with $5.1 billion in the prior year period.

Three Months Ended June 30, 2013 Compared With Three Months Ended June 30, 2012

Principal transactions revenues include both realized and unrealized gains and losses on trading assets and trading liabilities and investment securities classified as trading. Principal transactions revenues were $1.9 billion in the three months ended June 30, 2013, a decline of 2% from the prior year period. The decline was primarily due to lower revenues associated with certain structured equity financing activities; as discussed below, this reduction in principal transactions revenue was offset by a reduction in net interest expense.   Such decline in principal transactions revenue was partially offset by higher trading revenues from equity cash and derivative products,  as well as by higher revenues from DVA. We recorded DVA gains of $80 million in the three months ended June 30, 2013 as compared with DVA losses of $73 million in the three months ended June 30, 2012.

Net interest income (expense) is a function of (i) the level and mix of total assets and liabilities, including trading assets, deposits, financing and lending transactions, and trading strategies associated with our businesses, and (ii) the prevailing level, term structure and volatility of interest rates. Net interest income (expense) is an integral component of trading activity. In assessing the profitability of our client facilitation and trading activities, we view principal transactions and net interest income (expense) in the aggregate as net trading revenues. Changes in the composition of trading inventories and hedge positions can cause the mix of principal transactions and net interest income (expense) to fluctuate from period to period. Net interest expense was $269 million for the three months ended June 30, 2013 compared with net interest expense of $953 million in the three months ended June 30, 2012. The fluctuation was primarily due to higher net interest revenues generated from our trading activities, including a decline in net interest expense associated with certain structured equity financing activities.  The effect of the lower net interest expense associated with the structured equity financing activities is offset within principal transactions revenues.  Lower financing costs, partially due to a lower level of outstanding long-term borrowings, also contributed to the decline in net interest expense.

Commissions revenues primarily arise from agency transactions in listed and OTC equity securities and commodities and options. Commissions revenues also include distribution fees for promoting and distributing mutual funds. Commissions revenues were $1.4 billion for the three months ended June 30, 2013, an increase of 14% from the prior year period. The increase was primarily attributable to higher revenues from our global equity products business and our global wealth management business.

Managed account and other fee-based revenues primarily consist of asset-priced portfolio service fees earned from the administration of separately managed and other investment accounts for retail investors, annual account fees, and certain other account-related fees. Managed account and other fee-based revenues were $1.5 billion for the three months ended June 30, 2013, an increase of 5% from the prior year period. The increase was attributable to higher fee-based revenues from our global wealth management activities, driven by increased client assets, resulting from increased client flows and higher market levels.

Investment banking revenues primarily include fees for the underwriting and distribution of debt, equity and loan products, and fees for advisory services. Total investment banking revenues were $1.4 billion for the three months ended June 30, 2013, an increase of 36% from the prior year, primarily due to higher underwriting fees during the current quarter. Underwriting fees increased 64% to $1.2 billion, which was driven by higher revenues from both debt and equity issuances. Revenues from advisory services decreased 25% to $252 million.

Earnings from equity method investments include our pro rata share of income and losses associated with investments accounted for under the equity method of accounting. Earnings from equity method investments were $4 million for the three months ended June 30, 2013 compared with negative $29 million for the prior year period.

The increase reflected higher revenues from certain investments. See Note 8 to the Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K for further information on equity method investments.

Intercompany service fee revenues from Bank of America include revenues associated with the provision of certain shared business activities with Bank of America. Intercompany service fee revenues from Bank of America were $294 million in the three months ended June 30, 2013 compared with $205 million in the prior year period. The increase was driven by higher fees earned from Bank of America in connection with certain shared brokerage and trading activities.

Other revenues include gains and losses on investment securities, including certain available-for-sale securities, gains and losses on private equity investments, and gains and losses on loans and other miscellaneous items. Other revenues were $108 million for the three months ended June 30, 2013 compared with $252 million for the three months ended June 30, 2012. Other revenues for the three months ended June 30, 2012 included a gain of $77 million resulting from the repurchase and retirement of certain of our long-term borrowings and a gain of $145 million from the sale of an office building.

Compensation and benefits expenses were $3.5 billion in the three months ended June 30, 2013, a decrease of 1% from the prior year period.

Non-compensation expenses were $2.1 billion in the three months ended June 30, 2013 and were $1.3 billion in the three months ended June 30, 2012. Non-compensation expenses for the three months ended June 30, 2012 included an expense reduction of $840 million to lower our liability for representations and warranties exposures. Excluding this item, non-compensation expenses for the three months ended June 30, 2012 were $2.2 billion. Brokerage, clearing and exchange fees increased 19% to $289 million, which reflected higher exchange and other brokerage fees due to higher transaction volumes. Professional fees decreased 9% to $206 million, primarily reflecting lower legal and consulting fees. Intercompany service fee expenses from Bank of America were $434 million in the three months ended June 30, 2013 compared with $538 million in the prior year period. The decrease reflected a lower level of allocated expenses from Bank of America.

The income tax benefit for the three months ended June 30, 2013 was $215 million compared with an income tax benefit of $770 million for the three months ended June 30, 2012. The effective tax rate was (28.6)% for the three months ended June 30, 2013 compared with (353.2)% in the prior year period.

The income tax benefit for the three months ended June 30, 2013 was driven primarily by an increase in tax benefits from the 2012 non-U.S. restructurings as compared to amounts previously recognized and an increase in our accumulated earnings presumed to be permanently reinvested in non-U.S. subsidiaries.

The income tax benefit for the three months ended June 30, 2012 resulted from adjusting how the income tax benefit of the first quarter 2012 pre-tax loss is spread over the full year pre-tax results in accordance with applicable accounting standards.

On July 17, 2013, the U.K. 2013 Finance Bill was enacted, which reduced the U.K. corporate income tax rate by three percent to 20%. For additional information, see "Executive Overview - U.K. Corporate Income Tax Rate Change."

Year-To-Date Consolidated Results of Operations

Our net income for the six months ended June 30, 2013 was $760 million compared with a net loss of $618 million for the six months ended June 30, 2012.

Six Months Ended June 30, 2013 Compared With Six Months Ended June 30, 2012

Our net revenues for the six months ended June 30, 2013 were $12.7 billion compared with $9.9 billion in the six months ended June 30, 2012. The increase primarily reflected higher principal transactions and investment banking revenues and lower net interest expenses, partially offset by lower other revenues. Principal transactions revenues were $4.0 billion for the six months ended June 30, 2013, an increase of $2.3 billion from the prior year period. The increase included the impact of higher revenues associated with the valuation of certain of our liabilities. In the six months ended June 30, 2013, we recorded net gains of $12 million due to the impact of the widening of Merrill Lynch's credit spreads on the carrying value of certain of our long-term debt liabilities, primarily structured notes, as compared with net losses of $2.2 billion recorded in the prior year period due to the narrowing of our credit spreads. We also recorded gains from DVA of $3 million in the six months ended June 30, 2013 as compared with DVA losses of $770 million in the six months ended June 30, 2012. These increases in principal transactions revenues were partially offset by lower fixed income trading revenues, particularly in our credit, commodity and mortgage product businesses. Investment banking revenues were $2.8 billion and increased 26% from the prior year period, primarily reflecting higher underwriting fees from both debt and equity issuances. Net interest expense was $98 million in the six months ended June 30, 2013 compared with $969 million in the prior year period. The fluctuation was primarily due to higher net interest revenues generated from our trading activities, as well as lower financing costs. Other revenues were negative $274 million in the six months ended June 30, 2013 compared with positive $1.0 billion in the prior year period. Other revenues for the six months ended June 30, 2013 included a charge of approximately $450 million to write-down a receivable from MBIA, Inc., as well as a loss of $71 million associated with certain initial costs incurred with the sale of our IWM business. Other revenues for the six months ended June 30, 2012 included gains of $405 million resulting from the repurchase and retirement of certain of our long-term borrowings and a gain of $145 million from the sale of an office building.

Compensation and benefits expenses were $8.0 billion for the six months ended June 30, 2013, a marginal decrease from the prior year period.

Non-compensation expenses were $4.2 billion in the six months ended June 30, 2013 compared with $3.4 billion in the prior year period. As discussed above, non-compensation expenses for the six months ended June 30, 2012 included an expense reduction of $0.8 billion to lower our liability for representations and warranties. Excluding this item, non-compensation expenses were $4.2 billion in the six months ended June 30, 2012. Communications and technology expenses decreased 11% to $741 million due primarily to lower technology equipment and systems consulting costs. Brokerage, clearing and exchange fees increased 13% to $593 million, which reflected higher exchange and other brokerage fees due to higher transaction volumes.

The income tax benefit was $344 million for the six months ended June 30, 2013 compared with an income tax benefit of $981 million for the six months ended June 30, 2012, resulting in effective tax rates of (82.7)% and 61.4%, respectively. The income tax benefit for the six months ended June 30, 2013 reflected an increase in tax benefits from the 2012 non-U.S. restructurings as compared to amounts previously recognized and an increase in our accumulated earnings presumed to be permanently reinvested in non-U.S. subsidiaries. The income tax benefit for the six months ended June 30, 2012 was driven primarily by net recurring preference items (such as tax exempt income) and a true-up of final settlement of certain income tax audits.

OFF-BALANCE SHEET EXPOSURES
As a part of our normal operations, we enter into various off-balance sheet arrangements that may require future payments. The table and discussion below outline our significant off-balance sheet arrangements, as well as their future expirations, as of June 30, 2013. See Note 14 to the Condensed Consolidated Financial Statements for further information.

(dollars in millions)
	Expiration
	Maximum Payout	Less than 1 Year	1 - 3 Years	3 - 5 Years	Over 5 Years
Standby liquidity facilities	$107	$91	$3	$—	$13
Residual value guarantees	320	320	—	—	—
Standby letters of credit and other guarantees	359	257	68	21	13

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
Residual Value Guarantees
At June 30, 2013, residual value guarantees of $320 million consist of amounts associated with certain power plant facilities. Payments under these guarantees would be required only if the fair value of such assets declined below their guaranteed value. As of June 30, 2013, no payments have been made under these guarantees, and (i) Merrill Lynch believes that the estimated fair value of such assets was in excess of their guaranteed value and/or (ii) there is a very remote risk of future payment pursuant to the remaining contractual provisions.
Standby Letters of Credit
At June 30, 2013, we provided guarantees to certain counterparties in the form of standby letters of credit in the amount of $0.4 billion.
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

The BNY Mellon Settlement, entered into in June 2011, is subject to final court approval and certain other conditions. The court approval hearing on the settlement began on June 3, 2013 in the New York Supreme Court, New York County, and additional hearing days are currently scheduled in September 2013. Although Bank of America and Merrill Lynch are not parties to the proceeding, certain of Bank of America's rights and obligations under the settlement agreement are conditioned on final court approval of the settlement.

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

The notional amount of unresolved claims from private-label securitization trustees, whole-loan investors and others totaled $7.2 billion at June 30, 2013 compared with $5.8 billion at December 31, 2012. The increase in the notional amount of unresolved repurchase claims is primarily due to the continued submission of claims by private-label securitization trustees, claim quality and, therefore, claims resolution, and the lack of an established process to resolve disputes related to these claims. We anticipated an increase in aggregate non-GSE claims at the time of the BNY Mellon Settlement in June 2011, and such increase in aggregate non-GSE claims was taken into consideration in developing the increase in our representations and warranties liability at that time. We expect unresolved repurchase claims related to private-label securitizations to continue to increase as claims continue to be submitted by private-label securitization trustees, and there is not an established process for the ultimate resolution of claims on which there is a disagreement. The documents governing private-label securitizations require repurchase claimants to show that a breach of representations and warranties had a material adverse impact on the claimant. We believe this to mean that the claimant is required to prove that the breach caused a loss to investors in the trust (or in certain cases, to the monoline insurer or other financial guarantor). We also believe that many of the defaults observed in private-label securitizations have been, and continue to be, driven by external factors, such as the substantial depreciation in home prices, persistently high unemployment and other negative economic trends, diminishing the likelihood that breaches of representations and warranties, where present, caused a loss.

The table below presents unresolved representations and warranties claims by counterparty at June 30, 2013 and December 31, 2012. The unresolved repurchase claims include only claims where we believe that the counterparty has a basis to submit claims. During the three months ended June 30, 2013, we received $641 million of new repurchase claims, which consisted of approximately $613 million from private-label securitization trustees and $28 million from GSEs.

Unresolved Repurchase Claims by Counterparty
(dollars in millions)
	June 30, 2013	December 31, 2012
GSEs	$46	$93
Monoline	146	147
Whole-loan investors, private-label securitization trustees and other	7,227	5,805
Total	$7,419	$6,045

At June 30, 2013, the notional amount of unresolved repurchase claims was $7.4 billion. We have performed an initial review with respect to $7.1 billion of these claims and do not believe a valid basis for repurchase has been established by the claimants. We are still in the process of reviewing the remaining $0.3 billion of these claims. When a claim has been denied and there has not been communication with the counterparty for six months, Merrill Lynch views these claims as inactive; however, they remain in the unresolved repurchase claims balance until resolution.

In addition to, and not included in, the total unresolved repurchase claims above, there are $1.2 billion of repurchase demands from a master servicer where we believe the claimant has not satisfied the contractual thresholds to direct the securitization trustee to take action and/or that these demands are otherwise procedurally or substantively invalid. We do not believe the $1.2 billion of demands received represents valid repurchase claims, and therefore it is not possible to predict the resolution with respect to such demands.

Cash Settlements

As presented in the table below, during the three and six months ended June 30, 2013, we paid $70 million and $91 million to resolve $71 million and $87 million, respectively, of repurchase claims through repurchase or reimbursement to investors or securitization trusts for losses they incurred, resulting in a loss on the related loans at the time of repurchase or reimbursement of $61 million and $79 million, respectively. During the three and six months ended June 30, 2012, Merrill Lynch paid $18 million and $29 million to resolve $20 million and $31 million, respectively, of repurchase claims through repurchase or reimbursement to investors or securitization trusts for losses they incurred, resulting in a loss on the related loans at the time of repurchase or reimbursement of $12 million and $23 million, respectively.

dollars in millions	2013		2012
	Three Months Ended June 30	Six Months Ended June 30	Three Months Ended June 30	Six Months Ended June 30
Claims resolved (1)	$71	$87	$20	$31

Repurchases	$10	$13	$7	$7
Indemnification payments	60	78	11	22
Total	$70	$91	$18	$29
(1) Represents unpaid principal balance.

Liability for Representations and Warranties

The liability for representations and warranties is included in Interest and other payables on the Condensed Consolidated Balance Sheets, and the related provision is included in Non-interest expenses on the Condensed Consolidated Statements of Earnings (Loss).

Our estimate of the liability at June 30, 2013 for representations and warranties exposures and the corresponding range of possible loss is based on currently available information, significant judgment, and a number of other factors and assumptions that are subject to change. For additional information, see Note 14 to the Condensed Consolidated Financial Statements.

The liability for representations and warranties exposures and the corresponding estimated range of possible loss for these representations and warranties exposures do not consider any losses related to litigation matters disclosed in Note 14 to the Condensed Consolidated Financial Statements, nor do they include any potential securities law or fraud claims or potential indemnity or other claims against us. We are not able to reasonably estimate the amount of any possible loss with respect to any such securities law, fraud or other claims against us (except to the extent reflected in the estimated range of possible loss for litigation and regulatory matters disclosed in Note 14 to the Condensed Consolidated Financial Statements); however, such loss could be material.

At June 30, 2013, the liability for representations and warranties was $1.9 billion.

Estimated Range of Possible Loss

Our estimated liability at June 30, 2013 for obligations under representations and warranties is necessarily dependent on, and limited by, a number of factors, including for private-label securitizations, the implied repurchase experience based on the BNY Mellon Settlement, as well as certain other assumptions and judgmental factors. Accordingly, future provisions associated with obligations under representations and warranties may be materially impacted if actual experiences are different from our historical experience or our understandings, interpretations or assumptions.

The representations and warranties liability represents our best estimate of probable incurred losses as of June 30, 2013. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. In addition, we have not recorded any representations and warranties liability for certain private-label securitizations sponsored by whole-loan investors, where we have little to no claim activity.

We currently estimate that the range of possible loss for all representations and warranties exposures, consisting primarily of non-GSE exposures, could be up to $1.1 billion over accruals at June 30, 2013, which remains the same as reported at March 31, 2013. This estimated range of possible loss related to these representations and warranties exposures does not represent a probable loss and is based on currently available information, significant judgment, and a number of assumptions that are subject to change. Our estimated range of possible loss related to representations and warranties exposures does not include possible losses related to monoline insurers.

Future provisions and/or ranges of possible loss for representations and warranties exposures may be significantly impacted if actual experiences are different from our assumptions in our predictive models, including, without limitation, those regarding the ultimate resolution of the BNY Mellon Settlement, estimated repurchase rates, economic conditions, estimated home prices, consumer and counterparty behavior, and a variety of other judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss could result in significant increases to future provisions and/or this estimated range of possible loss. For example, an appellate court, in the context of claims brought by a monoline insurer, disagreed with the interpretation of an affiliate of ours that a loan must be in default in order to satisfy the underlying agreements' requirement that a breach have a material and adverse effect. If that decision is extended to non-monoline contexts, it could significantly impact our provision and/or our estimated range of possible loss.

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

Experience with Non-GSE Investors

As presented in the table below, Merrill Lynch, including First Franklin, sold loans originated from 2004 to 2008 (primarily subprime and alt-A) with an original principal balance of $132 billion to investors other than the GSEs (although the GSEs are investors in certain private-label securitizations), of which approximately $65 billion in principal has been paid and $47 billion in principal has defaulted or was severely delinquent (i.e., 180 days or more past due) at June 30, 2013.

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

The following table details the population of loans originated between 2004 and 2008 and the population of loans sold as whole loans or in non-GSE private-label securitizations by entity together with the defaulted and severely delinquent loans stratified by the number of payments the borrower made prior to default or becoming severely delinquent as of June 30, 2013. In connection with these transactions, we provided representations and warranties, and the whole-loan investors may retain those rights even when the whole loans were aggregated with other collateral into private-label securitizations sponsored by the whole-loan investors. At least 25 payments have been made on approximately 62% of the defaulted and severely delinquent loans. In the three months ended June 30, 2013, we have received approximately $611 million of representations and warranties claims from private-label securitization trustees related to these vintages. We believe that many of the defaults observed in these securitizations have been, and continue to be, driven by external factors, such as the substantial depreciation in home prices, persistently high unemployment and other negative economic trends, diminishing the likelihood that any loan defect (assuming one exists at all) was the cause of a loan's default. As of June 30, 2013, approximately 36% of the loans sold to non-GSE counterparties that were originated between 2004 and 2008 have defaulted or are severely delinquent.

(dollars in billions)
	Principal Balance					Principal at Risk
Entity	Original Principal Balance	Outstanding Principal Balance June 30, 2013	Outstanding Principal Balance Over 180 Days	Defaulted Principal Balance	Defaulted or Severely Delinquent	Borrower Made Less than 13 Payments	Borrower Made 13 to 24 Payments	Borrower Made 25 to 36 Payments	Borrower Made More Than 36 Payments
Merrill Lynch (excluding First Franklin)	$50	$13	$4	$14	$18	$3	$4	$3	$8
First Franklin	82	16	5	24	29	5	6	5	13
Total (1)	$132	$29	$9	$38	$47	$8	$10	$8	$21

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

Beginning late in the third quarter of 2009, in connection with the update or renewal of certain Merrill Lynch international securities offering programs, Bank of America agreed to guarantee debt securities, warrants and/or certificates issued by certain subsidiaries of ML & Co. on a going forward basis. All existing ML & Co. guarantees of securities issued by those same Merrill Lynch subsidiaries under various international securities offering programs will remain in full force and effect as long as those securities are outstanding, and Bank of America has not assumed any of those prior ML & Co. guarantees or otherwise guaranteed such securities. There were approximately $6.9 billion of securities guaranteed by Bank of America at June 30, 2013. In addition, Bank of America has guaranteed the performance of Merrill Lynch on certain derivative transactions. The aggregate amount of such derivative liabilities was approximately $1.3 billion at June 30, 2013.

Following the completion of Bank of America's acquisition of Merrill Lynch, ML & Co. became a subsidiary of Bank of America and established intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these intercompany agreements is a $75 billion one-year revolving unsecured line of credit that allows ML & Co. to borrow funds from Bank of America at a spread to the London Interbank Offered Rate ("LIBOR") that is reset periodically and is consistent with other intercompany agreements. This credit line was renewed effective January 1, 2013 with a maturity date of January 1, 2014. The credit line will automatically be extended by one year to the succeeding January 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. The agreement does not contain any financial or other covenants. There were no outstanding borrowings under the line of credit at June 30, 2013 and December 31, 2012.

In addition to the $75 billion unsecured line of credit, there is also a revolving unsecured line of credit that allows ML & Co. to borrow up to $25 billion from Bank of America. Interest on borrowings under the line of credit is based on prevailing short-term market rates. The line of credit does not contain any financial or other covenants. The line of credit matures on February 11, 2014. There were no outstanding borrowings under the line of credit at June 30, 2013 and December 31, 2012.

Merrill Lynch Pierce Fenner & Smith Incorporated ("MLPF&S"), a wholly-owned subsidiary of ML & Co., also has the following borrowing agreements with Bank of America:

•
A $4 billion one-year revolving unsecured line of credit - Interest on the line of credit is based on prevailing short-term market rates. The credit line matures on November 1, 2013 and may automatically be extended by one year to the succeeding November 1st unless Bank of America provides written notice not to extend at least 45 days prior to the maturity date. At both June 30, 2013 and December 31, 2012, there were no outstanding borrowings under the line of credit.

•
A $15 billion revolving unsecured line of credit - Interest on the line of credit is based on prevailing short-term market rates. The line of credit will mature on February 1, 2014 and will automatically extend every six months. At June 30, 2013 and December 31, 2012, approximately $0.7 billion and $0.9 billion, respectively, was outstanding under the line of credit.

Bank of America and Merrill Lynch have entered into certain intercompany lending and borrowing arrangements to facilitate centralized liquidity management. Included in these arrangements is a $50 billion extendible one-year revolving credit facility that allows Bank of America to borrow funds from Merrill Lynch at a spread to LIBOR that is reset periodically and is consistent with other intercompany agreements. The credit facility matures on January 1, 2014 and will automatically be extended by one year to the succeeding January 1st unless Merrill Lynch provides written notice not to extend at least 45 days prior to the maturity date. There were no amounts outstanding at both June 30, 2013 and December 31, 2012 under this credit facility. There is also a short-term revolving credit facility that allows Bank of America to borrow up to an additional $25 billion. Interest on borrowings under the credit facility is based on prevailing short-term market rates. The line of credit matures on February 11, 2014. At June 30, 2013 and December 31, 2012, approximately $7.8 billion and $16.2 billion, respectively, was outstanding under this line of credit.
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
On June 11, 2013, Standard & Poor's Ratings Services (“S&P”) published a report that affirmed all its current ratings for Bank of America, and consequently, ML & Co., and seven other bank holding companies that the agency views as having high systemic importance. That report also indicated that S&P is reconsidering, and may remove, the uplift for government support in its holding company ratings for those companies. As a result, the agency maintained its negative outlook on Bank of America's and ML & Co.'s holding company ratings. On May 16, 2013, Fitch Ratings (“Fitch”) announced the results of its periodic review of its ratings for 12 large, complex securities trading and universal banks, including Bank of America. As part of this action, Fitch affirmed Bank of America's and ML & Co.'s senior credit ratings and upgraded the rating of Bank of America's stand-alone creditworthiness, as well as the ratings for Bank of America's subordinated debt, trust preferred and preferred stock issuances, each by one notch. On March 27, 2013, Moody's Investors Service, Inc. ("Moody's") published an update on systemic support in U.S. bank ratings and indicated the agency expects to resolve the current negative outlooks on its ratings for systemically important U.S. bank holding companies, including that of Bank of America, during 2013.

Currently, Bank of America's and ML & Co.'s long-term/short-term senior debt ratings and outlooks expressed by the rating agencies are as follows: Baa2/P-2 (negative) by Moody's; A-/A-2 (negative) by S&P; and A/F1 (stable) by Fitch. MLPF&S's long-term/short-term senior debt ratings and outlooks are A/A-1 (negative) by S&P and A/F1 (stable) by Fitch. Merrill Lynch International, a U.K.-based investment firm and subsidiary of ML & Co., has a long-term/short-term senior debt rating and outlook of A/A-1 (negative) by S&P. Merrill Lynch International Bank Limited, an Ireland-based bank subsidiary of ML & Co., has a long-term/short-term senior debt rating and outlook of A/F1 (stable) by Fitch.
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

At June 30, 2013, if the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by one incremental notch, the amount of additional collateral contractually required by derivative contracts and other trading agreements would have been approximately $0.4 billion. If the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by a second incremental notch, approximately $4.1 billion in additional incremental collateral would have been required.

Also, if the rating agencies had downgraded their long-term senior debt ratings for ML & Co. or certain subsidiaries by one incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of June 30, 2013 was $1.2 billion, against which $0.7 billion of collateral had been posted. If the rating agencies had downgraded their long-term debt ratings for ML & Co. or certain subsidiaries by a second incremental notch, the derivative liability that would be subject to unilateral termination by counterparties as of June 30, 2013 was an incremental $1.0 billion, against which $0.6 billion of collateral had been posted.

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

On July 18, 2013, Moody's revised its outlook on the U.S. government to stable from negative and affirmed its Aaa long-term sovereign credit rating on the U.S. government. On June 28, 2013, Fitch affirmed its AAA long-term and F1+ short-term sovereign credit rating on the U.S. government, but the outlook remains negative. On June 10, 2013, S&P affirmed its AA+ long-term and A-1+ short-term sovereign credit rating on the U.S. government, as the outlook on the long-term credit rating was revised to stable from negative.

Credit Risk Management

For information about our credit risk management activities, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk - Credit Risk Management" included in our 2012 Annual Report on Form 10-K.

European Exposures

Certain European countries, including Greece, Ireland, Italy, Portugal and Spain, have experienced varying degrees of financial stress in recent years. Risks from the ongoing debt crisis in these countries could continue to disrupt the financial markets, which could have a detrimental impact on global economic conditions and sovereign and non-sovereign debt in these countries. Market volatility is expected to continue as policymakers address the fundamental challenges of competitiveness, growth and fiscal solvency. We expect to continue to support client activities in the region, and our exposures may vary over time as we monitor the situation and manage our risk profile.

The table below presents our direct sovereign and non-sovereign exposures in these countries at June 30, 2013. Our total sovereign and non-sovereign exposure to these countries was $2.5 billion at June 30, 2013 compared with $2.9 billion at December 31, 2012. Our total exposure to these countries, net of all hedges, was $786 million at June 30, 2013 compared with $1.5 billion at December 31, 2012. At June 30, 2013 and December 31, 2012, hedges and credit default protection purchased, net of credit default protection sold, was $1.7 billion and $1.4 billion, respectively.

Select European Countries
					Country	Hedges and	Net Country
	Funded Loans	Unfunded	Net	Securities/	Exposure	Credit	Exposure
	and Loan	Loan	Counterparty	Other	June 30,	Default	June 30,
(dollars in millions)	Equivalents	Commitments	Exposure (1)	Investments (2)	2013	Protection (3)	2013 (4)
Country

Greece
Sovereign	$—	$—	$—	$31	$31	$—	$31
Financial Institutions	—	—	3	—	3	(23)	(20)
Corporates	—	—	1	48	49	(28)	21
Total Greece	$—	$—	$4	$79	$83	$(51)	$32

Ireland
Sovereign	$12	$—	$24	$119	$155	$—	$155
Financial Institutions	3	9	80	7	99	(1)	98
Corporates	—	—	16	60	76	(13)	63
Total Ireland	$15	$9	$120	$186	$330	$(14)	$316

Italy

Sovereign	$—	$—	$619	$94	$713	$(817)	$(104)
Financial Institutions	—	—	240	195	435	(89)	346
Corporates	—	—	101	154	255	(276)	(21)
Total Italy	$—	$—	$960	$443	$1,403	$(1,182)	$221

Portugal

Sovereign	$—	$—	$20	$11	$31	$(27)	$4
Financial Institutions	—	—	—	15	15	(12)	3
Corporates	—	—	2	29	31	(123)	(92)
Total Portugal	$—	$—	$22	$55	$77	$(162)	$(85)

Spain

Sovereign	$—	$—	$52	$127	$179	$(64)	$115
Financial Institutions	1	—	71	23	95	(153)	(58)
Corporates	—	30	39	221	290	(45)	245
Total Spain	$1	$30	$162	$371	$564	$(262)	$302

Total

Sovereign	$12	$—	$715	$382	$1,109	$(908)	$201
Financial Institutions	4	9	394	240	647	(278)	369
Corporates	—	30	159	512	701	(485)	216
Total	$16	$39	$1,268	$1,134	$2,457	$(1,671)	$786

(1)Net counterparty exposure includes the fair value of derivatives, including counterparty risk associated with credit default protection, and secured financing transactions. Derivative exposures are presented net of all eligible collateral pledged under legally enforceable netting agreements. Secured financing transaction exposures are presented net of eligible cash or securities pledged as collateral. The notional amount of reverse repurchase transactions was $3.6 billion at June 30, 2013. Counterparty exposure is not presented net of hedges or credit default protection.

(2)Long securities exposures are netted on a single-name basis to, but not below, zero by hedges and short exposures.
(3)Represents credit default protection purchased, net of credit default protection sold, which is used to mitigate the risk to country exposures as listed, including $(739) million in net credit default protection purchased to hedge loans and securities and short exposures, and $(932) million in additional credit default protection purchased to hedge derivative assets. Amounts are calculated based on the credit default protection notional amount assuming zero recovery adjusted for any fair value receivable or payable.
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

The table below presents the notional amount and fair value of single-name CDS purchased and sold on reference assets in Greece, Ireland, Italy, Portugal and Spain at June 30, 2013. The table below includes only single-name CDS netted at the counterparty level, whereas the table above includes single-name, indexed and tranched CDS exposures netted by the reference asset that they are intended to hedge; therefore, CDS purchased and sold information is not comparable between the tables.

Single-Name CDS with Reference Assets in Greece, Ireland, Italy, Portugal and Spain(1)
	Notional		Fair Value
(dollars in millions)	Purchased	Sold	Purchased	Sold
Greece
Aggregate	$71	$34	$1	$2
After Netting (2)	50	13	1	1

Ireland
Aggregate	1,026	883	71	49
After Netting (2)	980	788	66	44

Italy
Aggregate	12,564	7,467	1,402	611
After Netting (2)	8,140	3,090	1,158	370

Portugal
Aggregate	1,005	734	64	46
After Netting (2)	388	121	25	7

Spain
Aggregate	2,135	2,162	93	128
After Netting (2)	942	968	31	66

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

In addition to our direct sovereign and non-sovereign exposures, a significant deterioration in the European debt crisis could result in material reductions in the value of sovereign debt and other asset classes posted as collateral, disruptions in capital markets, widening of credit spreads of U.S. and non-U.S. financial institutions, loss of investor confidence in the financial services industry, a slowdown in global economic activity and other adverse developments. For additional information on the debt crisis in Europe, see Item 1A. "Risk Factors" in our 2012 Annual Report on Form 10-K.

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
In addition, no change in Merrill Lynch’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, Merrill Lynch’s internal control over financial reporting.

PART II - Other Information

Item 1.	Legal Proceedings

Legal and Regulatory Matters
See Note 14 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference in this Item 1, for litigation and regulatory matters that supplement the disclosure in Note 14 to the Consolidated Financial Statements included in Merrill Lynch's 2012 Annual Report on Form 10-K and in Note 14 to the Condensed Consolidated Financial Statements included in Merrill Lynch's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013.

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

Date: August 2, 2013

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

101
The following materials from Merrill Lynch & Co., Inc.'s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013 and June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings (Loss), (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements. (1)

(1) Filed herewith.

E-1